Form 10-K
period 1994-01-31
CIRCUS CIRCUS ENTERPRISES INC
filed 1994-05-02
CIK 725549

FORM 10-K
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
(Mark One)
  [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended               January 31, 1994
                                  OR
  [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                  to

Commission File Number                  1-8570


                  CIRCUS CIRCUS ENTERPRISES, INC.

      (Exact name of registrant as specified in its charter)

          Nevada                         88-0121916

(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)          Identification No.)

   2880 Las Vegas Boulevard South, Las Vegas, Nevada 89109-1120

      (Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:  (702) 734-0410


Securities registered pursuant to Section 12(b) of the Act:

                                            Name of Exchanges
       Title of Class                      on which Registered

Common Stock, $.01-2/3 Par Value       New York Stock Exchange and
                                       Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X    No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock of the registrant held by persons other than the registrant's directors and executive officers as of April 25, 1994 (based upon the last reported sale price on the New York Stock Exchange on such date) was $2,185,976,064.

     The number of shares of Common Stock, $.01-2/3 par value, outstanding at April 25, 1994: 85,686,829.

                   DOCUMENTS INCORPORATED BY REFERENCE
     PART II - Portions of the Registrant's Annual Report to
Stockholders for the year ended January 31, 1994 are incorporated by reference into Items 7 and 8, inclusive.

     PART III - Portions of the Registrant's definitive proxy statement in connection with the annual meeting of stockholders to be held on June 21, 1994, are incorporated by reference into Items 10 through 13, inclusive.

                                  PART I

     Item 1.   Business.

General

     Circus Circus Enterprises, Inc. (the "Company"), which was incorporated in 1974, owns and operates, through wholly-owned subsidiaries, six hotel-casino properties in the State of Nevada, including three properties in Las Vegas (Circus Circus-Las Vegas, Luxor and Excalibur), the Circus Circus Hotel and Casino in Reno and the Colorado Belle Hotel and Casino and the Edgewater Hotel and Casino which are located on the Colorado River in Laughlin. The Company also operates two smaller casinos on the Las Vegas Strip, Slots-A-Fun (which the Company also owns) and the Silver City Casino (which the Company operates under a long-term lease). With the addition of Luxor, which opened on October 15, 1993, the Company increased both its rooms base and casino space by over 22% to approximately 13,700 rooms and approximately 536,000 square feet of casino space.

     The Company is currently engaged in the development of a 24-acre dockside casino site in Tunica County, Mississippi which the Company purchased in January 1994. Subject to receipt of the requisite regulatory approvals, the Tunica County project, which will be wholly-owned and operated by the Company, is expected to open in the fall of 1994. The Company is also currently a 50% participant in two joint ventures which are developing and/or seeking the requisite regulatory approvals for casino projects in Reno, Nevada; and Chalmette, Louisiana; and is a one-third participant in a joint venture which is developing a hotel-casino project in Windsor, Ontario, Canada. The Company also is a 50% participant in a joint venture which is one of two finalists that have submitted bid proposals for the right to develop a casino in Sydney, Australia, which includes a 12-year exclusive right to operate table games, and has joined with two other companies in a bid proposal for a license to operate a riverboat facility in Michigan City, Indiana. For additional information concerning the Tunica County project and the additional projects with which the Company is involved through the aforementioned joint ventures, see "Current Expansion Project and Joint Venture Participations", below.

     Unless the context otherwise indicates, all references to the Company are to Circus Circus Enterprises, Inc. and its subsidiaries.

Description of the Company's Operating Hotels and Casinos

     Circus Circus-Las Vegas. Circus Circus-Las Vegas, the Company's original property, is a circus-themed hotel and casino complex situated on approximately 69 acres on the north end of the Las Vegas Strip. The property, which has a total of 2,793 hotel rooms, includes approximately 110,000 square feet of casino space where, as of January 31, 1994, 2,369 licensed slot machines and other coin-operated devices, 69 blackjack ("21") tables, four craps tables, seven roulette tables and two wheels of fortune as well as poker, keno and a race and sports book were available to the casino's patrons. From a "Big Top" above the casino, Circus Circus-Las Vegas offers its guests a variety of circus acts performed free of charge to the public from 11 a.m. to midnight daily. A mezzanine area overlooking the casino has a circus midway with carnival-style games and an arcade that offers a variety of amusements and electronic games. Two specialty restaurants, a buffet with a seating capacity of approximately 1,160, two coffee shops, several fast food snack bars, five cocktail bars and two cocktail service bars, and a variety of gift shops and specialty shops are also available to the guests at Circus Circus-Las Vegas. On-site parking is available for approximately 5,100 vehicles, including three garages that will accommodate approximately 3,200 vehicles and covered parking for approximately 320 vehicles beneath the recently completed Grand Slam Canyon, described below. Circus Circus-Las Vegas also offers accommodations for approximately 375 recreational vehicles at the property's Circusland RV Park. In August 1993, the Company completed its latest addition to Circus Circus-Las Vegas with the opening of Grand Slam Canyon, an "adventuredome" covering approximately five acres and modeled after the Grand Canyon. The new facility offers theme park entertainment that includes a high-speed, double-loop, double-corkscrew roller coaster, a coursing river flume ride on white-water rapids, a 65-foot waterfall, fully animated life-size dinosaurs in their primeval habitat, a southwestern-themed restaurant with a cantina, food kiosks, souvenir shops and an arcade, all in a climate-controlled setting under a giant pink space-frame dome.
A phased expansion program is currently underway which will increase the number of attractions at Grand Slam Canyon. The first phase of this expansion should be completed by the summer of 1994 and will cost approximately $10 million.

     Luxor. The most recently completed of the Company's properties is the Egyptian-themed hotel and casino complex, Luxor, a 30-story pyramid sheathed in reflective glass. Situated at the south end of the Las Vegas Strip on a 64-acre site adjacent to Excalibur, Luxor was opened to the public on October 15, 1993 and offers its guests more than 400,000 square feet of public entertainment area on three different levels beneath a soaring hotel atrium enclosed by 2,526 hotel rooms, including 287 suites. The rooms can be reached from the four corners of the pyramid by state-of-the-art "inclinators" which travel at a 39-degree angle. Luxor includes approximately 100,000 square feet of casino space where, as of January 31, 1994, 2,517 licensed slot machines and other coin-operated devices, 69 blackjack ("21") tables, eight craps tables, eight roulette tables and two wheels of fortune as well as poker, keno and a race and sports book were available to the casino's patrons. On the casino level, guests may view a chronological tableau of Egyptian archaeological wonders dating from 4000 B.C. to 300 B.C. from boats operated on a waterway that flows along the interior perimeter of the building, separating the hotel rooms from the casino. Above the casino, a series of high-tech "participatory" adventures arrayed in striking scenery are designed to seemingly transport visitors to extraordinary places of times past, present and future. Below the casino is a 1,100-seat oval showroom which features nightly costume drama. Also on the showroom level is a museum of the Tomb of King Tutankhamun featuring authentic replicas of Egyptian artifacts as they were found in the Tomb. Luxor's other public areas contain a buffet with a seating capacity of approximately 800, six themed restaurants including two gourmet restaurants, as well as a snack bar, five cocktail lounges and a variety of specialty shops. Surface parking is available for nearly 3,000 vehicles. A 1,600 space parking garage is under construction and is expected to be completed by the summer of 1994.

     Excalibur. Excalibur is a castle-themed hotel and casino complex situated on the south end of the Las Vegas Strip on a 53-acre site adjacent to Luxor. Excalibur, which has a total of 4,032 hotel rooms, offers its guests more than 400,000 square feet of public entertainment area, including approximately 110,000 square feet of casino space where, as of January 31, 1994, 2,555 licensed slot machines and other coin-operated devices, 65 blackjack ("21") tables, six craps tables, six roulette tables and two wheels of fortune as well as poker, keno and a race and sports book were available to the casino's patrons. Excalibur's other public areas include a Renaissance faire, a medieval village, an amphitheater with seating capacity of nearly 1,000 where nightly mock jousting tournaments are held and costume drama are presented, two dynamic motion theaters, various artisans' booths and medieval games of skill. In addition, the property has a buffet with seating capacity of approximately 1,450, six themed restaurants, as well as three snack bars, several cocktail lounges and a variety of specialty shops. Surface parking is available for approximately 2,500 vehicles. A 1,400 space parking garage is under construction and is expected to be completed by the summer of 1994.

     Circus Circus-Reno. Circus Circus-Reno is a circus-themed hotel and casino complex situated in the downtown district of Reno, Nevada. The property, which has a total of 1,625 hotel rooms, includes approximately 60,000 square feet of casino space where, as of January 31, 1994, 1,675 licensed slot machines and other coin-operated devices, 66 blackjack ("21") tables, three craps tables, six roulette tables and a wheel of fortune as well as poker, keno and a race and sports book were available to the casino's patrons. From a "Big Top" above the casino, Circus Circus-Reno also offers its guests a variety of circus acts performed free of charge to the public from 11 a.m. to midnight daily. A mezzanine area overlooking the casino has a circus midway with carnival-style games and an arcade that offers a variety of amusement and electronic games. The facilities at Circus Circus-Reno also include a specialty restaurant, a buffet with a seating capacity of approximately 700, a coffee shop, three fast food snack bars, four cocktail lounges, a gift shop and specialty shops. Covered parking is available for over 1,800 vehicles. For information concerning the Company's participation in a joint venture which is developing a new project adjacent to Circus Circus-Reno, see "Current Expansion Project and Joint Venture Participations -- Reno Joint Venture", below.

     Colorado Belle. The Colorado Belle Hotel and Casino is situated on a 22-acre site on the bank of the Colorado River (with 1,080 feet of river frontage) in Laughlin, Nevada, approximately 90 miles south of Las Vegas. The Colorado Belle features a 600-foot replica of a Mississippi riverboat with 200 hotel rooms, two towers containing an additional 1,034 hotel rooms and a 64,000 square foot casino where, as of January 31, 1994, 1,594 licensed slot machines and other coin-operated devices, 34 blackjack ("21") tables, three craps tables and four roulette tables as well as poker, keno and a sports book were available to the casino's patrons. The Colorado Belle's facilities also include a 350-seat buffet, a coffee shop, three specialty restaurants, two fast food snack bars, four cocktail lounges and a cocktail service bar as well as a gift shop and other specialty shops. There is surface parking available for an estimated 1,700 vehicles.

     Edgewater. The Edgewater Hotel and Casino is situated on a 16-acre site adjacent to the Colorado Belle in Laughlin, Nevada with approximately 1,640 feet of frontage on the Colorado River. The property, which has 1,450 hotel rooms, includes approximately 57,000 square feet of casino space where, as of January 31, 1994, 1,542 licensed slot machines and other coin-operated devices, 30 blackjack ("21") tables, three craps tables, three roulette tables and a wheel of fortune as well as poker, keno and a race and sports book were available to the casino's patrons. The Edgewater's facilities also include a specialty restaurant, a coffee shop, a buffet with a seating capacity of approximately 735, a snack bar and three cocktail lounges. There is surface parking available for approximately 1,350 vehicles and a parking garage which can accommodate approximately 934 additional vehicles.

     Other Properties. The Silver City Casino and Slots-A-Fun have 18,200 and 16,700 square feet of casino space, respectively. Both casinos depend on foot traffic along the Las Vegas Strip for their business. As of January 31, 1994, the Silver City Casino had 515 licensed slot machines and other coin-operated devices, and Slots-A-Fun had 601 such licensed machines and devices.

Marketing

     Generally, the Company follows a marketing and operating philosophy which emphasizes high-volume business by providing moderately priced hotel rooms, food and beverage and alternative entertainment in combination with the gaming activity. The Company also maintains stringent cost controls which are exemplified by a general policy of offering minimal credit for gaming customers at the Company's properties. Management believes that this philosophy sets the Company apart from its principal competitors.

     The Company's current operations are conducted 24 hours a day, every day of the year. The Company does not consider its business to be highly seasonal, although typically its operating income is somewhat lower in the fourth quarter. Management emphasizes courtesy and prompt service to its customers and aspires to a high standard of excellence in all of its operations.

     The Company believes it has been able to maintain high occupancy rates at its hotels, in part, due to the modest prices charged for its rooms and its advertised policy of assisting any customer who cannot be accommodated at its properties in finding similarly priced rooms in nearby hotels and motels. The combined occupancy rate (excluding complimentaries but including nonrefunded prepaid cancellations) of the Company was approximately 97.8%, 98.3% and 96.4% for the years ended January 31, 1994, 1993 and 1992, respectively.

     Circus Circus-Las Vegas and Circus Circus-Reno, which together contributed 36% of the Company's revenues in the year ended January 31, 1994 (and 39% and 40%, respectively, in the years ended January 31, 1993 and 1992), have popular buffets, attractive because of their variety, quality and low price. From a "Big Top" above the casino, both properties offer a variety of circus acts performed free of charge to the public from 11 a.m. to midnight daily. A mezzanine area overlooking each casino has a circus midway with carnival-style games and an arcade that offers a variety of amusement and electronic games. In August 1993, the Grand Slam Canyon adventuredome was opened as an additional attraction at Circus Circus-Las Vegas.

     Excalibur, which contributed 30% of the Company's revenues in the year ended January 31, 1994 (and 33% in the years ended January 31, and 1993 and 1992), attracts customers in the same manner as the two circus-themed properties by offering quality rooms, food and entertainment at moderate prices. By way of entertainment, the medieval castle-themed Excalibur offers a medieval village, an amphitheater where mock tournaments and costume drama are presented, dynamic motion theaters, various artisans' booths and medieval games of skill.

     Luxor, which generated $27.6 million of operating cash flow (earnings before depreciation, interest and taxes) and contributed $89.3 million to the Company's revenues during the first three and one-half months it was open and 27% of the Company's revenues in the fourth quarter of fiscal 1994, is designed to attract the higher income segment of the middle-income strata of gaming customers by offering a new level of entertainment and hotel accommodations. Designed with an Egyptian theme, the pyramid-shaped Luxor offers its guests a tri-level entertainment area which includes a water journey from which guests discover replicas of artifacts and treasures of ancient Egypt. The upper level includes a series of high-tech "participatory" adventures arrayed in striking scenery designed to seemingly transport visitors to extraordinary places of times past, present and future. Also included as entertainment attractions are an oval showroom featuring nightly costume drama and a museum replicating King Tut's Tomb and its contents.

     The Colorado Belle and Edgewater together contributed 21% of the Company's revenues in the year ended January 31, 1994 (and 23% in the years ended January 31, 1993 and 1992). Forming the heart of the Laughlin "Strip", the Colorado Belle and the Edgewater combine to offer 2,700 rooms and over 120,000 square feet of casino space. The Colorado Belle offers a classic Mississippi riverboat theme, complete with a 60-foot paddlewheel. The Edgewater's southwestern motif provides a relaxing atmosphere to enjoy the property's casino and other facilities. Connected by a scenic walkway, the two resorts form an inviting shoreline along the Colorado River.

     The Company maintains an active media advertising program through radio, television, billboards and printed publications primarily in Nevada, California and Arizona. During the year ended January 31, 1994, the Company incurred total expenses relating to advertising (including the media advertising described above) of $40.4 million compared with $35.0 million and $34.0 million during the years ended January 31, 1993 and 1992, respectively. While the Company offers complimentary hotel accommodations, meals and drinks to its customers on an individual basis, no group complimentary arrangements are offered.

Operations

     The primary source of revenues and income to the Company is its casinos, although the hotels, restaurants, bars, shops, midway games and other entertainment attractions and other services are an important adjunct to the casinos.
     The following table sets forth the contribution to net revenues on a dollar and percentage basis of the Company's major activities for each of the three most recent fiscal years.

                                         Year Ended January 31,
                                1992             1993            1994
                                          (Dollars in thousands)
Revenues:
  Casino(1) . . . . . . . .  $471,823  58.5%  $495,012  58.7% $538,813  56.4%
  Food and
    beverage(2) . . . . . .   129,951  16.1%   135,786  16.1%  152,469  16.0%
  Rooms(2). . . . . . . . .   141,716  17.6%   147,115  17.4%  176,001  18.4%
  Other(2). . . . . . . . .    89,652  11.2%    92,500  11.0%  117,501  12.3%
                              833,142 103.4%   870,413 103.2%  984,784 103.1%
Less:
  Complimentary
    allowances(2) . . . . .    27,119   3.4%    27,388   3.2%   29,861   3.1%
Net revenues. . . . . . . .  $806,023 100.0%  $843,025 100.0% $954,923 100.0%



(1) Casino revenues are the net difference between the sums received as winnings and the sums paid as losses.

(2) Food and beverage, Rooms and Other include revenues from services which are provided to casino customers and others on a complimentary basis. Such amounts are then deducted as complimentary allowances to arrive at net revenue.


     In connection with its gaming activities, the Company follows a policy of stringent controls and crosschecks on the recording of all receipts and disbursements. The audit and cash controls developed and utilized by the Company include the following: locked cash boxes, independent counters, checkers and observers to perform the daily cash and coin counts, floor observation of the gaming areas, closed-circuit television observation of certain areas, computer tabulation of receipts and disbursements for each of the Company's slot machines, tables and other games, and the rapid analysis and resolution of discrepancies or deviations from normal performance.

     The Company's credit policies are stringent and credit play historically has accounted for an insignificant portion of its gaming activities. Because of the Company's policies, its casino receivables have been significantly less than 1% of its total assets and its annual bad debt expense has been approximately 1/10 of 1% of casino revenues.

Current Expansion Project and Joint Venture Participations

     Consistent with past practice and the longstanding policy of making substantial investments in its gaming business at regular intervals, the Company continues to actively pursue new projects, either by development or acquisition, although with a bias toward development. New projects may be undertaken in Nevada, where all of the Company's operating properties are currently located, or in other jurisdictions within the United States or abroad where gaming has been legalized. Such projects may, like all of the Company's currently operating properties (other than Silver City Casino), be wholly-owned and operated by the Company, or may be developed, owned and/or operated through joint ventures involving the Company and one or more other parties, such as the joint venture projects described below.

     The Company is currently engaged in the development of a dockside casino in Tunica County, Mississippi, which, subject to receipt of the requisite regulatory approvals, is expected to open in the fall of 1994 and will be wholly-owned and operated by the Company. The Company is also participating in joint ventures which are engaged in the development, subject to the requisite regulatory approvals, of casino projects in Reno, Nevada and Chalmette, Louisiana (where the Company is a 50% participant) and Windsor, Ontario, Canada (where the Company is a one-third participant).

     The following is a description of the various casino projects with which the Company is involved either directly or as a joint venture participant:

     Tunica County, Mississippi

     The Company, through a wholly-owned subsidiary, is currently engaged in the development of a dockside casino ("Circus-Tunica") on a 24-acre site owned by the Company and situated along the Mississippi River in Tunica County, Mississippi, approximately three miles west of Mississippi State Highway 61 (a major north/south highway connecting Memphis, Tennessee with Tunica County) and approximately 20 miles south of Memphis. As presently planned, Circus-Tunica will include a permanently moored riverboat which will operate 24 hours a day and will have approximately 50,000 square feet of casino space in addition to restaurants, retail shops and entertainment areas. Construction of Circus-Tunica, which commenced in January 1994, involves the fabrication of a barge on which the 127,000 square-foot multi-level facility will be built. The total cost of this project is estimated at $80 million, including land, capitalized interest and preopening expenses.

     The Circus-Tunica site forms a part of a three casino development situated on 72-acres. The Company also has an undivided one-half interest in an additional 388 acres of land contiguous to or near the three casino sites which may be used for future development. The Company has received site approval for the Circus-Tunica project from the Mississippi Gaming Commission but has not yet obtained a gaming license for the facility. It is anticipated that, subject to the Company's receipt of the requisite gaming license, Circus-Tunica will commence operating in the fall of 1994.

     The State of Mississippi legalized casino gaming on the water along the Mississippi River and the Mississippi Gulf Coast in June 1990. Under Mississippi law, 14 counties adjacent to the Mississippi River and the Gulf Coast have been granted the option to authorize gaming, and as of March 31, 1994, nine counties, including Tunica County, had authorized gaming. As of March 31, 1994, approximately 27 Mississippi gaming licenses had been granted, including licenses for nine dockside casinos in Tunica County, and applications for approximately 45 additional licenses were pending. Of the applications pending on March 31, 1994, approximately 17 (including the Circus-Tunica application) were for proposed Tunica County casinos. There is no limit on the number of licenses that may be granted within Mississippi or within any county in Mississippi.

     It is anticipated that Circus-Tunica's principal market will be the area within 100 miles of Tunica County. This area includes Memphis, Tennessee (with a population of approximately 1,000,000), Little Rock, Arkansas (with a population of approximately 175,000) and northern Mississippi with a population base of over 250,000. Tunica County is currently the closest legalized gaming jurisdiction to Memphis. Because Circus-Tunica is expected to be heavily dependent upon the patronage of Memphis residents and upon tourists and other out-of-state gaming customers arriving from Memphis, the opening of gaming casinos at locations closer to Memphis could have a material adverse effect on Circus-Tunica's operations. In this regard, De Soto County, the northwesternmost Mississippi county and the nearest to Memphis, by local referendum in November 1992 voted against authorizing gaming activities in the county, but could at any time after October 1996 vote to allow gaming activities. In addition, the authorization of gaming activities in Arkansas or Tennessee, which currently has constitutional restrictions upon gaming activities, could have a material adverse effect on the Company's proposed Tunica County operations.

     For information concerning regulatory requirements applicable to the ownership and operation of casino gaming facilities in Mississippi, see "Regulation and Licensing
- -- Mississippi" in this Item 1.

     Reno, Nevada Joint Venture (50% Participation)

     The Company, through a wholly-owned subsidiary, is a 50% participant with Eldorado Limited Liability Company ("Eldorado Limited") in a joint venture (the "Reno Joint Venture") which is engaged in the development of a themed hotel and casino complex on a site composed of two city blocks in downtown Reno, Nevada that adjoin both Circus Circus-Reno and the Eldorado Hotel/ Casino, which is privately owned by the owners of Eldorado Limited and their affiliates. Currently designated as "Project C" pending the selection of a name, the complex is presently anticipated to include approximately 1,700 hotel rooms, 76,000 square feet of space devoted to gaming, a variety of entertainment, five themed restaurants and a parking structure with space for approximately 2,000 vehicles.

     Initial work on the site, all of which will be either owned, or leased with an option to purchase, by the venture, commenced in December 1993. Construction is expected to be completed in the summer of 1995 at a cost of approximately $300 million, including land, capitalized interest and preopening costs.

     Pursuant to the joint venture agreement relating to the Reno Joint Venture (the "Reno Venture Agreement"), each participant is required to contribute to the Reno Joint Venture cash or property with an agreed to value equal to 15% of the total budgeted cost for developing Project C. In addition, the Company is obligated to provide, or arrange for, construction financing for the balance of the cost of developing Project C. If the Company elects to arrange for funding of the construction by a third party, rather than by providing the financing itself, and the Company (and not Eldorado Limited) guarantees the construction loan, the Company will be entitled to receive a fee equal to two percent per anum of the average outstanding principal amount guaranteed. In addition, the Company is obligated to provide a $10 million revolving line of credit to provide working capital for Project C. Under certain circumstances, the Company could be required to commit additional capital in the form of capital contributions or loans to the Reno Joint Venture. Each venturer's ability to participate in cash flows generated by Project C is limited by the terms of the Reno Venture
Agreement. The foregoing summary of the Reno Venture Agreement is qualified in its entirety by reference to the full text of such agreement which is included as Exhibit 10(cc) to this Report.

     Windsor, Ontario, Canada Joint Venture (33-1/3%
     Participation)

     The Company is a participant with Hilton Hotels Corporation and Caesars World, Inc., through its ownership of a one-third interest in Windsor Casino Limited, an Ontario corporation ("WCL") which has been awarded the exclusive right to negotiate an agreement to develop and operate, under a management agreement, a casino in Windsor, Ontario, Canada, approximately
1.5 miles from Detroit, Michigan across the Detroit River. WCL plans, subject to reaching such agreement, to develop and operate a hotel-casino which will include approximately 2,400 gaming devices and 125 table games, entertainment, meeting facilities and other public areas. WCL anticipates opening a temporary casino in May 1994 with the permanent facility scheduled to open in 1996. It is currently estimated that the total cost of the project will be approximately $250-$275 million, of which the Company and its joint venture partners each will be required to contribute an estimated $20-$30 million to the venture. It is anticipated that the remaining project costs will be provided by third-party financing. The Company and its joint venture partners will each be required to fund approximately $15-$20 million for the completion of the temporary casino. For information concerning additional regulatory requirements applicable to the ownership and operation of casino gaming facilities in Windsor, see "Regulation and Licensing -- Windsor, Ontario, Canada" in this Item 1.

     Chalmette, Louisiana (50% Participation)

     The Company, through a wholly-owned subsidiary, is a 50% participant with American Entertainment Corp. ("AEC") in
American Entertainment, L.L.C. (the "Louisiana Joint Venture"), a Louisiana limited liability company, which is engaged in the development of a riverboat gaming facility on a 26-acre parcel in Chalmette, Louisiana (the "Louisiana Project"). As presently planned, the Louisiana Project will initially consist of a 290-foot riverboat casino designed to replicate a nineteenth century paddlewheel-driven riverboat with approximately 30,000 square feet of gaming space, additional dockside facilities and parking accommodations. The site has additional space available for future expansion as warranted. Subject to receipt of gaming and other approvals, it is currently anticipated that the first phase of the Louisiana Project will commence operations in late 1994. The final design and phasing of this project have not yet been determined. The Company has received a certificate of preliminary approval from the Louisiana Riverboat Gaming Commission to begin construction of the Louisiana Project but has not received a gaming license for the facility.

     The operation of the Louisiana Project's riverboat casino will be subject to certain restrictions and conditions imposed by Louisiana gaming law, which cause this riverboat gaming operation to differ from the Company's other gaming operations. For example, gaming at the Louisiana Project will not be permitted while the riverboat is docked, other than during the 45 minutes between excursions and times when dangerous weather or water conditions exist. Also, each round-trip riverboat cruise generally may not be less than three nor more than eight hours in duration. For information concerning additional regulatory requirements applicable to the ownership and operation of casino gaming facilities in Louisiana, see "Regulation and Licensing
- -- Louisiana" in this Item 1.

     The Louisiana Project's riverboat casino, which will be docked in Chalmette, Louisiana, approximately 20 minutes from New Orleans, will cruise Bayou Bienvenue. It is anticipated that the Louisiana projects principal market will be the area within 50 miles of Chalmette, which includes New Orleans (with a population of approximately 1,500,000). The Enforcement Division of the Louisiana State Police (the "Louisiana Division") is empowered to issue up to 15 licenses to conduct riverboat gaming activities, and no more than six licenses may be granted to riverboat casinos operating from any one parish. As of March 31, 1994, the Louisiana Division had issued 11 licenses for riverboat casinos, all to entities that had previously obtained certificates of preliminary approval (see "Regulation and Licensing --Louisiana" in this Item 1). The Louisiana Joint Venture has not yet received a license. Of the licenses that have been granted to date, five are for riverboat casinos in the City of New Orleans, one is for a riverboat casino in Harvey (approximately eight miles from the Louisiana Joint Venture site) and one is for a riverboat casino in Luling/St. Rose (approximately 30 miles from the Louisiana Joint Venture site). Of the four licenses remaining to be issued, there are four entities (including the Louisiana Joint Venture) who have certificates of preliminary approval and 10 other applications who do not. In addition, Harrah's Jazz Company has announced plans to develop a major land-based casino in downtown New Orleans, which is planning to open its temporary facility in August 1994. As of March 31, 1994, 12 gaming licenses had been granted, and 20 applications for gaming licenses were pending, for the operation of dockside casinos on the Mississippi Gulf Coast, which is approximately 60 miles from Chalmette and may draw customers from the same markets as the Louisiana Project. There is no limit on the number of licenses that can be granted to operate casinos in Mississippi.

       Pursuant to the terms of the Operating Agreement between AEC and a wholly-owned subsidiary of the Company (the "Louisiana Agreement"), each of the Company and AEC is obligated to make a $20 million capital contribution to the Louisiana Joint Venture. AEC will contribute to American Limited the site for the Louisiana Project and certain other property with an agreed to aggregate value of $20 million. The Company will make its capital contribution to American Limited in cash. AEC will not be required to make any additional capital contributions to the Louisiana Joint Venture. Pursuant to the Louisiana Agreement, the Company is obligated to use commercially reasonable efforts to arrange for the provision of (but is not obligated to provide) all additional funds necessary to finance the development, construction and operation of the Louisiana Project. Such funds may be provided by the Company either as loans or capital contributions to the Louisiana Joint Venture. Subject to certain conditions, the Company will be entitled to a return on any amounts so loaned or contributed at the rate of 1% above its cost for such funds, as determined in accordance with the Louisiana Agreement.

     In accordance with the Louisiana Agreement, American Limited will enter into a management agreement pursuant to which the Company, through a wholly-owned subsidiary, will manage and operate the Louisiana Project. Under the terms of the management agreement, as presently proposed, the Company will be paid a management fee for its services equal to 3-1/2% of the first $100 million in annual gross revenues of the Louisiana Project plus 1-1/2% of any such annual gross revenues in excess of $100 million. The management agreement will also provide for reimbursement of certain expenses incurred by the Company in connection with its management of the Louisiana Project. The Louisiana Agreement also provides that American Limited will enter into a consulting agreement with AEC under which AEC will be paid a fee equal to 1% of the first $100 million in annual gross revenues of the Louisiana Project plus 1/2% of any such annual gross revenues in excess of $100 million. The foregoing summaries of the Louisiana Agreement and the related management and consulting agreements are qualified in their entirety by references to the full text of the Louisiana Agreement and forms of such other agreements which are included as Exhibit 10(dd) to this Report.

     Bid Proposals

     The Company has participated in the submission of bid proposals to develop, subject to receipt of requisite regulatory approvals, casino projects in Sydney, Australia (where the Company is a 50% participant) and Michigan City, Indiana (where the Company has joined with two other casino operators in a bid proposal).

     Other Expansion Plans

     The Company believes that its financial resources are adequate to permit it to successfully meet its commitments with respect to its current expansion projects and joint venture participations. However, depending on their timing, and the size and the nature of the Company's commitments with respect thereto, future expansion projects or joint venture participations may require the Company to seek additional debt or equity funding.

Competition

     Recognizing that middle class vacationers enjoy gambling, but also vacation with their families, the Company seeks to appeal to this value-oriented market and satisfy the group's diverse entertainment demands by offering exciting entertainment opportunities at reasonable prices. The Company seeks to achieve this objective through its entertainment "megastores", such as the Circus properties in Las Vegas and Reno, Luxor, Excalibur and Colorado Belle, by offering gaming combined with dramatic entertainment concepts and reasonably priced rooms, reasonably priced food and beverage and prompt, courteous service. As of January 31, 1994, the Company was the largest hotel-casino operator in the Las Vegas and Laughlin markets in terms of total square footage of casino space and number of hotel rooms.

     The Company's Las Vegas casino and hotel operations, which are conducted from facilities located along the Las Vegas Strip, currently compete with over 20 major hotel-casinos and a number of smaller casinos located on the Las Vegas Strip. Such operations also compete with casinos located in downtown Las Vegas, approximately 12 of which offer hotel, food and beverage and entertainment facilities, and several major hotel-casinos located elsewhere in the Las Vegas area. The Company's Las Vegas properties also compete, to a lesser extent, with casino and hotel facilities in other parts of Nevada, principally Laughlin and Reno.

     During the fourth calendar quarter of 1993, three major new hotel-casinos, including Luxor, opened along the Las Vegas Strip, adding significant casino capacity and over 10,500 hotel rooms to the existing Las Vegas market. The Company cannot yet determine what impact the opening of these properties will have on operations at the Company's facilities.

     The Company designed Luxor to compete on the basis of the entertainment value offered at the resort and the affordability of its hotel rooms. Luxor's primary competition comes from other large hotel-casinos located on or near the Strip which offer amenities and marketing programs that appeal to the value-conscious and middle-income strata of the gaming populace.

     Excalibur and Luxor each benefit from walk-in business attributable to the registered guests and casino customers at the other property. Also, Luxor's registered guests and casino customers may include persons who otherwise would have patronized Excalibur or Circus Circus-Las Vegas. While it cannot yet be determined what impact Luxor will have, over the long term, on operations at the Company's other properties, management believes that the Company's Las Vegas operations, on a consolidated basis, will benefit significantly as a result of the addition of Luxor.

     Circus Circus-Reno competes with approximately 12 major casinos (the majority of which offer hotel rooms) as well as numerous other smaller casinos in the greater Reno area. This property competes to a lesser extent with casino and hotel facilities in other parts of Nevada.

     In Laughlin, the Colorado Belle and the Edgewater, which together account for over 25% of the rooms in Laughlin, compete with eight other casinos. While the Colorado Belle and the Edgewater also compete with each other, both properties have consistently maintained occupancy levels of approximately 95% at their hotels and, because the two properties are situated on adjoining sites, the Company believes that each property benefits from walk-in business attributable to the registered guests and casino customers at the other property. Although Laughlin has experienced significant expansion of its hotel and casino capacities, including an over 100% increase in the number of available hotel rooms since January 1, 1990, the extent of future expansion in Laughlin may be impacted by the limited supply of water and sewage facilities currently available to the Laughlin area and by other constraints associated with the area's limited infrastructure.

     The Company believes that it receives the major portion of its Las Vegas business from Southern California and to a lesser degree from the remainder of the southwestern United States. The major portion of its Reno business is derived from Northern California and to a lesser degree from the northwestern United States. Laughlin's business is derived principally from Arizona and Southern California.

     Gaming has expanded dramatically in the United States in recent years. This growth has been reflected in various forms including riverboats, dockside gaming facilities, Native American gaming ventures, land-based casinos, state-sponsored lotteries, off-track wagering and card parlors. Since 1990, when there were casinos in only three states (excluding casinos on Native American lands), gaming has spread to a number of additional states and still other states are currently considering the legalization of casino gaming in specific geographic areas within their jurisdictions. It is estimated that casino gaming is currently conducted by over 60 Native American tribes at over 100 locations in the United States and other Native American tribes are either in the process of establishing or are considering the establishment of gaming at additional locations, including sites in California and Arizona. The Company does not believe that gaming, as presently conducted in other states, has had a material adverse impact on its operations. The competitive impact on Nevada gaming establishments, in general, and the Company's operations, in particular, from the continued growth of gaming in jurisdictions outside of Nevada cannot be determined at this time. The Company believes that the introduction of casino gaming in areas close to Nevada, such as California and Arizona, could have an adverse impact on the Company's operations and, depending on the nature, location and extent of such operations, such impact could be material.

Regulation and Licensing

     Nevada

     The ownership and operation of casino gaming facilities in Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act"); and (ii) various local ordinances and regulations. The Company's gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the Nevada State Gaming Control Board (the "Nevada Board"), and various local licensing and regulatory authorities, including the Clark County Liquor and Gaming Licensing Board and the City of Reno (collectively, the "Local Authorities"). The Nevada Commission, the Nevada Board and the Local Authorities are collectively referred to as the "Nevada Gaming Authorities".

     The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) providing a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations and procedures could have an adverse effect on the Company's gaming operations.

     The Company is registered by the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and has been found suitable to own the stock of Circus Circus Casinos, Inc., Slots-A-Fun, Inc., Edgewater Hotel Corporation, Colorado Belle Corp., New Castle Corp. and Ramparts, Inc., each of which is a corporate gaming licensee under the terms of the Nevada Act (each individually, a "Corporate Licensee" and collectively, the "Corporate Licensees"). The Corporate Licensees are required to be licensed by the Nevada Gaming Authorities. The gaming licenses held by the Corporate Licensees require the payment of fees and taxes and are not transferable. As a Registered Corporation, the Company is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from the Corporate Licensees without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company and the Corporate Licensees have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

     The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company or the Corporate Licensees in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of the Corporate Licensees must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in gaming activities of the Corporate Licensees may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

     If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company or the Corporate Licensees, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company or the Corporate Licensees to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

     The Company and the Corporate Licensees are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by the Corporate Licensees must be reported to or approved by the Nevada Commission.

     If it were determined that the Nevada Act was violated by a Corporate Licensee, the gaming licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Corporate Licensees, the Company and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the Company's gaming properties and, under certain circumstances, earnings generated during the supervisor's appointment (except for reasonable rental value of the casino) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company's gaming operations.

     Any beneficial holder of the Company's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability as a beneficial holder of the Company's voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the state of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

     The Nevada Act requires any person who acquires more than five percent of a Registered Corporation's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a Registered Corporation's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor", as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the Registered Corporation's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Company, any change in the Company's corporate charter, bylaws, management, policies or operations of the Registered Corporation, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Registered Corporation's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

     Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the Company's voting securities beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company or the Corporate Licensees, the Company (i) pays that person any dividend or interest upon voting securities of the Company,
(ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person,
(iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities including, if necessary, the immediate purchase of said voting securities for cash at fair market value. Additionally, the Clark County Liquor and Gaming Licensing Board has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming licensee.

     The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

     The Company is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require the Company's stock certificates to bear a legend indicating that the securities are subject to the Nevada Act. However, to date, the Nevada Commission has not imposed such a requirement on the Company.

     The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On September 23, 1993, the Nevada Commission granted the Company prior approval to make public offerings for a period of one year, subject to certain conditions (the "Shelf Approval"). However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board and must be renewed annually. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

     Changes in control of the Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

     The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming corporate licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Company's Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

     License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Corporate Licensees' respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or
(iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food or refreshments. Nevada licensees that hold a license as an operator of a slot route, or a manufacturer's or distributor's license, also pay certain fees and taxes to the State of Nevada.

     Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, the "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the state of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

     The sale of alcoholic beverages by the Company at its Nevada establishments is subject to supervision, control and regulation by the Clark County Board or the City of Reno, each of which issues licenses deemed to be nontransferable, revocable privileges, and have full power to limit, condition, suspend or revoke such licenses. The Company is currently licensed to sell alcoholic beverages at each of its establishments. Any adverse regulatory act with respect to these licenses could have an adverse effect upon operations at the affected properties and, depending on the property or properties affected, the operation of the Company.

     Mississippi

     The ownership and operation of casino gaming facilities in Mississippi are subject to extensive state and local regulation. In order to open and operate Circus-Tunica, the Company must register under the Mississippi Gaming Control Act (the "Mississippi Act") and its Mississippi gaming operations will be subject to the licensing and regulatory control of the Mississippi Gaming Commission (the "Mississippi Commission") and various local, city and county regulatory agencies. Effective October 29, 1991, the Mississippi Commission adopted regulations in furtherance of the Mississippi Act. On October 1, 1993, a new Mississippi Commission and a new Executive Director of the Mississippi Commission were appointed. There can be no assurance that the new members of the Mississippi Commission and the new Executive Director will adopt interpretations of the Mississippi Act and the regulations thereunder that are in all cases consistent with the interpretations adopted by the prior Mississippi Commission or the former Executive Director. Changes in such laws, regulations and/or interpretations could have a material adverse effect on gaming operations to be conducted by the Company in Mississippi.

     The Company will be required to submit detailed financial, operating and other reports to the Mississippi Commission. Substantially all loans, leases, sales of securities and similar financing transactions entered into by the Company must be reported to or approved by the Mississippi Commission. The Company also will be required to periodically submit detailed financial and operating reports to the Mississippi Commission and to furnish any other information required thereby.

     Each of the directors, officers and key employees of the Company who are actively and directly engaged in the administration or supervision of gaming in Mississippi, or who have any other significant direct or indirect involvement with the gaming activities of the Company in Mississippi, must be found suitable therefor, and may be required to be licensed, by the Mississippi Commission. The finding of suitability is comparable to licensing, and both require submission of detailed personal financial information followed by a thorough investigation. In addition, any individual who is found to have a material relationship to, or material involvement with, the Company may be required to be investigated in order to be found suitable or to be licensed as a business associate of the Company. Key employees, controlling persons or others who exercise significant influence upon the management or affairs of the Company may also be deemed to have such a relationship or involvement. There can be no assurance that such persons will be found suitable by the Mississippi Commission. An application for licensing may be denied for any cause deemed reasonable by the Mississippi Commission. Changes in licensed positions must be reported to the Mississippi Commission. In addition to its authority to deny an application for a license, the Mississippi Commission has jurisdiction to disapprove a change in corporate position. If the Mississippi Commission were to find a director, officer or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company, the Company would have to suspend, dismiss and sever all relationships with such person in order to continue to have any involvement in gaming in Mississippi. The Company would have similar obligations with regard to any person who refuses to file appropriate applications. Each gaming employee at a Mississippi gaming facility must obtain from the Mississippi Commission a work permit which may be revoked upon the occurrence of certain specified events.

     Mississippi statutes and regulations give the Mississippi Commission the discretion to require a suitability finding with respect to anyone who acquires any security of the Company, regardless of the percentage of ownership. The current policy of the Mississippi Commission is to require anyone acquiring five percent or more of any voting securities of a public or private company to be found suitable. If the owner of voting securities who is required to be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

     Any owner of voting securities found unsuitable and who holds, directly or indirectly, any beneficial ownership of equity interests in the Company beyond such period of time as may be prescribed by the Mississippi Commission may be guilty of a misdemeanor. Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Mississippi Commission may be found unsuitable. The Company will be subject to disciplinary action if, after it receives notice that a person is unsuitable to be an owner of or to have any other relationship with it, the Company
(i) pays the unsuitable person any dividends or interest upon any securities of the gaming subsidiary or any payments or distribution of any kind whatsoever, (ii) recognizes the exercise, directly or indirectly, of any voting rights in its securities by the unsuitable person, or (iii) pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances. In addition, if the Mississippi Commission finds any owner of voting securities unsuitable, such owner must immediately surrender all securities to the Company, and the Company must refund any money or other thing of value that may have been invested in the Company or made use of by the Company.

     The Company will be required to maintain current equity ownership ledgers in the State of Mississippi which may be examined by the Mississippi Commission at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Mississippi Commission. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company also is required to render maximum assistance in determine the identity of such a beneficial owner.

     The Mississippi Act requires that certificates representing equity securities of the Company bear a legend to the general effect that the securities are subject to the Mississippi Act and regulations of the Mississippi Commission. The Mississippi Commission, through the power to regulate licenses, has the power to impose additional restrictions on the holders of the Company's securities at any time.

     The regulations provide that a change in control of the Company may not occur without the prior approval of the Mississippi Commission. Mississippi law prohibits the Company from making a public offering of its securities without the approval of the Mississippi Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi, or to retire or extend obligations incurred for one or more of such purposes.

     Once the Company is licensed to conduct gaming in Mississippi, the Company may not engage in gaming activities in Mississippi while also conducting gaming operations outside of Mississippi without approval of the Mississippi Commission.

     Any Mississippi gaming license obtained by the Company will not be transferable and will need to be renewed periodically. If a license is obtained, there can be no assurance that any renewal application will be approved. Each issuing agency may at any time dissolve, suspend, condition, limit or restrict a license or approval to own equity interests in the Company for any cause deemed reasonable by such agency. Substantial fines for each violation of gaming laws or regulations may be levied against the Company in Mississippi. A violation under any gaming license held by the Company may be deemed a violation of all the other licenses held by the Company. Suspension or revocation of any of the foregoing licenses or of the approval of the Company would have a material adverse effect upon any business conducted by the Company in Mississippi.

     License fees and taxes, computed in various ways depending on the type of gaming involved, will be payable to the State of Mississippi and to the counties and cities in which the Company conducts any operations in Mississippi. Depending upon the particular fee or tax involved, these fees and taxes will be payable either monthly, quarterly or annually and will be based upon (i) the percentage of the gross gaming revenues received by the casino operation, (ii) the number of slot machines operated by the casino, (iii) the number of table games operated by the casino, or (iv) the number of casino patrons. An amusement tax is also paid by the licensee where a price is charged for admissions to entertainment events. The legal age for gaming in Mississippi is 21.

     Windsor, Ontario, Canada

     The Company is a shareholder, along with two venture partners, of WCL, which is incorporated under the laws of the Province of Ontario, Canada. Pursuant to a contract with the Ontario Casino Corporation (the "OCC"), a governmental authority established under the Ontario Casino Corporation Act, WCL intends to develop, own and operate a casino in Windsor, Ontario on behalf of the OCC.

     The operation of casino gaming facilities by WCL in Windsor, Ontario, will be subject to extensive regulation. The gaming operations of WCL in Ontario will be subject to the licensing and regulatory control of the Ontario Gaming Control Commission (the "Ontario Commission"), the Registrar of Gaming Control (the "Ontario Registrar") and the Director of Gaming Control (the "Ontario Director") established or appointed under the Ontario Gaming Control Act (the "Ontario Act"). WCL must be registered as a casino operator under the Ontario Act.

     As an applicant for registration or renewal of registration, WCL's application will be denied if there are reasonable grounds to believe that WCL will not be financially responsible in the conduct of its business or if there are reasonable grounds to believe that WCL will not act in accordance with the law or with integrity, honesty, or in the public interest. In determining whether registration should be granted or renewed, the Ontario Registrar may have regard to the financial history and past conduct of WCL, its officers and directors and "interested persons" who have a beneficial interest in, control of, or who have financed WCL's business or any of its officers' or directors' businesses. The Ontario Registrar is empowered to investigate the character, financial history and competence of WCL or any person who has a beneficial interest in, control of, or who has financed WCL's business, including WCL's shareholders. The Ontario Registrar may also investigate officers or directors of WCL. The applicant for registration or renewal must pay the reasonable costs of such investigations. Each gaming employee at an Ontario gaming facility must be registered as a gaming assistant which registration may be revoked upon the occurrence of certain events.

     The Ontario Registrar may, subject to a registrant's right to a hearing under the Ontario Act, suspend or revoke a registration for any reason that would disentitle such registrant to registration or renewal. A change in control of WCL could result in revocation of registration if the new person or entity in control is determined to be unsuitable by the Ontario Registrar. The registration of WCL shall be deemed to expire immediately upon any change in the composition of the officers and directors of WCL, unless the Ontario Registrar has consented in writing to such change. Moreover, there can be no assurance that any renewal application will be approved.

     Investigators appointed by the Ontario Commission are empowered, subject to certain limitations, to conduct warrantless searches for the purpose of determining compliance with the Ontario Act, the regulations or the terms of a registration. The Ontario Director may issue an order freezing the assets of a person if it is alleged that a person has contravened the Ontario Act or the regulations thereunder, is subject to criminal proceeding, or is the subject of an investigation under the Ontario Act and the Ontario Director finds reasonable grounds to believe that the interests of the person on whose behalf the assets are to be held require protection.

     Substantial fines for each violation of the gaming laws or regulations may be levied against WCL. Suspension or revocation of registration could lead to a termination of any contract with OCC and could have a material adverse effect upon any business conducted by WCL in Ontario. The legal age for gaming in Ontario is 19.

     WCL will be required to submit audited financial statements to the Ontario Commission and to keep records prescribed by regulation. WCL must also make available to the OCC all reports, accounts, records and other documents related to the operation of the casino.

     The government can make further regulations under the Ontario Act. Any additions to or changes in the Ontario Act or the regulations thereunder could have a material adverse effect on WCL's gaming operations, and thus the Company's interest therein.

     The sale of alcoholic beverages by WCL at its Ontario establishments is subject to the supervision, control and regulation of the Liquor License Board of Ontario, an Ontario provincial government agency. The failure to obtain or the revocation of a license to sell alcoholic beverages for the casino gaming facilities to be operated by WCL in Windsor could have a material adverse effect on the operation of such facilities.

     Louisiana

     In July 1991, the Louisiana legislature adopted legislation permitting riverboat casino activity on certain rivers and waterways in Louisiana. The legislation granted authority to supervise riverboat gaming activities to the Louisiana Division and to the Louisiana Gaming Commission (the "Louisiana Commission"). The Louisiana Division is authorized to investigate applicants and issue licenses, investigate violations of the gaming statutes and conduct continuing reviews of gaming activities generally. The Louisiana Commission is authorized to hear and determine all appeals relative to the granting, suspension, revocation, condition or renewal of licenses, permits and applications; in addition, the Louisiana Commission must establish regulations concerning authorized routes and duration of excursions, minimum levels of insurance and the construction and periodic inspections of riverboat casinos. There is a dispute between the Louisiana Division and the Louisiana Commission over the correct interpretation of the statutory authority described above. The outcome of this dispute could have an effect on the licensing process, and therefore, the gaming operations proposed to be conducted by the Louisiana Joint Venture.

     The Louisiana Division is empowered to issue up to 15 licenses to conduct riverboat gaming activities, and no more than six licenses may be granted to riverboat casinos operating from any one parish. As of March 31, 1994, the Louisiana Division had issued 11 licenses for riverboat casinos, all to entities that had previously obtained certificates of preliminary approval, as discussed below. The Louisiana Joint Venture has not yet received a license. Of the licenses that have been granted to date, five are for riverboat casinos in the City of New Orleans, one is for a riverboat casino in Harvey (approximately eight miles from the Louisiana Joint Venture site) and one is for a riverboat casino in Luling/St. Rose (approximately 30 miles from the Louisiana Joint Venture site). Of the four licenses remaining to be issued, there are four entities (including the Louisiana Joint Venture) who have certificates of preliminary approval and 10 other applications who do not.

     The Louisiana statute does not specifically contemplate the process that the Louisiana Commission has adopted of granting certificates of preliminary approval to applicants for gaming licenses. As of March 31, 1994, the Louisiana Commission had granted 15 certificates of preliminary approval including a certificate of preliminary approval for the development by the Louisiana Joint Venture of a riverboat casino based in the Chalmette area of Louisiana, approximately eight miles to the southeast of downtown New Orleans. As noted above, 11 of the riverboat casinos receiving certificates of preliminary approval have received licenses.

     In general terms, a Louisiana Commission certificate of preliminary approval purports to authorize commencement of construction of a riverboat casino and initiation of other start-up activities, and sets forth a specific plan to be followed in the development of its casino complex. The issuance of a certificate of preliminary approval by the Louisiana Commission does not assure the grant of a license by the Louisiana Division. It is uncertain whether the Louisiana Division is legally permitted to issue a license to an applicant who has not first received a certificate of preliminary approval, and if it is permitted to issue a license to an applicant who has not first received a certificate of preliminary approval, whether it will choose to do so.

     In issuing a license, the Louisiana Division must find that the applicant is of good character, honesty and integrity and that the applicant's prior activities, criminal record, if any, reputation, habits, and associations do not pose a threat to the public interest of the State of Louisiana or to the effective regulation and control of gaming, or create or enhance the dangers of unsuitable, unfair or illegal practices, methods and activities in the conduct of gaming or the carrying on of business and financial arrangements in connection therewith. The applicant's officers, directors, managers and principal shareholders may be subject to strict scrutiny and approval by the Louisiana Division. The Louisiana Division will not grant a license unless it finds that: (i) the applicant is capable of conducting gaming operations, which means that the applicant can demonstrate the capability, either through training, education, business experience, or a combination of the above, to operate a gaming casino; (ii) the proposed financing of the riverboat and the gaming operations is adequate for the nature of the proposed operation and from a source suitable and acceptable to the Louisiana Division; (iii) the applicant demonstrates a proven ability to operate a vessel of comparable size, capacity and complexity to a riverboat so as to ensure the safety of its passengers; (iv) the applicant submits a detailed plan of design of the riverboat in its application for a license; (v) the applicant designates the docking facilities to be used by the riverboat; (vi) the applicant shows adequate financial ability to construct and maintain a riverboat; and (vii) the applicant has a good faith plan to recruit, train and upgrade minorities in all employment classifications.

     Once a license is granted by the Louisiana Division, the Louisiana gaming law specifies certain restrictions and conditions relating to the operation of a riverboat casino, including the following: (i) gaming is not permitted while a riverboat casino is docked, other than during excursions and during times when dangerous weather or water conditions exist, and an excursion would be unsafe; (ii) each excursion (defined as scheduled cruising time and 45 minutes before and after the scheduled cruising time) may not be less than three hours nor more than eight hours in duration, subject to specified exceptions; (iii) gaming devices, equipment and supplies may only be purchased or leased from permitted suppliers; (iv) gaming may only take place in the designated gaming area while the riverboat casino is upon a designated river or waterway; (v) gaming equipment may not be possessed, maintained or exhibited by any person on a riverboat except in the specifically designated gaming area, or a secure area used for inspection, repair or storage of such equipment; (vi) wagers may be received only from a person present on a licensed riverboat casino; (vii) persons under 21 are not permitted in designated gaming areas; (viii) except for slot machine play, wagers may be made only with tokens, chips or electronic cards purchased from the licensee aboard a riverboat; (ix) licensees may only use docking facilities and routes for which they are licensed and may only board and discharge passengers at the riverboat casino's licensed berth; (x) licenses must have adequate protection and indemnity insurance; (xi) licensees must have all necessary federal and state licenses, certificates and other regulatory approvals prior to operating a riverboat casino; and (xii) gaming may only be conducted in accordance with the terms of the license and the rules and regulations adopted by the Louisiana Division and the Louisiana Commission.


     A license is for a fixed term of five years and is subject to annual review by the Louisiana Division thereafter. The transfer of a license or the transfer of an interest in a license is prohibited. The sale, assignment, transfer, pledge or disposition by any person of securities which represent five percent or more of the total outstanding shares of a license holder is subject to Louisiana Division approval. A security issued by a corporation that holds a license must generally disclose these restrictions.

     Fees for conducting gaming activities on a Louisiana riverboat casino include (i) $50,000 for the first year of operation and $100,000 per year thereafter plus (ii) 18-1/2% of net gaming proceeds. In addition, the local governing authority may levy a per excursion admission fee of up to $2.50 per passenger boarding or embarking on a gaming riverboat.

     In July 1991, Louisiana also authorized operation of video poker machines at various types of facilities in the state, including bars, truckstops and racetracks.

     Other Jurisdictions

     As a result of the Company's efforts to expand its operations into new jurisdictions, the Company is likely to become subject to comprehensive gaming and other regulations in each such jurisdiction. Such regulations may be similar to, and could be more restrictive than, those currently applicable to the Company, its officers, directors or employees or persons associated with the Company.

Employees and Labor Relations

     At January 31, 1994, the Company employed approximately 18,000 persons. Approximately 43% of the Company's employees at January 31, 1994 were employed pursuant to the terms of collective bargaining agreements. Although unions have been very active in the Las Vegas area, and to a lesser extent in the Reno area, management considers its labor relations to be satisfactory. The contract with one of its largest unions expires in June 1994. The Company does not anticipate any difficulties in renewing such agreement. The Company has not experienced a work stoppage since an industry-wide strike in 1975.

     Certain states in which gaming recently has been legalized have established community commitment and similar laws which require that a specified percentage of employees of gaming ventures be residents of the state in which the gaming venture is located. These laws could affect the ability of the Company to attract and retain qualified employees for its ventures located outside Nevada.

     Item 2.  Properties.

     Circus Circus-Las Vegas. The Company owns approximately 69 acres of land with 375 feet of frontage on the Las Vegas Strip (the "Circus Circus-Las Vegas Site") and the related improvements. As of January 31, 1994, neither the Circus Circus-Las Vegas Site nor any of the improvements situated thereon was subject to any encumbrance securing the repayment of indebtedness. For additional information concerning Circus Circus-Las Vegas, see "Description of the Company's Operating Hotels and Casinos -- Circus Circus-Las Vegas" in Item 1 of this Report.

     Luxor and Excalibur. The Company owns a 117-acre parcel on the southwest corner of the intersection of the Las Vegas Strip and Tropicana Avenue, with approximately 2,400 feet of frontage on the Las Vegas Strip (the "Luxor-Excalibur Site") and the related improvements. Luxor is situated on the southern portion of the Luxor-Excalibur Site, and Excalibur is situated on the northern portion of such site. As of January 31, 1994, neither the Luxor-Excalibur Site nor any of the improvements situated thereon was subject to any encumbrance securing the repayment of indebtedness. For additional information concerning Luxor and Excalibur, see "Description of the Company's Operating Hotels and Casinos -- Luxor" and "-- Excalibur" in Item 1 of this Report.

     Circus Circus-Reno. Circus Circus-Reno is situated on a two-block area in downtown Reno (the "Circus Circus-Reno Site"), of which approximately 80% is owned by the Company and the remainder is held under three separate leases, two of which expire in 2032 and 2033. The Company owns the remainder interest in the parcel subject to the third lease pursuant to which the Company is obligated to pay rent for the lifetime of the landlord. As of January 31, 1994, neither the portion of the Circus Circus-Reno Site owned by the Company nor any of the improvements situated thereon was subject to any encumbrance securing the repayment of indebtedness. For additional information concerning Circus Circus-Reno, see "Description of the Company's Operating Hotels and Casinos -- Circus Circus-Reno" in Item 1 of this Report.

     Colorado Belle. The Company owns approximately 22 acres on the bank of the Colorado River in Laughlin, Nevada (the "Colorado Belle Site"), and the related improvements. As of January 31, 1994, neither the Colorado Belle Site nor any of the improvements situated thereon was subject to any encumbrance securing the repayment of indebtedness. For additional information concerning the Colorado Belle Hotel and Casino, see "Description of the Company's Operating Hotels and Casinos -- The Colorado Belle" in
Item 1 of this Report.

     Edgewater Hotel and Casino. Adjacent to the Colorado Belle Site, the Company owns approximately 16 acres on the bank of the Colorado River in Laughlin, Nevada (the "Edgewater Site"), and the related improvements. As of January 31, 1994, neither the Edgewater Site nor any of the improvements situated thereon was subject to any encumbrance securing the repayment of indebtedness. For additional information concerning the Edgewater Hotel and Casino, see "Description of the Company's Operating Hotels and Casinos -- The Edgewater" in Item 1 of this Report.

     Circus-Tunica. In January 1994, the Company purchased an unimproved 24-acre parcel in Tunica County, Mississippi on which the Company intends to develop the Circus-Tunica Project (the "Tunica Site") and an undivided 50% interest in an additional 388 acres jointly owned by the Company and another gaming company adjacent to the Tunica Site (the "Tunica Common Area"). As of January 31, 1994, neither the Tunica Site nor the Company's interest in the Tunica Common Area was subject to any encumbrance securing the repayment of indebtedness. For additional information concerning the Circus-Tunica Project, see "Current Expansion Project and Joint Venture Participations -- Tunica County, Mississippi" in Item 1 of this Report.

Other Properties
     Slots-A-Fun is situated on a 30,000 square foot parcel owned by the Company and has approximately 100 feet of frontage on the Las Vegas Strip. The land, building and other improvements were not subject to any encumbrance securing indebtedness at January 31, 1994.

     The Company operates the Silver City Casino in Las Vegas under a lease which expires in October 1999. The Company currently pays a base rent of $129,982 per month. The base rent is subject to annual increases, calculated by using a specified index with a cap based on a specified percentage of annual revenues. Under the terms of the lease, the landlord or the landlord's assignee is entitled to participate in the profits to the extent of 50% of defined income from the operation of the Silver City Casino commencing in February 1988. There was no participation rent due for the years ended January 31, 1992, 1993 or 1994.

     The Company owns approximately 15 acres of land across the Las Vegas Strip from Luxor. The land, which was not subject to any encumbrance securing indebtedness as of January 31, 1994, is utilized as parking for employees at Luxor and Excalibur.

     The Company also owns or leases, or has options and/or agreements to purchase or lease, certain other improved and unimproved properties which are not deemed to be material to the Company.

     Item 3.   Legal Proceedings.

     The Company is a defendant in various pending litigation. In management's opinion, the ultimate outcome of such litigation will not have a material adverse effect on the results of operations or the financial position of the Company.

     Item 4.   Submission of Matters to a Vote of Security
               Holders.

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended
January 31, 1994.

                                  PART II

     Item 5.   Market for Registrant's Common Equity and Related
               Stockholder Matters.

     Price Range of Common Stock. The Company's Common Stock is listed on the New York Stock Exchange and on the Pacific Stock Exchange. The following table sets forth for the fiscal quarter periods shown the low and high sale prices for the Common Stock on the New York Stock Exchange, as adjusted to give retroactive effect to a three-for-two stock split effective July 9, 1993.

     Fiscal 1993                         Low      High

     First Quarter......................$24.67   $31.50
     Second Quarter..................... 25.50    30.25
     Third Quarter...................... 28.33    36.58
     Fourth Quarter..................... 34.75    39.92

     Fiscal 1994                         Low      High

     First Quarter......................$27.58   $37.33
     Second Quarter..................... 33.75    41.50
     Third Quarter...................... 35.38    49.75
     Fourth Quarter..................... 31.25    40.75


     On April 13, 1994 there were 4,405 holders of record of the Common Stock of the Company.

     Dividend Policy. The Company does not currently pay a cash dividend, nor is one contemplated in the foreseeable future. The Company believes that currently its stockholders are best served by a policy of reinvestment in new projects. The Company has a policy of periodic share repurchase, as cash flows, borrowing capacity and market conditions warrant.

     Item 6.   Selected Financial Data.

(In thousands, except per
 share amounts)
                                         Year ended January 31,
                             1994      1993      1992      1991      1990
Operating Results(1):
Revenues(2)                $954,923  $843,025  $806,023  $692,052  $522,376
Operating profit before
 corporate expense(3)       234,311   220,435   213,097   180,697   149,869
Pretax income               182,608   183,313   157,004   115,858   113,202
Net income before
 non-recurring items(3)     130,633   120,983   103,348    83,669    75,064
Net income                  116,189   117,322   103,348    76,292    75,064
Earnings per share before
 non-recurring items (3)(4)   $1.50     $1.41     $1.23     $1.01     $0.87
Earnings per share(4)         $1.34     $1.37     $1.23     $0.93     $0.87

Balance Sheet Data:
Total assets             $1,297,924  $950,458  $783,071  $792,479  $675,038
Long-term debt              567,345   308,092   337,680   496,750   408,314
Stockholders' equity        559,950   490,009   326,196   184,843   160,724
Stockholders' equity
 per share                    $6.50     $5.62     $3.84     $2.24     $1.88



(1)   Luxor opened in October 1993 and Excalibur opened in June 1990.

(2)   Revenues are net of complimentary allowances.

(3) These amounts are before extraordinary items and one-time charges in fiscal 1994 for Luxor and Grand Slam Canyon preopening expenses of $16,506 and in fiscal 1991 for Excalibur preopening expenses of $11,177. Earnings per share for fiscal 1994 also excludes additional income taxes of $3,715 as a result of the increased corporate tax rate mandated by the Revenue Reconciliation Act of 1993. In fiscal 1993, the Company experienced an extraordinary loss of $3,661, net of income tax benefit of $1,885, on the early retirement of $100,000 principal amount of the Company's 10-1/8% Senior Subordinated Notes due April 1997.

(4) Earnings per share are based on shares outstanding adjusted for a two-for-one stock split effective July 12, 1991 and a three-for-two stock split effective July 9, 1993.

 Item 7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations.

 Incorporated herein by reference are pages 26 through 30 of the Company's Annual Report to Stockholders for the fiscal year ended January 31, 1994 (the "1994 Annual Report"), which pages are included as part of Exhibit 13 to this Report.

 Item 8.   Financial Statements and Supplementary Data.

 Incorporated herein by reference are pages 31 through 42 of the 1994 Annual Report which pages are included as part of
Exhibit 13 to this Report.

 Item 9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.

 Not applicable.

                                 PART III

 Item 10.  Directors and Executive Officers of the
           Registrant.

 The information beginning immediately following the caption "Election of Directors" to, but not including, the caption "Management Remuneration" in the Company's Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year ended January 31, 1994 and forwarded to stockholders prior to the Company's 1994 Annual Meeting of stockholders (the "1994 Proxy Statement"), is incorporated herein by reference.

 During the fiscal year ended January 31, 1994, Fred W. Smith failed to timely file one report on Form 4 relating to a purchase of shares of the Company's Common Stock which was subsequently reported on a timely filed Form 5.

 Item 11.  Executive Compensation.

 The information in the 1994 Proxy Statement beginning immediately following the caption "Management Remuneration" to, but not including, the caption "Report of the Compensation and Stock Option Committees on Executive Compensation", is incorporated herein by reference.

 Item 12. Security Ownership of Certain Beneficial Owners and Management.

 The information in the 1994 Proxy Statement beginning immediately following the caption "Security Ownership of Certain
Beneficial Owners and Management" to, but not including, the caption "Election of Directors", is incorporated herein by reference.

 Item 13.  Certain Relationships and Related Transactions.

 The information in the 1994 Proxy Statement beginning immediately following the caption "Certain Transactions" to, but not including, the caption "Information Concerning Committees of the Board of Directors" and the additional information in the 1994 Proxy Statement beginning immediately following the caption "Compensation Committee Interlocks and Insider Participation" to, but not including, the caption "Comparative Stock Price Performance Graph", is incorporated herein by reference.

                              PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)(1)  Consolidated Financial Statements:

CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
                                                                Page
             Consolidated Balance Sheets as of January 31,
             1994 and 1993....................................   31*

             Consolidated Statements of Income for the three
             years ended January 31, 1994.....................   32*

             Consolidated Statements of Cash Flows
             for the three years ended January 31, 1994.......   33*

             Consolidated Statements of Stockholders' Equity
             for the three years ended January 31, 1994.......   34*

             Notes to Consolidated Financial Statements.......   35*

             Report of Independent Public Accountants.........   42*

     (a)(2)  Supplemental Financial Statement Schedules

             Report of Independent Public Accountants on
             Supplemental Schedules...........................   48

             SCHEDULE V -  Property, Equipment and Leasehold
                           Interests..........................   49

             SCHEDULE VI-  Accumulated Depreciation and
                           Amortization of Property, Equipment
                           and Leasehold Interests............   50

             SCHEDULE IX-  Short-Term Borrowings..............   51

             SCHEDULE X -  Supplementary Income Statement
                           Information........................   52


* Refers to page of the Annual Report to Stockholders for the year ended January 31, 1994, a copy of the incorporated portions of which are included as
Exhibit 13 to this Report.

  (a)(3) Exhibits

           The following exhibits are filed as a part of this Report or incorporated herein by reference:

3(i)(a). Restated Articles of Incorporation of the Company as of July 15, 1988 and Certificate of Amendment thereto, dated June 29, 1989 (Incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1991).

3(i)(b).   Certificate of Division of Shares into Smaller
           Denominations, dated June 20, 1991 (Incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1992).

3(i)(c).   Certificate of Division of Shares into Smaller
           Denominations, dated June 22, 1993 (Incorporated by reference to Exhibit 3(i) to the Company's Current Report on Form 8-K dated July 21, 1993).

3(ii).     Restated Bylaws of the Company dated February 24, 1994.

4(a). $250 Million Revolving Loan Agreement, dated as of
      September 30, 1993, by and among the Company, the Banks named therein and Bank of America National Trust and Savings Association, as managing agent for the Banks, and related forms of unsecured Promissory Notes (Incorporated by reference to Exhibit 4(a) to the Company's Current Report on Form 8-K dated September 30, 1993).

4(b). Subsidiary Guaranty, dated as of September 30, 1993, by
      Circus Circus Casinos, Inc., New Castle Corp., Ramparts, Inc., Edgewater Hotel Corporation, Colorado Belle Corp., and Slots-A-Fun, Inc., with respect to the $250 Million Revolving Loan Agreement, in favor of Bank of America National Trust and Savings Association, as managing agent for the Banks (Incorporated by reference to Exhibit 4(b) to the Company's Current Report on Form 8-K dated September 30, 1993).

4(c). $500 Million Reducing Revolving Loan Agreement, dated as of September 30, 1993, by and among the Company, the Banks named therein and Bank of America National Trust and Savings Association, as managing agent for the Banks, and related forms of unsecured Promissory Notes (Incorporated by reference to Exhibit 4(c) to the Company's Current Report on Form 8-K dated September 30,
      1993).
4(d). Subsidiary Guaranty, dated as of September 30, 1993, by
      Circus Circus Casinos, Inc., New Castle Corp., Ramparts, Inc., Edgewater Hotel Corporation, Colorado Belle Corp., and Slots-A-Fun, Inc., with respect to the $500 Million Reducing Revolving Loan Agreement, in favor of Bank of America National Trust and Savings Association, as managing agent for the Banks (Incorporated by reference to Exhibit 4(d) to the Company's Current Report on Form 8-K dated September 30, 1993).

4(e). Rate Swap Master Agreement, dated as of October 24, 1986, and Rate Swap Supplements One through Four (Incorporated by reference to Exhibit 4(j) to the Company' s Current
      Report on Form 8-K dated December 29, 1986).

4(f). Interest Rate Swap Agreement, dated as of October 20,
      1989, by and between the Company and Salomon Brothers Holding Company Inc. (Incorporated by reference to
      Exhibit 4(q) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1990).

4(g). Interest Rate Swap Agreement, dated as of June 20, 1989, by and between the Company and First Interstate Bank of California (Incorporated by reference to Exhibit 4(r) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1990).

4(h). Interest Rate Swap Agreement, dated as of April 6, 1992, by and between the Company and Canadian Imperial Bank of Commerce (Incorporated by reference to Exhibit 4(y) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1992).

4(i). Indenture by and between the Company and First Interstate
      Bank of Nevada, N.A., as Trustee with respect to the Company's 10-5/8% Senior Subordinated Notes due 1997 (Incorporated by reference to Exhibit 4(a) to the Company's Registration Statement (No. 33-34439) on Form S-3).

4(j). Indenture by and between the Company and First Interstate
      Bank of Nevada, N.A., as Trustee with respect to the Company's 6-3/4% Senior Subordinated Notes due 2003 and its 7-5/8% Senior Subordinated Debentures due 2013 (Incorporated by reference to Exhibit 4(a) to the Company's Current Report on Form 8-K dated July 21,
      1993).

10(a).* Agreement, dated February 19, 1993, between the Company and Glenn W. Schaeffer (Incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

10(b).* Agreement, dated March 22, 1993, between the Company and James W. Muir (Incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

10(c).*    1983 Nonqualified Stock Option Plan of the Company
           (Incorporated by reference to Exhibit 10(d) to the Company's Registration Statement (No. 2-85794) on
           Form S-1).

10(d).*    1983 Incentive Stock Option Plan of the Company
           (Incorporated by reference to Exhibit 10(e) to the Company's Registration Statement (No. 2-85794) on
           Form S-1).

10(e).*    Amendment to Circus Circus Enterprises, Inc. 1983
           Incentive Stock Option Plan (Incorporated by reference to
           Exhibit 4(a) to the Company's Registration Statement (No. 2-91950) on Form S-8).

10(f).* 1989 Stock Option Plan of the Company (Incorporated by reference to Exhibit 4 to the Company's Registration
           Statement (No. 33-39215) on Form S-8).

10(g).*    Stock Purchase Warrant Plan (Incorporated by reference to
           Exhibit 4(a) to the Company's Registration Statement (No. 33-29014) on Form S-8).

10(h).*    Amended and Restated 1991 Stock Incentive Plan of the
           Company (Incorporated by reference to Exhibit 4 to the Company's Registration Statement (No. 33-56420) on Form S-8).

10(i).* 1993 Stock Option Plan of the Company (Incorporated by reference to Exhibit 10(a) to the Company's Quarterly
           Report on Form 10-Q for the quarterly period ended July
           31, 1993).

10(j).*    Circus Circus Enterprises, Inc. Executive Compensation
           Insurance Plan (Incorporated by reference to Exhibit
           10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1992).

10(k). Lease, dated November 1, 1957, by and between Bethel Palma and others, as lessor, and the Company's predecessor in interest, as lessee; Amendment of Lease, dated May 6, 1983 (Incorporated by reference to Exhibit 10(g) to the Company's Registration Statement (No. 2-85794) on Form S-1).

10(l). Grant, Bargain and Sale Deed to the Company pursuant to the Lease dated November 1, 1957 (Incorporated by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1984).

10(m).     Lease, dated August 3, 1977, by and between B&D
           Properties, Inc., as lessor, and the Company, as lessee; Amendment of Lease, dated May 6, 1983 (Incorporated by reference to Exhibit 10(h) to the Company's Registration Statement (No. 2-85794) on Form S-1).

10(n). Ground Lease, dated December 12, 1977, between James T. Slayback, Sr., as lessor, and John S. Gottlieb, as lessee, and related Assignment, Assumption and Lessor's Consent Agreement, dated February 10, 1984, by and between John S. Gottlieb, as assignor, the Company, as assignee, and James T. Slayback, Sr. (Incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1984).

10(o). Third Amendment and Restatement of the Circus Circus Employees' Profit Sharing, Investment and Employee Stock Ownership Plan (Incorporated by reference to Exhibit 4(f) to the Company's Registration Statement (No. 33-18278) on Form S-8).

10(p). Fourth Amendment to Circus Circus Employees' Profit Sharing, Investment and Employee Stock Ownership Plan (Incorporated by reference to Exhibit 4(f) to Post Effective Amendment No. 3 to the Company's Registration Statement (No. 33-18278) on Form S-8).

10(q). Fifth Amendment to Circus Circus Employees' Profit Sharing, Investment and Employee Stock Ownership Plan (Incorporated by reference to Exhibit 4(g) to Post Effective Amendment No. 3 to the Company's Registration Statement (No. 33-18278) on Form S-8).

10(r). Sixth Amendment to the Circus Circus Employees' Profit Sharing, Investment and Employee Stock Ownership Plan (Incorporated by reference to Exhibit 4(h) to Post Effective Amendment No. 4 to the Company's Registration Statement (No. 33-18278) on Form S-8).

10(s). Form of Agreement of Trust between the Company and Valley Bank of Nevada (Incorporated by reference to Exhibit 4(g) to the Company's Registration Statement (No. 33-18278) on Form S-8).

10(t). First Amendment to Circus Circus Employees' Profit Sharing, Investment and Employee Stock Ownership Trust (Incorporated by reference to Exhibit 4(i) to Post Effective Amendment No. 3 to the Company's Registration Statement (No. 33-18278) on Form S-8).

10(u). Second Amendment to Agreement of Trust between Circus Circus Enterprises, Inc. and Bank of America, Nevada (formerly Valley Bank of Nevada) (Incorporated by reference to Exhibit 4(k) to Post Effective Amendment No. 4 to the Company's Registration Statement (No. 33-18278) on Form S-8).

10(v). Group Annuity Contract No. GA70867 between Philadelphia Life (formerly Bankers Life Company) and Trustees of Circus Circus Employees' Profit Sharing and Investment Plan (Incorporated by reference to Exhibit 4(c) to the Company's Registration Statement (No. 33-1459) on
           Form S-8).

10(w).     Lease, dated as of November 1, 1981, between Novus
           Property Company, as landlord, and the Company, as tenant (Incorporated by reference to Exhibit 4(h) to the Company's Registration Statement (No. 2-85794) on
           Form S-1).

10(x). First Addendum and First Amendment, each dated as of June 15, 1983, to Lease dated as of November 1, 1981
           (Incorporated by reference to Exhibit 4(i) to the Company's Annual Report on Form 10-K for the year ended January 31, 1984).

10(y). Second Amendment, dated as of April 1, 1984, to Lease dated as of November l, 1981 (Incorporated by reference to Exhibit 10(o) to the Company's Registration Statement (No. 33-4475) on Form S-1).

10(z). Lease by and between Robert Lewis Uccelli, guardian, as lessor, and Nevada Greens, a limited partnership, William
         N. Pennington, as trustee, and William G. Bennett, as trustee, and related Assignment of Lease (Incorporated by reference to Exhibit 10(p) to the Company's Registration Statement (No. 33-4475) on Form S-1).

10(aa). Agreement of Purchase, dated March 15, 1985, by and between Denio Brothers Trucking Company, as seller, and the Company, as buyer, and related lease by and between Denio Brothers Trucking Co., as lessor, and Nevada Greens, a limited partnership, William N. Pennington, as trustee, and William G. Bennett, as trustee, and related Assignment of Lease (Incorporated by reference to Exhibit 10(q) to the Company's Registration Statement (No. 33-
         4475) on Form S-1).

10(bb). Building Contract, dated March 14, 1992, by and between the Company and Perini Building Company (Incorporated by reference to Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the year ended January 31, 1993).

10(cc). Agreement of Joint Venture, dated as of March 1, 1994, by and among Eldorado Limited Liability Company, Galleon,
         Inc., and the Company.

10(dd). Operating Agreement of American Entertainment, L.L.C., dated as of January 14, 1994, by and between Circus Circus Louisiana, Inc., and American Entertainment Corporation; Amendment of Operating Agreement, dated as of February 8, 1994, including the forms of the Riverboat Casino Management Agreement and the Consulting Agreement included as exhibits thereto.

13. Portions of the Annual Report to Stockholders for the Year Ended January 31, 1994 specifically incorporated by reference as part of this Report.

21.      Subsidiaries of the Company.

23.      Consent of Arthur Andersen & Co. (See page 47).
_____________
* This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report.

    Certain instruments with respect to long-term debt have not been filed hereunder or incorporated by reference herein where the total amount of such debt thereunder does not exceed 10% of the consolidated total assets of the Company. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

    (b)  During the fourth quarter of the fiscal year ended
January 31, 1994, the Company filed no Current Report on Form 8-K.

    (c) The exhibits required by Item 601 of Regulation S-K filed as part of this Report or incorporated herein by reference are listed in Item 14(a)(3) above, and the exhibits filed herewith are listed on the Index to Exhibits which accompanies this Report.

    (d)  See Item 14(a)(2) of this Report.

                           SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                 CIRCUS CIRCUS ENTERPRISES, INC.

Dated:  April 26, 1994          By :WILLIAM G. BENNETT
                                    William G. Bennett, Chairman
                                    of the Board

          Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                   Title                Date



WILLIAM G. BENNETT       Chairman of the Board       April 26, 1994
William G. Bennett




CLYDE T. TURNER          Chief Executive Officer,    April 26, 1994
Clyde T. Turner          President and Director
                         (Principal Executive
                         Officer)


DANIEL N. COPP           Chief Financial Officer     April 26, 1994
Daniel N. Copp           and Executive Vice
                         President
                         (Principal Financial
                         Officer)


WILLIAM N. PENNINGTON    Director                    April 21, 1994
William N. Pennington



TERRY L. CAUDILL         Vice President              April 26, 1994
Terry L. Caudill         (Principal Accounting
                         Officer)



JAMES CASHMAN III        Director                    April 26, 1994
James Cashman III





                           SIGNATURES  (cont.)



      Signature                   Title                Date




                         Director                    April   , 1994
Tony Coehlo



                         Director                    April   , 1994
Carl F. Dodge



ARTHUR M. SMITH, JR.     Director                    April 21, 1994
Arthur M. Smith, Jr.



                         Director                    April   , 1994
Fred W. Smith


KURT SULLIVAN            Director                    April 25, 1994
Kurt Sullivan
                  CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

    As independent public accountants, we hereby consent to the incorporation of our reports dated February 23, 1994 included (or incorporated by reference) in Circus Circus Enterprises, Inc.'s Annual Report on Form 10-K for the year ended January 31, 1994 into the Company's previously filed Form S-8 Registration Statements File Nos. 2-91950, 2-93578, 33-18278, 33-29014, 33-
39215, 33-56420 and 33-53303.




                                  ARTHUR ANDERSEN & CO.



Las Vegas, Nevada
April 28, 1994
                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON SUPPLEMENTAL SCHEDULES


TO CIRCUS CIRCUS ENTERPRISES, INC.:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the Circus Circus Enterprises, Inc. and subsidiaries January 31, 1994 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 23, 1994. Our audit was made for the purpose of forming an opinion on those consolidated statements taken as a whole. The supplemental financial statement schedules listed on page 37 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




                                  ARTHUR ANDERSEN & CO.


Las Vegas, Nevada
February 23, 1994
              CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

         SCHEDULE V - PROPERTY, EQUIPMENT AND LEASEHOLD INTERESTS

                              (In thousands)


                           Balance at                      Other      Balance
                           Beginning  Additions Retire-   Changes-     at End
      Description          of Period at Cost(*)  ments  Add (Deduct) of Period


                                     For the Year Ended January 31, 1992

Land and land leases . . . .$ 81,776 $      -  $    (70)  $      -   $ 81,706
Buildings and improvements . 546,493   38,740      (245)         -    584,988
Leasehold improvements . . .   2,841      645       (17)         -      3,469
Equipment, furniture
  and fixtures . . . . . . . 239,869   25,491    (6,672)         -    258,688
Leasehold interests. . . . .   6,908        -         -          -      6,908
                             877,887   64,876    (7,004)         -    935,759
Construction in progress . .  43,488  (38,307)       (2)         -      5,179
                            $921,375 $ 26,569  $ (7,006)  $      -   $940,938
                             =======  =======   =======    =======    =======

                                     For the Year Ended January 31, 1993

Land and land leases . . . .$ 81,706 $  4,857  $      -   $      - $   86,563
Buildings and improvements . 584,988    4,259       (36)         -    589,211
Leasehold improvements . . .   3,469       91         -          -      3,560
Equipment, furniture
  and fixtures . . . . . . . 258,688   24,801   (11,470)         -    272,019
Leasehold interests. . . . .   6,908        -         -          -      6,908
                             935,759   34,008   (11,506)         -    958,261
Construction in progress . .   5,179  174,578         -          -    179,757
                            $940,938 $208,586  $(11,506)  $      - $1,138,018
                             =======  =======   =======    =======  =========

                                     For the Year Ended January 31, 1994

Land and land leases . . . $  86,563 $ 15,018  $    (42)  $      - $  101,539
Buildings and improvements . 589,211  373,869    (2,081)         -    960,999
Leasehold improvements . . .   3,560        -         -          -      3,560
Equipment, furniture
  and fixtures . . . . . . . 272,019  163,003    (8,432)         -    426,590
Leasehold interests. . . . .   6,908        -         -          -      6,908
                             958,261  551,890   (10,555)         -  1,499,596
Construction in progress . . 179,757 (159,902)        -          -     19,855
                          $1,138,018 $391,988  $(10,555)  $      - $1,519,451
                           =========  =======   =======    =======  =========


(*) Principally refurbishments and additions or expansions of casino properties including transfers from construction in progress. The additions to construction in progress are net of transfers out of construction in progress.

                CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

            SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION
                 OF PROPERTY, EQUIPMENT AND LEASEHOLD INTERESTS

                                 (In thousands)

                                     Additions
                          Balance at Charged to           Other     Balance at
                          Beginning  Costs and  Retire-  Changes-      End
        Description       of Period   Expenses   ments  Add(Deduct) of Period

                                  For the Year Ended January 31, 1992

Buildings and improvements.$ 75,947   $15,775  $   (33)   $     -    $ 91,689
Leasehold improvements. . .   1,274       178       (5)         -       1,447
Equipment, furniture
  and fixtures. . . . . . . 122,569    32,078   (6,522)         -     148,125
Leasehold interests . . . .   4,119       404        -          -       4,523
                           $203,909   $48,435  $(6,560)   $     -    $245,784
                            =======    ======   ======     ======     =======

                                  For the Year Ended January 31, 1993

Buildings and improvements.$ 91,689   $15,933  $   (31)   $     -    $107,591
Leasehold improvements. . .   1,447       206        -          -       1,653
Equipment, furniture
  and fixtures. . . . . . . 148,125    31,287   (7,006)         -     172,406
Leasehold interests . . . .   4,523       382        -          -       4,905
                           $245,784   $47,808  $(7,037)   $     -    $286,555
                            =======    ======   ======     ======     =======

                                  For the Year Ended January 31, 1994

Buildings and improvements.$107,591   $20,864  $  (814)   $     -    $127,641
Leasehold improvements. . .   1,653       211        -          -       1,864
Equipment, furniture
  and fixtures. . . . . . . 172,406    37,144   (8,054)         -     201,496
Leasehold interests . . . .   4,905       381        -          -       5,286
                           $286,555   $58,600  $(8,868)   $     -    $336,287
                            =======    ======   ======     ======     =======


                CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

                       SCHEDULE IX - SHORT-TERM BORROWINGS

                                 (In thousands)

                                                      Average      Weighted
                          Weighted                     Amount       Average
   Category of   Balance  Average   Maximum Amount  Outstanding  Interest Rate
    Aggregate    at End   Interest    Outstanding      During       During
   Borrowings   of Period   Rate    During Period    Period(a)     Period(b)

                     For the Year Ended January 31, 1992

Corporate
Debt Program (c) $137,938    4.9%       $291,251        $209,975       6.7%


                     For the Year Ended January 31, 1993

Corporate
Debt Program (c) $207,896    3.7%       $207,918        $176,616       4.3%


                     For the Year Ended January 31, 1994

Corporate
Debt Program (c) $167,450    3.4%       $300,576        $176,616       3.6%


(a) Average amount outstanding during the period is computed by averaging the average monthly principal balances.

(b) The weighted average interest rate during the period is computed by dividing the actual interest incurred by the average borrowings outstanding as calculated in (a).

(c) The corporate debt program is essentially revolving credit and term loan agreements with banks or commercial paper issued by the Company and backed by revolving credit and term loan agreements with banks. See Note 3 of Notes to Consolidated Financial Statements included in
     Item 8 of this report for further discussion.


               CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                (In thousands)


                                             Charged to Costs and Expenses
                                            For the Year Ended January 31,

                                               1992       1993       1994


    Engineering, repairs and maintenance     $52,743    $55,939    $64,246
                                              ======     ======     ======
    Gaming taxes and licenses                $38,200    $39,827    $43,057
                                              ======     ======     ======
    Advertising costs                        $34,005    $35,018    $40,353
                                              ======     ======     ======


    All other applicable expense categories have been omitted since individually they represent less than 1% of the total consolidated revenue.
                SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Year Ended January 31, 1994
(In thousands, except per share amounts)
                              1st       2nd       3rd       4th
                             Quarter   Quarter   Quarter   Quarter    Total
Revenue                     $209,786  $228,488  $244,547  $272,102  $954,923
Income from operations        51,772    58,287    39,736    51,266   201,061
Income before income tax      49,665    56,610    35,318    41,015   182,608
Net income                    32,779    37,363    20,522    25,525   116,189
Earnings per share*            $0.37     $0.43     $0.24     $0.30     $1.34



Year Ended January 31, 1993
(In thousands, except per share amounts)
                              1st       2nd       3rd       4th
                             Quarter   Quarter   Quarter   Quarter    Total
Revenue                     $205,914  $222,127  $223,890  $191,094  $843,025
Income from operations        53,446    59,232    59,245    33,559   205,482
Income before income tax
  and extraordinary loss      44,668    53,532    54,810    30,303   183,313
Income before extraordinary   29,481    35,332    36,174    19,996   120,983
  loss
Net income                    25,820    35,332    36,174    19,996   117,322
Earnings per share before
  extraordinary loss*          $0.35     $0.41     $0.42     $0.23     $1.41
Earnings per share*            $0.31     $0.41     $0.42     $0.23     $1.37


   * Earnings per share information has been adjusted to reflect a 3-for-2 stock split effective July 1993.


                            INDEX TO EXHIBITS
                                 FORM 10-K
                        Fiscal Year Ended
                        January 31, 1994


Exhibit

Number


3(ii).     Restated Bylaws of the Company dated February 24, 1994

10(cc). Agreement of Joint Venture, dated as of March 1, 1994, by and among Eldorado Limited Liability Company,
           Galleon, Inc., and the Company

10(dd). Operating Agreement of American Entertainment, L.L.C., dated as of January 14, 1994, by and between Circus Circus Louisiana, Inc., and American Entertainment Corporation; Amendment of Operating Agreement, dated as of February 8, 1994, including the forms of the Riverboat Casino Management Agreement and the Consulting Agreement included as exhibits thereto.

13. Portions of the Annual Report to Stockholders for the Year Ended January 31, 1994 specifically incorporated by reference as part of this Report.

21.        Subsidiaries of the Company.

23.        Consent of Arthur Andersen & Co.