Form 10-Q
period 1994-04-30
CIRCUS CIRCUS ENTERPRISES INC
filed 1994-06-14
CIK 725549

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

                              FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          April 30, 1994


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

                        (702) 734-0410
       (Registrant's telephone number, including area code)


                               N/A

(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securi-ties Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 days.

Yes  X      No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                     Outstanding at June 9, 1994

Common Stock, $.01-2/3 par value            85,695,334 shares

           CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

                               Form 10-Q

                                 INDEX

                                                            Page No.

Part I. FINANCIAL INFORMATION

     Item 1.  Financial Statements:

              Condensed Consolidated Balance Sheets at
              April 30, 1994 (Unaudited) and January 31,

              1994 . . . . . . . . . . . . . . . . . . . .     3-4

              Condensed Consolidated Statements of Income
              (Unaudited) for the Three Months Ended

              Ended April 30, 1994 and 1993. . . . . . . .       5

              Condensed Consolidated Statements of Cash
              Flows (Unaudited) for the Three Months
              Ended April 30, 1994 and 1993. . . . . . . .       6

              Notes to Condensed Consolidated Financial
              Statements (Unaudited)   . . . . . . . . . .    7-14

     Item 2.  Management's Discussion and Analysis of Finan-
              cial Condition and Results of Operations . .   15-19

Part II. OTHER INFORMATION                                      20

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                  ASSETS



                                                 April 30,      January 31,
                                                   1994            1994
                                                (Unaudited)

CURRENT ASSETS:

   Cash and cash equivalents................     $ 38,699         $ 39,110

   Receivables..............................        7,380            8,673

   Inventories..............................       21,507           20,057

   Prepaid expenses.........................       19,453           20,062

        Total current assets................       87,039           87,902

PROPERTY, EQUIPMENT AND LEASEHOLD INTERESTS,
   at cost, less accumulated depreciation
   and amortization of $356,330 and $336,287
   respectively.............................    1,190,204        1,179,961

EXCESS OF PURCHASE PRICE OVER FAIR MARKET
   value of net assets acquired, net........       10,109           10,200

INVESTMENTS IN AND ADVANCES ON BEHALF OF
  JOINT VENTURES............................       23,815            3,203

OTHER ASSETS................................       11,619           16,658

       Total Assets.........................   $1,322,786       $1,297,924




           The accompanying notes are an integral part of these condensed consolidated financial statements.

              CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share data)


                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                                    April 30,  January 31,
                                                        1994        1994
                                                     (Unaudited)
CURRENT LIABILITIES:

    Current portion of long-term debt................  $    173  $     169

    Accounts payable - trade ........................    16,828     14,804

    Accounts payable - construction..................     7,429     13,844

    Accrued liabilities .............................    74,254     59,438


    Income tax payable ..............................    15,703      3,806

           Total current liabilities ................   114,387     92,061

LONG-TERM DEBT ......................................   549,440    567,345

DEFERRED INCOME TAX .................................    78,919     77,153

OTHER LONG-TERM LIABILITIES .........................     1,399      1,415

           Total liabilities ........................   744,145    737,974

STOCKHOLDERS' EQUITY:

    Common stock, $.01-2/3 par value
      Authorized - 450,000,000 shares
      Issued - 96,293,148 and 96,168,769 shares .....     1,605      1,603

    Preferred stock, $.01 par value
      Authorized - 75,000,000 shares                          -          -

    Additional paid-in capital ......................   121,564    120,135

    Retained earnings ...............................   650,737    618,446

    Treasury stock (10,597,814 and 10,062,814 shares),
      at cost........................................  (195,265)  (180,234)

           Total stockholders' equity ...............   578,641    559,950

           Total Liabilities and
             Stockholders' Equity                    $1,322,786 $1,297,924

            The accompanying notes are an integral part of these
                condensed consolidated financial statements.

            CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except share data)
                               (Unaudited)

                                             Three Months
                                           Ended April 30,
                                           1994       1993
REVENUES:
  Casino .........................      $151,248   $122,564
  Rooms ..........................        54,192     38,851
  Food and beverage ..............        47,339     33,139
  Other ..........................        37,570     21,920
                                         290,349    216,474
  Less-complimentary allowances ..        (8,255)    (6,688)
                                         282,094    209,786
COSTS AND EXPENSES:
  Casino .........................        59,687     47,228
  Rooms ..........................        23,723     17,471
  Food and beverage ..............        45,067     32,014
  Other operating expenses .......        21,674     14,300
  General and administrative .....        44,459     31,582
  Depreciation and amortization ..        20,490     11,986
                                         215,100    154,581

OPERATING PROFIT BEFORE CORPORATE
  EXPENSE ........................        66,994     55,205

CORPORATE EXPENSE ................         5,914      3,433
INCOME FROM OPERATIONS ...........        61,080     51,772

OTHER INCOME (EXPENSE):
  Interest, dividend and
    other income (expense) .......           (27)      (139)
  Interest expense ...............       (10,598)    (1,968)
                                         (10,625)    (2,107)
INCOME BEFORE PROVISION FOR
  INCOME TAX .....................        50,455     49,665

  Provision for income tax .......        18,164     16,886

NET INCOME .......................      $ 32,291   $ 32,779

EARNINGS PER SHARE ...............      $    .38   $    .38

  Average shares outstanding .....    86,088,125 87,292,363



          The accompanying notes are an integral part of these condensed consolidated financial statements.


             CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)
                               (Unaudited)
                                                        Three Months
                                                       Ended April 30,
                                                       1994       1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $ 32,291   $ 32,779
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                     20,899     12,185
     (Gain) loss on sale of fixed assets                  116        208
     (Increase) decrease in other current assets          452        877
     (Increase) decrease in other non-current assets    5,048       (992)
     Increase (decrease) in interest payable            8,716      3,669
     Increase (decrease) in income tax payable         11,897     13,893
     Increase (decrease) in other current liabilities   8,124      4,259
     Increase (decrease) in deferred taxes              1,766        993
     Increase (decrease) in other non-current
       liabilities                                        (16)       (15)
          Total adjustments                            57,002     35,077

          Net cash provided by operating activities    89,293     67,856

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                (31,249)  (105,611)
  Decrease in construction payables                    (6,415)   (12,579)
  Increase in investments in and advances on
    behalf of joint ventures                          (20,612)         -
  Proceeds from sale of equipment and other assets         82         35

          Net cash used in investing activities       (58,194)  (118,155)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net effect on cash of issuances and payments
    of debt with initial maturities of
    three months or less                              (17,869)    44,923
  Principal payments of debt with original
    maturities in excess of three months                  (41)       (37)
  Exercise of stock options and warrants                1,431      1,147
  Purchases of treasury stock                         (15,031)    (2,834)

          Net cash provided by (used in)
            financing activities                      (31,510)    43,199

Net decrease in cash and cash equivalents                (411)    (7,100)

Cash and cash equivalents at beginning of period       39,110     43,415

Cash and cash equivalents at end of period           $ 38,699   $ 36,315



SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
  Interest (net of amount capitalized)               $  1,622   $      -
  Income tax                                         $  2,000   $  2,000


         The accompanying notes are an integral part of these condensed consolidated financial statements.

         CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(All information for the three months ended April 30, 1994 and 1993 is unaudited.)


(1)  Principles of consolidation and basis of presentation -

     Circus Circus Enterprises, Inc. (the "Company") was incorporated February 27, 1974. The Company operates hotel and casino facilities in Las Vegas, Reno and Laughlin, Nevada and is a partner in a casino operation in Windsor, Canada.

     The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.
Material intercompany accounts and transactions have been eliminated.

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange
Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. The results for the three-month period are not necessarily indicative of results to be expected for the full fiscal year.

     Certain reclassifications have been made to the financial statements for the three months ended April 30, 1993 to conform to the financial statement presentation for the three months ended April 30, 1994. These reclassifications have no effect on net income.

     These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended
January 31, 1994.

(2)  Long-term debt -

     Long-term debt consists of the following (in thousands):

                                           April 30,  January 31,
                                            1994         1994
                                         (Unaudited)
     Amounts due under corporate
       debt program at floating
       interest rates, currently at
       approximately 4.1%                 $149,581      $167,450
     7-5/8% Senior Subordinated Debentures
       due 2013                            150,000       150,000
     6-3/4% Senior Subordinated Notes
       due 2003 (net of unamortized
       discount of $146 and $150)          149,854       149,850
     10-5/8% Senior Subordinated Notes
       due 1997 (net of unamortized
       discount of $56 and $60)             99,944        99,940
     Other notes                               234           274
                                           549,613       567,514
     Less - current portion                   (173)         (169)

                                          $549,440      $567,345

     The Company has established a corporate debt program whereby it can issue commercial paper or similar forms of short-term debt. Although the debt instruments issued under this program are short-term in tenor, they are classified as long-term debt because (i) they are backed by long-term debt facilities (see below) and (ii) it is management's intention to continue to replace such borrowings on a rolling basis as various instruments come due and to have such borrowings outstanding for longer than one year. To the extent that the Company incurs debt under this debt program, it must maintain an equivalent amount of credit available under its revolving credit and term loan agreements with its bank group.

     In September 1993, the Company renegotiated its $350 million reducing revolver dated April 11, 1990 and its $200 million reducing revolver dated September 6, 1988. These agreements were replaced by new revolving loan agreements consisting of a $250 million unsecured 364-day facility and a $500 million unsecured reducing revolver which matures in September 1998 (the "Revolvers"). The $250 million facility has provisions for annual renewal subject to the consent of the banks and converts to a two-

(2)  Long-term debt (continued)-

year term loan if not renewed. The Revolvers contain financial covenants regarding minimum net worth, interest charge coverage, maximum leverage ratio, new venture capital expenditures and new venture investments. The maximum available credit under the $500 million revolver reduces by $60 million on March 31, 1997, September 30, 1997 and March 31, 1998. The Revolvers are for general corporate purposes. The Company currently incurs commitment fees of 18.75 basis points on the unused portion of the $250 million facility and 22.50 basis points on the unused portion of the $500 million revolver. As of April 30, 1994, the Company had no direct borrowings under the Revolvers. At such date, the Company had $149.6 million issued under the corporate debt program thus reducing, by that amount, the credit available under the Revolvers for purposes other than repayment of the corporate debt. The fair value of the debt issued under the corporate debt program approximates the carrying amount of the debt due to the short-term maturities of the individual components of the debt.

     In July 1993, the Company issued $150 million principal amount of 6-3/4% Senior Subordinated Notes (the "6-3/4% Notes") due July 2003 and $150 million principal amount of 7-5/8% Senior Subordinated Debentures (the "7-5/8% Debentures") due July 2013, with interest payable each July and January. The 6-3/4% Notes, which were discounted to $149.8 million, and the 7-5/8% Debentures are not redeemable prior to maturity and are not subject to any sinking fund requirements. The net proceeds from these offerings were used primarily to repay borrowings under the Company's corporate debt program.

     In June 1990, the Company issued $100 million principal amount of 10-5/8% Senior Subordinated Notes (the "10-5/8% Notes") due June 1997, with interest payable each June and December. The 10-5/8% Notes, which were discounted to $99.9 million are not redeemable prior to maturity and are not subject to any sinking fund requirements. Holders of the 10-5/8% Notes may require the Company to repurchase all or any portion of their notes at par upon the occurrence of both a Designated Event (as defined in the indenture) and a Rating Decline (as defined in the indenture). As of April 30, 1994 $9.1 million principal amount of the 10-5/8% Notes was owned by one of the Company's two founders.



(2)  Long-term debt (continued) -

     The Company has a policy aimed at managing interest rate risk associated with its current and future anticipated borrowings. This policy enables the Company to use any combination of interest rate swaps, futures, options, caps and similar arrangements. The Company currently has various interest rate swap agreements, principally with its bank group, whereby the Company pays a fixed interest rate (weighted average of approximately 9.1%) and receives a variable interest rate (weighted average of approximately 4.0% at April 30, 1994) on $140 million notional amount, and pays a variable rate (weighted average of approximately 3.9% at April 30, 1994) and receives a fixed rate (weighted average of approximately 6.1%) on $245 million notional amount of "reversing" swaps. The net effect of such swaps at April 30, 1994 is that the Company currently pays an interest rate differential of approximately .44% on the total notional amount of the swaps. The various swaps have termination dates ranging from October 1994 through August 2001. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, the Company considers the risk of nonperformance by the counterparties to be minimal because the parties to the swaps and reverse swaps are predominantly members of the Company's bank group.

     As of April 30, 1994, under the Company's most restrictive loan covenants, the Company was restricted as to the payment of dividends or the purchase of its own capital stock in excess of approximately $7 million and was restricted from issuing additional debt in excess of approximately $460 million.

(3) Stock split

     In June 1993, the Board of Directors declared a 3-for-2 split on the Company's common stock, which was paid July 23, 1993, to stockholders of record on July 9, 1993. Earnings per share data, common share data, and warrant and stock option data have been adjusted retroactively in the accompanying financial statements for the 3-for-2 stock split.

(4)  Warrants, stock options and share repurchases -

     In June 1989, the stockholders approved a stock purchase warrant plan enabling the Company to offer warrants to its officers and other key employees to purchase up to 4.5 million shares of the Company's common stock. In accordance with the provisions of such plan, the 4.5 million warrants were issued in June 1989 at a price of $.17 per warrant with an exercise price of $14.33 ($.67 per share over the fair market value on the date the warrants were authorized). Each warrant has a term of seven years, with 50% of the warrants becoming exercisable two years from the date of grant and the remaining 50% three years from the date of grant. As of April 30, 1994, warrants representing 3.5 million shares had been exercised. No warrants were exercised during the three months ended April 30, 1994.

     The Company also has various stock option plans for executive, managerial and supervisory personnel as well as the Company's outside directors. The plans permit grants of options, performance shares and restricted stock covering a maximum of
13.5 million shares of the Company's common stock. As of April 30, 1994, options for a total of 13.5 million shares have been granted whereby options for 5.5 million shares have been exercised, options for 3.3 million shares have been canceled and options for 4.7 million shares remain exercisable at prices ranging from $8.58 to $39.34 with a weighted average exercise price of $28.03 per share. During the three months ended April 30, 1994, options for 124,379 shares were exercised at prices ranging from $8.58 to $15.29 with a weighted average exercise price of $11.51 per share. As of April 30, 1994, options covering 2.9 million shares remain available for grant.

     The stock options, both incentive and nonqualified, granted prior to 1988 are immediately exercisable. The stock options granted in 1988 and thereafter are exercisable in one or more installments beginning not less than nine months after the grant date.

(4)  Warrants, stock options and share repurchases (continued) -

     During the three months ended April 30, 1994, the Company repurchased 535,000 shares of its common stock at a cost of $15.0 million.

(5)  Preferred stock -

     The Company is authorized to issue up to 75 million shares of $.01 par value preferred stock in one or more series having such respective terms, rights and preferences as are designated by the Board of Directors. No preferred stock has yet been issued.

(6)  Earnings per share -

     Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Outstanding stock options and warrants are not included in earnings per share computations since their exercise would not have a material dilutive effect.

(7)  Investments in and advances on behalf of joint ventures-

     The Company has investments in and advances on behalf of joint ventures that are accounted for on the equity method. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of undistributed earnings or losses of these companies. Investments in and advances on behalf of joint ventures consists of the following (in thousands):

                                            April 30,   January 31,
                                              1994         1994
                                           (unaudited)
     Circus and Eldorado Joint Venture
     (Hotel/Casino, Reno, Nevada)            $ 13,971    $  2,706
     American Entertainment L.L.C.
     (Riverboat Casino, Chalmette, LA)          3,039          73
     Windsor Casino Limited
     (Hotel/Casino, Windsor, Canada)            6,805         424
                                             $ 23,815    $  3,203

As of April 30, 1994, all of the projects pursuant to these joint ventures were still in the development or construction stage and had not generated any earnings or losses. For additional information on these projects, please see Note 8-Commitments and contingent liabilities.
(8)  Commitments and contingent liabilities -

      In December 1993, Windsor Casino Limited, a joint venture composed equally of Circus Circus Enterprises, Inc., Caesars World, Inc. and Hilton Hotels Corporation, was selected to exclusively design, build and operate a casino complex in Windsor, Ontario, Canada. The planned complex includes casino, showroom and meeting facilities as well as a 300-room hotel, all located in Windsor's central business district, immediately across the Detroit River from Detroit, Michigan. A temporary casino opened May 14, 1994 and is operated by Windsor Casino Limited pending completion of a permanent facility expected to be completed in 1997. As of April 30, 1994, Circus had contributed approximately $6.8 million to fund completion of the temporary casino.

     The Company is developing a riverboat casino in Tunica County, Mississippi, approximately 20 miles from the Memphis, Tennessee airport. Construction of this project began in late 1993 and it is expected to open by Fall 1994. This circus-themed property has an estimated cost of approximately $80 million. As of April 30, 1994, the Company had incurred approximately $14.0 million of costs for this project.

     The Company has also entered into a 50/50 joint venture with American Entertainment Corporation to develop and operate a riverboat gaming facility in Louisiana. The riverboat will feature a 30,000-square-foot casino and will be docked in Chalmette, Louisiana, just 15 minutes from downtown New Orleans. The scope of the project is still being developed. Construction recently began on this project, and as of April 30, 1994, the Company had incurred approximately $3.0 million of costs.

     The Company has entered into a 50/50 joint venture with the Eldorado Hotel/Casino (the "Eldorado"), a privately held company, to develop and operate a hotel/casino in downtown Reno, Nevada. Project "C" is themed after a turn-of-the-century mining town and is located on a site adjacent to Circus Circus-Reno and the Eldorado. The project broke ground in late 1993 and completion is expected by mid-1995. Of the estimated cost of approximately $310 million, the venturers are expected to fund 30% in equity. The Company is also obligated under the joint venture to provide financing, either directly or indirectly, for the remaining project costs and a $10 million credit line for working capital purposes. As of April 30, 1994, the Company had advanced approximately $14.0 million on behalf of the joint venture.

      The collective bargaining agreement with one of the Company's largest unions expired on May 31, 1994. The agreement has been extended indefinitely as negotiations continue on a new contract. The Company does not anticipate any difficulties in renewing such agreement.

      The Company is a defendant in various pending litigation. In management's opinion, the ultimate outcome of such litigation will not have a material effect on the results of operations or the financial position of the Company.

                       RESULTS OF OPERATIONS

Earnings Per Share

Earnings per share for the quarter ended April 30, 1994 were even with the same quarter a year ago. Net income was $32.3 million, or $.38 per share, versus $32.8 million, or $.38 per share last year. While the Company benefitted from strong earnings generated by Luxor, its new pyramid-themed resort which opened October 15, 1993, this benefit was offset by approximately $8.6 million of additional interest expense and $2.2 million of additional new project development costs.

Revenues

For the first quarter, revenues for the Company increased $72.3 million, or 34%, versus the prior year. Luxor accounted for most of this growth, reporting $70.0 million in total revenues for the quarter. Revenues at Circus Circus-Las Vegas were up 7%, while revenues at the Company's other major properties were flat or down slightly.

Operating Income

For the quarter ended April 30, 1994, income from operations rose $9.3 million, or 18%, from last year's first quarter. However, the Company's composite operating margin dropped to 21.7% versus 24.7% in the prior year quarter. The decline in operating margin was attributable to a variety of factors, as discussed below.

The increase in operating income was due primarily to Luxor, which posted $16.2 million in operating income for the first quarter. However, operating income was flat or down at all of the Company's other properties, most notably Excalibur (down 10%) and the Company's Laughlin properties, the Colorado Belle and Edgewater (down 11% on a combined basis).

Results at Excalibur were down primarily due to construction of a new parking garage at that property and at the adjacent Luxor. Demand for parking exceeded expectations, requiring construction of these new garages, which temporarily reduced available parking. These garages were partially open for the Memorial Day weekend and the Company anticipates they will be fully open for the July 4th weekend. Results at Excalibur were also impacted by increased competition from the major new themed resorts which opened in Las Vegas late last year, including the neighboring Luxor. Excalibur's operating margin declined, as these factors contributed to lower revenues in the casino department where the Company traditionally generates its highest margins.

Results at the Company's Laughlin properties were down due to increased competition in room rates as well as increased competition from the new major themed resorts in Las Vegas. A competitor added 1,100 rooms in September 1993, representing an increase of approximately 12% in the market. This has had the effect of depressing room rates and reducing occupancy percentages. The resulting lower room revenue, given the mostly fixed costs in that department, contributed to lower operating margins at these properties.

While revenues at Circus Circus-Las Vegas were up slightly, operating income was flat. This was due primarily to Grand Slam Canyon, which generated positive cash flow but reported an operating loss after depreciation expense. However, Grand Slam Canyon is in the midst of an approximate $12 million expansion which should significantly broaden its appeal and which should be completed by early summer. Operating income at Circus Circus-Reno held even with the prior year, though the property is experiencing some business disruption due to the ongoing construction of neighboring Project "C" (a joint venture between the Company and the Eldorado Hotel/Casino). See Financial Position and Capital Resources for additional details on the Grand Slam Canyon expansion and Project "C".

Interest Expense

Interest expense for the quarter increased $8.6 million compared to the prior year first quarter. The increase stemmed from a combination of lower capitalized interest and higher borrowings. Capitalized interest was $.2 million for the quarter ended April 30, 1994 versus $4.7 million in the year-ago quarter when Luxor and Grand Slam Canyon were still under construction. Long-term debt, meanwhile, stood at $549 million at April 30, 1994 compared to $353 million at April 30, 1993. The increase in debt levels was attributable primarily to expenditures required to complete Luxor and Grand Slam Canyon.

Income Tax

The Company's effective tax rate for the three months ended April 30, 1994 was 36.0%. This reflects the corporate statutory rate of 35.0% pursuant to the Revenue Reconciliation Act of 1993 plus the effect of certain non-deductible expenses. The effective tax rate for the three months ended April 30, 1993 was 34.0%, which reflected the federal statutory rate prior to the passage of the Revenue Reconciliation Act of 1993.


Financial Position and Capital Resources

The Company had cash and cash equivalents of $39 million at April 30, 1994 reflecting normal daily operating needs. The Company's pre-tax cash flow from operations was $82 million for the three months ended April 30, 1994 versus $64 million in the prior year, an increase of 28%. In this context, pre-tax cash flow from operations is defined as the Company's income from operations plus non-cash operating expenses (primarily depreciation and amortization).

For the quarter ended April 30, 1994, capital expenditures were $31.2 million. Of this amount, $6.1 million related to construction of the riverboat casino in Tunica, Mississippi; $4.6 million related to the purchase of land for future expansion of Circus Circus-Reno; $3.1 million related to construction of the new parking garages at Luxor and Excalibur; and $2.3 million related to the expansion of Grand Slam Canyon. Additionally during the quarter, the Company funded equity investments in new projects totalling $20.6 million. These equity investments include the temporary casino in Windsor, Canada ($6.4 million); Project "C" in Reno, Nevada ($11.2 million); and the riverboat casino in
Chalmette, Louisiana ($3.0 million).   Also during the first
quarter, the Company repurchased 535,000 shares of its common stock at a total cost of approximately $15.0 million.

In July 1993, the Company issued $150 million principal amount of 6-3/4% Senior Subordinated Notes due 2003. The notes were priced at 99.894%. Also in July 1993, the Company issued, at par, $150 million principal amount of 7-5/8% Senior Subordinated Debentures due 2013. The net proceeds of these offerings were used to retire amounts outstanding under the Company's short-term debt program. The intention of the Company is to position itself for long-term growth by securing additional long-term capital at attractive interest rates.

In September 1993, the Company signed a $750 million unsecured bank credit facility with its bank group, the largest bank credit ever completed for a gaming Company. The managing agent for the facility is Bank of America with Canadian Imperial Bank of Commerce acting as Co-Managing Agent. This facility replaced the Company's previous $350 million and $200 million reducing revolvers.

The Company has several new projects in various stages of development which should contribute to future growth.

In December 1993, Windsor Casino Limited, a joint venture composed equally of Circus Circus Enterprises, Inc., Caesars World, Inc. and Hilton Hotels Corporation, was selected to exclusively design, build and operate a casino complex in Windsor, Ontario, Canada.
The planned complex includes casino, showroom and meeting facilities as well as a 300-room hotel, all located in Windsor's central business district, immediately across the Detroit River from Detroit, Michigan. A temporary casino opened May 14, 1994 and is operated by Windsor Casino Limited pending completion of a permanent facility in 1997. As of April 30, 1994, Circus had contributed approximately $6.8 million to fund completion of the temporary casino.

The Company is developing a riverboat casino in Tunica County, Mississippi, approximately 20 miles from the Memphis, Tennessee airport. Construction of this project began in late 1993 and it is expected to open by Fall 1994. This circus-themed property has an estimated cost of approximately $80 million. As of April 30, 1994, the Company had incurred approximately $14 million of costs for this project.

The Company has also entered into a 50/50 joint venture with American Entertainment Corporation to develop and operate a riverboat gaming facility in Louisiana. The riverboat will feature a 30,000 square foot casino and will be docked in Chalmette, Louisiana, just 15 minutes from downtown New Orleans. The scope of the project is still being developed. Construction recently began on this project, and as of April 30, 1994, the Company had incurred approximately $3 million of costs.

The Company has entered into a 50/50 joint venture with the Eldorado Hotel/Casino, a privately held company, to develop and operate a hotel/casino in downtown Reno, Nevada. Project "C" is themed after a turn-of-the-century silver mining town and covers a two block area between Circus Circus-Reno and the Eldorado. Ground breaking occurred in late 1993 and completion is expected by mid-1995. As currently proposed, the project is estimated to cost approximately $310 million, of which the venturers are expected to fund approximately 30% in equity. The Company is also obligated under the joint venture agreement to provide financing, either directly or indirectly, for the remaining project costs and a $10 million credit line for working capital purposes. As of April 30, 1994, the Company had advanced approximately $14 million on behalf of the joint venture.

At Circus Circus-Las Vegas, the Company is nearing completion of the first phase of expansion at Grand Slam Canyon. This $12 million expansion phase will add nine new attractions plus midway games to the facility. It is expected that this expansion will be completed by early Summer.

The Company believes that it has sufficient capital resources through its existing bank agreements and its operating cash flows to meet all of its existing cash obligations, strategically repurchase shares and fund its commitments on each of the above discussed projects. The Company anticipates that additional funds could, however, be raised through debt or equity markets if necessary.

PART II. OTHER INFORMATION

Items 2., 3., 4., and 5. of Part II are not applicable.

Item 1.   Legal Proceedings.

     A complaint in a purported class action lawsuit has been filed in the United States District Court, Middle District of Florida, against 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company. The Complaint alleges that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce persons to play such games based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win. The complaint alleges violations of the Racketeer Influenced and Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seeks damages in excess of $6 billion. Management believes that the claims are wholly without merit and does not expect that the lawsuit will have a material adverse effect on the Company's financial position or results of operations.

Item 6.   Exhibits and Reports on Form 8-K.

     (a) The exhibits filed as a part of this report are listed on the Index to Exhibits accompanying this report.

     (b) Reports on Form 8-K. No report on Form 8-K was filed during the period covered by this report.


                            SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 CIRCUS CIRCUS ENTERPRISES, INC.
                                         (Registrant)



Date:    June 14, 1994        By CLYDE TURNER
                                 Clyde Turner
                                 President and
                                 Chief Executive Officer

                              By DANIEL COPP
                                 Daniel Copp
																																	Executive Vice President and
																																	Chief Financial Officer



                          INDEX TO EXHIBITS




Exhibit
  No.                        Description


10(a). Interim Casino Operating Agreement, dated as of May 14, 1994, by and among Ontario Casino Corporation as agent of Her Majesty the Queen in Right of Ontario and Windsor Casino Limited and Caesars World, Inc., Circus Circus Enterprises, Inc. and Hilton Hotels Corporation.

10(b). Heads of Agreement, dated as of May 14, 1994, by and among Ontario Casino Corporation as agent of Her Majesty the Queen in Right of Ontario and Windsor Casino Limited and Caesars World, Inc., Circus Circus Enterprises, Inc. and Hilton Hotels Corporation.