Form 10-Q
period 1994-07-31
CIRCUS CIRCUS ENTERPRISES INC
filed 1994-09-14
CIK 725549

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

                              FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           July 31, 1994

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

            Class                     Outstanding at August 31, 1994
Common Stock, $.01-2/3 par value            85,708,834 shares


            CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

                               Form 10-Q

                                 INDEX
                                                              Page No.

Part I. FINANCIAL INFORMATION

     Item 1.  Financial Statements:

              Condensed Consolidated Balance Sheets at
              July 31, 1994 (Unaudited) and January 31,
              1994 . . . . . . . . . . . . . . . . . . . .      3-4

              Condensed Consolidated Statements of Income
              (Unaudited) for the Three and Six Months
              Ended July 31, 1994 and 1993 . . . . . . . .        5

              Condensed Consolidated Statements of Cash
              Flows (Unaudited) for the Six Months
              Ended July 31, 1994 and 1993 . . . . . . . .        6

              Notes to Condensed Consolidated Financial
              Statements (Unaudited)   . . . . . . . . . .     7-15

     Item 2.  Management's Discussion and Analysis of Fi-
              nancial Condition and Results of Operations .   16-20

Part II. OTHER INFORMATION                                    21-22


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                  ASSETS


                                                 July 31,       January 31,
                                                   1994            1994
                                                (Unaudited)

CURRENT ASSETS:

   Cash and cash equivalents................     $ 53,453         $ 39,110

   Receivables..............................        8,019            8,673

   Inventories..............................       24,677           20,057

   Prepaid expenses.........................       20,562           20,062

        Total current assets................      106,711           87,902

PROPERTY, EQUIPMENT AND LEASEHOLD INTERESTS,
   at cost, less accumulated depreciation
   and amortization of $374,679 and $336,287
   respectively.............................    1,222,954        1,179,961

EXCESS OF PURCHASE PRICE OVER FAIR MARKET
   value of net assets acquired, net........       10,018           10,200

INVESTMENTS IN JOINT VENTURES...............       53,525            3,203

OTHER ASSETS................................       12,052           16,658

       Total Assets.........................   $1,405,260       $1,297,924




           The accompanying notes are an integral part of these condensed consolidated financial statements.

              CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share data)


                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                                      July 31,   January 31,
                                                        1994        1994
                                                     (Unaudited)
CURRENT LIABILITIES:

    Current portion of long-term debt................  $    177  $     169

    Accounts payable - trade ........................    21,048     14,804

    Accounts payable - construction..................     7,830     13,844

    Accrued liabilities .............................    68,305     59,438

    Income tax payable ..............................     5,277      3,806

           Total current liabilities ................   102,637     92,061

LONG-TERM DEBT ......................................   605,080    567,345

DEFERRED INCOME TAX .................................    80,864     77,153

OTHER LONG-TERM LIABILITIES .........................     1,352      1,415

           Total liabilities ........................   789,933    737,974

STOCKHOLDERS' EQUITY:

    Common stock, $.01-2/3 par value
      Authorized - 450,000,000 shares
      Issued - 96,293,643 and 96,168,769 shares .....     1,605      1,603

    Preferred stock, $.01 par value
      Authorized - 75,000,000 shares ................         -          -

    Additional paid-in capital ......................   121,612    120,135

    Retained earnings ...............................   687,285    618,446

    Treasury stock (10,589,309 and 10,062,814 shares),
      at cost........................................  (195,175)  (180,234)

           Total stockholders' equity ...............   615,327    559,950

           Total Liabilities and
             Stockholders' Equity .................. $1,405,260 $1,297,924

            The accompanying notes are an integral part of these
                condensed consolidated financial statements.


            CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except share data)
                               (Unaudited)

                                       Three Months           Six Months
                                       Ended July 31,        Ended July 31,
REVENUES:                             1994       1993       1994       1993
  Casino ......................... $150,458   $130,066   $301,706   $252,630
  Rooms ..........................   58,844     39,905    113,036     78,756
  Food and beverage ..............   50,311     36,966     97,650     70,105
  Other ..........................   48,738     30,362     89,115     54,151
                                    308,351    237,299    601,507    455,642
  Less-complimentary allowances ..   (8,456)    (7,022)   (16,711)   (13,710)
                                    299,895    230,277    584,796    441,932
COSTS AND EXPENSES:
  Casino .........................   59,984     49,653    119,671     96,881
  Rooms ..........................   24,349     18,461     48,072     35,932
  Food and beverage ..............   47,302     35,432     92,369     67,446
  Other operating expenses .......   29,038     19,225     54,430     35,495
  General and administrative .....   45,193     34,469     88,741     65,950
  Depreciation and amortization ..   20,404     11,815     40,894     23,801
                                    226,270    169,055    444,177    325,505

OPERATING PROFIT BEFORE CORPORATE
  EXPENSE ........................   73,625     61,222    140,619    116,427

CORPORATE EXPENSE ................    5,400      2,935     11,314      6,368

INCOME FROM OPERATIONS ...........   68,225     58,287    129,305    110,059

OTHER INCOME (EXPENSE):
  Interest, dividend and
    other income (expense)........     (623)       (78)      (650)      (217)
  Interest expense ...............  (10,067)    (1,599)   (20,665)    (3,567)
                                    (10,690)    (1,677)   (21,315)    (3,784)
INCOME BEFORE PROVISION FOR
  INCOME TAX .....................   57,535     56,610    107,990    106,275

  Provision for income tax .......   20,987     19,247     39,151     36,133

NET INCOME ....................... $ 36,548   $ 37,363   $ 68,839   $ 70,142

EARNINGS PER SHARE................ $    .43   $    .43   $    .80   $    .80

  Average shares outstanding ... 85,696,443 87,319,075 85,889,038 87,305,940

          The accompanying notes are an integral part of these condensed consolidated financial statements.


            CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)
                               (Unaudited)
                                                         Six Months
                                                        Ended July 31,
                                                       1994       1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $ 68,839   $ 70,142
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                     41,712     23,853
     (Gain) loss on sale of fixed assets                  798        894
     (Increase) decrease in other current assets       (4,466)    (1,841)
     (Increase) decrease in other non-current assets    4,624     (7,449)
     Increase (decrease) in interest payable             (396)     2,256
     Increase (decrease) in income tax payable          1,471      1,008
     Increase (decrease) in other current liabilities  15,507     11,041
     Increase (decrease) in deferred taxes              3,711      2,125
     Increase (decrease) in other non-current
       liabilities                                        (33)       (33)
          Total adjustments                            62,928     31,854

          Net cash provided by operating activities   131,767    101,996

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                (85,605)  (232,296)
  Decrease in construction payables                    (6,014)    (3,177)
  Increase in investments in joint ventures           (50,322)         -
  Proceeds from sale of equipment and other assets        284        171

          Net cash used in investing activities      (141,657)  (235,302)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net effect on cash of issuances and payments
    of debt with initial maturities of
    three months or less                               37,808   (152,989)
  Principal payments of debt with original
    maturities in excess of three months                  (82)       (75)
  Issuance of senior subordinated debt                      -    299,841
  Exercise of stock options and warrants                1,569      2,838
  Purchases of treasury stock                         (15,031)    (7,339)
  Other                                                   (31)       (31)

          Net cash provided by financing activities    24,233    142,245

Net increase in cash and cash equivalents              14,343      8,939

Cash and cash equivalents at beginning of period       39,110     43,415

Cash and cash equivalents at end of period           $ 53,453   $ 52,354

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
  Interest (net of amount capitalized)               $ 20,538   $    840
  Income tax                                         $ 34,000   $ 33,000

         The accompanying notes are an integral part of these condensed consolidated financial statements.


         CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(All information for the three and six months ended July 31, 1994 and 1993 is unaudited.)


(1)  Principles of consolidation and basis of presentation -

     Circus Circus Enterprises, Inc. (the "Company") was incorporated February 27, 1974. The Company operates hotel and casino facilities in Las Vegas, Reno and Laughlin, Nevada. It is also a partner in a casino operation in Windsor, Canada, and opened Circus Circus-Tunica, a riverboat casino in Tunica County, Mississippi, on August 29, 1994.

     The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.
Material intercompany accounts and transactions have been eliminated.

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. The results for the three-month and six-month periods are not necessarily indicative of results to be expected for the full fiscal year.

     Certain reclassifications have been made to the financial statements for the three and six months ended July 31, 1993 to conform to the financial statement presentation for the three and six months ended July 31, 1994. These reclassifications have no effect on net income.

     These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended
January 31, 1994.


(2)  Long-term debt -

     Long-term debt consists of the following (in thousands):

                                           July 31,   January 31,
                                            1994         1994
                                         (Unaudited)
     Amounts due under corporate
       debt program at floating
       interest rates, currently at
       approximately 4.8%                 $205,258      $167,450
     7-5/8% Senior Subordinated
       Debentures due 2013                 150,000       150,000
     6-3/4% Senior Subordinated Notes
       due 2003 (net of unamortized
       discount of $142 and $150)          149,858       149,850
     10-5/8% Senior Subordinated Notes
       due 1997 (net of unamortized
       discount of $51 and $60)             99,949        99,940
     Other notes                               192           274
                                           605,257       567,514
     Less - current portion                   (177)         (169)

                                          $605,080      $567,345

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

     In September 1993, the Company renegotiated its $350 million reducing revolver dated April 11, 1990 and its $200 million reducing revolver dated September 6, 1988. These agreements were replaced by new revolving loan agreements consisting of a $250 million unsecured 364-day facility and a $500 million unsecured reducing revolver which matures in September 1998 (the "Revolvers"). The $250 million facility has provisions for annual renewal subject to the consent of the banks and converts to a two-


(2)  Long-term debt (continued)-

year term loan if not renewed. The Revolvers contain financial covenants regarding minimum net worth, interest charge coverage, maximum leverage ratio, new venture capital expenditures and new venture investments. The maximum available credit under the $500 million revolver reduces by $60 million on March 31, 1997, September 30, 1997 and March 31, 1998. The Revolvers are for general corporate purposes. The Company currently incurs commitment fees of 18.75 basis points on the unused portion of the $250 million facility and 22.50 basis points on the unused portion of the $500 million revolver. As of July 31, 1994, the Company had no direct borrowings under the Revolvers. At such date, the Company had $205.3 million issued under the corporate debt program thus reducing, by that amount, the credit available under the Revolvers for purposes other than repayment of the corporate debt. The fair value of the debt issued under the corporate debt program approximates the carrying amount of the debt due to the short-term maturities of the individual components of the debt.

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

     In June 1990, the Company issued $100 million principal amount of 10-5/8% Senior Subordinated Notes (the "10-5/8% Notes") due June 1997, with interest payable each June and December. The 10-5/8% Notes, which were discounted to $99.9 million are not redeemable prior to maturity and are not subject to any sinking fund requirements. Holders of the 10-5/8% Notes may require the Company to repurchase all or any portion of their notes at par upon the occurrence of both a Designated Event (as defined in the indenture) and a Rating Decline (as defined in the indenture). As of July 31, 1994, $9.1 million principal amount of the 10-5/8% Notes was owned by one of the Company's two founders.



(2)  Long-term debt (continued) -

     The Company has a policy aimed at managing interest rate risk associated with its current and future anticipated borrowings. This policy enables the Company to use any combination of interest rate swaps, futures, options, caps and similar arrangements. The Company has entered into various interest rate swaps, principally with its bank group, to manage interest expense, which is subject to fluctuation due to the variable rate nature of the debt under the Company's corporate debt program. The Company has interest rate swap agreements under which it pays a fixed interest rate (weighted average of approximately 9.1%) and receives a variable interest rate (weighted average of approximately 4.5% at July 31, 1994) on $140 million notional amount of "initial" swaps, and pays a variable interest rate (weighted average of approximately 4.6% at July 31, 1994) and receives a fixed interest rate (weighted average of approximately 7.1%) on $145 million notional amount of "reversing" swaps. The net effect of all such swaps at July 31, 1994 resulted in additional interest expense due to an interest rate differential of approximately .96% on the total notional amount of the swaps. The initial swaps have the following termination dates: $50 million in fiscal 1995, $35 million in fiscal 1996, $30 million in fiscal 1997 and $25 million in fiscal 2000. The reversing swaps expire as follows: $50 million in fiscal 1995, $35 million in fiscal 1996, $30 million in fiscal 1997 and $30 million in fiscal 2002. In addition to the aforementioned swaps, the Company has entered into an interest rate swap with a notional amount of $100 million in which the Company pays a floating rate (4.6% at July 31, 1994 and capped at 6.5%) and receives a fixed interest rate of 4.75%. This swap corresponds in both notional amount and maturity to the Company's 10-5/8% Notes due in 1997. The variable interest rates which the Company pays or receives under the various swaps are based primarily upon the London Interbank Offering Rate (LIBOR). The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, the Company considers the risk of nonperformance by the counterparties to be minimal because the parties to the swaps and reverse swaps are predominantly members of the Company's bank group.


(2)  Long-term debt (continued) -

     As of July 31, 1994, under the Company's most restrictive loan covenants, the Company was restricted as to the payment of dividends or the purchase of its own capital stock in excess of approximately $19 million and was restricted from issuing additional debt in excess of approximately $469 million.

(3)  Warrants, stock options, stock rights and share repurchases -

     In June 1989, the stockholders approved a stock purchase warrant plan enabling the Company to offer warrants to its officers and other key employees to purchase up to 4.5 million shares of the Company's common stock. In accordance with the provisions of such plan, the 4.5 million warrants were issued in June 1989 at a price of $.17 per warrant with an exercise price of $14.33 ($.67 per share over the fair market value on the date the warrants were authorized). Each warrant has a term of seven years, with 50% of the warrants becoming exercisable two years from the date of grant and the remaining 50% three years from the date of grant. As of July 31, 1994, warrants representing 3.5 million shares had been exercised. No warrants were exercised during the six months ended July 31, 1994.

     The Company also has various stock option plans for executive, managerial and supervisory personnel as well as the Company's outside directors and consultants. The plans permit grants of options, performance shares and restricted stock relating to the Company's common stock. As of July 31, 1994, options for a total of 13.6 million shares have been granted, of which options for 5.5 million shares were exercised, options for
3.4 million shares were canceled and options for 4.7 million shares remained exercisable at prices ranging from $8.58 to $39.34 with a weighted average exercise price of $28.03 per share. During the six months ended July 31, 1994, options for 133,379 shares were exercised at prices ranging from $8.58 to $15.29 with a weighted average exercise price of $11.77 per share. As of July 31, 1994, options covering 2.9 million shares remained available for grant.

     The stock options, both incentive and nonqualified, granted prior to 1988 are immediately exercisable. The stock options granted in 1988 and thereafter are exercisable in one or more installments beginning not less than nine months after the grant date.


(3)  Warrants, stock options, stock rights and share repurchases
      (continued) -

     On July 14, 1994, the Company declared a dividend of one common stock purchase right (the "Rights") for each share of common stock outstanding at the close of business on August 15, 1994. Each Right entitles the registered holder thereof, after the Rights become exercisable and until August 15, 2004 (or the earlier redemption, exchange or termination of the Rights), to purchase from the Company one share of common stock at an exercise price of $125, subject to certain antidilution adjustments. The Rights, unless earlier redeemed, exchanged or voided, will become exercisable on the earlier to occur of (i) 10 days following a public announcement that a Person or group of affiliated or associated Persons has acquired, or obtained the right to acquire, beneficial ownership of 10% or more of the common stock (an "Acquiring Person"), or (ii) 10 days after a Person or group commences, or announces an intention to commence, a tender or exchange offer, the consummation of which would result in the beneficial ownership by a Person or group of 10% or more of the common stock.

     Among other provisions applicable to the Rights, in the event that a person becomes an Acquiring Person or the Company becomes the surviving corporation in a merger with an Acquiring Person or any affiliate or associate of an Acquiring Person and the common stock is not changed or exchanged, each Right, other than Rights that are or were acquired or beneficially owned by the Acquiring Person (which Rights will thereafter be void), will thereafter entitle the holder to receive upon exercise common stock having a market value of two times the exercise price of the Right. The Rights are redeemable by the Company at a price of $.01 per Right at any time prior to the close of business on the first date of public announcement that a person or group has become an Acquiring Person, and expire on August 15, 2004 (unless earlier redeemed or exchanged).

     During the six months ended July 31, 1994, the Company repurchased 535,000 shares of its common stock at a cost of $15.0 million.

(4)  Preferred stock -

     The Company is authorized to issue up to 75 million shares of $.01 par value preferred stock in one or more series having such respective terms, rights and preferences as are designated by the Board of Directors. No preferred stock has yet been issued.

(5)  Earnings per share -

     Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Outstanding stock options and warrants are not included in earnings per share computations since their exercise would not have a material dilutive effect.

(6)  Investments in joint ventures-

     The Company has investments in joint ventures that are accounted for on the equity method. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of earnings or losses of these companies. Investments in joint ventures consist of the following (in thousands):

                                          July 31,   January 31,
                                           1994         1994
                                        (unaudited)
 Circus and Eldorado Joint Venture (50%)
 (Hotel/Casino, Reno, Nevada)            $ 33,260    $  2,706
 Windsor Casino Limited (33-1/3%)
 (Hotel/Casino, Windsor, Canada)           12,530         424
 American Entertainment L.L.C. (50%)
 (Riverboat Casino, Chalmette, LA)          7,735          73
                                         $ 53,525    $  3,203



As of July 31, 1994, the Circus and Eldorado Joint Venture and American Entertainment, L.L.C. were still in the development or construction stage and had not generated any earnings or losses. For additional information on these projects, please see Note 8-Commitments and contingent liabilities.


(7)  Commitments and contingent liabilities -

      In December 1993, Windsor Casino Limited, a joint venture composed equally of Circus Circus Enterprises, Inc., Caesars World, Inc. and Hilton Hotels Corporation or their subsidiaries, was selected to exclusively negotiate an agreement to design, build and operate a casino complex in Windsor, Ontario, Canada. The planned complex includes casino, showroom and meeting facilities as well as a 300-room hotel, all located in Windsor's central business district, immediately across the Detroit River from Detroit, Michigan. A temporary casino opened May 14, 1994 and is operated by Windsor Casino Limited pending the expected completion of a permanent facility in 1997. The joint venturers are currently negotiating an agreement for the permanent facility and consequently the terms and conditions of the project are still being finalized. As of July 31, 1994, Circus had a net investment in the joint venture of approximately $12.5 million.

     On August 29, 1994, the Company opened its first dockside riverboat casino in Tunica County, Mississippi, approximately 20 miles from the Memphis, Tennessee airport. Circus Circus-Tunica was completed at a cost of approximately $80 million, of which the Company had incurred approximately $35.6 million as of July 31, 1994. The property features a 60,000 square foot casino, three restaurants and a gift shop.

     The Company has entered into a 50/50 joint venture with American Entertainment Corporation to develop and operate a riverboat gaming facility in Louisiana. The riverboat will feature a 30,000-square-foot casino and will be docked in Chalmette, Louisiana, approximately 20 minutes from downtown New Orleans. Construction has begun on the vessel, though the full scope of the project has not yet been finalized. The Company is required to contribute $20 million in equity and use commercially reasonable efforts to obtain financing for the project, although the Company is not obligated to use its own funds. As of July 31, 1994, the Company had a net investment in the joint venture of approximately $7.7 million.

     The Company has entered into a 50/50 joint venture with the Eldorado Hotel/Casino (the "Eldorado"), a privately held company, to develop and operate a hotel/casino in downtown Reno, Nevada. Project "C" is themed after a turn-of-the-century mining town and is located on a site adjacent to Circus Circus-Reno and the Eldorado. The project broke ground in late 1993 and completion is


(7)  Commitments and contingent liabilities -

expected by mid-1995. Of the estimated cost of $310 million, which excludes interest and preopening expenses, the venturers are expected to fund 25%-30% in equity. The Company is also obligated under the joint venture agreement to obtain or provide financing for the remaining project costs and to provide a $10 million credit line for working capital purposes. If the Company provides financing, the loan would bear interest at an agreed upon rate of 10%. Based upon this, it is estimated the project would incur $10- $11 million in interest during the construction phase. As of July 31, 1994, the Company had a net investment in the joint venture of approximately $33.3 million.

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


                      RESULTS OF OPERATIONS

Earnings Per Share

Earnings per share for the three months and six months ended July 31, 1994 were even with the comparable periods in the prior year. For the second quarter, net income was $36.5 million, or $.43 per share, versus $37.4 million, or $.43 per share last year. For the six months, net income was $68.8 million, or $.80 per share, against $70.1 million, or $.80 per share. The Company continues to benefit from strong earnings generated by Luxor, its new Egyptian-themed resort which opened October 15, 1993. However, this benefit was offset by additional interest expense of $8.5 million and $17.1 million in the three and six month periods.

Revenues

Revenues for the Company increased $71.4 million, or 31%, for the three months and $146.5 million, or 33%, for the six months, compared to the same periods a year ago. Luxor was the primary factor in this growth, generating revenues of $71.5 million for the quarter and $142.5 million in the year-to-date period. Revenues at Circus Circus-Las Vegas were up 5% for the quarter and 6% year-to-date, due largely to the contribution from Grand Slam Canyon. In Laughlin, combined revenues for the Colorado Belle and the Edgewater were down 10% in the quarter and 7% in the six months due primarily to increased competition, as discussed below. Revenues at the Company's other major properties were essentially flat.

Operating Income

For the three months and six months ended July 31, 1994, income from operations rose $9.9 million, or 17%, and $19.2 million, or 17%, from the same periods last year. The Company's composite operating margin was 22.7% and 22.1% for the three and six months, versus 25.5% and 25.1% last year. The decline in operating margin was attributable to several factors, as discussed separately for each property below.

Luxor was the principal factor in the increase in operating income, posting results of $15.9 million and $32.1 million for the second quarter and six months. Luxor's operating margin was approximately 22% in both periods, with the lower margins attributable primarily to higher depreciation expense. With the exception of Excalibur, operating income for the quarter and six months was flat or down at the Company's other properties, most notably at the Colorado Belle and Edgewater.



Operating income at Excalibur increased 4% in the second quarter versus the prior year, though it remained down 3% on a year-to-date basis. Results in the quarter benefitted from a combination of selective price increases in rooms and food and the completion of a new parking garage in early July. Available parking had been temporarily reduced during the construction of this garage, which impeded visitor traffic to the property. In addition, competition from the new theme resorts in Las Vegas, including the adjacent Luxor, has somewhat hampered casino results at Excalibur. These factors are reflected in Excalibur's operating margin, which improved during the second quarter to 25.7%, though it remained down slightly for the six-month period.

In Laughlin, the Colorado Belle and the Edgewater continue to battle the effects of increased competition, not only in the Laughlin market, but also from Las Vegas. The effect has been a 30% drop in operating income for the second quarter and a 20% decline for the six months. The supply of rooms in Laughlin increased 12% over the prior year, which had the effect of depressing room rates and reducing occupancy percentages. The resulting lower room revenue, given the mostly fixed costs in that department, contributed to lower operating margins at these properties. In addition, the draw of the new themed resorts in Las Vegas has affected visitor traffic to Laughlin.

At Circus Circus-Las Vegas, operating income for the three and six months was down slightly versus the prior year, despite modest increases in revenues. This is due mostly to Grand Slam Canyon, which generated positive cash flow, but reported an operating loss after depreciation. However, the recent $12 million expansion at Grand Slam Canyon is substantially complete and is contributing to improved results, as that facility has recently generated positive operating income. In addition, selected prices for rooms and food were recently increased, which should contribute to improved margins at Circus Circus-Las Vegas.

Operating income at Circus Circus-Reno was down slightly for the three months and six months compared with last year. The property continues to experience some business disruption due to the ongoing construction of neighboring Project "C" (a joint venture between Circus and the Eldorado Hotel/Casino).

In Windsor, Canada, the Company's share of results from the temporary casino which opened May 14, 1994 contributed $2 million to operating income in the second quarter.

See "Financial Position and Capital Resources" below for additional details on the Grand Slam Canyon expansion, Project "C" and Windsor.


Interest Expense

Interest expense increased $8.5 million for the quarter and $17.1 million for the six months compared to the prior year. The increases were due to a combination of lower capitalized interest, higher borrowings and a higher average interest rate. Capitalized interest was $1.2 million and $1.5 million for the three months and six months ended July 31, 1994 versus $6.5 million and $11.2 million in the year-ago periods when Luxor and Grand Slam Canyon were still under construction. At July 31, 1994, long-term debt stood at $605 million compared to $455 million at July 31, 1993. The increase in debt levels was attributable to expenditures required to complete Luxor and Grand Slam Canyon as well as funding the investments in joint ventures and the construction of Circus Circus-Tunica.

Income Tax

The Company's effective tax rate for the three and six months ended July 31, 1994 was approximately 36%. This reflects the corporate statutory rate of 35% pursuant to the Revenue Reconciliation Act of 1993 plus the effect of various non-deductible expenses. The effective tax rate for the three and six months ended July 31, 1993 was 34%, which reflected the federal statutory rate prior to the passage of the Revenue Reconciliation Act of 1993.

Financial Position and Capital Resources

The Company had cash and cash equivalents of $53.5 million at July 31, 1994 reflecting normal operating needs. The Company's pre-tax cash flow from operations was $89.0 million and $171.0 million for the three and six months ended July 31, 1994 versus $69.9 million and $133.9 million in the prior year, increases of 27% and 28%, respectively. In this context, pre-tax cash flow from operations is defined as the Company's income from operations plus non-cash operating expenses (primarily depreciation and amortization).

Capital expenditures for the three and six months ended July 31, 1994 were $54.4 million and $85.6 million. Of these amounts, $21.6 million and $27.8 million related to construction of the riverboat casino in Tunica, Mississippi; $7.3 million and $11.9 million related to the purchase of land for future expansion of Circus Circus-Reno; $7.8 million and $10.9 million related to construction of the new parking garages at Luxor and Excalibur; and $7.0 million and $9.3 million related to the expansion of Grand Slam Canyon.

The Company has also funded equity investments in new projects totalling $29.7 million during the second quarter and $50.3 million for the six months. These equity investments include the temporary casino in Windsor, Canada (net investment $12.5 million); Project "C" in Reno, Nevada (net investment $33.3 million); and the riverboat casino in Chalmette, Louisiana (net investment $7.7 million).

During the first quarter, the Company repurchased 535,000 shares of its common stock at a total cost of approximately $15.0 million.

In July 1993, the Company issued $150 million principal amount of 6-3/4% Senior Subordinated Notes due 2003. The notes were priced at 99.894%. Also in July 1993, the Company issued, at par, $150 million principal amount of 7-5/8% Senior Subordinated Debentures due 2013. The net proceeds of these offerings were used to retire amounts outstanding under the Company's short term debt program. The intention of the Company was to position itself for long-term growth by securing additional long-term capital at attractive interest rates.

In September 1993, the Company negotiated a $750 million unsecured bank credit facility with its bank group, the largest bank credit ever completed for a gaming company. The managing agent for the facility is Bank of America with Canadian Imperial Bank of Commerce acting as Co-Managing Agent. This facility replaced the Company's previous $350 million and $200 million reducing revolvers.

The Company has several new projects in various stages of development which should contribute to future growth.

In December 1993, Windsor Casino Limited, a joint venture composed equally of Circus Circus Enterprises, Inc., Caesars World, Inc. and Hilton Hotels Corporation or their subsidiaries, was selected to exclusively negotiate an agreement to design, build and operate a casino complex in Windsor, Ontario, Canada. The planned complex includes casino, showroom and meeting facilities as well as a 300-room hotel, all located in Windsor's central business district, immediately across the Detroit River from Detroit, Michigan. A temporary casino opened May 14, 1994 and is operated by Windsor Casino Limited pending the expected completion of a permanent facility in 1997. As of July 31, 1994, Circus had a net investment of approximately $12.5 million in this project.

On August 29, 1994, the Company's newest property, Circus Circus-Tunica, opened in Tunica County, Mississippi, approximately 20 miles from the Memphis, Tennessee airport. Although not necessarily indicative of future prospects, early results have been strong. This circus-themed project was completed on schedule at a cost of approximately $80 million. The property features a 60,000-square-foot casino, three restaurants and a gift shop. As of July 31, 1994, the Company had incurred approximately $35.6 million of costs for this wholly-owned project.

The Company has also entered into a 50/50 joint venture with American Entertainment Corporation to develop and operate a riverboat gaming facility in Louisiana. The riverboat will feature a 30,000-square-foot casino and will be docked in Chalmette, Louisiana, approximately 20 minutes from downtown New Orleans. Construction has begun on the vessel, though the full scope of the project has not yet been finalized. The Company is required to contribute $20 million in equity and use commercially reasonable efforts to obtain financing for the project, although the Company is not obligated to use its own funds. As of July 31, 1994, the Company had a net investment in the joint venture of approximately $7.7 million.

The Company has entered into a 50/50 joint venture with the Eldorado Hotel/Casino (the "Eldorado"), a privately held company, to develop and operate a hotel/casino in downtown Reno, Nevada. Project "C" is themed after a turn-of-the-century mining town and is located on a site adjacent to Circus Circus-Reno and the Eldorado. The project broke ground in late 1993 and completion is expected by mid-1995. Of the estimated cost of $310 million, which excludes interest and preopening expenses, the venturers are expected to fund 25%-30% in equity. The Company is also obligated under the joint venture agreement to obtain or provide financing for the remaining project costs and to provide a $10 million credit line for working capital purposes. If the Company provides financing, the loan would bear interest at an agreed upon rate of 10%. Based upon this, it is estimated the project would incur $10- $11 million in interest during the construction phase. As of July 31, 1994, the Company had a net investment in the joint venture of approximately $33.3 million.

At Circus Circus-Las Vegas, the Company has substantially completed the first phase of expansion at Grand Slam Canyon. This $12 million expansion added ten new attractions, midway games and additional retail facilities. A second expansion phase is currently being planned.

The Company believes that it has sufficient capital resources through its bank agreements and its operating cash flows to meet all of its existing cash obligations, strategically repurchase shares and fund its commitments on each of the above discussed projects. The Company anticipates that additional funds could, however, be raised through debt or equity markets if necessary.


PART II. OTHER INFORMATION

Items 2., 3., and 5. of Part II are not applicable.

Item 1.   Legal Proceedings.

     Reference is made to Item 1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1994 for a discussion of an action filed by William H. Poulos against 41 entities, including the Company.

     On July 26, 1994, 7547 Partners, a Florida partnership and alleged stockholder of the Company, filed a self-described class action complaint in the District Court, Clark County, Nevada (the "Court") purportedly on behalf of the Company's stockholders against the Company and each of its directors. On August 10, 1994, Harry Dines, also claiming to be a stockholder, filed a substantively identical complaint with the Court. The plaintiffs in each of the actions allege that the individual defendants breached their fiduciary and other common law duties in connection with supposed "indications of interest in the Company" by, among other things, adopting the Rights Agreement described in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 1994. The complaints request declaratory and injunctive relief, including prevention of implementation of the Rights Agreement, and allege damages in unspecified amounts. Management believes that the claims are without merit and intends to defend the actions vigorously.

Item 4.  Submission of Matters to a Vote of Security Holders.

     The 1994 Annual Meeting of the Company's stockholders was held June 21, 1994. At the meeting, management's nominees, William G. Bennett, Arthur M. Smith, Jr. and Kurt D. Sullivan, were elected to fill the three available positions as Class III directors. Voting (expressed in numbers of shares) was as follows: Mr. Bennett-- 77,573,987 for, 1,120,814 against or withheld and no abstentions or broker non-votes; Mr. Smith--77,687,996 for, 1,006,805 against or withheld and no abstentions or broker non-votes; and Mr. Sullivan-- 77,627,539 for, 1,067,262 against or withheld and no abstentions or broker non-votes.

     At the meeting, stockholders ratified the appointment of Arthur Andersen & Co. as the Company's independent auditors to examine and report on its financial statements for the fiscal year ending January 31, 1995, by a vote of 78,400,805 shares for, 176,955 shares against or withheld and 117,041 abstentions or broker non-votes.

Item 6.   Exhibits and Reports on Form 8-K.

     (a) The exhibits filed as part of this report are listed on the Index to Exhibits accompanying this report.

     (b) Reports on Form 8-K. During the fiscal quarter ended July 31, 1994, the Company filed one report on Form 8-K. Such report, which was filed with the Securities and Exchange Commission on July 18, 1994, included information in response to Item 5. (Other Events) and Item 7. (Financial Statements, Pro Forma Financial Information and Exhibits). The report did not include any financial statements or pro forma financial information.

                            SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 CIRCUS CIRCUS ENTERPRISES, INC.
                                         (Registrant)



Date:  September 13, 1994     By CLYDE T. TURNER
                                 Clyde T. Turner
                                 Chairman of the Board,
                                 President and Chief Executive
                                 Officer




Date:  September 13, 1994     By DANIEL COPP
                                 Daniel Copp
                                 Executive Vice President and
                                 Chief Financial Officer




                         INDEX TO EXHIBITS





Exhibit
  No.                        Description


27(a).    Financial Data Schedule for the six months ended
          July 31, 1994 as required under EDGAR.