Form 10-Q
period 1994-10-31
CIRCUS CIRCUS ENTERPRISES INC
filed 1994-12-15
CIK 725549

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

                              FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         October 31, 1994

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

            Class                     Outstanding at November 30, 1994
Common Stock, $.01-2/3 par value            85,719,334 shares


           CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

                               Form 10-Q

                                INDEX
                                                            Page No.

Part I. FINANCIAL INFORMATION

     Item 1.  Financial Statements:

              Condensed Consolidated Balance Sheets at
              October 31, 1994 (Unaudited) and January 31,
              1994...........................................    3-4

              Condensed Consolidated Statements of Income
              (Unaudited) for the Three and Nine Months
              Ended October 31, 1994 and 1993................      5

              Condensed Consolidated Statements of Cash
              Flows (Unaudited) for the Nine Months
              Ended October 31, 1994 and 1993................      6

              Notes to Condensed Consolidated Financial
              Statements (Unaudited).........................   7-15

     Item 2.  Management's Discussion and Analysis of Fi-
              nancial Condition and Results of Operations....  16-20

Part II. OTHER INFORMATION                                     21-22


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                  ASSETS
                                               October 31,   January 31,
                                                 1994           1994
                                              (Unaudited)
CURRENT ASSETS:

   Cash and cash equivalents................     $ 54,003     $ 39,110

   Receivables..............................        9,578        8,673

   Inventories..............................       23,764       20,057

   Prepaid expenses.........................       22,799       20,062

        Total current assets................      110,144       87,902

PROPERTY, EQUIPMENT AND LEASEHOLD INTERESTS,
   at cost, less accumulated depreciation
   and amortization of $394,137 and $336,287
   respectively.............................    1,258,028    1,179,961

EXCESS OF PURCHASE PRICE OVER FAIR MARKET
   value of net assets acquired, net........        9,927       10,200

INVESTMENTS IN JOINT VENTURES...............       70,276        3,203

OTHER ASSETS................................       28,667       16,658

       Total Assets.........................   $1,477,042   $1,297,924




           The accompanying notes are an integral part of these condensed consolidated financial statements.


              CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share data)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    October 31,   January 31,
                                                       1994          1994
                                                    (Unaudited)
CURRENT LIABILITIES:

    Current portion of long-term debt................  $    149     $    169

    Accounts payable - trade ........................    15,948       14,804

    Accounts payable - construction..................    16,894       13,844

    Accrued liabilities .............................    83,654       59,438

    Income tax payable ..............................     8,824        3,806

           Total current liabilities ................   125,469       92,061

LONG-TERM DEBT ......................................   608,150      567,345

DEFERRED INCOME TAX .................................    89,913       77,153

OTHER LONG-TERM LIABILITIES .........................     1,335        1,415

           Total liabilities ........................   824,867      737,974

STOCKHOLDERS' EQUITY:

    Common stock, $.01-2/3 par value
      Authorized - 450,000,000 shares
      Issued - 96,308,643 and 96,168,769 shares .....     1,605        1,603

    Preferred stock, $.01 par value
      Authorized - 75,000,000 shares ................         -            -

    Additional paid-in capital ......................   121,864      120,135

    Retained earnings ...............................   723,881      618,446

    Treasury stock (10,589,309 and 10,062,814 shares),
      at cost........................................  (195,175)    (180,234)

           Total stockholders' equity ...............   652,175      559,950

           Total Liabilities and
             Stockholders' Equity .................. $1,477,042   $1,297,924


            The accompanying notes are an integral part of these
                condensed consolidated financial statements.


            CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except share data)
                               (Unaudited)

                                       Three Months           Nine Months
                                     Ended October 31,     Ended October 31,
REVENUES:                             1994       1993       1994       1993
  Casino ......................... $161,616   $138,542   $463,322   $391,172
  Rooms ..........................   60,688     44,732    173,724    123,488
  Food and beverage ..............   49,023     38,385    146,673    108,490
  Other ..........................   44,722     32,275    133,837     86,426
                                    316,049    253,934    917,556    709,576
  Less-complimentary allowances ..   (9,436)    (7,507)   (26,147)   (21,217)
                                    306,613    246,427    891,409    688,359
COSTS AND EXPENSES:
  Casino .........................   63,663     52,679    183,334    149,560
  Rooms ..........................   24,052     19,659     72,124     55,591
  Food and beverage ..............   45,864     37,571    138,233    105,017
  Other operating expenses .......   28,068     21,578     82,548     56,880
  General and administrative .....   48,014     39,240    136,755    105,383
  Depreciation and amortization ..   20,345     14,059     61,239     37,860
  Preopening expense..............    3,012     16,506      3,012     16,506
                                    233,018    201,292    677,245    526,797

OPERATING PROFIT BEFORE CORPORATE
  EXPENSE ........................   73,595     45,135    214,164    161,562

CORPORATE EXPENSE ................    5,381      5,399     16,695     11,767

INCOME FROM OPERATIONS ...........   68,214     39,736    197,469    149,795

OTHER INCOME (EXPENSE):
  Interest, dividend and
    other income (expense)........       28       (632)      (572)      (849)
  Interest expense ...............  (10,528)    (3,786)   (31,193)    (7,353)
                                    (10,500)    (4,418)   (31,765)    (8,202)

INCOME BEFORE PROVISION FOR
  INCOME TAX......................   57,714     35,318    165,704    141,593

  Provision for income tax .......   21,118     14,796     60,269     50,929

NET INCOME ....................... $ 36,596   $ 20,522   $105,435   $ 90,664

EARNINGS PER SHARE................ $    .43   $    .24   $   1.23   $   1.04

  Average shares outstanding ... 85,705,133 87,319,627 85,827,063 87,310,552


          The accompanying notes are an integral part of these condensed consolidated financial statements.


             CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)
                               (Unaudited)
                                                           Nine Months
                                                        Ended October 31,
                                                       1994       1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $105,435   $ 90,664
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                     62,468     38,315
     (Gain) loss on sale of fixed assets                  800      1,349
     (Increase) decrease in other current assets       (7,349)    (8,299)
     (Increase) decrease in other non-current assets    5,315     (2,016)
     Increase (decrease) in interest payable            8,557      8,796
     Increase (decrease) in income tax payable          5,018      5,311
     Increase (decrease) in other current liabilities  16,803     45,795
     Increase (decrease) in deferred taxes             12,760        781
     Increase (decrease) in other non-current
       liabilities                                        (49)       (49)
          Total adjustments                           104,323     89,983

          Net cash provided by operating activities   209,758    180,647

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               (141,464)  (341,146)
  Increase (decrease) in construction payables          3,050     (9,181)
  Increase in investments in joint ventures           (67,073)         -
  Loans to joint ventures                             (17,298)         -
  Proceeds from sale of equipment and other assets        400        295

          Net cash used in investing activities      (222,385)  (350,032)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net effect on cash of issuances and payments
    of debt with initial maturities of
    three months or less                               40,886    (78,206)
  Principal payments of debt with original
    maturities in excess of three months                 (125)      (114)
  Issuance of senior subordinated debt                      -    299,841
  Exercise of stock options and warrants                1,821      5,444
  Purchases of treasury stock and fractional shares   (15,031)   (29,045)
  Other                                                   (31)       (31)

          Net cash provided by financing activities    27,520    197,889

Net increase in cash and cash equivalents              14,893     28,504

Cash and cash equivalents at beginning of period       39,110     43,415

Cash and cash equivalents at end of period           $ 54,003   $ 71,919

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
  Interest (net of amount capitalized)               $ 21,831   $      -
  Income tax                                         $ 42,500   $ 40,000
Noncash investing and financing activities:
  Purchase of land with debt                         $      -   $ 10,000

         The accompanying notes are an integral part of these condensed consolidated financial statements.


         CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All information for the three and nine months ended October 31, 1994 and 1993 is unaudited.)


(1)  Principles of consolidation and basis of presentation -

     Circus Circus Enterprises, Inc. (the "Company") was incorporated February 27, 1974. The Company operates hotel and casino facilities in Las Vegas, Reno and Laughlin, Nevada and opened Circus Circus-Tunica, a riverboat casino in Tunica County, Mississippi, on August 29, 1994. It is also a joint venture partner in a casino operation in Windsor, Canada.

     The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.
Material intercompany accounts and transactions have been eliminated.

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. The results for the three-month and nine-month periods are not necessarily indicative of results to be expected for the full fiscal year.

     Certain reclassifications have been made to the financial statements for the three and nine months ended October 31, 1993 to conform to the financial statement presentation for the three and nine months ended October 31, 1994. These reclassifications have no effect on net income.

     These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended
January 31, 1994.


(2)  Long-term debt -

     Long-term debt consists of the following (in thousands):

                                         October 31,   January 31,
                                            1994         1994
                                         (Unaudited)
     Amounts due under corporate
       debt program at floating
       interest rates, currently at
       approximately 5.4%                 $208,336     $167,450
     7-5/8% Senior Subordinated
       Debentures due 2013                 150,000      150,000
     6-3/4% Senior Subordinated Notes
       due 2003 (net of unamortized
       discount of $139 and $150)          149,861      149,850
     10-5/8% Senior Subordinated Notes
       due 1997 (net of unamortized
       discount of $47 and $60)             99,953       99,940
     Other notes                               149          274
                                           608,299      567,514
     Less - current portion                   (149)        (169)

                                          $608,150     $567,345

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

     In September 1993, the Company renegotiated its $350 million reducing revolver dated April 11, 1990 and its $200 million reducing revolver dated September 6, 1988. These agreements were replaced by new revolving loan agreements consisting of a $250 million unsecured 364-day facility and a $500 million unsecured reducing revolver which matures in September 1998 (the "Revolvers"). The $250 million facility has provisions for annual renewal subject to the consent of the banks and converts to a two-


(2)  Long-term debt (continued)-

year term loan if not renewed. The Revolvers contain financial covenants regarding minimum net worth, interest charge coverage, maximum leverage ratio, new venture capital expenditures and new venture investments. The maximum available credit under the $500 million revolver reduces by $60 million on March 31, 1997, September 30, 1997 and March 31, 1998. The Revolvers are for general corporate purposes. The Company currently incurs commitment fees of 18.75 basis points on the unused portion of the $250 million facility and 22.50 basis points on the unused portion of the $500 million revolver. As of October 31, 1994, the Company had no direct borrowings under the Revolvers. At such date, the Company had $208.3 million issued under the corporate debt program thus reducing, by that amount, the credit available under the Revolvers for purposes other than repayment of the corporate debt. The fair value of the debt issued under the corporate debt program approximates the carrying amount of the debt due to the short-term maturities of the individual components of the debt.

     In July 1993, the Company issued $150 million principal amount of 6-3/4% Senior Subordinated Notes (the "6-3/4% Notes") due July 2003 and $150 million principal amount of 7-5/8% Senior Subordinated Debentures (the "7-5/8% Debentures") due July 2013, with interest payable each January and July. The 6-3/4% Notes, which were discounted to $149.8 million, and the 7-5/8% Debentures are not redeemable prior to maturity and are not subject to any sinking fund requirements. The net proceeds from these offerings were used primarily to repay borrowings under the Company's corporate debt program.

     In June 1990, the Company issued $100 million principal amount of 10-5/8% Senior Subordinated Notes (the "10-5/8% Notes") due June 1997, with interest payable each June and December. The 10-5/8% Notes, which were discounted to $99.9 million are not redeemable prior to maturity and are not subject to any sinking fund requirements. Holders of the 10-5/8% Notes may require the Company to repurchase all or any portion of their notes at par upon the occurrence of both a Designated Event (as defined in the indenture) and a Rating Decline (as defined in the indenture). As of October 31, 1994, $9.1 million principal amount of the 10-5/8% Notes was owned by one of the Company's two founders.


(2)  Long-term debt (continued) -

     The Company has a policy aimed at managing interest rate risk associated with its current and future anticipated borrowings. This policy enables the Company to use any combination of interest rate swaps, futures, options, caps and similar arrangements. The Company has entered into various interest rate swaps, principally with its bank group, to manage interest expense, which is subject to fluctuation due to the variable rate nature of the debt under the Company's corporate debt program. The Company has interest rate swap agreements under which it pays a fixed interest rate (weighted average of approximately 8.9%) and receives a variable interest rate (weighted average of approximately 5.3% at October 31, 1994) on $90 million notional amount of "initial" swaps, and pays a variable interest rate (weighted average of approximately 5.4% at October 31, 1994) and receives a fixed interest rate (weighted average of approximately 7.6%) on $95 million notional amount of "reversing" swaps. The net effect of all such swaps resulted in additional interest expense for the three and nine months, due to an interest rate differential which, at October 31, 1994, was approximately .66% on the total notional amount of the swaps.
The initial swaps have the following termination dates: $35 million in fiscal 1996, $30 million in fiscal 1997 and $25 million in fiscal 2000. The reversing swaps expire as follows:
$35 million in fiscal 1996, $30 million in fiscal 1997 and $30 million in fiscal 2002. In addition to the aforementioned swaps, the Company has entered into an interest rate swap with a notional amount of $100 million in which the Company pays a floating rate (4.9% at October 31, 1994 and capped at 6.5%) and receives a fixed interest rate of 4.75%. This swap corresponds in both notional amount and maturity to the Company's 10-5/8% Notes due in 1997. The variable interest rates which the Company pays or receives under the various swaps are based primarily upon the London Interbank Offering Rate (LIBOR). The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, the Company considers the risk of nonperformance by the counter-parties to be minimal because the parties to the swaps and reverse swaps are predominantly members of the Company's bank group.


(2)  Long-term debt (continued) -

     As of October 31, 1994, under the Company's most restrictive loan covenants, the Company was restricted as to the payment of dividends or the purchase of its own capital stock in excess of approximately $70 million and was restricted from issuing additional debt in excess of approximately $559 million.

(3)  Warrants, stock options, stock rights and share repurchases -

     In June 1989, the stockholders approved a stock purchase warrant plan enabling the Company to offer warrants to its officers and other key employees to purchase up to 4.5 million shares of the Company's common stock. In accordance with the provisions of such plan, the 4.5 million warrants were issued in June 1989 at a price of $.17 per warrant with an exercise price of $14.33 ($.67 per share over the fair market value on the date the warrants were authorized). Each warrant has a term of seven years, with 50% of the warrants becoming exercisable two years from the date of grant and the remaining 50% three years from the date of grant. As of October 31, 1994, warrants representing 3.5 million shares had been exercised. No warrants were exercised during the nine months ended October 31, 1994.

     The Company also has various stock option plans for executive, managerial and supervisory personnel as well as the Company's outside directors and consultants. The plans permit grants of options, performance shares and restricted stock relating to the Company's common stock. As of October 31, 1994, options for a total of 13.6 million shares have been granted, of which options for 5.5 million shares were exercised, options for
3.6 million shares were canceled and options for 4.5 million shares remained exercisable at prices ranging from $8.58 to $39.34 with a weighted average exercise price of $28.10 per share. In November 1994, replacement options to purchase an aggregate of approximately 4.0 million shares of the Company's Common Stock were awarded at an exercise price of $21.25 per share, subject to the surrender for cancellation of options to purchase a like number of such shares exercisable at prices in excess of $21.25. The weighted average exercise price of the options outstanding on October 31, 1994, adjusted at such date to give full effect to the aforementioned repricing, would have been $20.91. During the nine months ended October 31, 1994, options for 148,379 shares were exercised at prices ranging from $8.58 to $15.29 with a weighted average exercise price of $12.12 per share. As of October 31, 1994, options covering 3.0 million shares remained available for grant.


 (3)  Warrants, stock options, stock rights and share repurchases
      (continued) -

     The stock options, both incentive and nonqualified, granted prior to 1988 are immediately exercisable. The stock options granted in 1988 and thereafter are exercisable in one or more installments beginning not less than nine months after the grant date.

     On July 14, 1994, the Company declared a dividend of one common stock purchase right (the "Rights") for each share of common stock outstanding at the close of business on August 15, 1994. Until the "Distribution Date" (as defined) a Right will also accompany each new share of common stock issued by the Company. Each Right entitles the registered holder thereof, after the Rights become exercisable and until August 15, 2004 (or the earlier redemption, exchange or termination of the Rights), to purchase from the Company one share of common stock at an exercise price of $125, subject to certain antidilution adjustments. The Rights, unless earlier redeemed, exchanged or voided, will become exercisable on the earlier to occur of (i) 10 days following a public announcement that a Person or group of affiliated or associated Persons has acquired, or obtained the right to acquire, beneficial ownership of 10% or more of the common stock (an "Acquiring Person"), or (ii) 10 days after a Person or group commences, or announces an intention to commence, a tender or exchange offer, the consummation of which would result in the beneficial ownership by a Person or group of 10% or more of the common stock (the "Distribution Date").

     Among other provisions applicable to the Rights, in the event that a person becomes an Acquiring Person or the Company becomes the surviving corporation in a merger with an Acquiring Person or any affiliate or associate of an Acquiring Person and the common stock is not changed or exchanged, each Right, other than Rights that are or were acquired or beneficially owned by the Acquiring Person (which Rights will thereafter be void), will thereafter entitle the holder to receive upon exercise common stock having a market value of two times the exercise price of the Right. The Rights are redeemable by the Company at a price of $.01 per Right at any time prior to the close of business on the first date of public announcement that a person or group has become an Acquiring Person, and expire on August 15, 2004 (unless earlier redeemed or exchanged), subject to the Company's right to extend such date.

     During the nine months ended October 31, 1994, the Company repurchased 535,000 shares of its common stock at a cost of $15.0 million.


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

(6)  Investments in joint ventures-

     The Company has investments in joint ventures that are accounted for on the equity method. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of earnings or losses of these companies. Investments in joint ventures consist of the following (in thousands):
                                        October 31,   January 31,
                                            1994         1994
                                        (Unaudited)
 Circus and Eldorado Joint Venture (50%)
 (Hotel/Casino, Reno, Nevada)            $ 52,589    $   2,706
 Windsor Casino Limited (33-1/3%)
 (Hotel/Casino, Windsor, Canada)            6,528          424
 American Entertainment L.L.C. (50%)
 (Riverboat Casino, Chalmette, LA)         11,159           73
                                         $ 70,276    $   3,203


As of October 31, 1994, the Circus and Eldorado Joint Venture and
American Entertainment, L.L.C. were still in the development or construction stage and had not generated any earnings or losses.
For additional information on these projects, see Note 7-
Commitments and contingent liabilities.


(7)  Commitments and contingent liabilities -

      In December 1993, Windsor Casino Limited, a joint venture composed equally of Circus Circus Enterprises, Inc., Caesars World, Inc. and Hilton Hotels Corporation or their subsidiaries, was selected to exclusively negotiate an agreement to design, build and operate a casino complex in Windsor, Ontario, Canada. The planned complex includes casino, showroom and meeting facilities as well as a 300-room hotel, all located in Windsor's central business district, immediately across the Detroit River from Detroit, Michigan. A temporary casino opened May 14, 1994 and is operated by Windsor Casino Limited pending the expected completion of a permanent facility in 1997. The joint venturers are currently negotiating an agreement for the permanent facility and consequently the terms and conditions of the project are still being finalized. As of October 31, 1994, Circus had a net investment in the joint venture of approximately $6.5 million.

     The Company has entered into a 50/50 joint venture with the Eldorado Limited Liability Company (the "Eldorado"), a privately held company, to develop and operate a hotel/casino in downtown Reno, Nevada. Project "C" is themed after a turn-of-the-century mining town and is located on a site adjacent to Circus Circus-Reno and the Eldorado. The project broke ground in late 1993 and completion is expected by mid-1995. The cost of the project is currently estimated at approximately $335 million (excluding capitalized interest and preopening expenses), of which the venturers have contributed $102 million in equity. The Company is also obligated under the joint venture agreement to obtain or provide financing for the remaining project costs and to provide a $10 million credit line for working capital purposes. If the Company provides financing, the loan would bear interest at an agreed upon rate of 10%. Assuming a 10% rate, it is estimated the project would incur $10-$11 million in interest during the construction phase. As of October 31, 1994, the Company had a net investment in the joint venture of approximately $52.6 million and a loan to the joint venture of $7.3 million. The Company will continue to fund the project over its required equity contribution until financing is obtained.

     The Company has entered into a 50/50 joint venture with American Entertainment Corporation to develop and operate a riverboat gaming facility in Louisiana. The riverboat will feature a 30,000-square-foot casino and will be docked in Chalmette, Louisiana, approximately 20 minutes from downtown New Orleans. Construction has begun on the vessel, though the full scope of the project has not yet been finalized. The Company is


(7)  Commitments and contingent liabilities -

required to contribute $20 million in equity and use commercially reasonable efforts to obtain financing for the project, although the Company is not obligated to use its own funds. The project is currently expected to be completed by fall 1995. As of October 31, 1994, the Company had a net investment in the joint venture of approximately $11.2 million and a loan to the joint venture of $10 million.

      The Company is a defendant in various pending litigation.
In management's opinion, the ultimate outcome of such litigation will not have a material effect on the results of operations or the financial position of the Company.


                           RESULTS OF OPERATIONS

Earnings per Share

For the third quarter ended October 31, 1994, the Company reported net income of $36.6 million, or $.43 per share, versus $20.5 million, or $.24 per share last year. For the nine months, net income was $105.4 million, or $1.23 per share, against $90.7 million, or $1.04 per share a year ago. Current year results include the one-time write-off of approximately $3.0 million of preopening expenses related to the August 29 opening of Circus Circus-Tunica. These preopening expenses amounted to $.02 per share on an after-tax basis.

Prior year results reflect the write-off of $16.5 million of preopening expenses related to the August 23, 1993 opening of Grand Slam Canyon and the October 15, 1993 opening of Luxor. These preopening expenses amounted to $.12 per share on an after-tax basis. Prior year results also include a one-time, catch-up adjustment of approximately $3.4 million, or $.04 per share, for additional income taxes due to the increased corporate tax rate mandated by the Revenue Reconciliation Act of 1993.

On the same basis of operations (excluding the non-recurring items noted above), earnings per share for the three and nine months ended October 31, 1994 were $.45 and $1.25, versus $.40
and $1.20 in the prior year.   During the quarter, the Company
benefited from strong operating results at Circus Circus-Tunica (which was open only two months of the quarter), and from earnings generated by Luxor (which was open only 17 days in the prior year quarter). These benefits were partially offset by additional interest expense of $6.7 million and $23.8 million in the three and nine month periods, stemming from higher debt levels and lower capitalized interest.

Revenues

Revenues for the Company increased $60.2 million, or 24%, for the three months and $203.1 million, or 29%, for the nine months, compared to the prior year. Luxor was the principal factor in this growth, posting revenues of $68.7 million in the quarter and $211.1 million in the nine month period. Circus Circus-Tunica was also a significant contributor, generating revenues over $15 million in just two months of operations.





Revenues at Circus Circus-Las Vegas, Excalibur and Circus Circus-Reno were comparable with the prior year, both in the quarter and on a year-to-date basis. On a combined basis, the Company's Laughlin properties reported an 11% decrease in revenues in the quarter and an 8% decline year-to-date, reflecting the continued effects of increased competition in that market.

Operating Income

Income from operations (excluding the write-off of preopening expenses) increased $15.0 million, or 27%, in the three months and $34.2 million, or 21%, in the nine months, versus the comparable periods last year. The Company's composite operating margin (excluding the write-off of preopening expenses) was 23.2% and 22.5% for the three and nine months, versus 22.8% and 24.2% last year.

Luxor was the main factor in the increase in operating income, posting results of $15.3 million and $47.3 million for the third quarter and nine months. Additionally, Circus Circus-Tunica contributed operating income (before preopening expenses) of $6.5 million for both the quarter and nine months. Operating results at the Company's other properties were essentially flat in both the three and nine month periods, with the exception of the Colorado Belle and Edgewater in Laughlin.

The Laughlin market continues to be hampered by competition both within the market and from the new resorts in Las Vegas. This increased competition is particularly evident in occupancy levels and room rates. For the nine month period ending September 30, 1994, room occupancy in the Laughlin market was 90.7% versus 93.7% a year ago, and average room rates also declined. These factors continue to depress operating results at the Colorado Belle and the Edgewater, whose combined operating income fell 27% in the third quarter and 22% in the nine months versus the similar periods last year.

In Windsor, Canada, the Company's share of results from the temporary casino which opened May 14, 1994 contributed $1.5 million to operating income in the third quarter and $3.4 million year-to-date.

Interest Expense

Interest expense increased $6.7 million and $23.8 million for the three and nine months compared to the prior year. The increase was due to a combination of lower capitalized interest and higher borrowings. Capitalized interest was $1.5 million and $2.9 million for the three months and nine months ended October 31,


1994 versus $7.3 million and $18.5 million a year ago when Luxor and Grand Slam Canyon were still under construction for a portion of the period. At October 31, 1994, long-term debt stood at $608 million compared to $530 million at October 31, 1993. The increase in the debt level was attributable primarily to expenditures related to Circus Circus-Tunica, as well as the Company's investment in Project "C" in Reno, Nevada.

Income Tax

The Company's effective tax rate for the three and nine months ended October 31, 1994 was slightly over 36%. This reflects the corporate statutory rate of 35% pursuant to the Revenue Reconciliation Act of 1993 plus the effect of various non-deductible expenses. The effective tax rate for the three and nine months ended October 31, 1993 was 42% and 36%. During the prior year quarter, the Company made a one-time, catch-up adjustment to income taxes to reflect the increase in the corporate statutory rate from 34% to 35% pursuant to the Revenue Reconciliation Act of 1993, which was made effective retroactive to the beginning of the year.

Financial Position and Capital Resources

The Company had cash and cash equivalents of $54.0 million at October 31, 1994 reflecting normal operating needs. The Company's pre-tax cash flow from operations (before preopening expenses) was $92.0 million and $262.9 million for the three and nine months ended October 31, 1994 versus $70.7 million and $204.6 million in the prior year, increases of 30% and 29%, respectively. In this context, pre-tax cash flow from operations is defined as the Company's income from operations plus non-cash operating expenses (primarily depreciation and amortization).

Capital expenditures for the three and nine months ended October 31, 1994 were $55.9 million and $141.5 million. Of these amounts, $41.4 million and $69.2 million related to construction of the riverboat casino in Tunica, Mississippi. Capital expenditures for the nine months also include $11.9 million for the purchase of land for future expansion of Circus Circus-Reno; $11.7 million for the construction of the new parking garages at Luxor and Excalibur; and $13.5 million for the expansion of Grand Slam Canyon.

The Company also funded net equity investments in new projects totalling $16.8 million during the third quarter and $67.1 million for the nine months. These equity investments include the temporary casino in Windsor, Canada ($6.5 million net since inception); Project "C" in Reno, Nevada ($52.6 million net since inception); and the riverboat casino in Chalmette, Louisiana ($11.2 million net since inception). In addition to its equity investments, the Company has loaned Project "C" $7.3 million, and Chalmette $10.0 million.

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

In September 1993, the Company negotiated a $750 million unsecured bank credit facility with its bank group. The Managing Agent for the facility is Bank of America with Canadian Imperial Bank of Commerce acting as Co-Managing Agent. This facility replaced the Company's previous $350 million and $200 million reducing revolvers.

On August 29, 1994, the Company's newest property, Circus Circus-Tunica, opened in Tunica County, Mississippi, approximately 20 miles from the Memphis, Tennessee airport. This circus-themed project was completed on schedule at a total cost of approximately $80 million, including land, capitalized interest and preopening expenses. The property features 1,451 slot machines, 66 table games, three restaurants and a gift shop.

In December 1993, Windsor Casino Limited, a joint venture composed equally of Circus Circus Enterprises, Inc., Caesars World, Inc. and Hilton Hotels Corporation or their subsidiaries, was selected to exclusively negotiate an agreement to design, build and operate a casino complex in Windsor, Ontario, Canada. The planned complex includes casino, showroom and meeting facilities as well as a 300-room hotel, all located in Windsor's central business district, immediately across the Detroit River from Detroit, Michigan. A temporary casino opened May 14, 1994 and is operated by Windsor Casino Limited pending the expected completion of a permanent facility in 1997. The joint venturers are currently negotiating an agreement for the permanent facility and consequently the terms and conditions of the project are still being finalized. As of October 31, 1994, Circus had a net investment in the joint venture of approximately $6.5 million.

The Company has entered into a 50/50 joint venture with the Eldorado Limited Liability Company (the "Eldorado"), a privately held company, to develop and operate a hotel/casino in downtown Reno, Nevada. Project "C" is themed after a turn-of-the-century mining town and is located on a site adjacent to Circus Circus-Reno and the Eldorado. The project broke ground in late 1993 and completion is expected by mid-1995. The cost of the project is currently estimated at approximately $335 million (excluding capitalized interest and preopening expenses), of which the venturers have contributed $102 million in equity. The Company is also obligated under the joint venture agreement to obtain or provide financing for the remaining project costs and to provide a $10 million credit line for working capital purposes. If the Company provides financing, the loan would bear interest at an agreed upon rate of 10%. Assuming a 10% rate, it is estimated the project would incur $10-$11 million in interest during the construction phase. As of October 31, 1994, the Company had a net investment in the joint venture of approximately $52.6 million and a loan to the joint venture of $7.3 million. The Company will continue to fund the project over its required equity contribution until financing is obtained.

The Company has entered into a 50/50 joint venture with American Entertainment Corporation to develop and operate a riverboat gaming facility in Louisiana. The riverboat will feature a 30,000-square-foot casino and will be docked in Chalmette, Louisiana, approximately 20 minutes from downtown New Orleans. Construction has begun on the vessel, though the full scope of the project has not yet been finalized. The Company is required to contribute $20 million in equity and use commercially reasonable efforts to obtain financing for the project, although the Company is not obligated to use its own funds. The project is currently expected to be completed by fall 1995. As of October 31, 1994, the Company had a net investment in the joint venture of approximately $11.2 million and a loan to the joint venture of $10 million.

The Company believes that it has sufficient capital resources through its bank agreements and its operating cash flows to meet all of its existing cash obligations, strategically repurchase shares and fund its commitments on each of the above discussed projects. The Company anticipates that additional funds could, however, be raised through debt or equity markets if necessary.


PART II. OTHER INFORMATION


Item 1.   Legal Proceedings.

     Reference is made to Item 1 of the Company's Quarterly
Reports on Form 10-Q for the fiscal quarters ended April 30, 1994 and July 31, 1994.


Item 6.   Exhibits and Reports on Form 8-K.

     (a) The exhibits filed as part of this report are listed on the Index to Exhibits accompanying this report.

     (b) Reports on Form 8-K. During the fiscal quarter ended October 31, 1994, the Company filed one report on Form 8-K. Such report, which was filed with the Securities and Exchange Commission on August 15, 1994, included information in response to Item 5. (Other Events) and Item 7. (Financial Statements, Pro Forma Financial Information and Exhibits). The report did not include any financial statements or pro forma financial information.


                            SIGNATURES


       Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 CIRCUS CIRCUS ENTERPRISES, INC.
                                         (Registrant)



Date:  December 13, 1994      By CLYDE T. TURNER
                                 Clyde T. Turner
                                 Chairman of the Board,
                                 President and Chief Executive
                                 Officer




Date:  December 13, 1994      By DANIEL COPP
                                 Daniel Copp
                                 Executive Vice President,
                                 Chief Financial Officer and
                                 Treasurer




                         INDEX TO EXHIBITS



Exhibit
  No.                        Description


4(a).     First and Second Amendments to the $250 Million
          Revolving Loan Agreement, by and among the Company, the Banks named therein and Bank of America National Trust and Savings Association, as managing agent for the Banks.

4(b). First and Second Amendments to the $500 Million Reducing Revolving Loan Agreement, by and among the Company, the Banks named therein and Bank of America National Trust and Savings Association, as managing agent for the Banks.

27.       Financial Data Schedule for the nine months ended
          October 31, 1994 as required under EDGAR.