Form 10-K
period 1995-01-31
CIRCUS CIRCUS ENTERPRISES INC
filed 1995-05-01
CIK 725549

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)
  [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended            January 31, 1995
                          -------------------------------------------
                                      OR
  [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                     to
                              ---------------------  -------------------------
Commission File Number                    1-8570
                       ---------------------------------------------------------

                        CIRCUS CIRCUS ENTERPRISES, INC.
- --------------------------------------------------------------------------------
                  (Exact name of registrant as specified in its charter)

             Nevada                                           88-0121916
- --------------------------------                       ------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

   2880 Las Vegas Boulevard South, Las Vegas, Nevada          89109-1120
- --------------------------------------------------------------------------------
      (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:         (702) 734-0410
                                                     ---------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                            Name of Exchanges
       Title of Class                      on which Registered
       --------------                      -------------------
Common Stock, $.01-2/3 Par Value       New York Stock Exchange and
                                       Pacific Stock Exchange

Common Stock Purchase Rights           New York Stock Exchange and
                                       Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ----     ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock of the registrant held by persons other than the registrant's directors and executive officers as of April 24, 1995 (based upon the last reported sale price on the New York Stock Exchange on such date) was $2,731,910,535.

     The number of shares of Common Stock, $.01-2/3 par value, outstanding at April 24, 1995: 85,867,798.

                             --------------------

                      DOCUMENTS INCORPORATED BY REFERENCE
     PART II - Portions of the Registrant's Annual Report to Stockholders for the year ended January 31, 1995 are incorporated by reference into Items 7 and 8, inclusive.

     PART III - Portions of the Registrant's definitive proxy statement in connection with the annual meeting of stockholders to be held on June 22, 1995, are incorporated by reference into Items 10 through 13, inclusive.

                                     PART I

ITEM 1.  BUSINESS.
- -------  ---------

General
- -------

     Circus Circus Enterprises, Inc. (the "Company"), which was incorporated in 1974, owns and operates, through wholly-owned subsidiaries, six hotel-casino properties with approximately 13,700 guest rooms in the State of Nevada, including three properties in Las Vegas (Circus Circus-Las Vegas, Luxor and Excalibur), the Circus Circus Hotel and Casino in Reno and the Colorado Belle Hotel and Casino and the Edgewater Hotel and Casino which are located on the Colorado River in Laughlin. The Company also owns and operates a dockside casino (which opened in August 1994) situated on a 24-acre site in Tunica County, Mississippi and operates two smaller casinos on the Las Vegas Strip, Slots-A-Fun (which the Company also owns) and the Silver City Casino (which the Company operates under a long-term lease).

     The Company is currently engaged, through wholly-owned subsidiaries, as a 50% participant in two joint ventures which are developing, subject to the requisite regulatory approvals, casino projects in Reno, Nevada and Chalmette, Louisiana. The Company is also a one-third participant in a company which is operating a temporary casino in Windsor, Ontario, Canada that opened in May 1994, pending the completion of a permanent hotel-casino facility. For additional information concerning the projects with which the Company is involved through the aforementioned joint ventures, see "Joint Venture Participations" in this Item 1.

     On March 6, 1995, the Company entered into an agreement to purchase the Hacienda Hotel & Casino, which is situated on a 47-acre site adjacent to Luxor, subject to the receipt of certain regulatory approvals. On March 2, 1995, the Company purchased an unimproved 73-acre site adjacent to the Hacienda property. The Company plans to operate the Hacienda while it finalizes plans to develop these newly acquired properties into an integrated development with the Company's Luxor and Excalibur properties. For additional information concerning these properties, see "Current Expansion Activities" in this Item 1.

     Pursuant to an Agreement and Plan of Merger dated as of March 19, 1995 (the "Merger Agreement") and an Exchange Agreement dated as of March 19, 1995 (the "Exchange Agreement" and, together with the Merger Agreement, the "Gold Strike Agreements"), the Company has agreed, subject to the receipt of certain regulatory approvals and the satisfaction of certain conditions, to acquire from certain entities and individuals (collectively the "Gold Strike Shareholders") a group of affiliated entities (collectively the "Gold Strike Entities") which own the Gold Strike Hotel & Gambling Hall and the Nevada Landing Hotel & Casino in Jean, Nevada, the Railroad Pass Hotel & Casino in Henderson, Nevada, a 50% interest in a joint venture partnership with an affiliate of Hyatt Development Corporation which owns the Grand Victoria, a riverboat casino and land-based entertainment complex in Elgin, Illinois (situated approximately 40 miles northwest of downtown Chicago), a 50% interest in a joint venture partnership with an affiliate of Mirage Resorts, Incorporated which is developing a 3,000-room gaming resort near the south end of the Las Vegas Strip and certain other assets (collectively the "Gold Strike Properties"). The Gold Strike Agreements provide for the Company's acquisition of the Gold Strike Entities (the "Acquisitions") in exchange for its issuance of 16,291,551 shares of its Common Stock and the issuance by a subsidiary of the Company of shares of the subsidiary's preferred stock which will be convertible into an additional 793,156 shares of the Company's Common Stock, as well as the Company's payment of approximately $12.1 million in cash and its assumption of approximately $165 million of debt. Consummation of the Acquisitions is expected to occur at the end of May 1995. The foregoing discussion is qualified in its entirety by reference to the Merger Agreement and the Exchange Agreement, copies of which are included as Exhibits 10(ee) and 10(ff), respectively, to this Report and are incorporated herein by this reference.

For additional information concerning the Merger Agreement, see: "Current Expansion Activities - Pending Acquisition of Gold Strike Entities" in this Item 1.

     Unless the context otherwise indicates, all references to the Company are to Circus Circus Enterprises, Inc. and its subsidiaries.

DESCRIPTION OF THE COMPANY'S OPERATING HOTELS AND CASINOS
- ---------------------------------------------------------

Las Vegas, Nevada
- -----------------

     Circus Circus-Las Vegas.  Circus Circus-Las Vegas, the Company's original
     ------------------------
property, is a circus-themed hotel and casino complex situated on approximately 69 acres on the north end of the Las Vegas Strip. The property, which has a total of 2,786 hotel rooms, includes approximately 110,000 square feet of casino space where, as of January 31, 1995, 2,412 licensed slot machines and other coin-operated devices, 49 blackjack ("21") tables, three craps tables, seven roulette tables and a wheel of fortune as well as poker, keno and a race and sports book were available to the casino's patrons. From a "Big Top" above the casino, Circus Circus-Las Vegas offers its guests a variety of circus acts performed free of charge to the public from 11 a.m. to midnight daily. A mezzanine area overlooking the casino has a circus midway with carnival-style games and an arcade that offers a variety of amusements and electronic games. Two specialty restaurants, a buffet with a seating capacity of approximately 1,084, two coffee shops, several fast food snack bars, four cocktail bars and two cocktail service bars, and a variety of gift shops and specialty shops are also available to the guests at Circus Circus-Las Vegas. The latest addition to Circus Circus-Las Vegas is Grand Slam Canyon, an "adventuredome" covering approximately five acres. The new facility, which opened in August 1993, offers theme park entertainment that includes a high-speed, double-loop, double-corkscrew roller coaster, a coursing river flume ride on white-water rapids, several rides and attractions designed for pre-school age children, themed carnival-style arcade games, a state-of-the art arcade, a 65-foot waterfall, fully animated life-size dinosaurs in their primeval habitat, food kiosks, and souvenir shops, all in a climate-controlled setting under a giant pink space-frame dome. An expansion program which increased the number of attractions at Grand Slam Canyon was completed during 1994 at a cost of approximately $15.4 million. On-site parking is available for approximately 5,100 vehicles, including three garages that will accommodate approximately 3,200 vehicles and covered parking for approximately 320 vehicles beneath Grand Slam Canyon.
Circus Circus-Las Vegas also offers accommodations for approximately 375 recreational vehicles at the property's Circusland RV Park.

     Luxor.  Luxor is an Egyptian-themed hotel and casino complex which features
     -----
a 30-story pyramid sheathed in reflective glass. Situated at the south end of the Las Vegas Strip on a 64-acre site adjacent to Excalibur, Luxor was opened to the public October 15, 1993 and offers its guests more than 400,000 square feet of public entertainment area on three different levels beneath a soaring hotel atrium enclosed by 2,526 hotel rooms, including 287 suites. The rooms can be reached from the four corners of the pyramid by state-of-the-art "inclinators" which travel at a 39-degree angle. Luxor includes approximately 100,000 square feet of casino space where, as of January 31, 1995, 2,501 licensed slot machines and other coin-operated devices, 60 blackjack ("21") tables, seven craps tables, nine roulette tables and two wheels of fortune as well as poker, keno and a race and sports book were available to the casino's patrons. On the casino level, guests may view a chronological tableau of Egyptian archaeological wonders dating from 4000 B.C. to 300 B.C. from boats operated on a waterway that flows along the interior perimeter of the building, separating the hotel rooms from the casino. Above the casino, a series of high-tech "participatory" adventures arrayed in striking scenery are designed to seemingly transport visitors to extraordinary places of times past, present and future. Below the casino is a showroom which features big-name entertainment. Also on the showroom level is a museum of the Tomb of King Tutankhamen featuring authentic replicas of Egyptian artifacts as they were found in the tomb. Luxor's other public areas contain a buffet with a seating capacity of approximately 800, six themed restaurants including two gourmet restaurants, as well as a snack bar, nine cocktail lounges and a variety of specialty shops. In addition, the property's spa offers guests a relaxing escape from the excitement of the casino. Parking is available for nearly 3,500 vehicles, including a garage which contains approximately 1,300 spaces.

     Excalibur.  Excalibur is a castle-themed hotel and casino complex situated
     ---------
on the south end of the Las Vegas Strip on a 53-acre site adjacent to Luxor. Excalibur, which has a total of 4,032 hotel rooms, offers its guests more than 400,000 square feet of public entertainment area, including approximately 110,000 square feet of casino space where, as of January 31, 1995, 2,706 licensed slot machines and other coin-operated devices, 62 blackjack ("21") tables, five craps tables, six roulette tables and two wheels of fortune as well as poker, keno and a race and sports book were available to the casino's patrons. Excalibur's other public areas include a Renaissance faire, a medieval village, an amphitheater with seating capacity of nearly 1,000 where nightly mock jousting tournaments are held and costume drama are presented, two dynamic motion theaters, various artisans' booths and medieval games of skill. In addition, the property has a buffet with seating capacity of approximately 1,450, six themed restaurants, as well as three snack bars, several cocktail lounges and a variety of specialty shops. Parking is available for approximately 4,000 vehicles, including a garage which contains approximately 1,400 spaces.

     Other Las Vegas Properties.  The Silver City Casino and Slots-A-Fun have
     --------------------------
18,200 and 16,700 square feet of casino space, respectively. Both casinos depend on foot traffic along the Las Vegas Strip for their business. As of January 31, 1995, the Silver City Casino had 536 licensed slot machines and other coin-operated devices, and Slots-A-Fun had 629 such licensed machines and devices.

Reno, Nevada
- ------------

     Circus Circus-Reno.  Circus Circus-Reno is a circus-themed hotel and casino
     ------------------
complex situated in downtown Reno, Nevada. The property, which has a total of 1,625 hotel rooms, includes approximately 60,000 square feet of casino space where, as of January 31, 1995, 1,675 licensed slot machines and other coin-operated devices, 65 blackjack ("21") tables, three craps tables, six roulette tables and a wheel of fortune as well as poker, keno and a race and sports book were available to the casino's patrons. From a "Big Top" above the casino, Circus Circus-Reno also offers its guests a variety of circus acts performed free of charge to the public from 11 a.m. to midnight daily. A mezzanine area overlooking the casino has a circus midway with carnival-style games and an arcade that offers a variety of amusement and electronic games. The facilities at Circus Circus-Reno also include a specialty restaurant, a buffet with a seating capacity of approximately 700, a coffee shop, three fast food snack bars, four cocktail lounges, a gift shop and specialty shops. Covered parking is available for over 1,800 vehicles. For information concerning the Company's participation in a joint venture which is developing a casino, hotel and entertainment complex to be known as Silver Legacy, which will be connected to Circus Circus-Reno by a skywalk, see "Joint Venture Participation -- Reno Joint Venture", below.

Laughlin, Nevada
- ----------------

     Colorado Belle.  The Colorado Belle Hotel and Casino is situated on a 22-
     --------------
acre site on the bank of the Colorado River (with 1,080 feet of river frontage) in Laughlin, Nevada, approximately 90 miles south of Las Vegas. The Colorado Belle features a 600-foot replica of a Mississippi riverboat with 200 hotel rooms, two towers containing an additional 1,034 hotel rooms and a casino with approximately 64,000 square feet of space where, as of January 31, 1995, 1,546 licensed slot machines and other coin-operated devices, 37 blackjack ("21") tables, two craps tables and four roulette tables as well as poker, keno and a sports book were available to the casino's patrons. The Colorado Belle's facilities also include a 350-seat buffet, a coffee shop, three specialty restaurants, two fast food snack bars, four cocktail lounges and a cocktail service bar as well as a gift shop and other specialty shops. There is surface parking available for an estimated 1,700 vehicles.

     Edgewater.  The Edgewater Hotel and Casino is situated on a 16-acre site
     ---------
adjacent to the Colorado Belle in Laughlin, Nevada with approximately 1,640 feet of frontage on the Colorado River. The property, which has 1,450 hotel rooms, includes approximately 57,000 square feet of casino space where, as of January 31, 1995, 1,537 licensed slot machines and other coin-operated devices, 38 blackjack ("21") tables, two craps tables, four roulette tables and a wheel of fortune as well as poker, keno and a race and sports book were available to the casino's patrons. The Edgewater's facilities also include a specialty restaurant, a coffee shop, a buffet with a seating capacity of approximately 735, a snack bar and three cocktail lounges. There is surface parking available for approximately 1,350 vehicles and a parking garage which can accommodate approximately 930 additional vehicles.

Tunica County, Mississippi
- --------------------------

     Circus Circus-Tunica.   Circus Circus-Tunica, which opened in August 1994,
     --------------------
is a riverboat situated on a 24-acre site along the Mississippi River in Tunica County, Mississippi, approximately three miles west of Mississippi State Highway 61 (a major north/south highway connecting Memphis, Tennessee with Tunica County) and approximately 20 miles south of Memphis. The facility, which has a total of approximately 127,000 square feet of space, is operated 24 hours a day and includes approximately 59,000 square feet of casino space in addition to restaurants, retail shops and entertainment areas. As of January 31, 1995, 1,468 licensed slot machines and other coin-operated devices, 41 blackjack ("21") tables, eight craps tables and four roulette tables as well as poker were available to the casino's patrons. The facility also includes a specialty restaurant, a 500-seat buffet, a snack bar, three cocktail lounges and two service bars. Circus Circus-Tunica was completed at a cost of approximately $70 million, including land, capitalized interest and preopening expenses. For information concerning regulatory provisions applicable to Circus Circus-Tunica, including a new regulation relating to mandated infrastructure development, see "Regulation and Licensing--Mississippi" in this Item 1.

     The Company's Tunica site is a part of a three-casino development covering approximately 72-acres. The other two casinos are owned and operated by unaffiliated third parties. The Company also has an undivided one-half interest in an additional 388 acres of land contiguous to or near the three casino sites which may be used for future development.

MARKETING
- ---------

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

     The Company's current operations are conducted 24 hours a day, every day of the year. The Company does not consider its business to be highly seasonal, although its operating income is typically somewhat lower in the fourth quarter. Management emphasizes courtesy and prompt service to its customers and aspires to a high standard of excellence in all of its operations.

     The Company believes it has been able to maintain high occupancy rates at its hotels, in part, due to the modest prices charged for its rooms and its advertised policy of assisting any customer who cannot be accommodated at its properties in finding similarly priced rooms in nearby hotels and motels. The combined occupancy rate (excluding complimentaries but including non-refunded prepaid cancellations) of the Company hotel's was approximately 95.7%, 97.8% and 98.3% for the years ended January 31, 1995, 1994 and 1993, respectively.

     Circus Circus-Las Vegas and Circus Circus-Reno, which together contributed 29% of the Company's revenues in the year ended January 31, 1995 (and 36% and 39%, respectively, in the years ended January 31, 1994 and 1993), have popular buffets, attractive because of their variety, quality and low price. From a "Big Top" above the casino, both properties offer a variety of circus acts performed free of charge to the public from 11 a.m. to midnight daily. A mezzanine area overlooking each casino has a circus midway with carnival-style games and an arcade that offers a variety of amusement and electronic games. In August 1993, the Grand Slam Canyon adventuredome was opened at Circus Circus-Las Vegas and additional attractions were added during 1994.

     Excalibur, which contributed 25% of the Company's revenues in the year ended January 31, 1995 (and 30% and 33%, respectively, in the years ended January 31, 1994 and 1993), attracts customers in the same manner as the Company's two circus-themed Nevada properties by offering quality rooms, food and entertainment at moderate prices. By way of entertainment, the medieval castle-themed Excalibur offers a medieval village, an amphitheater where mock tournaments and costume drama are presented, dynamic motion theaters, various artisans' booths and medieval games of skill.

     Luxor, which opened in October 1993 and contributed 24% of the Company's revenues in the year ended January 31, 1995 (and 9% in the year ended January 31, 1994), is designed to attract the higher income segment of the middle-income strata of gaming customers by offering a new level of entertainment and hotel accommodations. Designed with an Egyptian theme, the pyramid-shaped Luxor offers its guests a tri-level entertainment area which includes a water journey from which guests discover replicas of artifacts and treasures of ancient Egypt. The upper level includes a series of high-tech "participatory" adventures arrayed in striking scenery designed to seemingly transport visitors to extraordinary places of times past, present and future. Other entertainment features include a showroom with big-name entertainment and a museum replicating King Tut's Tomb and its contents.

     The Colorado Belle and Edgewater together contributed 16% of the Company's revenues in the year ended January 31, 1995 (and 21% and 23%, respectively, in the years ended January 31, 1994 and 1993). Forming the heart of the Laughlin "Strip", the Colorado Belle and the Edgewater combine to offer 2,700 rooms and over 120,000 square feet of casino space. The Colorado Belle offers a classic Mississippi riverboat theme, complete with a 60-foot paddlewheel. The Edgewater's southwestern motif provides a relaxing atmosphere to enjoy the property's casino and other facilities. Connected by a scenic walkway, the two resorts form an inviting shoreline along the Colorado River.

     Circus Circus-Tunica, which opened in August 1994, represents the Company's first wholly-owned casino outside of Nevada as well as its first riverboat casino. The facility is part of an integrated three casino development that provides patrons with the opportunity to visit any of the three casinos without driving, a unique experience in the Tunica market. The three casinos are the closest and provide the easiest access from Tunica's primary feeder market, Memphis, Tennessee.

     The Company maintains an active media advertising program through radio, television, billboards and printed publications primarily in Nevada, California and Arizona for its Nevada properties and in the Memphis area for Circus Circus-Tunica. During the year ended January 31, 1995, the Company incurred total expenses relating to advertising (including the media advertising described above) of $49.8 million compared with $40.4 million and $35.0 million during the years ended January 31, 1994 and 1993, respectively. While the Company offers complimentary hotel accommodations, meals and drinks to its customers on an individual basis, no group complimentary arrangements are offered.

OPERATIONS
- ----------

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

                                         Year Ended January 31,
                             ------------------------------------------------------
                                  1993              1994                 1995
                             ---------------   ---------------     ----------------
                                             (Dollars in thousands)
Revenues:
  Casino(1)...............   $495,012  58.2%   $538,813  55.9%     $612,115   52.3%
  Food and
    beverage(2)...........    135,786  15.9%    152,469  15.8%      189,664   16.2%
  Rooms(2)................    147,115  17.3%    176,001  18.3%      232,346   19.9%
  Other(2)................    100,416  11.8%    126,048  13.1%      171,754   14.7%
                             -------- -----    -------- -----      --------  -----
                              878,329 103.2%    993,331 103.1%   $1,205,879  103.1%
Less:
  Complimentary
    allowances(2).........     27,388   3.2%     29,861   3.1%       35,697    3.1%
                             -------- -----    -------- -----    ----------  -----
Net revenues..............   $850,941 100.0%   $963,470 100.0%   $1,170,182  100.0%
                             ======== =====    ======== =====    ==========  =====

(1) Casino revenues are the net difference between the sums received as winnings and the sums paid as losses.

(2) Food and beverage, Rooms and Other include the retail value of revenues from services which are provided to casino customers and others on a complimentary basis. Such amounts are then deducted as complimentary allowances to arrive at net revenue.

                              -------------------

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

     The Company's credit policies are stringent and credit play historically has accounted for an insignificant portion of its gaming activities. Because of the Company's policies, its casino receivables have been significantly less than 1% of its total assets and its annual bad debt expense has been less than 1/10 of 1% of casino revenues.

JOINT VENTURE PARTICIPATIONS
- ----------------------------

     The Company is currently participating in joint ventures which are engaged in the development, subject to the requisite regulatory approvals, of casino projects in Reno, Nevada and Chalmette, Louisiana (where the Company is a 50% participant) and Windsor, Ontario, Canada (where the Company is a one-third participant).

     The following is a description of the casino projects with which the Company is currently involved as a joint venture participant:

     Reno, Nevada Joint Venture (50% Participation)
     ----------------------------------------------

     The Company, through a wholly-owned subsidiary, is a 50% participant with Eldorado Limited Liability Company ("Eldorado Limited") in a general partnership (the "Reno Joint Venture") which is engaged in the development of Silver Legacy, a themed hotel, casino and entertainment complex being constructed on two city blocks in downtown Reno, Nevada. The casino and entertainment complex will be located between Circus Circus-Reno and Eldorado Hotel & Casino (the "Eldorado"). Silver Legacy's casino and entertainment complex will be connected at the mezzanine level with Circus Circus-Reno, the Eldorado and Silver Legacy's hotel complex by enclosed climate-controlled skyways above the streets between the respective properties. The property's exterior will be heavily themed to evoke images of Reno during the period from the 1880's through the 1930's. At the main pedestrian entrances to the casino and hotel (located on all four sides of each complex), patrons will be able to enter the property by passing through active retail establishments and store fronts reminiscent of turn-of-the-century Reno.

     Silver Legacy's casino and entertainment complex will offer approximately 82,000 square feet of gaming space on two levels, including approximately 72,000 square feet on the ground level and approximately 10,000 square feet on the mezzanine level. The casino is currently expected to open with approximately 2,500 slot machines and other coin operated devices and approximately 90 table games, including blackjack ("21"), craps, roulette, baccarat, pai gow and pai gow poker tables. A 180-foot diameter dome will project from the roof of the casino complex. Extending up into the dome structure from the center of the casino floor will be a 120-foot tall mining rig situated over a replica of a silver mine. The rig will depict a functioning mining rig with running ore wagons, water flumes, steam and beam-traction engines, cradles and working buckets, and will appear to mine and smelt ore and pour liquid gold and silver into coins and bullion in the center of the casino. At the center of the rig, a glass-encased elevator will carry patrons between the main casino floor and mezzanine level. Using light projectors, video screens, mirrors and other optical devices, as well as sound equipment, atmospheric special effects will be created on the interior surface of the dome, replicating lightning, sunsets, moving cloud patterns and night skies accompanied by the sounds of the desert wind.

     The hotel complex, which will be approximately 400 feet high, will, upon completion, be the tallest structure in the Reno area and will be visible from Interstate 80, the principal highway connecting Reno with San Francisco, Sacramento and other cities in northern California. The hotel will have three towers with guest rooms on 37, 34 and 31 floors, respectively, with a total of approximately 1,700 guest rooms (approximately 400 of which will be completed subsequent to Silver Legacy's initial opening to the public). The hotel's guest rooms will include 145 player spa suites, each of which will have approximately 700 square feet of space (approximately twice the size of a standard guest room), and eight luxury suites which will range in size from approximately 1,200 to 1,600 square feet. The hotel complex will also include a parking structure with space for approximately 1,900 vehicles on ten levels.

     The property will have four restaurants, including a 240-seat delicatessen, bar and "sidewalk" cafe located on the ground floor. The mezzanine level of the casino will have a seafood grill, a buffet and a 24-hour coffee shop. The property will also include a 25,000-square foot special events center and a 12,000-square foot health spa with an outdoor pool and sun deck. In addition, 32,000 square feet of space on the mezzanine level of the casino complex not initially opened to the public will be available for the expansion of the Project's public areas to include additional restaurant, entertainment or retail space.

     Silver Legacy is expected to open in July 1995 with approximately 1,300 guest rooms in service. The remaining 400 guest rooms are scheduled for completion by May 1996. The total cost of the project is currently estimated at approximately $335 million (excluding capitalized interest and preopening expenses).

     Pursuant to the joint venture agreement relating to the Reno Joint Venture (the "Reno Venture Agreement"), each of the participants has contributed to the Reno Joint Venture cash or property with an agreed to value of $52.5 million. The Reno Joint Venture expects to enter into a Credit Agreement with a group of major banks pursuant to which $220 million of the costs associated with the construction, furnishing and equipping of Silver Legacy will be funded. The indebtedness under the Credit Agreement will be secured by a Deed of Trust on Silver Legacy and security interests in other assets of the Reno Joint Venture. The indebtedness incurred pursuant to the Credit Agreement will be subject to scheduled quarterly reductions ranging from $5 million to $7 million per quarter, and a scheduled reduction of $125 million on September 30, 2000. Mandatory prepayments will be required after the end of each of the first eight full fiscal quarters following the opening of Silver Legacy in the amount of 50% of the Reno Joint Venture's Consolidated Available Cash Flow

(as defined). Any funds required in excess of those available under the Credit Agreement will be provided by the Company in the form of subordinated loans to the Reno Joint Venture. The Company is also obligated to provide a $10 million revolving line of credit to provide working capital for Silver Legacy, although it is presently expected that these funds will be provided through additional bank financing arranged by the Reno Joint Venture. Each venturer's ability to participate in cash flows generated by Silver Legacy is limited by the terms of the Reno Venture Agreement and will be limited by the Credit Agreement, and the Company's right to receive repayments of its loan to the Reno Joint Venture will be subject to limitations under the Credit Agreement. The foregoing discussion of the Reno Venture Agreement is qualified in its entirety by reference to the full text of such agreement which is included as Exhibit 10(y) to this Report.

     As a condition to the Credit Agreement, the Company will be required to enter into an agreement pursuant to which it will guarantee completion of Silver Legacy. In addition, the Company will be required to enter into a make-well agreement with the Reno Joint Venture for the benefit of the lenders under the Credit Agreement pursuant to which the Company will be obligated to make such additional contributions to the Reno Joint Venture as may be necessary to maintain the Reno Joint Venture's coverage ratio at a minimum permitted level of
1.05 to 1.00.

      Windsor, Ontario, Canada Joint Venture (33 1/3% Participation)
      -------------------------------------------------------------

     The Company is a participant in a casino in Windsor, Ontario with Hilton Hotels Corporation and Caesars World, Inc., through its ownership of a one-third interest in Windsor Casino Limited, an Ontario corporation ("WCL"), which has been awarded the exclusive right to negotiate an agreement to develop and operate a casino in Windsor, Ontario, Canada, approximately 1.5 miles from Detroit, Michigan across the Detroit River. WCL plans, subject to reaching such agreement, to develop and operate a hotel-casino which will include slot machines, table games as well as entertainment, meeting facilities and other public areas. WCL opened an interim casino in May 1994 and anticipates opening the permanent facility in 1997. It is currently estimated that the total cost of the permanent project will be approximately $250-$275 million. For information concerning additional regulatory requirements applicable to the ownership and operation of casino gaming facilities in Windsor, see "Regulation and Licensing -- Windsor, Ontario, Canada" in this Item 1.

     Chalmette, Louisiana (50% Participation)
     ----------------------------------------

     The Company is a 50% participant with American Entertainment Corp. ("AEC") in American Entertainment, L.L.C. (the "Louisiana Joint Venture"), a Louisiana limited liability company, which is engaged in the development of a riverboat gaming facility on a 26-acre parcel in Chalmette, Louisiana (the "Louisiana Project"). As presently planned, the Louisiana Project will initially consist of a 290-foot riverboat casino designed to replicate a nineteenth century paddlewheel-driven riverboat with approximately 30,000 square feet of gaming space, additional dockside facilities and parking accommodations. The site has additional space available for future expansion as warranted. Subject to receipt of gaming and other approvals, it is currently anticipated that the first phase of the Louisiana Project will commence operations in late 1995. The Louisiana Joint Venture has received a certificate of preliminary approval from the Louisiana Riverboat Gaming Commission to begin construction of the Louisiana Project and has been issued a gaming operator's license by the Gaming Enforcement Division of the Louisiana State Police (the "Louisiana Division").

     The operation of the Louisiana Project's riverboat casino will be subject to certain restrictions and conditions imposed by Louisiana gaming law, which cause this riverboat gaming operation to differ from the Company's other gaming operations. For example, gaming at the Louisiana Project will not be permitted while the riverboat is docked, other than during the 45 minutes between excursions and times when dangerous weather or water conditions exist. Also, each round-trip riverboat cruise generally may not be less than three nor more than eight hours in duration. For information concerning additional regulatory requirements applicable to the ownership and operation of casino gaming facilities in Louisiana, see "Regulation and Licensing -- Louisiana" in this
Item 1.

     The Louisiana Project's riverboat casino, which will be docked in Chalmette, Louisiana, approximately 20 minutes from New Orleans, will cruise Bayou Bienvenue. It is anticipated that the Louisiana Project's principal market will be the area within 50 miles of Chalmette, which includes New Orleans (with a population of approximately 1,500,000). The Louisiana Division is empowered to issue up to 15 licenses to conduct riverboat gaming activities, and no more than six licenses may be granted to riverboat casinos operating in any one parish. As of March 31, 1995, the Louisiana Division had issued 15 licenses for riverboat casinos. Of the 15 licenses, seven are in the New Orleans area, four in the City of New Orleans, one in Harvey (approximately eight miles from the Louisiana Joint Venture site) and one is for a riverboat casino in Luling/St. Rose (approximately 30 miles from the Louisiana Joint Venture site), one in Kenner (approximately 30 miles from the Louisiana Joint Venture site), and the Louisiana Venture in Chalmette. In addition, Harrah's Jazz Company is developing a major land-based casino in downtown New Orleans, which is planning to open its temporary facility in May 1995. As of March 31, 1995, 18 gaming licenses had been granted for the operation of dockside casinos on the Mississippi Gulf Coast, which is approximately 60 miles from Chalmette and may draw customers from the same markets as the Louisiana Project. There is no limit on the number of licenses that can be granted to operate casinos in Mississippi.

     Pursuant to the terms of the Amended and Restated Operating Agreement between AEC and a wholly-owned subsidiary of the Company (the "Louisiana Agreement"), each of the Company and AEC is obligated to make capital contributions to the Louisiana Joint Venture. AEC will contribute to the Louisiana Joint Venture a portion of the land on which the Louisiana Project will be located (at an agreed value of $5 million) and certain other property with an agreed value of $15 million. The Company will make its $20 million contribution in cash, of which $13.7 million had been funded as of January 31, 1995. In addition, the Company will lend the Louisiana Project any amount which cannot be financed by a third party. The costs and the specifics of the design and funding have yet to be finalized. Any loans made by the Company will bear interest at the rate of 10% per annum and will be amortized over five years. In addition, the Company has made a $10 million loan to AEC which bears interest at 1% over the prime rate and is payable in annual installments equal to the greater of (i) interest only payments commencing November 1, 1995 or (ii) the amount of "Net Available Cash" otherwise payable to AEC pursuant to the Louisiana Agreement. Any remaining balance outstanding will be due November 1, 2001.

     In accordance with the Louisiana Agreement, the Louisiana Joint Venture will enter into a management agreement pursuant to which the Company will manage and operate the Louisiana Project. Under the terms of the management agreement, the Company will be paid a management fee for its services equal to 3-1/2% of the first $100 million in annual gross revenues of the Louisiana Project plus 1-1/2% of any such annual gross revenues in excess of $100 million. The management agreement will also provide for reimbursement of certain expenses incurred by the Company in connection with its management of the Louisiana Project. The Louisiana Agreement also provides that the Louisiana Joint Venture will enter into a consulting agreement with AEC under which AEC will be paid a fee equal to 1% of the first $100 million in annual gross revenues of the Louisiana Project plus 1/2% of any such annual gross revenues in excess of $100 million. The foregoing summaries of the Louisiana Agreement and the related management and consulting agreements are qualified in their entirety by references to the full text of the Louisiana Agreement and forms of such other agreements which are included as Exhibit 10(z) to this Report.

     Bid Proposals
     -------------

     The Company, which participated with its two Windsor venture partners in the submission of a bid proposal to develop a casino project in Michigan City, Indiana, has withdrawn from further participation in the development of a casino project in Michigan City, Indiana.

CURRENT EXPANSION ACTIVITIES
- ----------------------------

     General.  Consistent with past practice and the longstanding policy of
     -------
making substantial investments in its gaming business at regular intervals, the Company continues to actively pursue new projects, either by development or acquisition. New projects may be undertaken in Nevada, where all but one of the Company's wholly-owned operating properties are currently located, or in other jurisdictions within the United States or abroad where gaming has been legalized. Such projects may, like all of the Company's currently operating properties (other than Silver City Casino), be wholly-owned and operated by the Company, or may be developed, owned and/or operated through joint ventures involving the Company and one or more other parties, such as the joint venture projects described above.

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

     Pending Acquisition of the Hacienda.  On March 6, 1995, the Company reached
     -----------------------------------
an agreement to purchase the Hacienda Hotel and Casino in Las Vegas, Nevada for approximately $80 million. The Hacienda is located on 47 acres of land adjacent to Luxor, between I-15 and the Las Vegas Strip, and contains 1,135 rooms and approximately 50,000 square feet of casino space. Subject to receipt of the requisite regulatory approvals, the Company anticipates the acquisition to be completed in the summer or fall of 1995.

     Recent Land Acquisition.  On March 2, 1995, the Company purchased
     -----------------------
approximately 73 acres of undeveloped land at the northwest corner of Russell Road and the Las Vegas Strip, just south of the Hacienda at a cost of approximately $73 million. The land is being held for future development.

     Master Plan.
     -----------

     The Company is developing a master plan for its property on the south end of the Las Vegas Strip, including the Hacienda and the Russell Road land, as well as the existing Excalibur and Luxor resorts. The master plan, as presently contemplated, will encompass several stages of development and will include a series of new and interconnected hotel/casino/entertainment complexes. The timing, cost, design and other specifics of the master plan have yet to be determined.

     Pending Acquisition of Gold Strike Entities
     -------------------------------------------

     The Company has entered into the Gold Strike Agreements, pursuant to which it has agreed, subject to the receipt of applicable regulatory approvals and the satisfaction of certain other conditions, to acquire the Gold Strike Entities, which own the properties and venture interests described below.

     Jean, Nevada Properties
     -----------------------

     General.  Gold Strike Hotel & Gambling Hall ("Gold Strike") and Nevada
     -------
Landing Hotel & Casino ("Nevada Landing") are located in Jean, Nevada on either side of I-15, the primary thoroughfare between Las Vegas and Southern California. Situated 25 miles south of Las Vegas and 12 miles north of the California/Nevada border, Gold Strike and Nevada Landing each is conveniently located at the only highway interchange within 12 miles in either direction and is strategically positioned to attract the large number of people traveling to or from Las Vegas.

     Gold Strike Hotel & Gambling Hall.  Gold Strike, which opened in December
     ---------------------------------
1987, is an "old west" themed casino-hotel located on approximately 21 acres of land on the east side of I-15. The property includes, among other amenities, approximately 37,000 square feet of casino space, 813 hotel rooms, several restaurants, a gift shop, a swimming pool and spa, a banquet center and parking spaces for approximately 1,600 cars.

     Nevada Landing Hotel & Casino. Nevada Landing was built in 1989 and is a
     -----------------------------
turn-of-the-century riverboat themed casino-hotel located on approximately 40 acres of land on the west side of I-15. The property includes approximately 37,000 square feet of casino space, 303 hotel rooms, a Chinese restaurant, a coffee shop, a buffet, a snack bar, a gift shop, a swimming pool and spa, a banquet facility and parking spaces for approximately 1,400 cars.

     Henderson, Nevada Property
     --------------------------

     Railroad Pass Hotel & Casino.  Railroad Pass Hotel & Casino ("Railroad
     ----------------------------
Pass") is situated in Henderson, Nevada. Built on approximately 52 acres, Railroad Pass is located along US-93, the direct route between Las Vegas and Phoenix, Arizona. The casino-hotel includes, among other amenities, approximately 21,000 square feet of casino space, 120 hotel rooms, two bars, two full-service restaurants, an all-you-can-eat buffet, gift shop, swimming pool, a banquet facility and parking spaces for approximately 660 cars. In contrast with the Jean properties, Railroad Pass caters to local residents, particularly from Henderson, who often prefer the informal, friendly atmosphere and easy access of the Railroad Pass casino over those on the Las Vegas Strip.

     Elgin, Illinois Property
     ------------------------

     The Grand Victoria.  The Grand Victoria, which opened on October 6, 1994,
     ------------------
is a stately, Victorian themed riverboat casino and land-based entertainment complex located in Elgin, Illinois, a suburb approximately 40 miles northwest of downtown Chicago. The Grand Victoria is owned and operated by a 50/50 general partnership (the "Elgin Partnership"), between Nevada Landing Partnership, an Illinois general partnership ("Gold Strike-Illinois"), and RBG, L.P., an affiliate of Hyatt Development Corporation. The two-story vessel is 420 feet in length and 110 feet in width, providing up to approximately 80,000 square feet of gaming space, approximately 46,000 of which is currently utilized. An adjacent dockside complex on approximately 12 acres of land overlooking the Fox River contains an approximately 83,000-square-foot pavilion with two movie theaters, a buffet, a fine dining restaurant, a VIP lounge and a gift shop, in addition to ticketing and registration services for the riverboat. There is also both ground level and structured parking for more than 2,000 vehicles. The Grand Victoria is strategically located in Elgin among the residential suburbs of Chicago, with nearby freeway access and direct train service from downtown Chicago. Under its agreements with the City of Elgin, the Elgin Partnership also was granted an option to purchase an additional nine acres of land contiguous to the existing site.

     Las Vegas, Nevada Joint Venture Development
     -------------------------------------------

     Victoria Partners is a 50/50 general partnership between Gold Strike L.V., a Nevada general partnership ("GSLV"), and MRGS Corp., an affiliate of Mirage Resorts, Incorporated ("MRI"). GSLV will become an indirect subsidiary of the Company upon consummation of the Acquisitions. Victoria Partners commenced construction in April 1995 of a 3,000-room gaming mega-resort, tentatively named The Victoria, that will have frontage of nearly 600 feet on the Las Vegas Strip. The project, which will be located on 44 acres of the former "Dunes" golf course between two of the busiest intersections in Las Vegas, will be part of a cluster of new mega-resorts including the MGM Grand, Excalibur and Luxor, and will be situated between Mirage's Beau Rivage and New York-New York, a casino resort being jointly developed by MGM Grand, Inc. and Primadonna Resorts, Inc. The Victoria, which is expected to open in the fall of 1996, is expected to contain approximately 85,000 square feet of casino space and will be themed with turn-of-the-century architecture.

     GSLV is the managing partner of Victoria Partners and, subject to certain exceptions, has sole authority for the design, development, construction and operation of The Victoria. The cost of construction (including preopening expenses, capitalized interest and land acquisition costs) is estimated to be approximately $325 million. Victoria Partners has obtained a $175 million non-recourse construction facility from a consortium of major banks, which, subject to certain conditions, will convert to a permanent reducing revolving loan once The Victoria opens.

COMPETITION
- -----------

     Recognizing that middle class vacationers enjoy gambling, but also vacation with their families, the Company seeks to appeal to this value-oriented market and satisfy the group's diverse entertainment demands by offering exciting entertainment opportunities at reasonable prices. The Company seeks to achieve this objective through its entertainment "megastores", such as the Circus properties in Las Vegas and Reno, Luxor, Excalibur, Colorado Belle and Edgewater, by offering gaming combined with dramatic entertainment concepts and reasonably priced rooms, reasonably priced food and beverage and prompt, courteous service. As of January 31, 1995, the Company was the largest hotel-casino operator in the Las Vegas and Laughlin markets in terms of total square footage of casino space and number of hotel rooms.

     The Company's Las Vegas casino and hotel operations, which are conducted from facilities located along the Las Vegas Strip, currently compete with approximately 25 major hotel-casinos and a number of smaller casinos located on or near the Las Vegas Strip. Such operations also compete with casinos located in downtown Las Vegas, approximately 12 of which offer hotel, food and beverage and entertainment facilities, and several major hotel-casinos located elsewhere in the Las Vegas area. The Company's Las Vegas properties also compete, to a lesser extent, with casino and hotel facilities in other parts of Nevada, including Laughlin, Reno and along I-15 (the principal means of access to Las Vegas from southern California by car) near the California-Nevada state line.

     The casino and hotel capacity continues to increase in the Las Vegas market. During the fourth calendar quarter of 1993, two major new hotel-casinos, including Luxor, opened at the south end of the Las Vegas Strip, and a third such property opened near the center of the Las Vegas Strip. These three properties added significant casino capacity and over 10,500 hotel rooms to the existing Las Vegas market. These openings have shifted the focus of the Las Vegas Strip toward its south end, although at Circus Circus - Las Vegas (which is located at the Strip's northern end) results were not significantly different compared to the prior year. The Company also believes such openings have had a negative impact on Laughlin area properties, including the Colorado Belle and the Edgewater, by drawing visitors from the Laughlin market. This has resulted in increased competition among Laughlin properties for a reduced number of visitors thus contributing to generally lower revenues and profit margins at Laughlin properties, including the Colorado Belle and the Edgewater. Three other major Las Vegas Strip projects have been announced, including The Victoria in which the Company will acquire a 50% interest if the transactions described under "Current Expansion Activities - Pending Acquisition of Gold Strike Entities" are consummated. According to public statements of the developers, the three projects (which will all be situated on contiguous sites near the south end of the Las Vegas Strip between Flamingo Road and Tropicana Avenue) are expected to add approximately 8,000 hotel rooms and significantly increase the casino capacity along the Las Vegas Strip. The Company cannot determine at this time what impact the opening of these projects will have on the Company's operations. For information concerning the Company's pending agreement to acquire certain properties, including the aforementioned 50% interest in a joint venture partnership which is developing one of the three projects, see "Current Expansion Activities - Pending Acquisition of Gold Strike Entities" in this
Item 1.

     Excalibur and Luxor each benefit from walk-in business attributable to the registered guests and casino customers at the other property. While Luxor may attract guests who would otherwise have stayed at other properties of the Company, management believes that the Company's Las Vegas operations, on a consolidated basis, have benefited significantly as a result of the addition of Luxor.

     Circus Circus-Reno competes with approximately 12 major casinos (the majority of which offer hotel rooms) as well as numerous other smaller casinos in the greater Reno area. This property competes to a lesser extent with casino and hotel facilities in other parts of Nevada. Upon the opening of Silver Legacy (which is expected to commence operations in July 1995), Circus Circus-Reno will also compete with that property which is being developed by a joint venture partnership in which a wholly-owned subsidiary of the Company is a 50% participant. See "Joint Venture Participations-Reno, Nevada Joint Venture (50% Participation)" in this Item 1. The Company cannot determine at this time what impact Silver Legacy will have on operations at Circus Circus-Reno.

     In Laughlin, the Colorado Belle and the Edgewater, which together account for approximately 24% of the rooms in Laughlin, compete with eight other Laughlin casinos. They also compete with the hotel-casinos in Las Vegas and those situated on I-15 (the principal highway between Las Vegas and Los Angeles) near the Nevada-California state line, as well as a growing number of casinos on Indian reservations in Laughlin's regional market. While the Colorado Belle and the Edgewater also compete with each other, both properties have consistently maintained occupancy levels of approximately 95% at their hotels and, because the two properties are situated on adjoining sites, the Company believes that each property benefits from walk-in business attributable to the registered guests and casino customers at the other property.

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

     The State of Mississippi legalized casino gaming on the water along the Mississippi River and the Mississippi Gulf Coast in June 1990. Under Mississippi law, 14 counties adjacent to the Mississippi River and the Gulf Coast have been granted the option to authorize gaming, including Tunica County. Circus Circus-Tunica competes with eight other casinos in Tunica County. There is no limit on the number of licenses that may be granted within Mississippi or within any county in Mississippi. The Company believes that Circus Circus-Tunica's principal market is the area within 100 miles of Tunica County. This area includes Memphis, Tennessee (with a population of approximately 1,000,000), Little Rock, Arkansas (with a population of approximately 175,000) and northern Mississippi with a population base of over 250,000. Tunica County is currently the closest legalized gaming jurisdiction to Memphis. Because Circus Circus-Tunica is heavily dependent upon the patronage of Memphis residents and upon tourists and other out-of-state gaming customers coming to Tunica from Memphis, the opening of gaming casinos at locations closer to Memphis could have a material adverse effect on Circus Circus-Tunica's operations. In this regard, De Soto County, the northwesternmost Mississippi county and the nearest to Memphis, by local referendum in November 1992 voted against authorizing gaming activities in the county, but could at any time after October 1996 vote to allow gaming activities. If the proposed merger with the Gold Strike Entities is completed, the Company will acquire an option to purchase land in De Soto County in the event gaming activities are legalized in the county. In addition, the authorization of gaming activities in Arkansas, or Tennessee, which currently has a constitutional restriction on gaming activities, could have a material adverse effect on the Company's Tunica County operations.

     Gaming has expanded dramatically in the United States in recent years.
This growth has been reflected in various forms including riverboats, dockside gaming facilities, Native American gaming ventures, land-based casinos, state-sponsored lotteries, off-track wagering and card parlors. Since 1990, when there were casinos in only three states (excluding casinos on Native American lands), gaming has spread to a number of additional states and still other states are currently considering the legalization of casino gaming in specific geographic areas within their jurisdictions. Casino gaming is currently conducted by numerous Native American tribes throughout the United States and other Native American tribes are either in the process of establishing or are considering the establishment of gaming at additional locations, including sites in California and Arizona. The Company does not believe that gaming, as presently conducted in other states, has had a material adverse impact on its operations. The competitive impact on Nevada gaming establishments, in general, and the Company's operations, in particular, from the continued growth of gaming in jurisdictions outside of Nevada cannot be determined at this time. The Company believes that the introduction of casino gaming in areas close to Nevada, such as California and Arizona, could have an adverse impact on the Company's operations and, depending on the nature, location and extent of such operations, such impact could be material.

REGULATION AND LICENSING
- ------------------------

     Nevada
     ------

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

     Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the Company's voting securities beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company or the Corporate Licensees, the Company (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities including, if necessary, the immediate purchase of said voting securities for cash at fair market value. Additionally, the Clark County Liquor and Gaming Licensing Board has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming licensee.

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

     The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On September 29, 1994, the Nevada Commission granted the Company prior approval to make public offerings for a period of one year, subject to certain conditions (the "Shelf Approval"). The Shelf approval also applies to any affiliated company wholly owned by the Company (an "Affiliate") which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval also includes approval for the Corporate Licensees to guarantee any security issued by, or to hypothecate their assets to secure the payment or performance of any obligations issued by, the Company or an Affiliate in a public offering under the Shelf Registration. However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board and must be renewed annually. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

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

     Mississippi
     -----------

     The Company conducts its Mississippi gaming operations through a Mississippi subsidiary, Circus Circus Mississippi, Inc. ("CCMI"). The ownership and operation of casino gaming facilities in Mississippi are subject to extensive state and local regulation. In order to open and operate Circus Circus-Tunica, the Company was required to register under the Mississippi Gaming Control Act (the "Mississippi Act") and its Mississippi gaming operations are subject to the licensing and regulatory control of the Mississippi Gaming Commission (the "Mississippi Commission") and various local and county regulatory agencies. Effective October 29, 1991, the Mississippi Commission adopted regulations in furtherance of the Mississippi Act (the "regulations"). Changes in the Mississippi Act, the regulations and/or interpretations of the Mississippi Act and the regulations by the Mississippi Commission could have a material adverse effect on gaming operations conducted by the Company in Mississippi.

     The Company is required to submit detailed financial, operating and other reports to the Mississippi Commission. Substantially all loans, leases, sales of securities and similar financing transactions entered into by CCMI must be reported to or approved by the Mississippi Commission. CCMI also is required to periodically submit detailed financial and operating reports to the Mississippi Commission and the Mississippi State Commission and to furnish any other information required thereby.

     Each of the directors, officers and key employees of the Company who are actively and directly engaged in the administration or supervision of gaming in Mississippi, or who have any other significant direct or indirect involvement with the gaming activities of the Company in Mississippi, must be found suitable therefor, and may be required to be licensed, by the Mississippi Commission.
The finding of suitability is comparable to licensing, and both require submission of detailed personal financial information followed by a thorough investigation. In addition, any individual who is found to have a material relationship to, or material involvement with, the Company may be required to be investigated in order to be found suitable or to be licensed as a business associate of the Company. Key employees, controlling persons or others who exercise significant influence upon the management or affairs of the Company may also be deemed to have such a relationship or involvement. There can be no assurance that a person who is subject to a finding of suitability will be found suitable by the Mississippi Commission. An application for licensing may be denied for any cause deemed reasonable by the Mississippi Commission.
Changes in licensed positions must be reported to the Mississippi Commission.
In addition to its authority to deny an application for a license, the Mississippi Commission has jurisdiction to disapprove a change in corporate position. If the Mississippi Commission were to find a director, officer or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company, the Company would have to suspend, dismiss and sever all relationships with such person in order to continue to have any involvement in gaming in Mississippi. The Company would have similar obligations with regard to any person who should refuse to file appropriate applications. Each gaming employee at a Mississippi gaming facility must obtain from the Mississippi Commission a work permit which may be revoked upon the occurrence of certain specified events.

     Mississippi statutes and regulations give the Mississippi Commission the discretion to require a suitability finding with respect to anyone who acquires any security of the Company, regardless of the percentage of ownership. The current policy of the Mississippi Commission is to require anyone acquiring five percent or more of any voting securities of a public or private company to be found suitable. If the owner of voting securities who is required to be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation which the Company may reimburse. The Mississippi Commission has selected those persons it feels were required to be investigated and found suitable and has made the findings of suitability. However, other persons, for the reasons set forth above, may be required to be found suitable.

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

     The Company is required to maintain current equity ownership ledgers in the State of Mississippi which may be examined by the Mississippi Commission at any time. The Company obtained a waiver of this ledger requirement from the Mississippi Commission at its licensing hearing, however, the waiver may be revoked, modified or suspended at any time by the Mississippi Commission in its discretion. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Mississippi Commission. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company also is required to render maximum assistance in determining the identity of such a beneficial owner.

     The Mississippi Act requires that certificates representing equity securities of the Company bear a legend to the general effect that the securities are subject to the Mississippi Act and regulations of the Mississippi Commission. The Company obtained a waiver of this legend requirement from the Mississippi Commission at its licensing hearing, however, this waiver may be revoked, modified or suspended by the Mississippi Commission in its discretion at any time. The Mississippi Commission, through the power to regulate licenses, has the power to impose additional restrictions on the Company and on the holders of the Company's securities at any time.

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

       As long as the Company is licensed to conduct gaming in Mississippi, the Company may not engage in gaming activities in Mississippi while also conducting gaming operations outside of Mississippi without approval of the Mississippi Commission. The Company has been approved in the following jurisdictions; Nevada, Indiana, Louisiana and Ontario, Canada.

     The Company received its Mississippi gaming license on August 18, 1994.
The gaming license is not transferable and must be renewed every two years. The Mississippi Commission in 1994 enacted an infrastructure development regulation which requires that a Mississippi casino invest 25% of its casino costs in infrastructure facilities. Infrastructure facilities are defined in the regulation to include a hotel with at least 250 rooms, theme park, golf course and other similar facilities. The regulation provides that the infrastructure requirement is not satisfied by construction of parking, roads, drainage or other items which a municipality or county would normally construct. The Mississippi Commission in recent relicensure hearings has applied the infrastructure regulation to existing licensed casinos seeking relicensure. The Company anticipates that infrastructure development will be an issue considered by the Mississippi Commission in the Company's relicensure hearing in 1996. There can be no assurance that any renewal application will be approved. Each issuing agency may at any time dissolve, suspend, condition, limit or restrict a license or approval to own equity interests in the Company for any cause deemed reasonable by such agency.

     Substantial fines for each violation of gaming laws or regulations may be levied against the Company in Mississippi. A violation under any gaming license held by the Company may be deemed a violation of its Mississippi license. Suspension or revocation of any of the Company's foregoing gaming licenses or of the approval of the Company would have a material adverse effect upon any business conducted by the Company in Mississippi.

     License fees and taxes, computed in various ways depending on the type of gaming involved, are payable to the State of Mississippi and to the county and cities in which the Company conducts operations in Mississippi. Depending upon the particular fee or tax involved, these fees and taxes are payable either weekly or annually and are based upon (i) the gross gaming revenues received by the casino operation, (ii) the number of slot machines operated by the casino, and (iii) the number of table games operated by the casino. The legal age for gaming in Mississippi is 21.

     Windsor, Ontario, Canada
     ------------------------

     The Company is a shareholder holding one-third of the outstanding shares of WCL, a corporation incorporated under the laws of the Province of Ontario, Canada. WCL has two other shareholders, each holding one-third of the outstanding shares of WCL. Pursuant to a contract with the Ontario Casino Corporation (the "OCC"), a governmental authority established under the Ontario Casino Corporation Act, WCL intends to develop and operate a hotel-casino in Windsor, Ontario on behalf of the OCC and, pending the opening of such property, has been operating an interim casino that opened in May 1994.

     The operation of casino gaming facilities by WCL in Windsor, Ontario, is subject to extensive regulation. The gaming operations of WCL in Ontario are subject to the registration and regulatory control of the Ontario Gaming Control Commission (the "Ontario Commission"), the Registrar of Gaming Control (the "Ontario Registrar") and the Director of Gaming Control (the "Ontario Director") established or appointed under the Ontario Gaming Control Act (the "Ontario Act"). So long as WCL operates a casino in Windsor, it must be registered as a casino operator under the Ontario Act.

     An application for registration or renewal of registration will be denied if there are reasonable grounds to believe that the applicant will not be financially responsible in the conduct of its business or if there are reasonable grounds to believe that it will not act in accordance with the law or with integrity, honesty, or in the public interest. In determining whether registration should be granted or renewed, the Ontario Registrar may have regard to the financial history and past conduct of the applicant, its officers and directors and "interested persons" who have a beneficial interest in, control of, or who have financed the applicant's business or any of its officers' or directors' businesses. The Ontario Registrar is empowered to investigate the character, financial history and competence of WCL or any person who has a beneficial interest in, control of, or who has financed WCL's business, including WCL's shareholders. The Ontario Registrar may also investigate officers or directors of WCL. The applicant for registration or renewal must pay the reasonable costs of such investigations. Each gaming employee at an Ontario gaming facility must be registered as a gaming assistant which registration may be revoked upon the occurrence of certain events.

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

     All suppliers of goods and services to WCL must be registered as a supplier under the Ontario Act and regulations or have been issued a certificate of exemption from the Ontario Registrar.

     All games of chance must be played in accordance with the rules of play prescribed by the regulations and approved in writing by the Ontario Commission.

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

     WCL is required to submit audited financial statements to the Ontario Commission and to keep records prescribed by regulation. WCL must also make available to the OCC all reports, accounts, records and other documents related to the operation of the casino.

     The government can make further regulations under the Ontario Act. Any additions to or changes in the Ontario Act or the regulations thereunder could have a material adverse effect on WCL's gaming operations, and thus the Company's interest therein.

     The sale of alcoholic beverages by WCL at its Ontario establishment is subject to the supervision, control and regulation of the Liquor License Board of Ontario, an Ontario provincial government agency. The failure to obtain or the revocation of a license to sell alcoholic beverages for the casino gaming facilities operated by WCL in Windsor could have a material adverse effect on the operation of such facilities.

     Louisiana
     ---------

     In July 1991, the Louisiana legislature adopted legislation permitting riverboat casino activity on certain rivers and waterways in Louisiana. The legislation granted authority to supervise riverboat gaming activities to the Louisiana Division and to the Louisiana Riverboat Gaming Commission (the "Louisiana Commission"). The Louisiana Division is authorized to investigate applicants and issue licenses, investigate violations of the gaming statutes and conduct continuing reviews of gaming activities generally. The Louisiana Commission is authorized to hear and determine all appeals relative to the granting, suspension, revocation, condition or renewal of licenses, permits and applications; in addition, the Louisiana Commission must establish regulations concerning authorized routes and duration of excursions, minimum levels of insurance and the construction and periodic inspections of riverboat casinos.

     The Louisiana Division is empowered to issue up to 15 licenses to conduct riverboat gaming activities, and no more than six licenses may be granted to riverboat casinos operating in any one parish. As of March 31, 1995, the Louisiana Division had issued 15 licenses for riverboat casinos. Of the 15 licenses, seven are in the New Orleans area, four in the City of New Orleans, one in Harvey (approximately eight miles from the Louisiana Joint Venture site) and one is for a riverboat casino in Luling/St. Rose (approximately 30 miles from the Louisiana Joint Venture site), one in Kenner (approximately 30 miles from the Louisiana Joint Venture site), and the Louisiana Venture in Chalmette.

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

     The Louisiana gaming law specifies certain restrictions and conditions relating to the operation of a riverboat casino, including the following: (i) gaming is not permitted while a riverboat casino is docked, except for 45 minutes between excursions and during times when dangerous weather or water conditions exist, and an excursion would be unsafe; (ii) each excursion may not be less than three hours nor more than eight hours in duration, subject to specified exceptions; (iii) gaming devices, equipment and supplies may only be purchased or leased from permitted suppliers; (iv) gaming may only take place in the designated gaming area while the riverboat casino is upon a designated river or waterway; (v) gaming equipment may not be possessed, maintained or exhibited by any person on a riverboat except in the specifically designated gaming area, or a secure area used for inspection, repair or storage of such equipment; (vi) wagers may be received only from a person present on a licensed riverboat casino; (vii) persons under 21 are not permitted in designated gaming areas;
(viii) except for slot machine play, wagers may be made only with tokens, chips or electronic cards purchased from the licensee aboard a riverboat; (ix) licensees may only use docking facilities and routes for which they are licensed and may only board and discharge passengers at the riverboat casino's licensed berth; (x) licenses must have adequate protection and indemnity insurance; (xi) licensees must have all necessary federal and state licenses, certificates and other regulatory approvals prior to operating a riverboat casino; and (xii) gaming may only be conducted in accordance with the terms of the license and the rules and regulations adopted by the Louisiana Division and the Louisiana Commission.

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

     Fees for conducting gaming activities on a Louisiana riverboat casino include (i) $50,000 for the first year after a license is issued and $100,000 per year thereafter plus (ii) 18-1/2% of net gaming proceeds. In addition, the local governing authority may levy a per excursion admission fee of up to $2.50 per passenger boarding or embarking on a gaming riverboat.

     In July 1991, Louisiana also authorized operation of video poker machines at various types of facilities in the state, including bars, truckstops and racetracks.

     Illinois
     --------

     If the Company's acquisition of the Gold Strike Entities is consummated, the Company will become subject to the jurisdiction of the Illinois gaming authorities as a result of its acquisition of a 50% interest in The Grand Victoria riverboat casino and gaming complex based in Elgin, Illinois.

     In 1990, the Riverboat Gambling Act (the "Illinois Act") was enacted by the State of Illinois. The Illinois Act authorizes the five-member Illinois Gaming Board (the "Illinois Board") to issue up to ten owners licenses on navigable streams within or forming a boundary of the State of Illinois except for Lake Michigan and any waterway in Cook County, which includes Chicago. The Illinois Act strictly regulates the facilities, persons, associations and practices related to gaming operations pursuant to the police powers of the State of Illinois, including comprehensive law enforcement supervision. The Illinois Act grants the Illinois Board specific powers and duties, and all other powers necessary and proper to fully and effectively execute the Illinois Act for the purpose of administering, regulating and enforcing the system of riverboat gaming. The Illinois Board's jurisdiction extends to every person, association, corporation, partnership and trust involved in riverboat gaming operations in the State of Illinois.

     The Illinois Act requires the owner of a riverboat gaming operation to hold an owner's license issued by the Illinois Board. Each owner's license permits the holder to own up to two riverboats, however, gaming participants are limited to 1,200 for any owner's license. A licensed owner may hold up to 10% of a second riverboat gaming operation in Illinois.

     The Illinois Act restricts the granting of certain of the ten owners' licenses by location. Four are for operators docking at sites on the Mississippi River, one is for an operator docking at a site on the Illinois River south of Marshall County and one is for an operator docking at a site on the Des Plaines River in Will County. The remaining four owner's licenses are not restricted as to location. In addition to the ten owner's licenses which may be authorized under the Illinois Act, the Illinois Board may issue special event licenses allowing persons who are not otherwise licensed to conduct riverboat gaming to conduct such gaming on a specified date or series of dates. Riverboat gaming under such a license may take place on a riverboat not normally used for riverboat gaming.

     A gaming license issued to the Company will be valid for an initial period of three years and must be renewed annually thereafter. An owner's license is eligible for renewal upon payment of the applicable fee and a determination by the Illinois Board that the licensee continues to meet all of the requirements of the Illinois Act. An ownership interest in an owner's license, or in a business entity other than a publicly held business entity which holds an owner's license, may not be (i) transferred or (ii) pledged as collateral without the approval of the Illinois Board. The Illinois Board also requires that employees of a gaming operator and vendors of gaming supplies and equipment be licensed.

     The Illinois Act does not limit the maximum bet or per patron loss. Licensees, however, may set any maximum or minimum limits on wagering under the Illinois Act. No person under the age of 21 is permitted to wager.

     An admission tax is imposed on the owner of a riverboat operation at a rate of $2 per person admitted. Additionally, a wagering tax is imposed on the adjusted gross receipts, as defined in the Illinois Act, of a riverboat operation at the rate of 20%. The licensee is required to wire the wagering tax payment to the Illinois Board daily.

     Under the Illinois Act, there is a four-hour maximum period during which gaming may be conducted during a gaming excursion. Gaming is deemed to commence when the first passenger boards a riverboat for an excursion and may continue while other passengers are boarding for a period not to exceed 30 minutes. A gaming excursion is deemed to have started upon the commencement of gaming. Gaming may continue for a period not to exceed 30 minutes after the gangplank or its equivalent is lowered. During this 30-minute period of egress, new passengers may not board a riverboat. Special event extended cruises may be authorized by the Illinois Board.

     If a riverboat captain reasonably determines that either it is unsafe to transport passengers on the waterway due to inclement weather or the riverboat has been rendered temporarily inoperable by mechanical or structural difficulties or river icing, the riverboat shall either not leave the dock or immediately return to it. If a riverboat captain reasonably determines for reasons of safety that although seaworthy, the riverboat should not leave the dock or should return immediately thereto, due to either of the above conditions, a gaming excursion may commence or continue while the gangplank or its equivalent is raised and remains raised, in which event the riverboat is not considered docked. If, due to either of the above conditions, a gaming excursion must commence or continue with the gangplank or its equivalent raised, and the riverboat does not leave the dock, ingress is prohibited until the completion of the excursion.

     After consultation with the U.S. Army Corps of Engineers, the Illinois Board may establish binding emergency orders upon the concurrence of a majority regarding the navigability of rivers in the event of extreme weather conditions, acts of God or their extreme circumstances.

     The Illinois Board is authorized to conduct investigations into the conduct of gaming as it may deem necessary and proper and into alleged violations of the Illinois Act and the Illinois Board rules. Employees and agents of the Illinois Gaming Board have access to and may inspect any facilities relating to the riverboat gaming operations at all times.

     A holder of any license is subject to imposition of fines, suspension or revocation of such license, or other action for any act or failure to act by himself or his agents or employees, that is injurious to the public health, safety, morals, good order and general welfare of the people of the State of Illinois, or that would discredit or tend to discredit the Illinois gaming industry or the State of Illinois. Any riverboat operations not conducted in compliance with the Illinois Act may constitute an illegal gaming place and consequently may be subject to criminal penalties, which penalties include possible seizure, confiscation and destruction of illegal gaming devices and seizure and sale of riverboats and dock facilities to pay any unsatisfied judgment that may be recovered and any unsatisfied fine that may be levied. The Illinois Act also provides for civil penalties, equal to the amount of gross receipts derived from wagering on the gaming, whether unauthorized or authorized, conducted on the day of any violation. The Illinois Board may revoke or suspend licenses, as the Illinois Board may see fit and in compliance with applicable laws of the State of Illinois regarding administrative procedures and may suspend an owner's license, without notice or hearing, upon a determination that the safety or health of patrons or employees is jeopardized by continuing a riverboat's operation. The suspension may remain in effect until the Illinois Board determines that the cause for suspension has been abated and it may revoke the owner's license upon a determination that the owner has not made satisfactory progress toward abating the hazard.

     The Illinois Board requires that a "Key Person" of an owner, operator or licensee be investigated and approved by the Illinois Board. Any person directly or indirectly holding a legal or beneficial interest of 5% or more of an applicant is deemed to be a "Key Person," as are officers, directors, trustees, partners, proprietors and managing agents of a gaming enterprise. Furthermore, each applicant for an owner's license must disclose the identity of every person, association, trust or corporation having a greater than 1% direct or indirect pecuniary interest in the riverboat gaming operation with respect to which the license is sought. The Illinois Board may also require an applicant to disclose any other principal or investor and require the investigation and approval of such individuals.

     The Illinois Board (unless the investor qualifies as an institutional investor) requires a Personal Disclosure Form from any person or entity who or which, individually or in association with others, acquires directly or indirectly, beneficial ownership of more than 5% of any class of voting securities or non-voting securities convertible into voting securities of a publicly traded corporation which holds an ownership interest in the holder of an owner's license. If the Illinois Board denies an application for such a transfer and if no hearing is requested, the applicant for the transfer of ownership must promptly divest those shares in the publicly traded parent corporation. The holder of an owner's license would not be able to distribute profits to a publicly traded parent corporation until such shares have been divested. If a hearing is requested, the shares need not be divested and profits may be distributed to a publicly-held parent corporation pending the issuance of a final order from the Illinois Gaming Board.

     If the Illinois Board does not approve of a holder of any of the Common Stock, the Company's Bylaws provide that the Company shall have the right to purchase the Common Stock under procedures similar to the purchase provisions applicable to Disqualified Holders under the Casino Act.

     The Illinois Board may waive any licensing requirement or procedure provided by rule if it determines that such waiver is in the best interests of the public and the gaming industry.

     Uncertainty exists regarding the Illinois gambling regulatory environment due to limited experience in interpreting the Illinois Act.

     From time to time, various proposals have been introduced in the Illinois legislature that, if enacted, would affect the taxation, regulation, operation or other aspects of the gaming industry or the Company. Some of this legislation, if enacted, could adversely affect the gaming industry or the Company. No assurance can be given whether such or similar legislation will be enacted.

     Applicants for and holders of an owner's license are required to obtain formal approval from the Illinois Board for changes in the following areas: (i) Key Persons, (ii) type of entity, (iii) equity and debt capitalization of the entity, (iv) investors and/or debt holders, (v) source of funds, (vi) applicant's economic development plan, (vii) riverboat capacity or significant design change, (viii) gaming positions, (ix) anticipated economic impact, or (x) pro forma budgets and financial statements.

     A holder of an owner's license is allowed to make distributions to its stockholders only to the extent that such distribution would not impair the financial viability of the gaming operation. Factors to be considered by the licensee will include but not be limited to the following: (i) working capital requirements, (ii) debt service requirements, (iii) requirements for repairs and maintenance, and (iv) capital expenditure requirements.

     Other Jurisdictions
     -------------------

     As a result of the Company's efforts to expand its operations into new jurisdictions, the Company is likely to become subject to comprehensive gaming and other regulations in each such jurisdiction into which its operations are expanded. Such regulations may be similar to, and could be more restrictive than, those currently applicable to the Company, its officers, directors or employees or persons associated with the Company.

EMPLOYEES AND LABOR RELATIONS
- -----------------------------

     At January 31, 1995, the Company employed approximately 18,000 persons. Approximately 41% of the Company's employees at January 31, 1995 were employed pursuant to the terms of collective bargaining agreements. Management considers its labor relations to be satisfactory. A work stoppage has not been experienced at a Company-owned property since an industry-wide strike in 1975. In Windsor, Ontario, the interim casino being operated by a corporation in which the Company owns a 33-1/3% interest was closed by a three-week long strike in March 1995, but has settled this labor dispute and has reopened the casino.

     Certain states in which gaming recently has been legalized have established community commitment and similar laws which require that a specified percentage of employees of gaming ventures be residents of the state in which the gaming venture is located. These laws could affect the ability of the Company to attract and retain qualified employees for gaming operations conducted by the Company or joint ventures in which it participates outside Nevada.

ITEM 2.  PROPERTIES.
- ------   ----------

       Circus Circus-Las Vegas.  The Company owns approximately 69 acres of land
       -----------------------
with 375 feet of frontage on the Las Vegas Strip (the "Circus Circus-Las Vegas Site") and the related improvements. As of January 31, 1995, neither the Circus Circus-Las Vegas Site nor any of the improvements situated thereon was subject to any encumbrance securing the repayment of indebtedness. For additional information concerning Circus Circus-Las Vegas, see "Description of the Company's Operating Hotels and Casinos -- Las Vegas, Nevada -- Circus Circus-Las Vegas" in Item 1 of this Report.

       Luxor and Excalibur.  The Company owns a 117-acre parcel on the southwest
       -------------------
corner of the intersection of the Las Vegas Strip and Tropicana Avenue, with approximately 2,400 feet of frontage on the Las Vegas Strip (the "Luxor-Excalibur Site") and the related improvements. Luxor is situated on the southern portion of the Luxor-Excalibur Site, and Excalibur is situated on the northern portion of such site. As of January 31, 1995, neither the Luxor-Excalibur Site nor any of the improvements situated thereon was subject to any encumbrance securing the repayment of indebtedness. For additional information concerning Luxor and Excalibur, see "Description of the Company's Operating Hotels and Casinos -- Las Vegas, Nevada -- Luxor" and "-- Excalibur" in Item 1 of this Report.

       Circus Circus-Reno.  Circus Circus-Reno is situated on a two-block area
       ------------------
in downtown Reno (the "Circus Circus-Reno Site"), of which approximately 80% is owned by the Company and the remainder is held under three separate leases, two of which expire in 2032 and 2033. The Company owns the remainder interest in the parcel subject to the third lease pursuant to which the Company is obligated to pay rent for the lifetime of the landlord. As of January 31, 1995, neither the portion of the Circus Circus-Reno Site owned by the Company nor any of the improvements situated thereon was subject to any encumbrance securing the repayment of indebtedness. For additional information concerning Circus Circus-Reno, see "Description of the Company's Operating Hotels and Casinos -- Reno, Nevada -- Circus Circus-Reno" in Item 1 of this Report.

       Colorado Belle.  The Company owns approximately 22 acres on the bank of
       --------------
the Colorado River in Laughlin, Nevada (the "Colorado Belle Site"), and the related improvements. As of January 31, 1995, neither the Colorado Belle Site nor any of the improvements situated thereon was subject to any encumbrance securing the repayment of indebtedness. For additional information concerning the Colorado Belle Hotel and Casino, see "Description of the Company's Operating Hotels and Casinos -- Laughlin, Nevada -- the Colorado Belle" in Item 1 of this Report.

       Edgewater Hotel and Casino.  Adjacent to the Colorado Belle Site, the
       --------------------------
Company owns approximately 16 acres on the bank of the Colorado River in Laughlin, Nevada (the "Edgewater Site"), and the related improvements. As of January 31, 1995, neither the Edgewater Site nor any of the improvements situated thereon was subject to any encumbrance securing the repayment of indebtedness. For additional information concerning the Edgewater Hotel and Casino, see "Description of the Company's Operating Hotels and Casinos -- Laughlin, Nevada -- the Edgewater" in Item 1 of this Report.

       Circus Circus-Tunica.  The Company owns approximately 24 acres in Tunica
       --------------------
County, Mississippi and the related improvements (the "Circus Circus-Tunica Site") and an undivided 50% interest in an additional 388 acres jointly owned by the Company and another gaming company adjacent to the Tunica Site (the "Tunica Jointly Owned Area"). As of January 31, 1995, neither the Tunica Site nor the Company's interest in the Tunica Jointly Owned Area was subject to any encumbrance securing the repayment of indebtedness. For additional information concerning Circus Circus-Tunica, see "Description of the Company's Operating Hotels and Casinos -- Tunica County, Mississippi -- Circus Circus-Tunica" in Item 1 of this Report.

       Other Properties
       ----------------

     Slots-A-Fun is situated on a 30,000 square foot parcel owned by the Company and has approximately 100 feet of frontage on the Las Vegas Strip. The land, building and other improvements were not subject to any encumbrance securing indebtedness at January 31, 1995.

     The Company operates the Silver City Casino in Las Vegas under a lease which expires in October 1999. The Company currently pays a base rent of $129,982 per month. The base rent is subject to annual increases, calculated by using a specified index with a cap based on a specified percentage of annual revenues. Under the terms of the lease, the landlord or the landlord's assignee is entitled to participate in the profits to the extent of 50% of defined income from the operation of the Silver City Casino. There was no participation rent due for the years ended January 31, 1993, 1994 or 1995.

     The Company owns approximately 73 acres of unimproved land located immediately south of the approximately 47-acre site of the Hacienda Hotel and Casino (which the Company has an agreement to purchase, subject to its receipt of certain regulatory approvals). The 73-acre site, which was acquired in March 1995 for $73 million, is not, as of the date of this Report, subject to any encumbrance securing indebtedness.

     The Company owns approximately 15 acres of land across the Las Vegas Strip from Luxor. The land, which was not subject to any encumbrance securing indebtedness as of January 31, 1995, is utilized as parking lot for employees at Luxor and Excalibur.

     The Company also owns or leases, or has options and/or agreements to purchase or lease, certain other improved and unimproved properties which are not deemed to be material to the Company.

JOINT VENTURE INTERESTS
- -----------------------
     Reference is made to "Joint Venture Participations" in Item 1 of the Report for a discussion of (i) a casino and entertainment complex being constructed in Reno, Nevada by a general partnership (the "Reno Partnership") in which the Company is a 50% participant (the "Reno Venture Property") and (ii) a 26-acre parcel in Chalmette, Louisiana which is the site of a riverboat gaming facility being developed by a limited liability company (the "Chalmette LLC") in which the Company owns a 50% interest (the "Chalmette Property"). As of January 31, 1995, neither the Reno Venture Property (which is owned by the Reno Partnership) nor the Chalmette Property (which is owned by the Chalmette LLC) was subject to any encumbrance securing the repayment of indebtedness.

ITEM 3.   LEGAL PROCEEDINGS.
- ------    -----------------

     On April 26, 1994, a lawsuit requesting class certification, was filed in the United States District Court for the Middle District of Florida against 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company and most of the other major hotel-casino companies. On May 10, 1994, a lawsuit requesting class certification alleging substantially identical claims was filed by another plaintiff in the same court against 48 defendants, including the Company. The two lawsuits have been consolidated into a single action and transferred to the United States District Court for the District of Nevada. The consolidated case alleges that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce persons to play video poker and electronic slot machines by collectively misrepresenting how the gaming machines operate, as well as the extent to which there is an opportunity to win. The case alleges violations of the Racketeer Influenced and Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seeks unspecified compensatory and punitive damages. The Company and other defendants have moved to dismiss the complaint for failure to state a claim. No hearing has been set on this motion. Management believes that the claims are without merit and intends to defend the case vigorously.

     On July 26, 1994, 7547 Partners, a Florida partnership and alleged stockholder of the Company, filed a self-described class action complaint in the District Court, Clark County, Nevada (the "Court") purportedly on behalf of the Company's stockholders against the Company and each of its directors. On August 10, 1994, Harry Dines, also claiming to be a stockholder, filed a substantively identical complaint with the Court. The two actions were subsequently consolidated by the plaintiffs in a self-described consolidated amended class action and derivative complaint (the "amended complaint") which was filed in the Court on October 19, 1994. The amended complaint alleges substantively identical class action claims as those pleaded in the earlier complaints and also purports to bring a derivative action on behalf of the Company against the directors. The amended complaint alleges that the individual defendants breached their fiduciary and other common law duties and wasted corporate assets in connection with supposed "indications of interest for the Company" by, among other things, adopting the Rights Agreement (the "Rights Agreement") described in the Company's Form 8-K report filed with the Securities and Exchange Commission on July 14, 1994, and failing to initiate an auction for the sale of the Company. The amended complaint requests declaratory and injunctive relief enjoining the implementation of the Rights Agreement and ordering the directors "to create an active auction of the Company." The amended complaint also requests damages in unspecified amounts.

     On November 9, 1994, the Company and the directors filed two motions to dismiss the amended complaint and, as to the purported derivative claims, a request in the alternative for an order requiring the plaintiffs to furnish a bond as security for the expenses incurred by the Company. On January 23, 1995, the Court issued an order dismissing plaintiffs' claims that the directors breached their fiduciary duties by failing to auction or sell the Company. The Court denied the motion to dismiss the plaintiffs' claims challenging the adoption of the Rights Agreement, but ruled that the Company and the directors could file a motion for summary judgment on this issue, including a request for attorney's fees, at their convenience. The Court deferred ruling on the Company's and the directors' request for a bond until it has ruled on their motion for summary judgment. Management believes that the remaining claims in the amended complaint are without merit and is defending against them vigorously.

     On March 5, 1995, the Company and William G. Bennett, the Company's former Chairman of the Board and Chief Executive Officer, entered into a Settlement Agreement (the "Settlement Agreement") for the purpose of settling a lawsuit filed by the Company in the Court on January 17, 1995. The complaint had sought injunctive relief as well as damages alleged to have been incurred as a result of Mr. Bennett's alleged breach of his fiduciary duty to the Company by entering into an agreement (the "Hacienda Agreement") to purchase the Hacienda Hotel & Casino, an alleged corporate opportunity of the Company. Pursuant to the Settlement Agreement, Mr. Bennett assigned to the Company all of his right, title and interest in the Hacienda Agreement and resigned from his position as a director of the Company, and an order of dismissal of the suit with prejudice was entered in the Court on March 7, 1995. Pursuant to the Settlement Agreement, the Company also deposited the sum of $5,000,000 with the escrow agent under the Hacienda Agreement to permit the reimbursement of Mr. Bennett for his original downpayment of such amount. The Settlement Agreement included the Company's disclaimer of any interest in purchasing any other property that Mr. Bennett may subsequently acquire. It also included the Company's agreement to commence negotiation with Mr. Bennett's representative within ten days to determine whether suitable terms could be reached regarding the Company's filing of a registration statement to facilitate Mr. Bennett's sale of his Common Stock. As of the date hereof, agreement on such terms has not been reached. On April 27, 1995, Mr. Bennett consummated the sale of 6,000,000 shares (representing approximately 94% of the shares he beneficially owned as of April 24, 1995) pursuant to Rule 144 under the Securities Act of 1933.

     The Company is a defendant in various pending litigation. In management's opinion, the ultimate outcome of such litigation will not have a material adverse effect on the results of operations or the financial position of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
- ------    ---------------------------------------------------

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended January 31, 1995.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
- ------    ---------------------------------------------------------------------

     Price Range of Common Stock.  The Company's Common Stock is listed on the
     ---------------------------
New York Stock Exchange and on the Pacific Stock Exchange. The following table sets forth for the fiscal quarter periods shown the low and high sale prices for the Common Stock on the New York Stock Exchange, as adjusted to give retroactive effect to a three-for-two stock split effective July 9, 1993.

     Fiscal 1994                         Low      High
     -----------                         ---      ----

     First Quarter......................$27.58   $37.33
     Second Quarter..................... 30.67    41.50

     Third Quarter...................... 35.38    49.75
     Fourth Quarter..................... 31.25    40.75


     Fiscal 1995                         Low         High
     -----------                         ---         ----

     First Quarter......................$26.13      $39.38
     Second Quarter..................... 20.50       31.75
     Third Quarter...................... 20.50       26.63
     Fourth Quarter..................... 19.75       27.13

     On April 17, 1995 there were 5,111 holders of record of the Common Stock of the Company.

       Dividend Policy.  The Company does not currently pay a cash dividend, nor
       ---------------
is one contemplated in the foreseeable future. The Company believes that currently its stockholders are best served by a policy of reinvestment in new projects. The Company has a policy of periodic share repurchase, as cash flows, borrowing capacity and market conditions warrant.

ITEM 6.   SELECTED FINANCIAL DATA.
- ------    -----------------------

(In thousands, except per share amounts)

                                                      Year ended January 31,
                                 -----------------------------------------------------------------
                                    1995         1994        1993       1992       1991
                                 ----------   ----------   --------   --------   --------
Operating Results(1):
- ---------------------
Revenues(2)                      $1,170,182   $  963,470   $850,941   $813,564   $695,677
Operating profit before
 corporate expense(3)               280,792      234,311    220,435    213,097    180,697
Pretax income                       214,490      182,608    183,313    157,004    115,858
Net income before
 non-recurring items(3)             138,244      126,918    120,983    103,348     83,669
Net income                          136,286      116,189    117,322    103,348     76,292
Earnings per share before
 non-recurring items (3)(4)           $1.61        $1.46      $1.41      $1.23      $1.01
Earnings per share(4)                 $1.59        $1.34      $1.37      $1.23      $0.93

Balance Sheet Data:
- -------------------
Total assets                     $1,507,085   $1,297,924   $950,458   $783,071   $792,479
Long-term debt                      632,652      567,345    308,092    337,680    496,750
Stockholders' equity                686,124      559,950    490,009    326,196    184,843

(1) Circus Circus-Tunica opened in August 1994, Luxor opened in October 1993 and Excalibur opened in June 1990.

(2)  Revenues are net of complimentary allowances.

(3) These amounts are before extraordinary items and one-time charges in fiscal year 1995 for Circus Circus-Tunica preopening expenses of $3,012, in fiscal 1994 for Luxor and Grand Slam Canyon preopening expenses of $16,506 and in fiscal 1991 for Excalibur preopening expenses of $11,177. In fiscal 1993, the Company experienced an extraordinary loss of $3,661, net of income tax benefit of $1,885, on the early retirement of $100,000 principal amount of the Company's 10-1/8% Senior Subordinated Notes due April 1997.

(4) Earnings per share are based on shares outstanding adjusted for a two-for-one stock split effective July 12, 1991 and a three-for-two stock split effective July 9, 1993.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- ------    ------------------------------------------------- -------------
          RESULTS OF OPERATIONS.
          ---------------------

     Incorporated herein by reference are pages 19 through 24 of the Company's Annual Report to Stockholders for the fiscal year ended January 31, 1995 (the "1995 Annual Report"), which pages are included as part of Exhibit 13 to this Report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
- ------    -------------------------------------------

     Incorporated herein by reference are pages 25 through 38 of the 1995 Annual Report, which pages are included as part of Exhibit 13 to this Report.

              SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Year Ended January 31, 1995

(In thousands, except per share amounts)

                                                1st        2nd        3rd        4th
                                              Quarter    Quarter    Quarter    Quarter      Total
                                              ------------------------------------------------------
Revenue                                       $284,901   $299,895   $306,613   $278,773   $1,170,182
Income from operations                          61,080     68,225     68,214     58,488      256,007
Income before income tax                        50,455     57,535     57,714     48,786      214,490
Net income                                      32,291     36,548     36,596     30,851      136,286
Earnings per share*                              $0.38      $0.43      $0.43      $0.36        $1.59

Year Ended January 31, 1994
(In thousands, except per share amounts)

                                                1st        2nd        3rd        4th
                                              Quarter    Quarter    Quarter    Quarter       Total
                                              ------------------------------------------------------
Revenue                                       $211,655   $230,277   $246,427   $275,111     $963,470
Income from operations                          51,772     58,287     39,736     51,266      201,061
Income before income tax                        49,665     56,610     35,318     41,015      182,608
Net income                                      32,779     37,363     20,522     25,525      116,189
Earnings per share*                              $0.38      $0.43      $0.24      $0.30        $1.34

* Earnings per share information has been adjusted to reflect a 3-for-2 stock split effective July 1993.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- ------    ---------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          --------------------

     Not applicable.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
- -------   --------------------------------------------------

     The information beginning immediately following the caption "Election of Directors" to, but not including, the caption "Management Remuneration" in the Company's Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year ended January 31, 1995 and forwarded to stockholders prior to the Company's 1995 Annual Meeting of stockholders (the "1995 Proxy Statement") is incorporated herein by reference.

     Based solely on (i) a review of certain reports furnished to the Company pursuant to the Securities Exchange Act of 1934 and (ii) the written representations of the Company's executive officers and directors, the Company believes that all reports required to be filed pursuant to such Act with respect to transactions in the Company's Common Stock during the fiscal year ended January 31, 1995 were filed on a timely basis, except for one transaction by Kurt D. Sullivan which was not reported timely on a Form 4 and, with respect to which, no Form 5 was filed.

ITEM 11.  EXECUTIVE COMPENSATION.
- -------   ----------------------

     The information in the 1995 Proxy Statement beginning immediately following the caption "Management Remuneration" to, but not including, the subcaption "Employment Agreements" under the caption "Management Remuneration" and the additional information beginning immediately following the subcaption "Agreement Relating to Resignation of Officer" under the caption "Management Remuneration" to, but not including, the caption "Report of the Compensation and Stock Option Committees on Executive Compensation", is incorporated herein by reference.

EMPLOYMENT AGREEMENTS

     Currently, the Company has no employment agreements with any of its executive officers. If the Company acquires the Gold Strike Entities (as defined) pursuant to the terms of the Gold Strike Agreements (as defined), discussed under "General" in Item 1 of this Report, it is obligated to enter into employment agreements with certain of its executive officers, including Clyde T. Turner, Kurt D. Sullivan, Daniel N. Copp and Mike Sloan, and the following Gold Strike executives who would become executive officers of the
Company: Michael S. Ensign, William A. Richardson, Glenn W. Schaeffer, Antonio
C. Alamo and Gregg H. Solomon.

     Each employment agreement will provide for an initial base salary (in the cases of Messrs. Turner, Ensign, Richardson and Schaeffer, with a mandatory increase of 5% per year during the term of the agreement) plus any discretionary increases as may be determined by the Board of Directors. In addition, each agreement will provide for the employee's eligibility to receive an annual bonus under a bonus plan to be established by the Company for its senior executive officers that provides for the payment of bonus compensation based upon financial or other performance criteria and which is intended to conform to the requirements that apply to "qualified performance based compensation" under Section 162(m) of the Internal Revenue Code of 1986, as amended. Each agreement will further provide that the targeted annual bonus shall not be less than 100% of the employee's then current base salary.

     Under the terms of Mr. Turner's employment agreement, he will be employed as the Company's Chairman of the Board and Chief Executive Officer for an initial term of three years with subsequent automatic three-year renewal terms subject to early termination by either Mr. Turner or the Company with six months' notice prior to renewal. Mr. Turner's employment agreement will provide for an initial base salary and an initial annual target bonus in the amount of $800,000 each.

    Under the terms of Mr. Ensign's employment agreement, he will be employed as the Company's Vice Chairman of the Board and Chief Operating Officer for an initial term of three years with subsequent one-year renewal terms, subject to early termination by either Mr. Ensign or the Company with six months' notice prior to renewal. Mr. Ensign's employment agreement will provide for an initial base salary and an initial annual target bonus in the amount of $625,000 each. Mr. Ensign, 57, is presently acting in a chief executive capacity for the Gold Strike Entities and has been involved in their management and operations since 1977. Previously, Mr. Ensign was employed by the Company for a period of 10 years and held the position of Chief Operating Officer at the time of his departure from the Company in 1984 to devote his full time to the Gold Strike Entities.

     Under the terms of Mr. Richardson's employment agreement, he will be employed as the Company's Executive Vice President--Construction for an initial term of three years with subsequent one-year renewal terms, subject to early termination by either Mr. Richardson or the Company with six months' notice prior to renewal. Mr. Richardson's employment agreement will provide for an initial base salary and an initial annual target bonus in the amount of $625,000 each. Mr. Richardson, 48, has been involved in an executive capacity in the management and operations of the Gold Strike Entities since 1977. Mr. Richardson is presently assisting Mr. Ensign in overseeing the operations of the Gold Strike Entities. Mr. Richardson also supervises all construction projects for the Gold Strike Entities.

     Under the terms of Mr. Schaeffer's employment agreement, he will be employed as the Company's President, Treasurer and Chief Financial Officer for an initial term of three years with subsequent one-year renewal terms, subject to early termination by either Mr. Schaeffer or the Company with six months' notice prior to renewal. Mr. Schaeffer's employment agreement will provide for an initial base salary and an initial annual target bonus in the amount of $600,000 each. Mr. Schaeffer, 41, has been involved in an executive capacity in the management and operations of the Gold Strike Entities since 1993, with responsibility for the strategy, finance and development of the entities. Prior thereto Mr. Schaeffer was President of the Company from July 1991 until February 1993 and Chief Financial Officer and a director of the Company from 1984 until February 1993.

     Under the terms of Mr. Sullivan's employment agreement, he will be employed as the Company's Senior Vice President--Operations for an initial term of three years with subsequent one-year renewal terms, subject to early termination by either Mr. Sullivan or the Company with six months' notice prior to renewal.
Mr. Sullivan's employment agreement will provide for an initial base salary and an initial annual target bonus in the amount of $400,000 each, and 50% of Mr. Sullivan's target bonus will be guaranteed during the first year of the term of his agreement.

     Under the terms of Mr. Alamo's employment agreement, he will be employed as the Company's Senior Vice President--Operations for an initial term of three years with subsequent one-year renewal terms, subject to early termination by either Mr. Alamo or the Company with six months' notice prior to renewal.
Mr. Alamo's employment agreement will provide for an initial base salary and an initial annual target bonus in the amount of $400,000 each. Mr. Alamo, 53, has been most recently involved in the management and operations of the Gold Strike Entities since January 1, 1995. Previously, Mr. Alamo was the Executive Vice President and Chief Operating Officer of MGM Grand Hotel, Casino and Theme Park from July 1994 to December 1994 and its Senior Vice President and General Manager from January 1992 to July 1994. From September 1990 to December 1991, Mr. Alamo was the Senior Vice President and General Manager of the Desert Inn. Prior to that, Mr. Alamo was affiliated with the Gold Strike Entities from January 1989 to August 1990 in the capacities of General Manager for the Gold Strike Hotel & Gambling Hall, the Nevada Landing Hotel & Casino and a third property no longer owned by the Gold Strike Entities. Mr. Alamo was with the Company from its inception in 1974 to 1988, where, among other things, he served as General Manager of Circus Circus--Las Vegas from 1984 to 1988.

     Under the terms of Mr. Copp's employment agreement, he will be employed as the Company's Senior Vice President--Corporate Communications for an initial term of three years with subsequent one-year renewal terms, subject to early termination by either Mr. Copp or the Company with six months' notice prior to renewal. Mr. Copp's employment agreement will provide for an initial base salary and an initial annual target bonus in the amount of $200,000 each, and 50% of Mr. Copp's target bonus will be guaranteed during the first year of the term of his agreement.

     Under the terms of Mr. Solomon's employment agreement, he will be employed as the Company's Senior Vice President--Operations for an initial term of three years with subsequent one-year renewal terms, subject to early termination by either Mr. Solomon or the Company with six months' notice prior to renewal. Mr. Solomon's employment agreement will provide for an initial base salary and an initial annual target bonus in the amount of $400,000 each. Mr. Solomon, 37, has been involved in the management and operations of the Gold Strike Entities since 1983. Among other positions, Mr. Solomon has served as Director of Operations for the Gold Strike Entities, and General Manager of the Gold Strike Hotel & Gambling Hall, since 1992. He served as General Manager of the Nevada Landing Hotel & Casino from January 1991 to March 1992. Previously he served as Director of Slot Operations at such property from October 1985 to January 1991.

     Under the terms of Mr. Sloan's employment agreement, he will be employed by the Company as a Senior Vice President and General Counsel for an initial term of three years with subsequent one-year renewal terms, subject to early termination by either Mr. Sloan or the Company with six months' notice prior to renewal. Mr. Sloan's employment agreement will provide for an initial base salary and an initial annual target bonus in the amount of $300,000 each.

     Additionally, each agreement will provide that upon the termination of employment by the employee upon the occurrence of certain events, including a "Change in Control" or for other "Good Reason" or by the Company without "Cause," as each such term will be defined in the agreement (each, a "Designated Termination") or the Company's failure to consent to any automatic one-year extension of the agreement (or any automatic three-year extension in the case of Mr. Turner's agreement), the Company will be obligated to pay the employee's then-current base salary and targeted bonus (plus any other amounts due to, or for the benefit of, the employee) for the greater of the remainder of the agreement's then-current term or a period of 12 months (or a period of 36 months in the case of Mr. Turner's agreement) and all options to purchase the Company's Common Stock held by the employee will become exercisable immediately, provided, in the case of options held under a 1995 Special Stock Option Plan being submitted to the Company's stockholders for approval at the 1995 annual meeting of stockholders, that such plan has been approved by the Company's stockholders and the Company has acquired the Gold Strike Entities pursuant to the Gold Strike Agreements discussed under "General" in Item 1 of this Report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
- -------   --------------------------------------------------------------

     The information in the 1995 Proxy Statement beginning immediately following the caption "Security Ownership of Certain Beneficial Owners and Management" to and including footnote (14) on page 4 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
- -------   ----------------------------------------------

     The information in the 1995 Proxy Statement beginning immediately following the caption "Certain Transactions" to, but not including, the caption "Information Concerning Committees of the Board of Directors" and the additional information in the 1995 Proxy Statement beginning immediately following the caption "Compensation Committee Interlocks and Insider Participation" to, but not including, the caption "Comparative Stock Price Performance Graph", is incorporated herein by reference.

                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
- -------   ----------------------------------------------------
          ON FORM 8-K.
          -----------

     (a)(1)  Consolidated Financial Statements:

CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

                                                                Page
                                                                ----
             Consolidated Balance Sheets as of January 31,
             1995 and 1994.....................................   *

             Consolidated Statements of Income for the three
             years ended January 31, 1995......................   *

             Consolidated Statements of Cash Flows
             for the three years ended January 31, 1995........   *

             Consolidated Statements of Stockholders' Equity
             for the three years ended January 31, 1995........   *

             Notes to Consolidated Financial Statements........   *

             Report of Independent Public Accountants..........   *

     (a)(2)  Supplemental Financial Statement Schedules

             None

- --------------------
* Refers to page of the Annual Report to Stockholders for the year ended January 31, 1995, a copy of the incorporated portions of which are included as Exhibit 13 to this Report.

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

3(ii).    Restated Bylaws of the Company dated March 19, 1995.

4(a). $250 Million Revolving Loan Agreement, dated as of September 30, 1993, by and among the Company, the Banks named therein and Bank of America National Trust and

          Savings Association, as managing agent for the Banks, and related forms of unsecured Promissory Notes (Incorporated by reference to Exhibit 4(a) to the Company's Current Report on Form 8-K dated September 30, 1993).

4(b). First and Second Amendments to the $250 Million Revolving Loan Agreement, by and among the Company, the Banks named therein and Bank of America National Trust and Savings Association, as managing agent for the Banks. (Incorporated by reference to Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1994).

4(c). Subsidiary Guaranty, dated as of September 30, 1993, by Circus Circus Casinos, Inc., New Castle Corp., Ramparts, Inc., Edgewater Hotel Corporation, Colorado Belle Corp., and Slots-A-Fun, Inc., with respect to the $250 Million Revolving Loan Agreement, in favor of Bank of America National Trust and Savings Association, as managing agent for the Banks (Incorporated by reference to Exhibit 4(b) to the Company's Current Report on Form 8-K dated September 30, 1993).

4(d). Instrument of Joinder, dated April 20, 1995, by Circus Circus Mississippi, Inc., pursuant to the Subsidiary Guaranty dated as of September 30, 1993 by Circus Circus Casinos, Inc., New Castle Corp., Ramparts, Inc. Edgewater Hotel Corporation, Colorado Belle Corp., and Slots-A-Fun, Inc., with respect to the $250 Million Revolving Loan Agreement, in favor of Bank of America National Trust and Savings Association, as managing agent for the Banks.

4(e). Instrument of Joinder, dated April 20, 1995, by Galleon, Inc., pursuant to the Subsidiary Guaranty dated as of September 30, 1993 by Circus Circus Casinos, Inc., New Castle Corp., Ramparts, Inc. Edgewater Hotel Corporation, Colorado Belle Corp., and Slots-A-Fun, Inc., with respect to the $250 Million Revolving Loan Agreement, in favor of Bank of America National Trust and Savings Association, as managing agent for the Banks.

4(f). Instrument of Joinder, dated April 20, 1995, by Circus Circus Louisiana, Inc., pursuant to the Subsidiary Guaranty dated as of September 30, 1993 by Circus Circus Casinos, Inc., New Castle Corp., Ramparts, Inc. Edgewater Hotel Corporation, Colorado Belle Corp., and Slots-A-Fun, Inc., with respect to the $250 Million Revolving Loan Agreement, in favor of Bank of America National Trust and Savings Association, as managing agent for the Banks.

4(g). $500 Million Reducing Revolving Loan Agreement, dated as of September 30, 1993, by and among the Company, the Banks named therein and Bank of America National Trust and Savings Association, as managing agent for the Banks, and related forms of unsecured Promissory Notes (Incorporated by reference to Exhibit 4(c) to the Company's Current Report on Form 8-K dated September 30, 1993).

4(h). First and Second Amendments to the $500 Million Revolving Loan Agreement, by and among the Company, the Banks named therein and Bank of America National Trust and Savings Association, as managing agent for the Banks. (Incorporated by reference to Exhibit 4(b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1994).

4(i). Subsidiary Guaranty, dated as of September 30, 1993, by Circus Circus Casinos, Inc., New Castle Corp., Ramparts, Inc., Edgewater Hotel Corporation, Colorado Belle Corp., and Slots-A-Fun, Inc., with respect to the $500 Million Reducing Revolving Loan Agreement, in favor of Bank of America National Trust and Savings Association, as managing agent for the Banks (Incorporated by reference to Exhibit 4(d) to the Company's Current Report on Form 8-K dated September 30, 1993).

4(j). Instrument of Joinder, dated March 28, 1995, by Circus Circus Mississippi, Inc., pursuant to the Subsidiary Guaranty dated as of September 30, 1993 by Circus Circus Casinos Inc., New Castle Corp., Ramparts, Inc., Edgewater Hotel Corporation, Colorado Belle Corp., and Slots-A-Fun, Inc. with respect to the $500 Million Reducing Revolving Loan Agreement, in favor of Bank of America National Trust and Savings Association, as managing agent for the Banks.

4(k). Instrument of Joinder, dated April 14, 1995, by Galleon, Inc. pursuant to the Subsidiary Guaranty dated as of September 30, 1993 by Circus Circus Casinos Inc., New Castle Corp., Ramparts, Inc., Edgewater Hotel Corporation, Colorado Belle Corp., and Slots-A-Fun, Inc. with respect to the $500 Million Reducing Revolving Loan Agreement, in favor of Bank of America National Trust and Savings Association, as managing agent for the Banks.

4(l). Instrument of Joinder, dated April 20, 1995, by Circus Circus Mississippi, Inc., pursuant to the Subsidiary Guaranty dated as of September 30, 1993 by Circus Circus Casinos Inc., New Castle Corp., Ramparts, Inc., Edgewater Hotel Corporation, Colorado Belle Corp., and Slots-A-Fun, Inc. with respect to the $500 Million Reducing Revolving Loan Agreement, in favor of Bank of America National Trust and Savings Association, as managing agent for the Banks.

4(m). Rate Swap Master Agreement, dated as of October 24, 1986, and Rate Swap Supplements One through Four (Incorporated by reference to Exhibit 4(j) to the Company' s Current Report on Form 8-K dated December 29, 1986).

4(n). Interest Rate Swap Agreement, dated as of October 20, 1989, by and between the Company and Salomon Brothers Holding Company Inc. (Incorporated by reference to Exhibit 4(q) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1990).

4(o). Interest Rate Swap Agreement, dated as of June 20, 1989, by and between the Company and First Interstate Bank of California (Incorporated by reference to Exhibit 4(r) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1990).

4(p). Interest Rate Swap Agreement, dated as of April 6, 1992, by and between the Company and Canadian Imperial Bank of Commerce (Incorporated by reference to Exhibit 4(y) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1992).

4(q). Indenture by and between the Company and First Interstate Bank of Nevada, N.A., as Trustee with respect to the Company's 10-5/8% Senior Subordinated Notes due 1997 (Incorporated by reference to Exhibit 4(a) to the Company's Registration Statement (No. 33-34439) on Form S-3).

4(r). Indenture by and between the Company and First Interstate Bank of Nevada, N.A., as Trustee with respect to the Company's 6-3/4% Senior Subordinated Notes due 2003 and its 7-5/8% Senior Subordinated Debentures due 2013 (Incorporated by reference to Exhibit 4(a) to the Company's Current Report on Form 8-K dated July 21, 1993).

10(a)./*/ 1983 Nonqualified Stock Option Plan of the Company (Incorporated by reference to Exhibit 10(d) to the Company's Registration Statement (No. 2-85794) on Form S-1).

10(b)./*/ 1983 Incentive Stock Option Plan of the Company (Incorporated by reference to Exhibit 10(e) to the Company's Registration Statement (No. 2-85794) on Form S-1).

10(c)./*/ Amendment to Circus Circus Enterprises, Inc. 1983 Incentive Stock
          Option Plan (Incorporated by reference to Exhibit 4(a) to the Company's Registration Statement (No. 2-91950) on Form S-8).

10(d)./*/ 1989 Stock Option Plan of the Company (Incorporated by reference to
          Exhibit 4 to the Company's Registration Statement (No. 33-39215) on Form S-8).

10(e)./*/ Stock Purchase Warrant Plan (Incorporated by reference to Exhibit
          4(a) to the Company's Registration Statement (No. 33-29014) on Form S-8).

10(f)./*/ Amended and Restated 1991 Stock Incentive Plan of the Company
          (Incorporated by reference to Exhibit 4 to the Company's Registration Statement (No. 33-56420) on Form S-8).

10(g)./*/ 1993 Stock Option Plan of the Company (Incorporated by reference to
          Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1993).

10(h)./*/ Circus Circus Enterprises, Inc. Executive Compensation Insurance Plan
          (Incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1992).

10(i). Lease, dated November 1, 1957, by and between Bethel Palma and others, as lessor, and the Company's predecessor in interest, as lessee; Amendment of Lease, dated May 6, 1983 (Incorporated by reference to
          Exhibit 10(g) to the Company's Registration Statement (No. 2-85794) on Form S-1).

10(j). Grant, Bargain and Sale Deed to the Company pursuant to the Lease dated November 1, 1957 (Incorporated by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1984).

10(k). Lease, dated August 3, 1977, by and between B&D Properties, Inc., as lessor, and the Company, as lessee; Amendment of Lease, dated May 6, 1983 (Incorporated by reference to Exhibit 10(h) to the Company's Registration Statement (No. 2-85794) on Form S-1).

10(l). Third Amendment and Restatement of the Circus Circus Employees' Profit Sharing, Investment and Employee Stock Ownership Plan (Incorporated by reference to Exhibit 4(f) to the Company's Registration Statement (No. 33-18278) on Form S-8).

10(m). Fourth Amendment to Circus Circus Employees' Profit Sharing, Investment and Employee Stock Ownership Plan (Incorporated by reference to Exhibit 4(f) to Post Effective Amendment No. 3 to the Company's Registration Statement (No. 33-18278) on Form S-8).

10(n). Fifth Amendment to Circus Circus Employees' Profit Sharing, Investment and Employee Stock Ownership Plan (Incorporated by reference to
          Exhibit 4(g) to Post Effective Amendment No. 3 to the Company's Registration Statement (No. 33-18278) on Form S-8).

10(o). Sixth Amendment to the Circus Circus Employees' Profit Sharing, Investment and Employee Stock Ownership Plan (Incorporated by reference to Exhibit 4(h) to Post Effective Amendment No. 4 to the Company's Registration Statement (No. 33-18278) on Form S-8).

10(p). Form of Agreement of Trust between the Company and Valley Bank of Nevada (Incorporated by reference to Exhibit 4(g) to the Company's Registration Statement (No. 33-18278) on Form S-8).

10(q). First Amendment to Circus Circus Employees' Profit Sharing, Investment and Employee Stock Ownership Trust (Incorporated by reference to
          Exhibit 4(i) to Post Effective Amendment No. 3 to the Company's Registration Statement (No. 33-18278) on Form S-8).

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

10(t). Lease, dated as of November 1, 1981, between Novus Property Company, as landlord, and the Company, as tenant (Incorporated by reference to Exhibit 4(h) to the Company's Registration Statement (No. 2-85794) on Form S-1).

10(u). First Addendum and First Amendment, each dated as of June 15, 1983, to Lease dated as of November 1, 1981 (Incorporated by reference to Exhibit 4(i) to the Company's Annual Report on Form 10-K for the year ended January 31, 1984).

10(v). Second Amendment, dated as of April 1, 1984, to Lease dated as of November l, 1981 (Incorporated by reference to Exhibit 10(o) to the Company's Registration Statement (No. 33-4475) on Form S-1).

10(w). Lease by and between Robert Lewis Uccelli, guardian, as lessor, and Nevada Greens, a limited partnership, William N. Pennington, as trustee, and William G. Bennett, as trustee, and related Assignment of Lease (Incorporated by reference to Exhibit 10(p) to the Company's Registration Statement (No. 33-4475) on Form S-1).

10(x). Agreement of Purchase, dated March 15, 1985, by and between Denio Brothers Trucking Company, as seller, and the Company, as buyer, and related lease by and between Denio Brothers Trucking Co., as lessor, and Nevada Greens, a limited partnership, William N. Pennington, as trustee, and William G. Bennett, as trustee, and related Assignment of Lease (Incorporated by reference to Exhibit 10(q) to the Company's Registration Statement (No. 33-4475) on Form S-1).

10(y). Agreement of Joint Venture, dated as of March 1, 1994, by and among Eldorado Limited Liability Company, Galleon, Inc., and the Company. (Incorporated by reference to Exhibit 10(cc) to the Company's Annual Report on Form 10-K for the year ended January 31, 1994.

10(z) Amended and Restated Operating Agreement of American Entertainment L.L.C., dated as of February 8, 1995, by and between Circus Louisiana, Inc., and American Entertainment Corporation.

10(aa). Interim Casino Operating Agreement, dated as of May 14, 1994, by and among Ontario Casino Corporation as agent of Her Majesty the Queen in Right of Ontario and Windsor Casino Limited and Caesars World, Inc., Circus Circus Enterprises, Inc. and Hilton Hotels Corporation. (Incorporated by reference to Exhibit 10(l) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1994).

10(bb). Heads of Agreement, dated as of May 14, 1994, by and among Ontario Casino Corporation as agent of Her Majesty the Queen in Right of Ontario and Windsor Casino Limited sand Caesars World, Inc., Circus Circus Enterprises, Inc. and Hilton Hotels Corporation. (Incorporated by reference to Exhibit 10(2) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1994).

10(cc).* Agreement, dated December 16, 1994, between the Company and Terry L. Caudill.

10(dd). Purchase and Sale Agreement, dated January 10, 1995, by and between Hacienda Hotel, Inc. and William G. Bennett of the Hacienda Hotel and Casino, and the related Assignment and Consent to Assignment to the Company, dated March 5, 1995.

10(ee). Agreement and Plan of Merger, dated March 19, 1995, by and among the Company and M.S.E. Investments,

          Incorporated, Last Chance Investments, Incorporated, Gold Strike Investments, Incorporated, Diamond Gold, Inc., Gold Strike Aviation, Incorporated, Gold Strike Finance Company, Inc., Oasis Development Company, Inc., Michael S. Ensign, William A. Richardson, David R. Belding, Peter A. Simon II and Robert J. Verchota.

10(ff). Exchange Agreement, dated March 19, 1995, by and among the Company and New Way, Inc., a wholly owned subsidiary of the Company, Glenn W. Schaeffer, Gregg H. Solomon, Antonio C. Alamo, Anthony Korfman and William Ensign.

10(gg).* 1995 Special Stock Option Plan and Forms of Non-Qualified Stock Option Certificate and Agreement.

10(hh).*  Executive Officer Bonus Plan.

10(ii).*  Retirement Plan for Outside Directors.

13. Portions of the Annual Report to Stockholders for the Year Ended January 31, 1995 specifically incorporated by reference as part of this Report.

21.       Subsidiaries of the Company.

23.       Consent of Arthur Andersen LLP.  (See page 58).

27.       Financial Data Schedule.

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

     (b) During the fourth quarter of the fiscal year ended January 31, 1995, the Company filed no Current Report on Form 8-K.

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

                                 CIRCUS CIRCUS ENTERPRISES, INC.

Dated:  April 26, 1995          By: CLYDE T. TURNER
                                    -----------------------------
                                    Clyde T. Turner, Chairman
                                    of the Board

          Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                   Title                Date
      ---------                   -----                ----


CLYDE T. TURNER          Chairman of the Board,      April 26, 1995
- ----------------------   President and (Principal
Clyde T. Turner          Executive Officer)



DANIEL N. COPP           Chief Financial Officer,    April 26, 1995
- ----------------------   Treasurer and Executive
Daniel N. Copp           Vice President
                         (Principal Financial
                         Officer)

                         Director                    April   , 1995
- ----------------------
William N. Pennington


LES MARTIN               Controller (Principal)      April 26, 1995
- ----------------------   Accounting Officer)
Les Martin


                         Director                    April   , 1995
- ----------------------
Tony Coehlo


CARL F. DODGE            Director                    April 21, 1995
- ----------------------
Carl F. Dodge


ARTHUR M. SMITH, JR.     Director                    April 21, 1995
- ----------------------
Arthur M. Smith, Jr.


FRED W. SMITH            Director                    April 26, 1995
- ----------------------
Fred W. Smith


KURT SULLIVAN            Director                    April 26, 1995
- ----------------------
Kurt Sullivan

                               INDEX TO EXHIBITS
                                   FORM 10-K
                               Fiscal Year Ended
                               January 31, 1995

Exhibit

Number
- ------

3(ii).      Restated Bylaws of the Company dated March 19, 1995

4(d). Instrument of Joinder, dated April 20, 1995, by Circus Circus Mississippi, Inc., pursuant to the Subsidiary Guaranty dated as of September 30, 1993 by Circus Circus Casinos, Inc., New Castle Corp., Ramparts, Inc. Edgewater Hotel Corporation, Colorado Belle Corp., and Slots-A-Fun, Inc., with respect to the $250 Million Revolving Loan Agreement, in favor of Bank of America National Trust and Savings Association, as managing agent for the Banks.

4(e). Instrument of Joinder, dated April 20, 1995, by Galleon, Inc., pursuant to the Subsidiary Guaranty dated as of September 30, 1993 by Circus Circus Casinos, Inc., New Castle Corp., Ramparts, Inc. Edgewater Hotel Corporation, Colorado Belle Corp., and Slots-A-Fun, Inc., with respect to the $250 Million Revolving Loan Agreement, in favor of Bank of America National Trust and Savings Association, as managing agent for the Banks.

4(f). Instrument of Joinder, dated April 20, 1995, by Circus Circus Louisiana, Inc., pursuant to the Subsidiary Guaranty dated as of September 30, 1993 by Circus Circus Casinos, Inc., New Castle Corp., Ramparts, Inc. Edgewater Hotel Corporation, Colorado Belle Corp., and Slots-A-Fun, Inc., with respect to the $250 Million Revolving Loan Agreement, in favor of Bank of America National Trust and Savings Association, as managing agent for the Banks.

4(j). Instrument of Joinder, dated March 28, 1995, by Circus Circus Mississippi, Inc., pursuant to the Subsidiary Guaranty dated as of September 30, 1993 by Circus Circus Casinos Inc., New Castle Corp., Ramparts, Inc., Edgewater Hotel Corporation, Colorado Belle Corp., and Slots-A-Fun, Inc. with respect to the $500 Million Reducing Revolving Loan Agreement, in favor of Bank of America National Trust and Savings Association, as managing agent for the Banks.

4(k). Instrument of Joinder, dated April 14, 1995, by Galleon, Inc. pursuant to the Subsidiary Guaranty dated as of September 30, 1993 by Circus Circus Casinos Inc., New Castle Corp., Ramparts, Inc., Edgewater Hotel Corporation, Colorado Belle Corp., and Slots-A-Fun, Inc. with respect to the $500 Million Reducing Revolving Loan Agreement, in favor of Bank of America National Trust and Savings Association, as managing agent for the Banks.

4(l). Instrument of Joinder, dated April 20, 1995, by Circus Circus Mississippi, Inc., pursuant to the Subsidiary Guaranty dated as of September 30, 1993 by Circus Circus Casinos Inc., New Castle Corp., Ramparts, Inc., Edgewater Hotel Corporation, Colorado Belle Corp., and Slots-A-Fun, Inc. with respect to the $500 Million Reducing Revolving Loan Agreement, in favor of Bank of America National Trust and Savings Association, as managing agent for the Banks.

10(z). Amended and Restated Operating Agreement of American Entertainment L.L.C., dated as of February 8, 1995, by and between Circus Louisana, Inc., and American Entertainment Corporation.

10(cc).* Agreement, dated December 16, 1994, between the Company and Terry L. Caudill.

10(dd). Purchase and Sale Agreement, dated January 10, 1995, by and between Hacienda Hotel and Casino, and the related Assignment and Consent to Assignment to the Company dated March 5, 1995.

10(ee). Agreement and Plan of Merger, dated March 19, 1995, by and among the Company and M.S.E. Investments, Incorporated, Last Chance Investments, Incorporated, Gold Strike Investments, Incorporated, Diamond Gold, Inc., Gold Strike Aviation, Incorporated, Gold Strike Finance Company, Inc., Oasis Development Company, Inc., Michael S. Ensign, William A. Richardson, David R. Belding, Peter A. Simon II and Robert J. Verchota.

10(ff). Exchange Agreement, dated March 19, 1995, by and among the Company and New Way, Inc., a wholly owned subsidiary of the Company, Glenn
            W. Schaeffer, Gregg H. Solomon, Antonio C. Alamo, Anthony Korfman and William Ensign.

10(gg).* 1995 Special Stock Option Plan and Forms of Non-Qualified Stock Option Cetificate and Agreement.

10(hh).*    Executive Officer Bonus Plan.

10(ii).*    Retirement Plan for Outside Directors.

13. Portions of the Annual Report to Stockholders for the Year Ended January 31, 1995 specifically incorporated by reference as part of this Report.

21.         Subsidiaries of the Company.

23.         Consent of Arthur Andersen LLP.

27.         Financial Data Schedule

- -------------
* This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report.