Form 10-Q
period 1995-04-30
CIRCUS CIRCUS ENTERPRISES INC
filed 1995-06-14
CIK 725549

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

                              FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         April 30, 1995

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

            Class                     Outstanding at May 31, 1995
Common Stock, $.01-2/3 par value            86,363,803 shares


           CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

                               Form 10-Q

                                INDEX
                                                            Page No.

Part I. FINANCIAL INFORMATION

     Item 1.  Financial Statements:

              Condensed Consolidated Balance Sheets at
              April 30, 1995 (Unaudited) and January 31,
              1995...........................................    3-4

              Condensed Consolidated Statements of Income
              (Unaudited) for the Three Months Ended
              April 30, 1995 and 1994........................      5

              Condensed Consolidated Statements of Cash
              Flows (Unaudited) for the Three Months
              Ended April 30, 1995 and 1994..................      6

              Notes to Condensed Consolidated Financial
              Statements (Unaudited).........................   7-15

     Item 2.  Management's Discussion and Analysis of Fi-
              nancial Condition and Results of Operations....  16-20

Part II. OTHER INFORMATION                                     21-23


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                  ASSETS
                                               April 30,     January 31,
                                                 1995           1995
                                              (Unaudited)
CURRENT ASSETS:

   Cash and cash equivalents................     $ 76,981     $ 53,764

   Receivables..............................       14,988        8,931

   Inventories..............................       21,461       22,660

   Prepaid expenses.........................       17,764       20,103

        Total current assets................      131,194      105,458

PROPERTY, EQUIPMENT AND LEASEHOLD INTERESTS,
   at cost, less accumulated depreciation
   and amortization of $434,001 and $412,909
   respectively.............................    1,299,275    1,239,062

EXCESS OF PURCHASE PRICE OVER FAIR MARKET
   value of net assets acquired, net........        9,745        9,836

NOTES RECEIVABLE............................      127,019       68,083

INVESTMENTS IN JOINT VENTURES...............       80,205       74,840

OTHER ASSETS................................       15,065        9,806

       Total Assets.........................   $1,662,503   $1,507,085




           The accompanying notes are an integral part of these condensed consolidated financial statements.


              CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share data)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      April 30,   January 31,
                                                        1995         1995
                                                    (Unaudited)
CURRENT LIABILITIES:

    Current portion of long-term debt................  $     61     $    106

    Accounts payable - trade ........................    16,407       12,102

    Accounts payable - construction..................     1,096        1,101

    Accrued liabilities .............................    81,245       68,576

    Income tax payable ..............................    17,969          123

           Total current liabilities ................   116,778       82,008

LONG-TERM DEBT ......................................   709,312      632,652

DEFERRED INCOME TAX .................................   109,373      105,313

OTHER LONG-TERM LIABILITIES .........................     1,287          988

           Total liabilities ........................   936,750      820,961

STOCKHOLDERS' EQUITY:

    Common stock, $.01-2/3 par value
      Authorized - 450,000,000 shares
      Issued - 96,445,107 and 96,441,357 shares .....     1,607        1,607

    Preferred stock, $.01 par value
      Authorized - 75,000,000 shares ................         -            -

    Additional paid-in capital ......................   125,061      124,960

    Retained earnings ...............................   794,133      754,732

    Treasury stock (10,577,309 and 10,589,309 shares),
      at cost........................................  (195,048)    (195,175)

           Total stockholders' equity ...............   725,753      686,124

           Total Liabilities and
             Stockholders' Equity .................. $1,662,503   $1,507,085


            The accompanying notes are an integral part of these
                condensed consolidated financial statements.


            CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except share data)
                               (Unaudited)

                                                            Three Months
                                                           Ended April 30,

REVENUES:                                                 1995       1994

  Casino .......................................        $153,351   $151,248
  Rooms ........................................          68,229     54,192
  Food and beverage ............................          47,132     47,339
  Other ........................................          37,220     40,377
                                                         305,932    293,156
  Less-complimentary allowances ................         (10,899)    (8,255)
                                                         295,033    284,901
COSTS AND EXPENSES:
  Casino .......................................          63,362     59,687
  Rooms ........................................          25,665     23,723
  Food and beverage ............................          40,168     45,067
  Other operating expenses .....................          19,684     25,392
  General and administrative ...................          47,956     43,548
  Depreciation and amortization ................          22,261     20,490
                                                         219,096    217,907

OPERATING PROFIT BEFORE CORPORATE
  EXPENSE ......................................          75,937     66,994

CORPORATE EXPENSE ..............................           4,891      5,914

INCOME FROM OPERATIONS .........................          71,046     61,080

OTHER INCOME (EXPENSE):
  Interest, dividend and
    other income (expense)......................           2,835        (27)
  Interest expense .............................         (12,514)   (10,598)
                                                         ( 9,679)   (10,625)

INCOME BEFORE PROVISION FOR
  INCOME TAX....................................          61,367     50,455

  Provision for income tax .....................          21,967     18,164

NET INCOME .....................................        $ 39,400   $ 32,291

EARNINGS PER SHARE..............................        $    .46   $    .38

  Average shares outstanding ...................      85,859,152 86,088,125


          The accompanying notes are an integral part of these condensed consolidated financial statements.


             CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)
                               (Unaudited)
                                                          Three Months
                                                        Ended April 30,
                                                       1995       1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $ 39,400   $ 32,291
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                     22,697     20,899
     (Gain) loss on sale of fixed assets                 (190)       116
     (Increase) decrease in other current assets       (2,519)       452
     (Increase) decrease in other non-current assets   (5,307)     5,048
     Increase in interest payable                      10,037      8,716
     Increase in income tax payable                    17,846     11,897
     Increase in other current liabilities              7,236      8,124
     Increase in deferred taxes                         4,060      1,766
     (Decrease) in other non-current liabilities          (16)       (16)
          Total adjustments                            53,844     57,002

          Net cash provided by operating activities    93,244     89,293

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                (82,836)   (31,249)
  (Decrease) in construction payables                      (5)    (6,415)
  Increase in investments in joint ventures            (5,365)   (18,612)
  Loans to joint ventures                             (58,936)    (2,000)
  Proceeds from sale of equipment and other assets        271         82

          Net cash used in investing activities      (146,871)   (58,194)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net effect on cash of issuances and payments
    of debt with initial maturities of
    three months or less                               70,780    (12,918)
  Issuances of debt with original maturities
    in excess of three months                           5,880          -
  Principal payments of debt with original
    maturities in excess of three months                  (45)    (4,992)
  Exercise of stock options and warrants                  229      1,431
  Purchases of treasury stock                               -    (15,031)

          Net cash provided by (used in)
            financing activities                       76,844    (31,510)

Net increase (decrease) in cash and cash equivalents   23,217       (411)

Cash and cash equivalents at beginning of period       53,764     39,110

Cash and cash equivalents at end of period           $ 76,981   $ 38,699

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
  Interest (net of amount capitalized)               $  2,193   $  1,622
  Income tax                                         $    101   $  4,500

         The accompanying notes are an integral part of these condensed consolidated financial statements.


         CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All information for the three months ended April 30, 1995 and 1994 is unaudited.)


(1)  Principles of consolidation and basis of presentation -

     Circus Circus Enterprises, Inc. (the "Company") was incorporated February 27, 1974. The Company operates hotel and casino facilities in Las Vegas, Reno and Laughlin, Nevada and a riverboat casino in Tunica County, Mississippi. It is also a one-third owner in a casino operation in Windsor, Canada. On June 1, 1995, the Company completed its acquisition of a group of affiliated entities (collectively "Gold Strike Resorts") in which it acquired two hotel and casino facilities in Jean, Nevada, one in Henderson, Nevada and a 50% interest in a joint venture partnership which owns a riverboat casino and land-based entertainment complex in Elgin, Illinois. See Note 8 for additional information.

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

     Certain reclassifications have been made to the financial statements for the three months ended April 30, 1994 to conform to the financial statement presentation for the three months ended April 30, 1995. These reclassifications have no effect on net income.

     These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended
January 31, 1995.

(2)  Long-term debt -

     Long-term debt consists of the following (in thousands):

                                          April 30,   January 31,
                                            1995         1995
                                         (Unaudited)
     Amounts due under corporate
       debt program at floating
       interest rates, weighted
       average of 6.3%                    $267,481     $210,828
     7-5/8% Senior Subordinated
       Debentures due 2013                 150,000      150,000
     6-3/4% Senior Subordinated Notes
       due 2003 (net of unamortized
       discount of $131 and $134)          149,869      149,866
     10-5/8% Senior Subordinated Notes
       due 1997 (net of unamortized
       discount of $38 and $42)             99,962       99,958
     Amounts due under bank credit
       agreements at floating interest
       rates, weighted average of 6.8%      42,000       22,000
     Other notes                                61          106
                                           709,373      632,758
     Less - current portion                    (61)        (106)

                                          $709,312     $632,652

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

     In September 1993, the Company entered into revolving loan agreements consisting of a $250 million unsecured 364-day facility and a $500 million unsecured reducing revolver which matures in September 1998 (the "Revolvers"). The $250 million facility has provisions for annual renewal subject to the consent of the banks and converts to a two-year term loan if not renewed.

(2)  Long-term debt (continued)-

     The Revolvers contain financial covenants regarding minimum net worth, interest charge coverage, maximum leverage ratio, new venture capital expenditures and new venture investments. The maximum available credit under the $500 million revolver reduces by $60 million on each of March 31, 1997, September 30, 1997 and March 31, 1998. The Revolvers are for general corporate purposes. The Company currently incurs commitment fees of 22.50 basis points on the unused portion of the $250 million facility and 27.50 basis points on the unused portion of the $500 million revolver. As of April 30, 1995, the Company had $42.0 million of borrowings under the Revolvers. At such date, the Company also had $267.5 million issued under the corporate debt program thus reducing, by that amount, the credit available under the Revolvers for purposes other than repayment of the corporate debt. The fair value of the debt issued under the corporate debt program approximates the carrying amount of the debt due to the short-term maturities of the individual components of the debt.

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

     In June 1990, the Company issued $100 million principal amount of 10-5/8% Senior Subordinated Notes (the "10-5/8% Notes") due June 1997, with interest payable each June and December. The 10-5/8% Notes, which were discounted to $99.9 million are not redeemable prior to maturity and are not subject to any sinking fund requirements. Holders of the 10-5/8% Notes may require the Company to repurchase all or any portion of their notes at par upon the occurrence of both a Designated Event (as defined in the indenture) and a Rating Decline (as defined in the indenture). As of April 30, 1995, $9.1 million principal amount of the 10-5/8% Notes was owned by one of the Company's outside directors.

(2)  Long-term debt (continued) -

     The Company has a policy aimed at managing interest rate risk associated with its current and future anticipated borrowings. This policy enables the Company to use any combination of interest rate swaps, futures, options, caps and similar arrangements. The Company has entered into various interest rate swaps, principally with its bank group, to manage interest expense, which is subject to fluctuation due to the variable rate nature of the debt under the Company's corporate debt program. The Company has interest rate swap agreements under which it pays a fixed interest rate (weighted average of approximately 8.9%) and receives a variable interest rate (weighted average of approximately 6.2% at April 30, 1995) on $90 million notional amount of "initial" swaps, and pays a variable interest rate (weighted average of approximately 6.3% at April 30, 1995) and receives a fixed interest rate (weighted average of approximately 7.6%) on $95 million notional amount of "reversing" swaps. The net effect of all such swaps resulted in additional interest expense for the three months, due to an interest rate differential which, at April 30, 1995, was approximately .66% on the total notional amount of the swaps. The initial swaps have the following termination dates: $35 million in fiscal 1996, $30 million in fiscal 1997 and $25 million in fiscal 2000. The reversing swaps expire as follows: $35 million in fiscal 1996, $30 million in fiscal 1997 and $30 million in fiscal 2002. In addition to the aforementioned swaps, the Company has entered into an interest rate swap with a notional amount of $100 million in which the Company pays a floating rate (6.3% at April 30, 1995 and capped at 6.5%) and receives a fixed interest rate of 4.75%. This swap corresponds in both notional amount and maturity to the Company's 10-5/8% Notes due in 1997. The variable interest rates which the Company pays or receives under the various swaps are based primarily upon the London Interbank Offering Rate (LIBOR). The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, the Company considers the risk of nonperformance by the counter-parties to be minimal because the parties to the swaps and reverse swaps are predominantly members of the Company's bank group.

(2)  Long-term debt (continued) -

     As of April 30, 1995, under the Company's most restrictive loan covenants, the Company was restricted as to the payment of dividends or the purchase of its own capital stock in excess of approximately $102 million and was restricted from issuing additional debt in excess of approximately $539 million.

(3)  Warrants, stock options and stock rights -

     In June 1989, the stockholders approved a stock purchase warrant plan enabling the Company to offer warrants to its officers and other key employees to purchase up to 4.5 million shares of the Company's common stock. In accordance with the provisions of such plan, the 4.5 million warrants were issued in June 1989 at a price of $.17 per warrant with an exercise price of $14.33 ($.67 per share over the fair market value on the date the warrants were authorized). Each warrant has a term of seven years, with 50% of the warrants becoming exercisable two years from the date of grant and the remaining 50% three years from the date of grant. As of April 30, 1995, warrants representing 3.5 million shares had been exercised. Warrants representing 12,000 shares were exercised during the three months ended April 30, 1995.

     The Company also has various stock option plans for executive, managerial and supervisory personnel as well as the Company's outside directors and consultants. The plans permit grants of options, performance shares and restricted stock relating to the Company's common stock. As of April 30, 1995, options for a total of 17.5 million shares were granted, of which options for 5.6 million shares were exercised, options for
7.3 million shares were canceled and options for 4.6 million shares remained exercisable at prices ranging from $8.58 to $39.34 with a weighted average exercise price of $21.78 per share. During the three months ended April 30, 1995, options for 3,750 shares were exercised at prices ranging from $11.75 to $15.29 with a weighted average exercise price of $14.58 per share. As of April 30, 1995, options covering 2.6 million shares remained available for grant.

     The stock options, both incentive and nonqualified, granted prior to 1988 are immediately exercisable. The stock options granted in 1988 and thereafter are exercisable in one or more installments beginning not less than nine months after the grant date.

(3)  Warrants, stock options and stock rights (continued) -

On July 14, 1994, the Company declared a dividend of one Common Stock Purchase Right (the "Rights") for each share of common stock outstanding at the close of business on August 15, 1994. Each Right entitles the holder to purchase from the Company one share of common stock at an exercise price of $125, subject to certain antidilution adjustments. The Rights become exercisable ten days after the earlier of an announcement that an individual or group has acquired 10% or more of the Company's outstanding common stock or the announcement of commencement of a tender offer for 10% or more of the Company's common stock.

In the event the Rights become exercisable, each Right (except the Rights beneficially owned by the acquiring individual or group, which become void) would entitle the holder to purchase, for the exercise price, a number of shares of the Company's common stock having an aggregate current market value equal to two times the exercise price. The Rights expire August 15, 2004, and may be redeemed by the Company at a price of $.01 per Right any time prior to their expiration or the acquisition of 10% or more of the Company's common stock. The Rights should not interfere with any merger or other business combination approved by the Company's Board of Directors and are intended to cause substantial dilution to a person or group that attempts to acquire control of the Company on terms not approved by the Board of Directors.

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

(6)  Investments in joint ventures-

     The Company has investments in joint ventures that are accounted for on the equity method. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of earnings or losses of these companies. Investments in joint ventures consist of the following (in thousands):
                                          April 30,   January 31,
                                            1995         1995
                                        (Unaudited)
 Circus and Eldorado Joint Venture (50%)
 (Hotel/Casino, Reno, Nevada)            $ 56,395    $  55,256
 Windsor Casino Limited (33 1/3%)
 (Hotel/Casino, Windsor, Canada)            6,253        5,413
 American Entertainment, L.L.C. (50%)
 (Riverboat Casino, Chalmette, Louisiana)  17,557       14,171
                                         $ 80,205    $  74,840

As of April 30, 1995, the Circus and Eldorado Joint Venture and
American Entertainment, L.L.C. were still in the development or construction stage and had not generated any earnings or losses.
For additional information on these projects, see Note 7-
Commitments and contingent liabilities.

(7)  Commitments and contingent liabilities -

      In December 1993, Windsor Casino Limited, a corporation owned equally by Circus Circus Enterprises, Inc., Caesars World, Inc. and Hilton Hotels Corporation or their subsidiaries, was selected to exclusively negotiate an agreement to design, build and operate a casino complex in Windsor, Ontario, Canada. The planned complex will include casino, showroom and meeting facilities as well as a 300-room hotel, all located in Windsor's central business district, immediately across the Detroit River from Detroit, Michigan. An interim casino, operated by Windsor Casino Limited, opened in May 1994. The corporation is currently negotiating the agreement for the permanent facility, which is expected to be completed in 1997, the terms and conditions which are still being finalized.

     The Company is also a partner in a 50/50 joint venture with the Eldorado Hotel/Casino, which is developing and will operate a hotel/casino in downtown Reno, Nevada. Silver Legacy is themed after a turn-of-the-century mining town and is located on a site adjacent to Circus Circus-Reno and the Eldorado, and will be connected to both properties by enclosed skyways. The project

(7)  Commitments and contingent liabilities - (continued)

broke ground in late 1993 and completion is expected by late July 1995. The cost of the project is currently estimated at $335 million (excluding capitalized interest and preopening expenses), of which the venturers have contributed $103.8 million in equity. As of April 30, 1995, the Company had loaned the joint venture $117.0 million, which bears interest at 10%. This loan was subsequently reduced to $26.2 million from the proceeds of the joint venture's $230 million credit agreement, which closed on May 30, 1995, and is subordinated to the indebtedness under that agreement. As a condition to the credit agreement, the Company entered into an agreement pursuant to which it will guarantee completion of Silver Legacy. In addition, the Company entered into a make-well agreement with the joint venture whereby it is obligated to make additional contributions to the joint venture as may be necessary to maintain a minimum coverage ratio (as defined in the credit agreement).

     The Company is also a partner in a 50/50 joint venture with American Entertainment Corporation relating to the development of a riverboat gaming facility in Louisiana. As of April 30, 1995, construction on the project had been suspended pending a re-evaluation of the project and the Company's commitment to continue. Under the joint venture agreement, the Company would be required to contribute $20 million in equity and to lend the project any amount which cannot be financed by a third party.
As of April 30, 1995, the Company had a net investment in this project of approximately $17.6 million and a loan to its joint venture partner of $10 million. The loan carries interest at the prime rate plus one percentage point and is payable from the joint venture partner's share of distributions, but in any event no later than November 1, 2001.

     In March 1995, the Company reached agreement to purchase the Hacienda Hotel and Casino in Las Vegas for approximately $80 million, subject to receipt of requisite regulatory approvals. The Hacienda is located on 47 acres of land adjacent to Luxor, between I-15 and the Las Vegas Strip, and contains approximately 1,100 rooms and 50,000 square feet of casino space. The Company has paid $5.4 million toward this purchase which is expected to close by late summer 1995.

(7)  Commitments and contingent liabilities - (continued)

     The Company anticipates funding the above projects from internal cash flows, project specific financing or its revolving lines of credit, currently at $750 million, of which approximately $441 million was available at April 30, 1995.

     The Company is a defendant in various pending litigation. In management's opinion, the ultimate outcome of such litigation will not have a material effect on the results of operations or the financial position of the Company.

(8)  Subsequent Event -

     On June 1, 1995, the Company completed the acquisition of a group of affiliated entities (collectively "Gold Strike Resorts") pursuant to an agreement entered into on March 19, 1995. In exchange for the equity interests in Gold Strike Resorts, the Company issued approximately 17 million shares of the Company's common stock and paid approximately $12 million in cash, while assuming approximately $165 million in debt. As a result of the acquisition of Gold Strike Resorts, the Company owns and operates three additional gaming properties in Nevada (Gold Strike Hotel and Gambling Hall and Nevada Landing in Jean, and Railroad Pass in Henderson). It also holds a 50% interest in a joint venture (with a subsidiary of Hyatt Development Corporation) which owns and operates The Grand Victoria riverboat in Elgin, Illinois (which opened in October 1994), and is a 50% partner with a subsidiary of Mirage Resorts, Incorporated, in the development of Project Victoria, a major destination resort on the Las Vegas Strip for which the Company serves as managing partner. The Company does not anticipate that the acquisition will have a materially dilutive impact on earnings per share.

     Project Victoria has an estimated cost of $325 million (including land and capitalized interest), and the Company is obligated to fund any portion of such cost in excess of certain equity contributions and the funding provided by a $175 million construction loan. The total equity contribution is anticipated to be approximately $63 million, of which $35 million had been funded as of the closing of the acquisition.


             CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Unaudited)


                    RESULTS OF OPERATIONS

Earnings per Share

For the quarter ended April 30, 1995, the Company reported its highest ever earnings per share of $.46 versus $.38 in the prior year quarter, an increase of 21%. Net income was $39.4 million compared with $32.3 million last year. The continued success of Circus Circus-Tunica, which opened August 29, 1994, and improved results at the Company's Las Vegas and Reno properties drove these record results.

Revenues

For the first quarter, revenues for the Company increased $10.1 million, or 4%, versus the prior year. Circus Circus-Tunica, which was not open in the prior year first quarter, was the principal factor in this growth, reporting $16.6 million in total revenues for the quarter. Revenues at Circus Circus-Reno were up 5%, as the February opening of the nearby Reno National Bowling Stadium contributed to increased visitor counts.

In Las Vegas, revenues at Luxor, Excalibur and Circus Circus-Las Vegas for the quarter ended April 30, 1995 were down slightly on a combined basis. These properties experienced a combined decrease in casino revenue of approximately 10%. As Las Vegas has broadened its tourism appeal, customers are apparently spending less on gaming. Consequently, while visitor counts and hotel occupancy rates remained strong, casino revenue declined. This decrease in casino revenue was largely offset by increased room revenue, which rose over 30% on the strength of higher room rates. Occupancy rates for all three properties remained strong at nearly 100%.

In Laughlin, the Colorado Belle and the Edgewater reported a combined 14% decrease in revenues, as various competitive factors continue to impact results, similar to the latter three quarters of the prior year. Within the Laughlin market, competitive pressure in the form of additional rooms and lower room rates has negatively affected results. In February, a new Indian casino opened with over 300 rooms and a competitor opened over 700 additional rooms. Laughlin has also experienced the impact of competition from the new mega-resorts in Las Vegas, as well as the effect of unregulated Indian gaming in its prime Arizona feeder markets.

Operating Income

For the quarter ended April 30, 1995, income from operations rose
$10.0 million, or 16%, from last year's first quarter.  The
Company's composite operating margin jumped nearly three percentage points to 24.1% from 21.4% in the prior year quarter.

The increase in operating income was due primarily to Circus Circus-Tunica, which posted $6.1 million in operating income for the first quarter. This increase came despite the fact that a major new competitor opened adjacent to the property in February. In Reno, the opening of the Reno National Bowling Stadium increased visitor counts and contributed to a 10% increase in operating income at Circus Circus-Reno.

Operating income at the Company's major Las Vegas properties increased 7% on a combined basis. This increase in operating income stemmed from the previously mentioned increases in room revenues, for which few incremental operating costs were incurred. The decrease in casino revenues did not have as significant an impact on operating income due to the fact that some variable expenses, primarily payroll, were reduced in conjunction with the lower revenues.

The Company's Laughlin properties, the Colorado Belle and the
Edgewater, reported a combined decrease of approximately 23% in operating income due to the effects of increased competition as previously discussed.

Interest Expense

Interest expense for the quarter increased $1.9 million compared to the first quarter last year. The increase was due primarily to a combination of higher borrowings outstanding and higher interest rates. Capitalized interest was $1.5 million for the quarter ended April 30, 1995 versus $.2 million in the year-ago quarter. Long-term debt at April 30, 1995 was $709 million compared to $549 million at April 30, 1994. The increase in debt levels was attributable primarily to expenditures required to fund completion of Circus Circus-Tunica, the construction of Silver Legacy and the purchase of 73 acres of undeveloped land south of Luxor.

Income Tax

The Company's effective tax rate for the three months ended April
30, 1995 and 1994 was approximately 36%. This reflects the corporate statutory rate of 35% pursuant to the Revenue
Reconciliation Act of 1993 plus the effect of various non-deductible expenses.

Financial Position and Capital Resources

The Company had cash and cash equivalents of $77.0 million at April 30, 1995, which included approximately $20 million for a construction payment due in early May. The Company's pre-tax cash flow from operations was $93.7 million for the three months ended April 30, 1995 versus $82.0 million in the prior year, an increase of 15%. In this context, pre-tax cash flow from operations is defined as the Company's income from operations plus non-cash operating expenses (primarily depreciation and amortization).

For the quarter ended April 30, 1995, capital expenditures were $82.8 million, of which $73.4 million related to the acquisition of 73 acres of undeveloped land south of Luxor (see additional discussion below). The Company also funded equity investments in new projects totalling $5.4 million during the quarter and loaned $58.9 million toward the construction of Silver Legacy.

In December 1993, Windsor Casino Limited, a corporation owned equally by Circus Circus Enterprises, Inc., Caesars World, Inc. and Hilton Hotels Corporation or their subsidiaries, was selected to exclusively negotiate an agreement to design, build and operate a casino complex in Windsor, Ontario, Canada. The planned complex will include casino, showroom and meeting facilities as well as a 300-room hotel, all located in Windsor's central business district, immediately across the Detroit River from Detroit, Michigan. An interim casino, operated by Windsor Casino Limited, opened in May 1994 and generated $1.6 million in operating income for the Company in the quarter ended April 30, 1995. The corporation is currently negotiating an agreement for a permanent facility, expected to be completed in 1997, the terms and conditions of which are still being finalized. As of April 30, 1995, Circus had a net investment of approximately $6.3 million in this project.

The Company is a partner in a 50/50 joint venture with the Eldorado Hotel/Casino, a privately held company, which is developing and will operate a hotel/casino in downtown Reno, Nevada. The Silver Legacy is themed after a turn-of-the-century silver mining town and is located on a site adjacent to Circus Circus-Reno and the Eldorado, and will be connected to both properties by enclosed skyways. The project broke ground in late 1993 and completion is expected by late July 1995, The cost of Silver Legacy is currently estimated at approximately $335 million (excluding capitalized interest and preopening expenses), of which the venturers have contributed $103.8 million in equity. As of April 30, 1995, the Company had a net investment of approximately $56.4 million in the project and had loaned the joint venture $117.0 million. This loan was subsequently reduced to $26.2 million from the proceeds of the joint venturer's $230 million credit agreement, which closed May 30, 1995, and is subordinated to the indebtedness under that agreement. As a condition to the credit agreement, the Company has guaranteed completion of Silver Legacy and in addition, has entered into a make-well agreement with the joint venture whereby it is obligated to make additional contributions to the joint venture as may be necessary to maintain a minimum coverage ratio (as defined in the credit agreement).

The Company is also a partner in a 50/50 joint venture with American Entertainment Corporation relating to the development of a riverboat gaming facility in Louisiana. As of April 30, 1995, construction on the project had been suspended pending a re-evaluation of the project and the Company's commitment to continue. Under the joint venture agreement, the Company would be required to contribute $20 million in equity and to lend the project any amount which cannot be financed by a third party. As of April 30, 1995, the Company had a net investment in this project of approximately $17.6 million and a loan to its joint venture partner of $10 million. The loan carries interest at the prime rate plus one percentage point and is payable from the joint venture partner's share of distributions, but in any event no later than November 1, 2001.

In March 1995, the Company reached agreement to purchase the Hacienda Hotel and Casino in Las Vegas for approximately $80 million, subject to receipt of requisite regulatory approvals. The Hacienda is located on 47 acres of land adjacent to Luxor, between I-15 and the Las Vegas Strip, and contains approximately 1,100 rooms and 50,000 square feet of casino space. The Company has paid $5.4 million toward this purchase which is expected to close by late summer 1995. Also in March 1995, the Company purchased approximately 73 acres of undeveloped land at the northwest corner of Russell Road and the Las Vegas Strip, just south of the Hacienda Hotel, at a cost of approximately $73 million. The acquisition of the Russell Road land was financed under the bank lines of credit and the Company anticipates financing the Hacienda acquisition in a similar manner.

The Company is developing a master plan for this area, including the existing Excalibur and Luxor resorts, that will encompass several stages of development and may include a series of new and interconnected hotel/casino/entertainment complexes. It is the Company's belief that the Las Vegas market can readily absorb significant new capacity, including that contemplated in its master plan. Furthermore, the focus in Las Vegas has shifted toward the south end of the Las Vegas Strip, where the Company will be developing its master plan at what is essentially the gateway to Las Vegas.

On June 1, 1995, the Company completed the acquisition of a group of affiliated entities (collectively "Gold Strike Resorts") pursuant to an agreement entered into on March 19, 1995. In exchange for the equity interests in Gold Strike Resorts, the Company issued approximately 17 million shares of the Company's common stock and paid approximately $12 million in cash, while assuming approximately $165 million in debt. As a result of the acquisition of Gold Strike Resorts, the Company owns and operates three additional gaming properties in Nevada (Gold Strike Hotel and Gambling Hall and Nevada Landing in Jean, and Railroad Pass in Henderson). It also holds a 50% interest in and operates The Grand Victoria riverboat in Elgin, Illinois (which opened in October 1994), and is a 50% partner with Mirage Resorts, Incorporated, in the development of Project Victoria, a major destination resort on the Las Vegas Strip for which the Company serves as managing partner. The Company does not anticipate that the acquisition will have a materially dilutive impact on earnings per share.

Project Victoria has an estimated cost of $325 million (including land and capitalized interest), and the Company is obligated to fund any portion of such cost in excess of certain equity contributions and the funding provided by a $175 million construction loan. The total equity contribution is anticipated to be approximately $63 million, of which $35 million had been funded as of the closing of the acquisition.

The Company believes that it has sufficient capital resources, through its bank arrangements and its operating cash flows, to meet all of its existing cash obligations, fund its commitments on each of the above discussed projects and strategically repurchase shares. The Company anticipates that additional funds could be raised through debt or equity markets, if necessary.

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




                                 CIRCUS CIRCUS ENTERPRISES, INC.
                                         (Registrant)



Date:  June 14, 1995           By CLYDE T. TURNER
                                  Clyde T. Turner
                                  Chairman of the Board and
                                  Chief Executive Officer




Date:  June 14, 1995           By GLENN W. SCHAEFFER
                                  Glenn W. Schaeffer
                                  President and Chief Financial
                                  Officer





                         INDEX TO EXHIBITS



Exhibit
  No.                        Description

4(a). $230 million Credit Agreement, dated May 30, 1995, by and among Circus and Eldorado Joint Venture, the Banks named therein and First Interstate Bank of Nevada, N.A., as Arranger and Administrative Agent.

27.       Financial Data Schedule for the three months ended
          April 30, 1995 as required under EDGAR.