Form 10-Q
period 1995-07-31
CIRCUS CIRCUS ENTERPRISES INC
filed 1995-09-14
CIK 725549

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

                              FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         July 31, 1995

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

            Class                     Outstanding at August 31, 1995
Common Stock, $.01-2/3 par value                102,774,854 shares

           CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

                               Form 10-Q

                                INDEX
                                                            Page No.

Part I. FINANCIAL INFORMATION

     Item 1.  Financial Statements:

              Condensed Consolidated Balance Sheets at
              July 31, 1995 (Unaudited) and January 31,
              1995...........................................    3-4

              Condensed Consolidated Statements of Income
              (Unaudited) for the Three and Six Months
              Ended July 31, 1995 and 1994...................      5

              Condensed Consolidated Statements of Cash
              Flows (Unaudited) for the Six Months Ended
              July 31, 1995 and 1994.........................    6-7

              Notes to Condensed Consolidated Financial
              Statements (Unaudited).........................   8-17

     Item 2.  Management's Discussion and Analysis of Fi-
              nancial Condition and Results of Operations....  18-23

Part II. OTHER INFORMATION                                     24-28



Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                  ASSETS
                                                 July 31,     January 31,
                                                  1995           1995
                                               (Unaudited)
CURRENT ASSETS:

   Cash and cash equivalents................     $ 62,662     $ 53,764

   Receivables..............................       10,195        8,931

   Inventories..............................       22,902       22,660

   Prepaid expenses.........................       19,746       20,103

        Total current assets................      115,505      105,458

PROPERTY, EQUIPMENT AND LEASEHOLD INTERESTS,
   at cost, less accumulated depreciation
   and amortization of $450,245 and $412,909
   respectively.............................    1,395,137    1,239,062

EXCESS OF PURCHASE PRICE OVER FAIR MARKET
   value of net assets acquired, net........      399,127        9,836

NOTES RECEIVABLE............................       30,175       68,083

INVESTMENTS IN JOINT VENTURES...............      151,144       74,840

OTHER ASSETS................................       12,463        9,806

       Total Assets.........................   $2,103,551   $1,507,085




           The accompanying notes are an integral part of these condensed consolidated financial statements.

              CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share data)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        July 31,    January 31,
                                                          1995         1995
                                                      (Unaudited)
CURRENT LIABILITIES:

    Current portion of long-term debt................  $    965     $    106

    Accounts payable - trade ........................    19,494       12,102

    Accounts payable - construction..................        20        1,101

    Accrued liabilities .............................    84,281       68,576

    Income tax payable ..............................   (16,573)         123

           Total current liabilities ................    88,187       82,008

LONG-TERM DEBT ......................................   731,485      632,652

DEFERRED INCOME TAX .................................   129,736      105,313

OTHER LONG-TERM LIABILITIES .........................       928          988

           Total liabilities ........................   950,336      820,961

REDEEMABLE PREFERRED STOCK...........................    18,530            -

STOCKHOLDERS' EQUITY:

    Common stock, $.01-2/3 par value
      Authorized - 450,000,000 shares
      Issued - 112,749,663 and 96,441,357 shares ....     1,879        1,607

    Preferred stock, $.01 par value
      Authorized - 75,000,000 shares ................         -            -

    Additional paid-in capital ......................   519,605      124,960

    Retained earnings ...............................   801,413      754,732

    Treasury stock (10,017,309 and 10,589,309 shares),
      at cost........................................  (188,212)    (195,175)

           Total stockholders' equity ............... 1,134,685      686,124

           Total Liabilities and
             Stockholders' Equity .................. $2,103,551   $1,507,085

            The accompanying notes are an integral part of these
                condensed consolidated financial statements.

            CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except share data)
                               (Unaudited)

                                       Three Months           Six Months
                                       Ended July 31,        Ended July 31,
REVENUES:                             1995       1994       1995       1994
  Casino ......................... $169,323   $150,458   $322,674   $301,706
  Rooms ..........................   66,972     58,844    135,201    113,036
  Food and beverage ..............   52,487     50,311     99,619     97,650
  Other ..........................   50,130     48,738     87,350     89,115
                                    338,912    308,351    644,844    601,507
  Less-complimentary allowances ..  (12,146)    (8,456)   (23,045)   (16,711)
                                    326,766    299,895    621,799    584,796
COSTS AND EXPENSES:
  Casino .........................   67,039     59,984    130,401    119,671
  Rooms ..........................   27,815     24,349     53,480     48,072
  Food and beverage ..............   51,535     47,302     91,703     92,369
  Other operating expenses .......   25,605     29,038     45,289     54,430
  General and administrative .....   55,515     45,193    103,471     88,741
  Depreciation and amortization ..   23,302     20,404     45,563     40,894
  Abandonment loss................   45,148          -     45,148          -
                                    295,959    226,270    515,055    444,177

OPERATING PROFIT BEFORE CORPORATE
  EXPENSE ........................   30,807     73,625    106,744    140,619

CORPORATE EXPENSE ................    6,442      5,400     11,333     11,314

INCOME FROM OPERATIONS ...........   24,365     68,225     95,411    129,305

OTHER INCOME (EXPENSE):
  Interest, dividend and
    other income (expense)........    2,050       (623)     4,885       (650)
  Interest expense ...............  (13,530)   (10,067)   (26,044)   (20,665)
                                    (11,480)   (10,690)   (21,159)   (21,315)
INCOME BEFORE PROVISION FOR
  INCOME TAX......................   12,885     57,535     74,252    107,990

  Provision for income tax .......    5,604     20,987     27,571     39,151

NET INCOME ....................... $  7,281   $ 36,548   $ 46,681   $ 68,839

EARNINGS PER SHARE................ $    .08   $    .43   $    .51   $    .80

  Average shares outstanding ... 96,887,911 85,696,443 91,464,930 85,889,038



          The accompanying notes are an integral part of these condensed consolidated financial statements.


             CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)
                               (Unaudited)
                                                          Six Months
                                                        Ended July 31,
                                                       1995       1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $ 46,681   $ 68,839
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                     46,571     41,712
     Loss on disposition of fixed assets               11,584        798
     (Increase) decrease in other current assets          338     (4,466)
     Decrease in other non-current assets                 239      4,624
     Increase (decrease) in interest payable              451       (396)
     Increase (decrease) in income tax payable        (16,696)     1,471
     Increase in other current liabilities             14,445     15,507
     Increase in deferred taxes                         7,080      3,711
     Decrease in other non-current liabilities            (33)       (33)
          Total adjustments                            63,979     62,928

          Net cash provided by operating activities   110,660    131,767

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                (97,188)   (85,605)
  Decrease in construction payables                    (1,081)    (6,014)
  (Increase) decrease in investments in joint ventures 14,260    (48,322)
  (Increase) decrease in loans to joint ventures       37,908     (2,000)
  Net cash paid for acquisition of Gold Strike Resorts (3,386)         -
  Proceeds from sale of equipment and other assets        414        284

          Net cash used in investing activities       (49,073)  (141,657)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net effect on cash of issuances and payments
    of debt with initial maturities of
    three months or less                              (71,160)    37,808
  Issuances of debt with original maturities
    in excess of three months                          11,878          -
  Principal payments of debt with original
    maturities in excess of three months               (6,133)       (82)
  Exercise of stock options and warrants               11,069      1,569
  Purchases of treasury stock                               -    (15,031)
  Sale of stock warrants                                2,000          -
  Other                                                  (343)       (31)

          Net cash provided by (used in)
            financing activities                      (52,689)    24,233

Net increase in cash and cash equivalents               8,898     14,343

Cash and cash equivalents at beginning of period       53,764     39,110

Cash and cash equivalents at end of period           $ 62,662   $ 53,453

             CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)
                               (Unaudited)
                               (continued)


                                                          Six Months
                                                        Ended July 31,
                                                       1995       1994

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
  Interest (net of amount capitalized)               $  25,025  $ 20,538
  Income tax                                         $  37,101  $ 34,000

Acquisition of Gold Strike Resorts:
    Current assets, other than cash                  $  (1,487) $      -
    Property and equipment                            (115,708)        -
    Other assets                                      (484,481)        -
    Current liabilities                                  9,627         -
    Long-term debt                                     163,978         -
    Other liabilities                                   17,344         -
    Subsidiary preferred stock                          18,530         -
    Stockholders' equity                               388,811         -

       Net cash used to acquire Gold Strike Resorts  $  (3,386) $      -




         The accompanying notes are an integral part of these condensed consolidated financial statements.

         CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All information for the three and six months ended July 31, 1995 and 1994 is unaudited.)


(1)  Principles of consolidation and basis of presentation -

     Circus Circus Enterprises, Inc. (the "Company") was incorporated February 27, 1974. The Company operates hotel and casino facilities in Las Vegas, Reno and Laughlin, Nevada and a riverboat casino in Tunica County, Mississippi. It is also a member in several joint ventures, with operations that include a casino in Windsor, Canada, a riverboat casino in Elgin, Illinois and a hotel/casino in Reno, Nevada.

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

     Certain reclassifications have been made to the financial statements for the three and six months ended July 31, 1994 to conform to the financial statement presentation for the three and six months ended July 31, 1995. These reclassifications have no effect on net income.

     These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended January
31, 1995.

(2)   Acquisition of Gold Strike Resorts -

     On June 1, 1995, the Company completed its acquisition of a group of affiliated entities (collectively "Gold Strike Resorts") in which it acquired two hotel and casino facilities in Jean, Nevada, one in Henderson, Nevada, a 50% interest in a joint venture which owns a riverboat casino and land-based entertainment complex in Elgin, Illinois, and a 50% interest in a joint venture which is developing a major destination resort on the Las Vegas Strip. In exchange for the equity interests in Gold Strike Resorts, the Company issued 16,291,551 shares of its common stock and preferred stock of a subsidiary which is convertible into an additional 793,156 shares of the Company's common stock. In addition, the Company paid approximately $12 million in cash, while assuming approximately $165 million of debt. The acquisition has been accounted for by the purchase method of accounting and resulted in a total purchase price of approximately $430 million. In determining the purchase price of Gold Strike Resorts, the value of the Company's common stock issued was discounted by 30% from the price quoted on the New York Stock Exchange on May 31, 1995, based on estimates provided by the Company's investment bankers due to restrictions on the resale of the common stock issued. The purchase price was allocated to assets and liabilities based on their estimated fair values on the date of acquisition. The excess of the purchase price over the fair market value of the net assets acquired was approximately $390 million and is being amortized on a straight-line basis over 40 years.

     The following unaudited pro forma information combines the consolidated results of operations of the Company and Gold Strike Resorts for the six months ended July 31, 1995 and 1994 as if the acquisition had occurred on February 1, 1995 and 1994, respectively, after giving effect to amortization of goodwill and increased corporate expense primarily due to employment contracts entered into as a result of the merger. The pro forma informa-tion is not necessarily indicative of the results of operations which would have actually been obtained during such periods.

                                      Six Months
(amounts in thousands)               Ended July 31,
                                    1995        1994

Revenue                           $675,583    $641,932
Net income                        $ 54,326    $ 71,019
Earnings per share                $    .53    $    .70

(3)  Long-term debt -

     Long-term debt consists of the following (in thousands):

                                           July 31,   January 31,
                                            1995         1995
                                         (Unaudited)
     Amounts due under corporate
       debt program at floating
       interest rates, weighted
       average of 6.1%                    $190,638     $210,828
     7-5/8% Senior Subordinated
       Debentures due 2013                 150,000      150,000
     6-3/4% Senior Subordinated Notes
       due 2003 (net of unamortized
       discount of $127 and $134)          149,873      149,866
     10-5/8% Senior Subordinated Notes
       due 1997 (net of unamortized
       discount of $33 and $42)             99,967       99,958
     Amounts due under bank credit
       agreements at floating interest
       rates, weighted average of 6.7%     140,000       22,000
     Other notes                             1,972          106
                                           732,450      632,758
     Less - current portion                   (965)        (106)

                                          $731,485     $632,652

     The Company has established a corporate debt program whereby it can issue commercial paper or similar forms of short-term debt. Although the debt instruments issued under this program are short-term in tenor, they are classified as long-term debt because (i) they are backed by long-term debt facilities (see below) and (ii) it is management's intention to continue to replace such borrowings on a rolling basis as various instruments come due and to have such borrowings outstanding for longer than one year. To the extent that the Company incurs debt under this debt program, it must maintain an equivalent amount of credit available under its revolving loan agreements with its bank group.

     In September 1993, the Company entered into revolving loan agreements consisting of a $250 million unsecured 364-day facility and a $500 million unsecured reducing revolver which matures in September 1998 (the "Revolvers"). The $250 million facility has provisions for annual renewal subject to the consent of the banks and converts to a two-year term loan if not renewed.
(3)  Long-term debt (continued)-

     The Revolvers contain financial covenants regarding minimum net worth, interest charge coverage, maximum leverage ratio, new venture capital expenditures and new venture investments. The maximum available credit under the $500 million revolver reduces by $60 million on each of March 31, 1997, September 30, 1997 and March 31, 1998. The Revolvers are for general corporate purposes. The Company currently incurs commitment fees of 22.50 basis points on the unused portion of the $250 million facility and 27.50 basis points on the unused portion of the $500 million revolver. As of July 31, 1995, the Company had $140.0 million of borrowings under the Revolvers. At such date, the Company also had $190.6 million issued under the corporate debt program thus reducing, by that amount, the credit available under the Revolvers for purposes other than repayment of the corporate debt. The fair value of the debt issued under the corporate debt program approximates the carrying amount of the debt due to the short-term maturities of the individual components of the debt.

     Pursuant to the acquisition of Gold Strike Resorts, the Company assumed a $155 million Reducing Revolving Credit Agreement (the "Credit Facility") which matures February 1, 2001. The maximum available credit under the Credit Facility was reduced to $145 million on August 1, 1995 and provides for future scheduled semi-annual reductions of such availability ranging from $5 million to $9 million. It also includes financial covenants identical to the Revolvers. As of July 31, 1995, there were no amounts outstanding under the Credit Facility.

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

     In June 1990, the Company issued $100 million principal amount of 10-5/8% Senior Subordinated Notes (the "10-5/8% Notes") due June 1997, with interest payable each June and December. The 10-5/8% Notes, which were discounted to $99.9 million are not redeemable prior to maturity and are not subject to any sinking fund requirements. Holders of the 10-5/8% Notes may require the

(3)  Long-term debt (continued) -

Company to repurchase all or any portion of their notes at par upon the occurrence of both a Designated Event (as defined in the indenture) and a Rating Decline (as defined in the indenture). As of July 31, 1995, $9.1 million principal amount of the 10-5/8% Notes was owned by one of the Company's outside directors.

     The Company has a policy aimed at managing interest rate risk associated with its current and future anticipated borrowings. This policy enables the Company to use any combination of interest rate swaps, futures, options, caps and similar arrangements. The Company has entered into various interest rate swaps, principally with its bank group, to manage interest expense, which is subject to fluctuation due to the variable rate nature of the debt under the Company's corporate debt program. The Company has interest rate swap agreements under which it pays a fixed interest rate (weighted average of approximately 8.9%) and receives a variable interest rate (weighted average of approximately 5.9% at July 31, 1995) on "initial" swaps with a current notional amount of $151 million, and pays a variable interest rate (weighted average of approximately 7.6% at July 31, 1995) and receives a fixed interest rate (weighted average of approximately 6.1%) on $95 million notional amount of "reversing" swaps. The net effect of all such swaps resulted in additional interest expense for the three and six months, due to an interest rate differential which, at July 31, 1995, was approximately 1.20% on the total notional amount of the swaps. One of the initial swaps provides for quarterly reductions in the notional amount of up to $1 million. This swap has a current notional amount of $31.5 million, but declines to $22.5 million by its termination date in fiscal 1999. Excluding this swap, the remaining initial swaps have the following termination dates: $35 million in fiscal 1996, $30 million in fiscal 1997, $29.5 million in fiscal 1999 and $25 million in fiscal 2000. The reversing swaps expire as follows:
$35 million in fiscal 1996, $30 million in fiscal 1997 and $30 million in fiscal 2002. In addition to the aforementioned swaps, the Company has entered into an interest rate swap with a notional amount of $100 million in which the Company pays a floating rate (6.2% at July 31, 1995 and capped at 6.5%) and receives a fixed interest rate of 4.75%. This swap corresponds in both notional amount and maturity to the Company's 10-5/8% Notes due in 1997. The variable interest rates which the Company pays or receives under the various swaps are based primarily upon the London Interbank Offering Rate (LIBOR). The Company is exposed to credit loss in the event of nonperformance by the other
(3)  Long-term debt (continued) -

parties to the interest rate swap agreements. However, the Company considers the risk of nonperformance by the counter-parties to be minimal because the parties to the swaps and reverse swaps are predominantly members of the Company's bank group.

     As of July 31, 1995, under the Company's most restrictive loan covenants, the Company was restricted as to the payment of dividends or the purchase of its own capital stock in excess of approximately $75 million and was restricted from issuing additional debt in excess of approximately $500 million.

(4)  Warrants, stock options and stock rights -

     In June 1989, the stockholders approved a stock purchase warrant plan enabling the Company to offer warrants to its officers and other key employees to purchase up to 4.5 million shares of the Company's common stock. In accordance with the provisions of such plan, the 4.5 million warrants were issued in June 1989 at a price of $.17 per warrant with an exercise price of $14.33 ($.67 per share over the fair market value on the date the warrants were authorized). Each warrant has a term of seven years, with 50% of the warrants becoming exercisable two years from the date of grant and the remaining 50% three years from the date of grant. As of July 31, 1995, warrants representing 3.8 million shares had been exercised, including warrants representing 312,000 shares which were exercised during the six months ended July 31, 1995.

     The Company also has various stock option plans for executive, managerial and supervisory personnel as well as the Company's outside directors and consultants. The plans permit grants of options, performance shares and restricted stock relating to the Company's common stock. During the six months ended July 31, 1995, options for 3,330,000 shares (including options for 2,000,000 shares for which the Company received a $2 million option purchase price) were granted at prices ranging from $25.25 to $35.33 with a weighted average exercise price of $28.28 per share, while options for 276,755 shares were exercised at prices ranging from $11.75 to $26.88 with a weighted average exercise price of $22.45 per share. As of July 31, 1995, options for 7.3 million shares remained exercisable at prices ranging from $8.58 to $39.34 with a weighted average exercise price of $24.47 per share, while options covering 2.9 million shares remained available for grant. The stock options are generally exercisable in one or more installments beginning not less than nine months after the grant date.

(4)  Warrants, stock options and stock rights (continued) -

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

(5)  Redeemable Preferred Stock -

     In connection with the acquisition of Gold Strike Resorts, New Way, Inc., a wholly-owned subsidiary of the Company, issued 1,069,926 shares of $10.00 Cumulative Preferred Stock. Dividends are payable when, as and if declared by the Board of Directors. Each share of preferred stock is exchangeable for approximately
3.9 shares of the Company's common stock, however no dividends are payable in the event of exchange. The preferred stock is exchangeable by the holder thereof after two years from the date of issuance, and by the company on the occurrence of certain events, including a merger of New Way, Inc. into another subsidiary of the Company. The exchange rate is subject to adjustment in the event of certain dilutive events. The preferred stock is subject to mandatory redemption on the fifteenth anniversary of the date of original issuance at a price equal to the liquidation preference ($100) plus all unpaid dividends. Of the preferred shares issued, 866,640 were issued to another wholly-owned subsidiary of the company.


(6)  Preferred stock -

     The Company is authorized to issue up to 75 million shares of $.01 par value preferred stock in one or more series having such respective terms, rights and preferences as are designated by the Board of Directors. No preferred stock has yet been issued.

(7)  Earnings per share -

     Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Outstanding stock options and warrants and exchangeable preferred stock are not included in earnings per share computations since their assumed exercise or conversion would not have a material dilutive effect.

(8)  Investments in joint ventures -

     The Company has investments in joint ventures that are accounted for on the equity method. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of earnings or losses of these companies. Investments in joint ventures consist of the following (in thousands):
                                          July 31,   January 31,
                                            1995        1995
                                        (Unaudited)
 Circus and Eldorado Joint Venture (50%)
 (Hotel/Casino, Reno, Nevada)            $ 51,467    $  55,256
 Windsor Casino Limited (33 1/3%)
 (Hotel/Casino, Windsor, Canada)            8,008        5,413
 American Entertainment, L.L.C. (50%)
 (Riverboat Casino, Chalmette, Louisiana)       -       14,171
 Elgin Riverboat Resort (50%)
 (Riverboat Casino, Elgin, Illinois)       55,468            -
 Victoria Partners (50%)
 (Hotel/Casino, Las Vegas, Nevada)         36,201            -
                                         $151,144    $  74,840

     In June 1995, the Company purchased the remaining 50% interest in American Entertainment, L.L.C. from the other joint venturer and in July 1995, the Company sold the unfinished riverboat project (see Note 9 for additional details). The Company's 50% interests in each of Elgin Riverboat Resort and Victoria Partners were acquired as part of the merger with Gold Strike Resorts. For the six months ended July 31, 1995 and 1994, the joint ventures which were in operation during such periods contributed approximately $6.8 million and $2.0 million, respectively, to the Company's operations (included in "Other Revenue" on the accompanying condensed consolidated statements of income).

(9) Abandonment Loss -

     During the second quarter, the Company wrote-off $45.1 million of costs associated with various assets which were disposed of or whose values had otherwise become impaired. The Company sold its partially completed riverboat gaming facility in Chalmette, Louisiana for $4 million. The Company had a net investment (including a loan to the other joint venturer) of $35.5 million in this project and thus recognized a loss of $31.5 million on this sale. After reevaluating the New Orleans market, the Company determined that this project could no longer promise a sufficiently high rate of return to meet Company objectives.

     The Company wrote off $6.2 million representing the remaining value of the parking garage and people mover at Circus Circus-Reno which will be demolished for an expansion of that property. The Company also wrote-off $3.7 million for the recently dismantled monorail system between Luxor and Excalibur, $2.1 million for an inactive gondola system at Circus Circus-Las Vegas which will be removed in the near future, and $1.6 million for miscellaneous other assets.

(10)  Commitments and contingent liabilities -

      In December 1993, Windsor Casino Limited, a corporation owned equally by Circus Circus Enterprises, Inc., Caesars World, Inc. and Hilton Hotels Corporation or their subsidiaries, was selected to exclusively negotiate an agreement to design, build and operate a casino complex in Windsor, Ontario, Canada. The planned complex will include casino, showroom and meeting facilities as well as a 300-room hotel, all located in Windsor's central business district, immediately across the Detroit River from Detroit, Michigan. An interim casino, operated by Windsor Casino Limited, opened in May 1994. The corporation is currently negotiating the agreement for a permanent facility, which is expected to be completed in 1997.

     On July 28, 1995, the Silver Legacy, a 50/50 joint venture with the Eldorado Hotel/Casino (a privately held company) opened in downtown Reno, Nevada. The Silver Legacy is themed as a turn-of-the-century silver mining town and is located on a site between Circus Circus-Reno and the Eldorado, connected to both properties by enclosed skyways. The cost of the initial phase of Silver Legacy was approximately $350 million (excluding capitalized interest and preopening expenses), of which the venturers contributed $103.8 million in equity. On May 31, 1995, the joint venture completed a $230 million bank credit agreement with its bank group. Part of the proceeds of this loan were used to repay amounts previously lent to the joint venture by the Company. As a condition to the credit agreement, Circus

(10)  Commitments and contingent liabilities (continued) -

guaranteed completion of Silver Legacy and, in addition, entered into a make-well agreement whereby it is obligated to make additional contributions to the joint venture as may be necessary to maintain a minimum coverage ratio (as defined). As of July 31, 1995, the Company had a net equity investment of approximately $51.5 million in the project and had outstanding loans to the joint venture in the principle amount of $30.2 million.

     The Company owns a 50% interest in a joint venture with Mirage Resorts, Incorporated which is developing Monte Carlo, a major destination resort under construction on the Las Vegas Strip for which the Company serves as the venture's manager. Monte Carlo has an estimated cost of $344 million (including land, capitalized interest and preopening expenses), and the Company is obligated to fund any portion of such cost in excess of certain equity contributions and the funding provided by a $185 million construction loan. As a condition to the construction loan, the Company has guaranteed the completion of Monte Carlo. The Company's total equity contribution is anticipated to be approximately $63 million, of which $35.1 million had been funded as of July 31, 1995. Monte Carlo is scheduled to open in the summer of 1996.

     On September 1, 1995, the Company completed the previously announced acquisition of the Hacienda Hotel and Casino in Las Vegas for approximately $80 million. The Hacienda is located on 47 acres of land adjacent to Luxor, and contains approximately 1,100 rooms and 50,000 square feet of casino space.

     The Company has funded the above projects from internal cash flows, project specific financing or its revolving lines of credit, and anticipates that future funding for such projects will be from these sources, including the revolving lines of credit, currently at $895 million, of which approximately $564 million was not drawn as of July 31, 1995.

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




             CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Unaudited)


                    RESULTS OF OPERATIONS

Earnings per Share

For the second quarter ended July 31, 1995, the Company reported net income of $7.3 million, or $.08 per share, versus $36.5 million, or $.43 per share last year. For the six months, net income was $46.7 million, or $.51 per share, against $68.8 million, or $.80 per share in the prior year. Results were significantly affected by one-time asset write-offs totaling $45.1 million, as well as the recognition of approximately $6.2 million representing the Company's 50% share of preopening expenses related to the July 28 opening of the Silver Legacy in Reno, Nevada. (See Financial Position and Capital Resources for additional information regarding the Silver Legacy.)

Of the $45.1 million in asset write-offs in the second quarter, $31.5 million related to the discontinued riverboat project in Chalmette, Louisiana. (See Financial Position and Capital Resources for additional details regarding this project.) In addition to Chalmette, the Company wrote off $6.2 million representing the remaining value of a parking garage and people mover at Circus Circus-Reno which will be demolished for an expansion of that property. The Company also wrote-off $3.7 million for the recently dismantled monorail between Luxor and Excalibur, $2.1 million for an inactive gondola system at Circus Circus-Las Vegas and $1.6 million for miscellaneous other assets.

The second quarter results reflect two months of combined performance of Circus and Gold Strike Resorts, which the Company acquired on June 1 in exchange for 16,291,551 shares of its common stock and preferred stock of a subsidiary which is convertible into an additional 793,156 shares of the Company's common stock, plus the payment of $12 million in cash and the assumption of approximately $165 million in debt. During the quarter, the Company's growth in operating income (before the write-offs) derived from strong performances at the Company's two riverboat casinos--The Grand Victoria in Elgin, Illinois (formerly a Gold Strike property) and Circus Circus in Tunica, Mississippi. Neither casino was in operation in the second quarter last year.

Revenues

Revenues for the Company increased $26.9 million, or 9%, for the three months and $37.0 million, or 6%, for the six months, compared to the prior year. Circus Circus-Tunica, which was not open in the prior year, was a principal factor in this growth, posting revenues of $15.9 million in the quarter and $32.5 million in the six month period.

The acquisition of Gold Strike Resorts on June 1 also contributed to this increase, as the hotel/casino operations in Jean and Henderson, Nevada recorded $16.4 million in revenues for the quarter and six months. Additionally, the Company's 50% interest in The Grand Victoria, a joint venture riverboat casino in Elgin, Illinois, added $8.6 million, which was reflected in other revenues.

In Las Vegas, revenues at the Company's major properties (Circus Circus-Las Vegas, Luxor and Excalibur) were down approximately 3% compared with the prior year, both in the quarter and on a year-to-date basis. While casino revenues at these properties were down approximately 7% in the quarter and six months, this was partially offset by higher room revenues stemming from higher average room rates. Occupancy rates remained strong at nearly 100% for each of these properties. While the broadening appeal of Las Vegas has contributed to increased visitor counts and strong hotel occupancy rates, customers are spending relatively less on gaming and more in the other areas of the mega-resorts.

On a combined basis, the Company's Laughlin properties were down approximately 11% in revenues in the quarter and six months. In February, a new Indian casino opened over 300 rooms and another competitor in Laughlin opened more than 700 additional rooms. Laughlin has also felt the effect of competition from the new mega-resorts in Las Vegas, as well as the effect of unregulated Indian gaming in its prime Arizona feeder markets.

Operating Income

Income from operations (excluding the write-off of assets and the recognition of Silver Legacy preopening expenses) increased $7.5 million, or 11%, in the second quarter and $17.5 million, or 14%, in the six months, versus the comparable periods last year. The Company's composite operating margin (excluding the asset write-offs and preopening expenses) was 22.7% and 23.4% for the three and six months, versus 22.7% and 22.1% last year.

As mentioned above, The Grand Victoria riverboat (a 50/50 joint venture with the Hyatt) was the main contributor to the increase in operating income, producing $7.8 million in the two months it was owned by the Company. Since it opened in October 1994, The Grand Victoria has become one of the most successful casino riverboats in the country. Circus Circus-Tunica was also a significant contributor, generating $5.2 million in operating income in the quarter and $11.3 million on a year-to-date basis, versus the prior year when it was not yet open.


The Company's Laughlin properties reported a combined decrease of approximately 30% in operating income in the second quarter and 26% on a year-to-date basis. Operating margins also declined. The additional competition in Laughlin is particularly evident in room rates, which decreased from the prior year (contrary to the trend in the Las Vegas market), while occupancy levels also declined. The Company's Laughlin properties produced approximately $10 million in operating cash flow for the quarter and nearly $23 million for the six months.

Before write-offs, operating income at the Company's Las Vegas properties was down moderately compared with the prior year, while Circus Circus-Reno showed a mild increase in both the three and six months.

Interest Expense

Interest expense increased $3.5 million and $5.4 million for the three and six months compared to the prior year. This increase was due to higher borrowings, stemming principally from the assumption of approximately $165 million in debt in connection with the Gold Strike acquisition. Capitalized interest was $1.9 million and $3.3 million for the three months and six months ended July 31, 1995, versus $1.3 million and $1.5 million a year ago. At July 31, 1995, long-term debt stood at $731 million compared to $605 million at July 31, 1994.

Income Tax

The Company's effective tax rate for the three and six months ended July 31, 1995 was approximately 43% and 37%. The quarter's unusually high tax rate reflects the corporate statutory rate of 35% plus the effect of various non-deductible expenses, primarily goodwill amortization associated with the Gold Strike merger. The Company expects its normalized tax rate in future quarters to be approximately 37%. The effective tax rate for the three and six months ended July 31, 1994 was approximately 36%.

Financial Position and Capital Resources

The Company had cash and cash equivalents of $62.7 million at July 31, 1995. Circus' pre-tax cash flow from operations was $99.6 million and $193.3 million for the three and six months ended July 31, 1995 versus $89.0 million and $171.0 million in the prior year--increases of 11.9% and 13.0%, respectively. In this context, pre-tax cash flow from operations is defined as the Company's income from operations before asset write-offs and preopening expenses, plus non-cash operating expenses (primarily depreciation and amortization).


Capital expenditures for the three and six months ended July 31, 1995 were $14.4 million and $97.2 million. For the six months, $73.4 million related to the acquisition of 73 acres of undeveloped land south of Luxor (see additional discussion below).

On June 1, 1995, the Company completed the acquisition of Gold Strike Resorts pursuant to an agreement entered into as of March 19, 1995. As a result of the acquisition, the Company now owns and operates three gaming properties in Nevada (Gold Strike Hotel and Gambling Hall and Nevada Landing in Jean, and Railroad Pass in Henderson). It also holds a 50% interest in and operates The Grand Victoria riverboat in Elgin, Illinois (which opened in October 1994), and holds a 50% interest in a joint venture with Mirage Resorts, Incorporated which is developing Monte Carlo, a major destination resort under construction on the Las Vegas Strip for which it serves as the venture's manager. In exchange for the equity interests in these properties, the Company issued 16,291,551 shares of its common stock and preferred stock of a subsidiary which is convertible into an additional 793,156 shares of the Company's common stock and paid approximately $12 million in cash, while assuming approximately $165 million in debt. The Company does not anticipate that the transaction will have a materially dilutive impact on earnings per share.

The Monte Carlo, the joint venture project with Mirage, will feature over 3,000 rooms and a 90,000 square foot casino, with a palatial style reminiscent of the Belle Epoque, the French Victorian architecture of the late 19th century. This project has an estimated cost of $344 million (including land, capitalized interest and preopening expenses), and the Company is obligated to fund any portion of such cost in excess of certain equity contributions and the funding provided by a $185 million construction loan. The Company's total equity contribution is anticipated to be approximately $63 million, of which $35.1 million had been funded as of July 31, 1995. Monte Carlo is scheduled to open in the summer of 1996.

During the quarter, as noted above, the Company sold its partially completed riverboat gaming facility in Chalmette, Louisiana for $4 million. The Company had owned a 50% interest in the joint venture engaged in the development of this project, which was to be located approximately 20 minutes from downtown
New Orleans.   After re-evaluating the changing circumstances in
the New Orleans market, the Company determined that the project could no longer promise a sufficiently high rate of return to meet its objectives. The Company had a net investment in or commitments for this project of approximately $25.5 million and a loan to the other joint venturer of $10 million, resulting in a net write-off of $31.5 million in connection with the disposition.

On July 28, 1995, the Silver Legacy, a 50/50 joint venture with the Eldorado Hotel/Casino (a privately held company) opened in downtown Reno, Nevada. The Silver Legacy is themed as a turn-of-the-century silver mining town and is located on a site between Circus Circus-Reno and the Eldorado, connected to both properties by enclosed skyways. The cost of the initial phase of Silver Legacy was approximately $350 million (excluding capitalized interest and preopening expenses), of which the venturers contributed $103.8 million in equity. On May 31, 1995, the joint venture completed a $230 million bank credit agreement with its bank group. Part of the proceeds of this loan were used to repay amounts previously lent to the joint venture by the Company. As a condition to the credit agreement, Circus guaranteed completion of Silver Legacy and, in addition, entered into a make-well agreement whereby it is obligated to make additional contributions to the joint venture as may be necessary to maintain a minimum coverage ratio (as defined). As of July 31, 1995, the Company had a net equity investment of approximately $51.5 million in the project and had outstanding loans to the joint venture in the principle amount of $30.2 million.

On September 1, 1995, the Company completed the previously announced acquisition of the Hacienda Hotel and Casino in Las Vegas for approximately $80 million. The Hacienda is located on 47 acres of land adjacent to Luxor, and contains approximately 1,100 rooms and 50,000 square feet of casino space. Previously, in March 1995, the Company purchased approximately 73 acres of undeveloped land at the northwest corner of Russell Road and the Las Vegas Strip, just south of the Hacienda, at a cost of approximately $73 million. Both of these acquisitions were financed under the Company's bank lines of credit. The Company is developing a master plan for these sites as well as expansion and improvements of Luxor and Excalibur.

As a first step to this master plan, the Company expects to commence construction on a major expansion at Luxor by the end of the current fiscal year. The expansion will involve a 1,780 room addition, raising the total rooms at Luxor to approximately 4,300. The new rooms will be arranged in a low-rise, villa-style configuration around the pyramid, featuring lush courtyards and terraces. The expansion will also include additional casino space, retail area, restaurants, and a multi-purpose showroom, as well as a signature "dark" ride with a working title of "Tutmania", an adventure through the fabled and enchanted tombs of ancient Egypt. The first block of rooms should be open by fall 1996. The estimated cost for this expansion is expected to be between $225 and $250 million. It is the Company's belief that the Las Vegas market can readily absorb significant new capacity, including that contemplated in its master plan.


Furthermore, the focus in Las Vegas has shifted toward the south end of the Las Vegas Strip, where the Company will be developing its master plan at what is essentially the gateway to Las Vegas.

In December 1993, Windsor Casino Limited, a corporation owned equally by Circus Circus Enterprises, Inc., Caesars World, Inc. and Hilton Hotels Corporation or their subsidiaries, was selected to exclusively negotiate an agreement to design, build and operate a casino complex in Windsor, Ontario, Canada. The planned complex will include casino, showroom and meeting facilities as well as a 300-room hotel, all located in Windsor's central business district, directly across the Detroit River from Detroit, Michigan. An interim casino, operated by Windsor Casino Limited, opened in May 1994. The corporation is currently negotiating an agreement for a permanent facility, expected to be completed in 1997. As of July 31, 1995, Circus had a net equity investment of approximately $8.0 million in this project.

The Company's Board of Directors has authorized the repurchase of up to 15% of the Company's common stock, subject to share price. In the past, Circus has been a periodic repurchaser of its shares at the same time that it has increased its operating capacity.

The Company believes that it has sufficient capital resources through its existing bank arrangements and its operating cash flows to meet all of its existing cash obligations, fund its commitments on each of the above discussed projects and strategically repurchase shares. The Company anticipates that additional funds could, however, be raised through debt or equity if necessary.



PART II. OTHER INFORMATION


Item 1.   Legal Proceedings.

     An amended complaint in a purported class action lawsuit was filed on August 23, 1995 in the United States District Court for the District of New Jersey, Camden Division, against 79 named defendants, including the Company and other casino operators, and the Company received service of process in connection with such suit on August 31, 1995. The complaint, filed on behalf of Thomas Hyland and other persons similarly situated, alleges that the defendants have engaged in a course of conduct involving conspiracy among casinos in the United States to refuse to deal to skilled blackjack players who are capable of winning money at the casinos' blackjack tables in violation of various statutory provisions including the Sherman Act, the Fair Credit Reporting Act and various state antitrust and consumer fraud laws. The complaint also asserts pendant causes of action under the tort and contract laws of states where it is alleged that refusal to deal to skilled players is illegal. The complaint seeks recovery of any compensatory damages determined to have been sustained as a result of the alleged violations as well as exemplary damages, including treble damages for alleged violations of the Sherman Act. Management believes that the claims against the Company are wholly without merit and does not expect that the lawsuit will have a material adverse effect on the Company's financial position or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders.

     The 1995 Annual Meeting of the Company's stockholders was held June 22, 1995. At the meeting, management's nominees, William N. Pennington, Tony Coelho and Carl F. Dodge, were elected to fill the three available positions as Class I directors. Voting (expressed in numbers of shares) was as follows: Mr. Pennington -- 67,828,893 for, 2,831,551 against or withheld and no abstentions or broker non-votes; Mr. Coelho -- 67,755,274 for, 2,905,170 against or withheld and no abstentions or broker non-votes; and Mr. Dodge -- 67,817,984 for, 2,842,460 against or withheld and no abstentions or broker non-votes.

     At the meeting, a 1995 Special Stock Option Plan providing for the issuance of up to 3,300,000 shares of the Company's Common Stock was approved by a vote of 54,276,728 shares for, 15,998,370 shares against or withheld and 385,346 abstentions or broker non-votes.

     At the meeting, an Executive Officer Bonus Plan was approved by a vote of 66,068,821 shares for, 4,151,671 shares against or withheld and 439,952 abstentions or broker non-votes.

     At the meeting, stockholders ratified the appointment of Arthur Andersen LLP as the Company's independent auditors to examine and report on its financial statements for the fiscal year ending January 31, 1996, by a vote of 70,286,834 shares for, 154,517 shares against or withheld and 219,093 abstentions or broker non-votes.

Item 6.   Exhibits and Reports on Form 8-K.

     (a) The exhibits filed as part of this report are listed on the Index to Exhibits accompanying this report.

     (b) Reports on Form 8-K. During the period covered by this report, the Company made a filing on Form 8-K dated June 1, 1995, which included information in response to items 2 and 7 of Form 8-K. The financial statements required in item 7 were (in accordance with paragraph (a)(4) of item 7) filed by an amendment on Form 8-K/A dated August 11, 1995. Such financial statements, which relate to the Company's acquisition described in item 2 of such Form 8-K, consist of the following:

     (1)  The audited combined financial statements of Gold
          Strike Resorts for the years ended December 31, 1994 and 1993.

     (2)  The audited financial statements of Elgin Riverboat
          Resort - Riverboat Casino for the years ended December
          31, 1994 and 1993.

     (3) Combined pro forma balance sheets of the Company as of April 30, 1995 and Gold Strike Resorts as of May 31,
          1995.

     (4) Combined pro forma income statements of the Company for the twelve months ended January 31, 1995 and Gold
          Strike Resorts for the twelve months ended December 31, 1994.

     (5) Combined pro forma income statements of the Company for the three months ended April 30, 1995 and Gold Strike
          Resorts for the three months ended May 31, 1995.

                            SIGNATURES


       Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 CIRCUS CIRCUS ENTERPRISES, INC.
                                        (Registrant)



Date:  September 13, 1995      By CLYDE T. TURNER
                                  Clyde T. Turner
                                  Chairman of the Board and
                                  Chief Executive Officer




Date:  September 13, 1995      By GLENN W. SCHAEFFER
                                  Glenn W. Schaeffer
                                  President and Chief Financial
                                  Officer



                         INDEX TO EXHIBITS



Exhibit
  No.                        Description

10(a). Reducing Revolving Loan Agreement, dated as of December 21, 1994, among Victoria Partners, each bank party thereto, The Long-Term Credit Bank of Japan, Ltd., Los Angeles Agency, and Societe Generale, as Co-agents, and Bank of America National Trust and Savings Association, as Administrative Agent (without Schedules or Exhibits) (the "Victoria Partners Loan Agreement"). Incorporated by reference to Exhibit 99.2 to Amendment No. 1 on Form 8-K/A to the Current Report on Form 8-K dated December 9, 1994 of Mirage Resorts, Incorporated. Commission File No. 1-6697.

10(b). Amendment No. 1 to the Victoria Partners Loan Agreement, dated as of January 31, 1995. Incorporated by reference to Exhibit 10(uu) to the Annual Report on Form 10-K for the year ended December 31, 1994 of Mirage Resorts Incorporated. Commission File No. 1-6697.

10(c). Amendment No. 2 to the Victoria Partners Loan Agreement, dated as of June 30, 1995. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 of Mirage Resorts, Incorporated. Commission File No. 1-6697.

10(d). Amendment No. 3 to the Victoria Partners Loan Agreement, dated as of July 28, 1995. Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 of Mirage Resorts, Incorporated. Commission File No. 1-6697.

10(e). Joint Venture Agreement, dated as of December 9, 1994, between MRGS Corp. and Gold Strike L.V. (without Exhibit) (the "Victoria Partners Venture Agreement"). Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated December 9, 1994 of Mirage Resorts, Incorporated. Commission File No. 1-6697.

10(f). Amendment No. 1 to the Victoria Partners Venture Agreement dated as of April 17, 1995. Incorporated by reference to Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995 of Mirage Resorts, Incorporated. Commission File No. 1-6697.

10(g). Joint Venture Agreement, dated as of December 18, 1992, between Nevada Landing Partnership and RBG, L.P.

10(h).    Amendment dated July 15, 1993 to the Joint Venture
          Agreement between Nevada Landing Partnership and RBG,
          L.P.

10(i).    Amendment dated October 6, 1994 to the Joint Venture
          Agreement between Nevada Landing Partnership and RBG,
          L.P.

10(j).    Amendment dated June 1, 1995 to the Joint Venture
          Agreement between Nevada Landing Partnership and RBG,
          L.P.

27.       Financial Data Schedule for the six months ended July
          31, 1995.