Form 10-Q
period 1995-10-31
CIRCUS CIRCUS ENTERPRISES INC
filed 1995-12-14
CIK 725549

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

                              FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         October 31, 1995

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

            Class                     Outstanding at November 30,1995
Common Stock, $.01-2/3 par value                102,891,003 shares

           CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

                               Form 10-Q

                                INDEX
                                                            Page No.

Part I. FINANCIAL INFORMATION

     Item 1.  Financial Statements:

              Condensed Consolidated Balance Sheets at
              October 31, 1995 (Unaudited) and January 31,
              1995...........................................    3-4

              Condensed Consolidated Statements of Income
              (Unaudited) for the Three and Nine Months
              Ended October 31, 1995 and 1994................      5

              Condensed Consolidated Statements of Cash
              Flows (Unaudited) for the Nine Months Ended
              October 31, 1995 and 1994......................    6-7

              Notes to Condensed Consolidated Financial
              Statements (Unaudited).........................   8-17

     Item 2.  Management's Discussion and Analysis of Fi-
              nancial Condition and Results of Operations....  18-24

Part II. OTHER INFORMATION                                     25-27



Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                  ASSETS
                                               October 31,    January 31,
                                                  1995           1995
                                               (Unaudited)
CURRENT ASSETS:

   Cash and cash equivalents................     $ 74,705     $ 53,764

   Receivables..............................       14,535        8,931

   Inventories..............................       21,663       22,660

   Prepaid expenses.........................       22,066       20,103

        Total current assets................      132,969      105,458

PROPERTY, EQUIPMENT AND LEASEHOLD INTERESTS,
   at cost, less accumulated depreciation
   and amortization of $470,305 and $412,909
   respectively.............................    1,468,036    1,239,062

EXCESS OF PURCHASE PRICE OVER FAIR MARKET
   value of net assets acquired, net........      396,729        9,836

NOTES RECEIVABLE............................       25,957       68,083

INVESTMENTS IN JOINT VENTURES...............      160,797       74,840

OTHER ASSETS................................       12,171        9,806

       Total Assets.........................   $2,196,659   $1,507,085




           The accompanying notes are an integral part of these condensed consolidated financial statements.

              CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share data)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      October 31,   January 31,
                                                          1995         1995
                                                      (Unaudited)
CURRENT LIABILITIES:

    Current portion of long-term debt................  $    920     $    106

    Accounts payable - trade ........................    20,216       12,102

    Accounts payable - construction..................         -        1,101

    Accrued liabilities .............................    88,737       68,576

    Income tax payable ..............................     2,931          123

           Total current liabilities ................   112,804       82,008

LONG-TERM DEBT ......................................   740,291      632,652

DEFERRED INCOME TAX .................................   139,235      105,313

OTHER LONG-TERM LIABILITIES .........................       904          988

           Total liabilities ........................   993,234      820,961

REDEEMABLE PREFERRED STOCK...........................    18,530            -

STOCKHOLDERS' EQUITY:

    Common stock, $.01-2/3 par value
      Authorized - 450,000,000 shares
      Issued - 112,781,312 and 96,441,357 shares ....     1,880        1,607

    Preferred stock, $.01 par value
      Authorized - 75,000,000 shares ................         -            -

    Additional paid-in capital ......................   521,684      124,960

    Retained earnings ...............................   847,997      754,732

    Treasury stock (9,902,309 and 10,589,309 shares),
      at cost........................................  (186,666)    (195,175)

           Total stockholders' equity ............... 1,184,895      686,124

           Total Liabilities and
             Stockholders' Equity .................. $2,196,659   $1,507,085

            The accompanying notes are an integral part of these
                condensed consolidated financial statements.

            CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except share data)
                               (Unaudited)

                                       Three Months          Nine Months
                                     Ended October 31,     Ended October 31,
REVENUES:                             1995       1994       1995       1994
  Casino ......................... $176,246   $161,616   $498,920   $463,322
  Rooms ..........................   74,059     60,688    209,260    173,724
  Food and beverage ..............   53,540     49,023    153,159    146,673
  Other ..........................   42,246     43,242    122,772    130,398
  Earnings of unconsolidated
    affiliates....................   20,760      1,480     27,584      3,439
                                    366,851    316,049  1,011,695    917,556
  Less-complimentary allowances ..  (12,645)    (9,436)   (35,690)   (26,147)
                                    354,206    306,613    976,005    891,409
COSTS AND EXPENSES:
  Casino .........................   72,318     63,663    202,719    183,334
  Rooms ..........................   29,096     24,052     82,576     72,124
  Food and beverage ..............   49,941     45,864    141,644    138,233
  Other operating expenses .......   24,856     28,068     70,145     82,548
  General and administrative .....   58,185     48,014    161,656    136,755
  Depreciation and amortization ..   24,012     20,345     69,575     61,239
  Preopening expense..............        -      3,012          -      3,012
  Abandonment loss................        -          -     45,148          -
                                    258,408    233,018    773,463    677,245

OPERATING PROFIT BEFORE CORPORATE
  EXPENSE ........................   95,798     73,595    202,542    214,164

CORPORATE EXPENSE ................    7,399      5,381     18,732     16,695

INCOME FROM OPERATIONS ...........   88,399     68,214    183,810    197,469

OTHER INCOME (EXPENSE):
  Interest, dividend and
    other income (expense)........    3,526         28      8,411       (572)
  Interest expense ...............  (15,738)   (10,528)   (41,782)   (31,193)
                                    (12,212)   (10,500)   (33,371)   (31,765)
INCOME BEFORE PROVISION FOR
  INCOME TAX......................   76,187     57,714    150,439    165,704

  Provision for income tax .......   29,603     21,118     57,174     60,269

NET INCOME ....................... $ 46,584   $ 36,596   $ 93,265   $105,435

EARNINGS PER SHARE................ $    .45   $    .43   $    .98   $   1.23

  Average shares outstanding ...102,824,169 85,705,133 95,292,952 85,827,063



          The accompanying notes are an integral part of these condensed consolidated financial statements.

             CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)
                               (Unaudited)
                                                          Nine Months
                                                       Ended October 31,
                                                       1995       1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $ 93,265   $105,435
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                     71,239     62,468
     Loss on disposition of fixed assets               10,959        800
     Increase in other current assets                  (5,082)    (7,349)
     Decrease in other non-current assets                 647      5,315
     Increase in interest payable                       8,940      8,557
     Increase in income tax payable                     2,808      5,018
     Increase in other current liabilities             11,134     16,803
     Increase in deferred taxes                        16,579     12,760
     Decrease in other non-current liabilities            (49)       (49)
          Total adjustments                           117,175    104,323

          Net cash provided by operating activities   210,440    209,758

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               (192,378)  (141,464)
  Increase (decrease) in construction payables         (1,101)     3,050
  (Increase) decrease in investments in joint ventures  4,607    (67,073)
  (Increase) decrease in loans to joint ventures       42,126    (17,298)
  Net cash paid for acquisition of Gold Strike Resorts (3,413)         -
  Proceeds from sale of equipment and other assets        979        400

          Net cash used in investing activities      (149,180)  (222,385)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net effect on cash of issuances and payments
    of debt with initial maturities of
    three months or less                              (64,891)    40,886
  Issuances of debt with original maturities
    in excess of three months                          20,652          -
  Principal payments of debt with original
    maturities in excess of three months              (12,423)      (125)
  Exercise of stock options and warrants               14,695      1,821
  Purchases of treasury stock                               -    (15,031)
  Sale of stock warrants                                2,000          -
  Other                                                  (352)       (31)

          Net cash provided by (used in)
            financing activities                      (40,319)    27,520

Net increase in cash and cash equivalents              20,941     14,893

Cash and cash equivalents at beginning of period       53,764     39,110

Cash and cash equivalents at end of period           $ 74,705   $ 54,003

             CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)
                               (Unaudited)
                               (continued)


                                                         Nine Months
                                                       Ended October 31,
                                                       1995       1994

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
  Interest (net of amount capitalized)               $  28,961  $ 21,831
  Income tax                                         $  37,863  $ 42,500

Acquisition of Gold Strike Resorts:
  Current assets, other than cash                    $  (1,487) $      -
  Property and equipment                              (115,708)        -
  Other assets                                        (484,508)        -
  Current liabilities                                    9,627         -
  Long-term debt                                       163,978         -
  Other liabilities                                     17,344         -
  Subsidiary preferred stock                            18,530         -
  Stockholders' equity                                 388,811         -

       Net cash used to acquire Gold Strike Resorts  $  (3,413) $      -




         The accompanying notes are an integral part of these condensed consolidated financial statements.

         CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All information for the three and nine months ended October 31, 1995 and 1994 is unaudited.)


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

     Certain reclassifications have been made to the financial statements for the three and nine months ended October 31, 1994 to conform to the financial statement presentation for the three and nine months ended October 31, 1995. These reclassifications have no effect on net income.

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

     The following unaudited pro forma information combines the consolidated results of operations of the Company and Gold Strike Resorts for the nine months ended October 31, 1995 and 1994 as if the acquisition had occurred on February 1, 1995 and 1994, respectively, after giving effect to amortization of goodwill and increased corporate expense primarily due to employment contracts entered into as a result of the merger. The pro forma informa-tion is not necessarily indicative of the results of operations which would have actually been obtained during such periods.

                                      Nine Months
(in thousands, except              Ended October 31,
   share data)                      1995        1994

Revenue                           $1,029,789  $976,705
Net income                        $  100,910  $107,801
Earnings per share                $      .98  $   1.06

(3)  Long-term debt -

     Long-term debt consists of the following (in thousands):

                                         October 31,  January 31,
                                            1995         1995
                                         (Unaudited)
     Amounts due under corporate
       debt program at floating
       interest rates, weighted
       average of 6.0%                    $190,816     $210,828
     7-5/8% Senior Subordinated
       Debentures due 2013                 150,000      150,000
     6-3/4% Senior Subordinated Notes
       due 2003 (net of unamortized
       discount of $123 and $134)          149,877      149,866
     10-5/8% Senior Subordinated Notes
       due 1997 (net of unamortized
       discount of $29 and $42)             99,971       99,958
     Amounts due under bank credit
       agreements at floating interest
       rates, weighted average of 6.5%     145,000       22,000
     Other notes                             5,547          106
                                           741,211      632,758
     Less - current portion                   (920)        (106)

                                          $740,291     $632,652

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

(3)  Long-term debt (continued)-

     The Revolvers contain financial covenants regarding minimum net worth, interest charge coverage, maximum leverage ratio, new venture capital expenditures and new venture investments. The maximum available credit under the $500 million revolver reduces by $60 million on each of March 31, 1997, September 30, 1997 and March 31, 1998. The Revolvers are for general corporate purposes. The Company currently incurs commitment fees of 22.50 basis points on the unused portion of the $250 million facility and 27.50 basis points on the unused portion of the $500 million revolver. As of October 31, 1995, the Company had $145.0 million of borrowings under the Revolvers. At such date, the Company also had $190.8 million issued under the corporate debt program thus reducing, by that amount, the credit available under the Revolvers for purposes other than repayment of the corporate debt. The fair value of the debt issued under the corporate debt program approximates the carrying amount of the debt due to the short-term maturities of the individual components of the debt.

     Pursuant to the acquisition of Gold Strike Resorts, the Company assumed a $155 million Reducing Revolving Credit Agreement (the "Credit Facility") which matures February 1, 2001. The maximum available credit under the Credit Facility was reduced to $145 million on August 1, 1995 and provides for future scheduled semi-annual reductions of such availability ranging from $5 million to $9 million. It also includes financial covenants identical to the Revolvers. As of October 31, 1995, there were no amounts outstanding under the Credit Facility.

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

Company to repurchase all or any portion of their notes at par upon the occurrence of both a Designated Event (as defined in the indenture) and a Rating Decline (as defined in the indenture). As of October 31, 1995, $9.1 million principal amount of the 10-5/8% Notes was owned by one of the Company's outside directors.

     The Company has a policy aimed at managing interest rate risk associated with its current and future anticipated borrowings. This policy enables the Company to use any combination of interest rate swaps, futures, options, caps and similar arrangements. The Company has entered into various interest rate swaps, principally with its bank group, to manage interest expense, which is subject to fluctuation due to the variable rate nature of the debt under the Company's corporate debt program. The Company has interest rate swap agreements under which it pays a fixed interest rate (weighted average of approximately 8.7%) and receives a variable interest rate (weighted average of approximately 6.0% at October 31, 1995) on "initial" swaps with a current notional amount of $116 million, and pays a variable interest rate (weighted average of approximately 6.0% at October 31, 1995) and receives a fixed interest rate (weighted average of approximately 8.2%) on $60 million notional amount of "reversing" swaps. The net effect of all such swaps resulted in additional interest expense for the three and nine months, due to an interest rate differential which, at October 31, 1995, was approximately 1.02% on the total notional amount of the swaps. One of the initial swaps provides for quarterly reductions in the notional amount of up to $1 million. This swap has a current notional amount of $31.5 million, but declines to $22.5 million by its termination date in fiscal 1999. Excluding this swap, the remaining initial swaps have the following termination dates: $30 million in fiscal 1997, $29.5 million in fiscal 1999 and $25 million in fiscal 2000. The reversing swaps expire as follows: $30 million in fiscal 1997 and $30 million in fiscal 2002. In addition to the aforementioned swaps, the Company has entered into an interest rate swap with a notional amount of $100 million in which the Company pays a floating rate (5.9% at October 31, 1995 and capped at 6.5%) and receives a fixed interest rate of 4.75%. This swap corresponds in both notional amount and maturity to the Company's 10-5/8% Notes due in 1997. The variable interest rates which the Company pays or receives under the various swaps are based primarily upon the London Interbank Offering Rate (LIBOR). The Company is exposed to credit loss in the event of nonperformance by the other

(3)  Long-term debt (continued) -

parties to the interest rate swap agreements. However, the Company considers the risk of nonperformance by the counter-parties to be minimal because the parties to the swaps and reverse swaps are predominantly members of the Company's bank group.

     As of October 31, 1995, under the Company's most restrictive loan covenants, the Company was restricted as to the payment of dividends or the purchase of its own capital stock in excess of approximately $89 million and was restricted from issuing additional debt in excess of approximately $581 million.

(4)  Warrants, stock options and stock rights -

     In June 1989, the stockholders approved a stock purchase warrant plan enabling the Company to offer warrants to its officers and other key employees to purchase up to 4.5 million shares of the Company's common stock. In accordance with the provisions of such plan, the 4.5 million warrants were issued in June 1989 at a price of $.17 per warrant with an exercise price of $14.33 ($.67 per share over the fair market value on the date the warrants were authorized). Each warrant has a term of seven years, with 50% of the warrants becoming exercisable two years from the date of grant and the remaining 50% three years from the date of grant. As of October 31, 1995, warrants representing 3.8 million shares had been exercised, including warrants representing 327,000 shares which were exercised during the nine months ended October 31, 1995.

     The Company also has various stock option plans for executive, managerial and supervisory personnel as well as the Company's outside directors and consultants. The plans permit grants of options, performance shares and restricted stock relating to the Company's common stock. During the nine months ended October 31, 1995, options for 3,330,000 shares (including options for 2,000,000 shares for which the Company received a $2 million option purchase price) were granted at prices ranging from $25.25 to $35.33 with a weighted average exercise price of $28.28 per share, while options for 419,654 shares were exercised at prices ranging from $8.58 to $26.88 with a weighted average exercise price of $21.24 per share. As of October 31, 1995, options for 7.2 million shares remained exercisable at prices ranging from $8.58 to $39.34 with a weighted average exercise price of $24.58 per share, while options covering 2.9 million shares remained available for grant. The stock options are generally exercisable in one or more installments beginning not less than nine months after the grant date.

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


(6)  Preferred stock -

     The Company is authorized to issue up to 75 million shares of $.01 par value preferred stock in one or more series having such respective terms, rights and preferences as are designated by the Board of Directors. No such preferred stock has yet been issued.

(7)  Earnings per share -

     Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Outstanding stock options and warrants and exchangeable preferred stock are not included in earnings per share computations since their assumed exercise or conversion would not have a material dilutive effect.

(8)  Investments in joint ventures -

     The Company has investments in joint ventures that are accounted for on the equity method. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of earnings or losses of these companies. The investment balance also includes interest capitalized during construction. Investments in joint ventures consist of the following (in thousands):
                                        October 31,  January 31,
                                            1995        1995
                                        (Unaudited)
 Circus and Eldorado Joint Venture (50%)
 (Hotel/Casino, Reno, Nevada)            $ 53,047    $  55,256
 Windsor Casino Limited (33 1/3%)
 (Hotel/Casino, Windsor, Canada)           10,026        5,413
 American Entertainment, L.L.C. (50%)
 (Riverboat Casino, Chalmette, Louisiana)       -       14,171
 Elgin Riverboat Resort (50%)
 (Riverboat Casino, Elgin, Illinois)       58,448            -
 Victoria Partners (50%)
 (Hotel/Casino, Las Vegas, Nevada)         39,276            -
                                         $160,797    $  74,840

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

(10)  Commitments and contingent liabilities -

      In December 1993, Windsor Casino Limited, a corporation owned equally by Circus Circus Enterprises, Inc., Caesars World, Inc. and Hilton Hotels Corporation or their subsidiaries, was selected to exclusively negotiate an agreement to design, build and operate a casino complex in Windsor, Ontario, Canada. The planned complex will include casino, showroom and meeting facilities as well as a 300-room hotel, all located in Windsor's central business district, immediately across the Detroit River from Detroit, Michigan. An interim casino, operated by Windsor Casino Limited, opened in May 1994. On December 12, 1995, the interim facility was expanded to include a dockside casino, bringing the total casino space to approximately 75,000 square feet. The corporation is currently negotiating the agreement for a permanent facility, which is expected to be completed in 1997.

     On July 28, 1995, Silver Legacy, a 50/50 joint venture with the Eldorado Hotel/Casino (a privately held company) opened in downtown Reno, Nevada. Silver Legacy is themed as a turn-of-the-century silver mining town and is located on a site between Circus Circus-Reno and the Eldorado, connected to both properties by enclosed skyways. The cost of the initial phase of Silver Legacy was approximately $350 million (excluding capitalized interest and preopening expenses), of which the venturers contributed $103.8 million in equity. On May 31, 1995, the joint venture completed a $230 million bank credit agreement with its

(10)  Commitments and contingent liabilities (continued) -

bank group. Part of the proceeds of this loan were used to repay amounts previously lent to the joint venture by the Company. As a condition to the credit agreement, Circus guaranteed completion of Silver Legacy and, in addition, entered into a make-well agreement whereby it is obligated to make additional contributions to the joint venture as may be necessary to maintain a minimum coverage ratio (as defined). As of October 31, 1995, the Company had a net equity investment of approximately $53.0 million in the project and had outstanding loans to the joint venture in the principal amount of $26.0 million.

     The Company owns a 50% interest in a joint venture (with Mirage Resorts, Incorporated) which is developing Monte Carlo, a major destination resort under construction on the Las Vegas Strip for which the Company serves as the venture's manager. Monte Carlo has an estimated cost of $344 million (including land, capitalized interest and preopening expenses), and the Company is obligated to fund any portion of such cost in excess of certain equity contributions and the funding provided by a $200 million construction loan. As a condition to the construction loan, the Company has guaranteed the completion of Monte Carlo. The Company's total equity contribution is anticipated to be approximately $63 million, of which $35.1 million had been funded as of October 31, 1995. Monte Carlo is scheduled to open in the summer of 1996.

     On September 1, 1995, the Company completed the previously announced acquisition of the Hacienda Hotel and Casino in Las Vegas for approximately $80 million. The Hacienda is located on 47 acres of land adjacent to Luxor, and contains approximately 1,100 rooms and 35,000 square feet of casino space.

     The Company has funded the above projects from internal cash flows, project specific financing or its revolving lines of credit, and anticipates that future funding for such projects will be from these sources, including the revolving lines of credit, currently at $895 million, of which approximately $559 million was not drawn as of October 31, 1995.

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




             CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Unaudited)


                    RESULTS OF OPERATIONS

Earnings per Share

The Company reported net income of $46.6 million, or $.45 per share for the third quarter ended October 31, 1995, versus $36.6 million, or $.43 per share for the same quarter last year. For the nine months, net income was $93.3 million, or $.98 per share, against $105.4 million, or $1.23 per share in the prior year. Results for the prior year third quarter include $3.0 million of preopening expenses related to the August 29, 1994 opening of Circus Circus-Tunica. Results for the nine months in the current year include one-time asset write-offs totaling $45.1 million and $6.2 million of preopening expenses related to the July 28, 1995 opening of Silver Legacy, a joint venture hotel/casino in Reno, Nevada.

The $45.1 million in asset write-offs (which the Company recognized in the second quarter) related to the discontinued riverboat project in Chalmette, Louisiana ($31.5 million); the remaining value of a parking garage and people mover at Circus Circus-Reno which will be demolished for an expansion of that property ($6.2 million); the recently dismantled monorail between Luxor and Excalibur ($3.7 million); an inactive gondola system at Circus Circus-Las Vegas ($2.1 million); and miscellaneous other assets ($1.6 million).

Year-to-date results include five months of combined performance of Circus and Gold Strike Resorts, which the Company acquired on June 1 in exchange for 16,291,551 shares of its common stock and preferred stock of a subsidiary which is convertible into an additional 793,156 shares of the Company's common stock, plus the payment of $12 million in cash and the assumption of approximately $165 million in debt. The increase in earnings for the third quarter derived primarily from a continued strong performance at The Grand Victoria, the Company's riverboat casino in Elgin, Illinois acquired as part of the Gold Strike transaction.

Revenues

Revenues for the Company increased $47.6 million, or 16%, for the three months and $84.6 million, or 9%, for the nine months, compared to the previous year. The acquisition of Gold Strike Resorts on June 1, 1995 was the major factor in these increases, as the hotel/casino operations in Jean and Henderson, Nevada (Gold Strike, Nevada Landing and Railroad Pass) contributed revenues of $25.5 and $41.9 million for the three and nine months ended October 31, 1995, respectively. Furthermore, the Company's 50% interest in The Grand Victoria, a joint venture riverboat casino in Elgin, Illinois and formerly a Gold Strike property, produced $14.0 million in revenues in the quarter and $22.6 million in the nine months. This represents the Company's interest in the operating income of the joint venture, which is included in revenue.

The Hacienda Hotel and Casino, which was acquired by the Company on September 1, 1995 for approximately $80 million, also contributed to the increase in revenues, producing $8.5 million in the quarter and nine months. The Company's 50% interest in Silver Legacy, a joint venture hotel/casino which opened July 28, 1995 in Reno, Nevada, added $4.6 million in revenues in its first full quarter of operations. This represents the Company's interest in the operating income of the joint venture, which is included in revenue.

Revenues at the Company's major Las Vegas properties (Circus Circus-Las Vegas, Luxor and Excalibur) were down slightly in both the three and nine months compared with the prior year. Casino revenues at these properties were down roughly 7%-8% in the quarter and nine months. However, this was partially offset by higher room revenues stemming from higher average room rates. Occupancy rates remained strong at nearly 100% for each of these properties. It is the Company's belief that despite increased visitor counts and strong hotel occupancy rates in the market, customers are spending relatively less on gaming and more in the other areas of the mega-resorts.

The Company's Laughlin properties reported a combined decrease of approximately 10% in revenues in the third quarter and 11% year-to-date. In February 1995, a new Indian casino opened over 300 rooms and another competitor in Laughlin opened more than 700 additional rooms. Laughlin has also felt the effect of competition from the new mega-resorts in Las Vegas, as well as the effect of unregulated Indian gaming in its prime Arizona feeder markets.

Operating Income

Income from operations (excluding the $45.1 million abandonment loss and $6.2 million of Silver Legacy preopening expenses in the second quarter this year, and Circus Circus-Tunica preopening expenses of $3.0 million in the third quarter last year) increased $17.2 million, or 24%, in the third quarter and $34.7 million, or 17%, in the nine months, versus the same periods last year. The Company's composite operating margin (excluding the above nonrecurring items) was 25.0% and 23.9% for the three and nine months, versus 23.2% and 22.5% last year.

The Company's 50% interest in The Grand Victoria casino riverboat (a joint venture with the Hyatt acquired as part of the Gold Strike acquisition on June 1, 1995) was the main factor for the increase, generating $12.8 million in operating income in the third quarter and $20.5 million year-to-date. The Grand Victoria led all riverboats in the country in casino revenues and operating income in the quarter. The other major properties acquired as part of the Gold Strike acquisition (Gold Strike, Nevada Landing and Railroad Pass) were also solid contributors, producing operating income of $5.6 million and $8.7 million in the three and nine month periods, respectively.

In Reno, Silver Legacy (a joint venture with Eldorado Hotel and Casino) completed its first full quarter of operations, generating approximately $4.6 million as the Company's 50% share of operating income. This property posted an operating cash flow margin of 33% and an occupancy rate of 98% on its 1,284 rooms (an additional 400 rooms will open by fiscal year end). At Circus Circus-Reno, operating income declined $1.5 million in the quarter, as the novelty effect of the adjacent Silver Legacy attracted visits from its casino patrons, while on a year-to-date basis, operating income was down 2% (excluding asset write-offs).

At Circus Circus-Tunica, operating income for the third quarter was down approximately $1 million compared against the prior year, when the property opened August 29, 1994. Additionally, a new competitor opened adjacent to the property earlier in the year. For the nine months, operating income rose $10.4 million compared with the prior year, when the property was in operation for only a partial period.

In Las Vegas, the Company's major properties (Luxor, Excalibur and Circus Circus) posted a 5% increase in operating income in the third quarter, led by Excalibur whose operating income rose 16%, in part due to a reduction in depreciation expense. For the nine months, operating income at the Las Vegas properties was relatively flat.

On a combined basis, the Company's Laughlin properties reported a 40% decline in operating income in the third quarter and 30% on a year-to-date basis, with operating margins also declining. Additional competition in rooms was a principal factor in these declines, as room rates and occupancy levels decreased compared to the prior year (contrary to the trend in Las Vegas).

Interest Expense

Interest expense increased $5.2 million and $10.6 million for the three and nine months versus the prior year. This increase stemmed from higher borrowings due principally to the assumption of approximately $165 million in debt in connection with the Gold Strike acquisition on June 1, the purchase of the Hacienda Hotel and Casino for approximately $80 million on September 1 and the purchase of 73 acres of adjacent property earlier in the year for approximately $73 million. Capitalized interest was $2.8 million and $6.1 million for the three months and nine months ended October 31, 1995, versus $1.5 million and $2.9 million a year ago. At October 31, 1995, long-term debt stood at $740 million compared to $608 million at October 31, 1994.


Income Tax

For the three and nine months ended October 31, 1995, the Company's effective tax rate was approximately 38.9% and 38.0%, compared with 36.6% and 36.4% in the prior year periods. The higher tax rates in the current periods reflect the corporate statutory rate of 35% plus the effect of various non-deductible expenses, primarily goodwill amortization associated with the Gold Strike merger.

Financial Position and Capital Resources

The Company had cash and cash equivalents of $74.7 million at October 31, 1995. Circus' pre-tax cash flow from operations was $113.1 million and $306.4 million for the three and nine months ended October 31, 1995 versus $92.0 million and $262.9 million in the prior year--increases of 23% and 17%, respectively. In this context, pre-tax cash flow from operations is defined as the Company's income from operations before asset write-offs and preopening expenses, plus non-cash operating expenses (primarily depreciation and amortization).

Capital expenditures for the three and nine months ended October
31, 1995 were $95.2 million and $192.4 million. Capital expenditures for the quarter related primarily to the acquisition of the Hacienda Hotel and Casino on September 1, 1995 for approximately $80 million. For the nine month period, $73 million related to the acquisition of 73 acres of undeveloped land south of Luxor (see additional discussion below).

On June 1, 1995, the Company completed the acquisition of Gold Strike Resorts pursuant to an agreement entered into as of March 19, 1995. As a result of the acquisition, the Company now owns and operates three additional gaming properties in Nevada (Gold Strike Hotel and Gambling Hall and Nevada Landing in Jean, and Railroad Pass in Henderson). It also holds a 50% interest in and operates The Grand Victoria riverboat in Elgin, Illinois (which opened in October 1994), and holds a 50% interest in a joint venture (with Mirage Resorts, Incorporated) which is developing Monte Carlo, a major destination resort under construction on the Las Vegas Strip for which it serves as the venture's manager. In exchange for the equity interests in these properties, the Company issued 16,291,551 shares of its common stock and preferred stock of a subsidiary which is convertible into an additional 793,156 shares of the Company's common stock and paid approximately $12 million in cash, while assuming approximately $165 million in debt. The Company does not anticipate that the transaction will have a materially dilutive impact on earnings per share.

Monte Carlo, the joint venture project with Mirage, will feature over 3,000 rooms and a 90,000 square foot casino, with a palatial style reminiscent of the Belle Epoque, the French Victorian architecture of the late 19th century. This project has an estimated cost of $344 million (including land, capitalized interest and preopening expenses), and the Company is obligated to fund any portion of such cost in excess of certain equity contributions and the funding provided by a $200 million construction loan. The Company's total equity contribution is anticipated to be approximately $63 million, of which $35.1 million had been funded as of October 31, 1995. Monte Carlo is scheduled to open in the summer of 1996.

During the second quarter, the Company sold its partially completed riverboat gaming facility in Chalmette, Louisiana for $4 million. The Company had owned a 50% interest in the joint venture engaged in the development of this project, which was to be located approximately 20 minutes from downtown New Orleans. After re-evaluating the changing circumstances in the New Orleans market, the Company determined that the project could no longer promise a sufficiently high rate of return to meet its objectives. The Company had a net investment in or commitments for this project of approximately $25.5 million and a loan to the other joint venturer of $10 million, resulting in a net write-off of $31.5 million in connection with the disposition.

On July 28, 1995, Silver Legacy, a 50/50 joint venture with the Eldorado Hotel/Casino (a privately held company) opened in downtown Reno, Nevada. The Silver Legacy is themed as a turn-of-the-century silver-mining town and is located on a site between Circus Circus-Reno and the Eldorado, connected to both properties by enclosed skyways. The cost of the initial phase of Silver Legacy was approximately $350 million (excluding capitalized interest and preopening expenses), of which the venturers contributed $103.8 million in equity. On May 31, 1995, the joint venture completed a $230 million bank credit agreement with its bank group. Part of the proceeds of this loan were used to repay amounts previously lent to the joint venture by the Company. As a condition to the credit agreement, Circus guaranteed completion of Silver Legacy and, in addition, entered into a make-well agreement whereby it is obligated to make additional contributions to the joint venture as may be necessary to maintain a minimum coverage ratio (as defined). As of October 31, 1995, the Company had a net equity investment of approximately $53.0 million in the project and had outstanding loans to the joint venture in the principal amount of $26.0 million.

On September 1, 1995, the Company completed the previously announced acquisition of the Hacienda Hotel and Casino in Las Vegas for approximately $80 million. The Hacienda is located on 47 acres of land adjacent to Luxor, and contains approximately 1,100 rooms and 35,000 square feet of casino space. Previously, in March 1995, the Company purchased approximately 73 acres of undeveloped land at the northwest corner of Russell Road and the Las Vegas Strip, just south of the Hacienda, at a cost of approximately $73 million. Both of these acquisitions were financed under the Company's bank lines of credit. The Company is developing a master plan for these sites as well as expansion and improvements of Luxor and Excalibur.

The Company has announced that it expects to commence construction on a major expansion at Luxor by the end of the current fiscal year. The expansion will include approximately 2,000 additional rooms, situated in two identical 22-story towers designed in a stepped-pyramid style, located between Luxor and Excalibur. The expansion will also include additional casino space, retail area, restaurants, and a multi-purpose showroom, as well as a signature "dark" ride with a working title of "Tutmania", an adventure through the fabled and enchanted tombs of ancient Egypt. The rooms should open by the end of calendar 1996. The estimated cost for this expansion is expected to be between $225 and $250 million. It is the Company's belief that the Las Vegas market can readily absorb significant new capacity, including that contemplated in its master plan. The development focus in Las Vegas has shifted toward the south end of the Las Vegas Strip, where the Company will be building out its master plan, essentially creating the gateway to Las Vegas.

The Company has also announced that it intends to begin construction in March 1996 of a 1,000-room tower addition at Circus Circus-Las Vegas, which is scheduled for completion by the end of 1996. This addition would bring the total number of rooms at Circus Circus-Las Vegas to approximately 3,800.

In December 1993, Windsor Casino Limited, a corporation owned equally by Circus Circus Enterprises, Inc., Caesars World, Inc. and Hilton Hotels Corporation or their subsidiaries, was selected to exclusively negotiate an agreement to design, build and operate a casino complex in Windsor, Ontario, Canada. The planned complex will include casino, showroom and meeting facilities as well as a 300-room hotel, all located in Windsor's central business district, directly across the Detroit River from Detroit, Michigan. An interim casino, operated by Windsor Casino Limited, opened in May 1994. On December 12, 1995, the interim facility was expanded to include a dockside casino, bringing the total casino space to approximately 75,000 square feet. The corporation is currently negotiating an agreement for a permanent facility, expected to be completed in 1997. As of October 31, 1995, Circus had a net equity investment of approximately $10.0 million in this project.

The company is presently in the process of negotiating a new $1.5 billion revolving credit facility with its bank group. This facility would replace its existing $500 million and $250 million revolvers. Commitments to subscribe this facility have been received from more than 20 banks and the new revolver is expected to be in place by fiscal year-end.

The Company's Board of Directors has authorized the repurchase of up to 15% of the Company's common stock, subject to share price. In the past, Circus has been a periodic repurchaser of its shares at the same time that it has increased its operating capacity.

The Company believes that it has sufficient capital resources through its bank facilities and its operating cash flows to meet all of its existing cash obligations, fund its commitments on each of the above discussed projects and strategically repurchase shares. The Company anticipates that additional funds could, however, be raised through debt or equity if necessary.


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.

     Reference is made to Item 1 of the Company's Quarterly
Report on Form 10-Q for the fiscal quarter ended July 31, 1995.

Item 6.   Exhibits and Reports on Form 8-K.

     (a) The exhibits filed as part of this report are listed on the Index to Exhibits accompanying this report.

     (b) Reports on Form 8-K. During the fiscal quarter ended July 31, 1995, the Company made a filing on Form 8-K dated June 1, 1995, which included information in response to items 2 and 7 of Form 8-K. The financial statements required in item 7 were (in accordance with paragraph (a)(4) of item 7) filed by an amendment on Form 8-K/A dated August 11, 1995. Such financial statements, which relate to the Company's acquisition described in item 2 of such Form 8-K, consist of the following:

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




                                 CIRCUS CIRCUS ENTERPRISES, INC.
                                        (Registrant)



Date:  December 14, 1995       By CLYDE T. TURNER
                                  Clyde T. Turner
                                  Chairman of the Board and
                                  Chief Executive Officer




Date:  December 14, 1995       By GLENN W. SCHAEFFER
                                  Glenn W. Schaeffer
                                  President and Chief Financial
                                  Officer



                         INDEX TO EXHIBITS



Exhibit
  No.                        Description

10(a). Amendment No. 4, dated as of October 16, 1995, to the Reducing Revolving Loan Agreement, dated as of December 21, 1994, among Victoria Partners, each bank party thereto, The Long-Term Credit Bank of Japan, Ltd., Los Angeles Agency, and Societe Generale, as Co-agents, and Bank of America National Trust and Saving Association, as Administrative Agent.

27.       Financial Data Schedule for the nine months ended
          October 31, 1995.