Form 10-K
period 1996-01-31
CIRCUS CIRCUS ENTERPRISES INC
filed 1996-04-30
CIK 725549

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended    January 31, 1996
                    OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                  to

Commission File Number                  1-8570

                      CIRCUS CIRCUS ENTERPRISES, INC.
          (Exact name of Registrant as specified in its charter)

    Nevada                                       88-0121916
(State or other jurisdiction of        (I.R.S. Employer incorporation
incorporation or organization)          Identification No.)

2880 Las Vegas Boulevard South, Las Vegas, Nevada      89109-1120
(Address of principal executive offices              (Zip Code)

Registrant's telephone number, including area code:  (702) 734-0410

Securities registered pursuant to Section 12(b) of the Act:

Title of Class                    Name of Exchanges on which Registered
Common Stock, $.01-2/3 Par Value  New York Stock Exchange and Pacific
                                  Stock Exchange
Common Stock Purchase Rights      New York Stock Exchange and Pacific Stock
                                  Exchange

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock of the Registrant held by persons other than the registrant's directors and executive officers as of April 22, 1996 (based upon the last reported sale price on the New York Stock Exchange on such date) was $3,216,018,338.

     The number of shares of Common Stock, $.01-2/3 par value, outstanding at April 22, 1996: 103,346,423.




                      DOCUMENTS INCORPORATED BY REFERENCE
     PART II - Portions of the Registrant's Annual Report to Stockholders for the year ended January 31, 1996 are incorporated by reference into Items 7 and 8, inclusive.

     PART III - Portions of the Registrant's definitive proxy statement in connection with the annual meeting of stockholders to be held on June 21, 1996, are incorporated by reference into Items 10 through 13, inclusive.

                                  PART I

ITEM 1.   BUSINESS.

General

     Circus Circus Enterprises, Inc. (the "Company"), which was incorporated in 1974, currently owns and operates, through wholly owned subsidiaries, ten hotel-casino properties in the State of Nevada with approximately 16,000 guest rooms, including four properties with approximately 2,400 rooms which were acquired in fiscal 1996. The Nevada properties currently owned and operated by the Company include (i) four properties in Las Vegas (Circus Circus-Las Vegas, Luxor, Excalibur and the Hacienda (acquired in September 1995)), (ii) the Circus Circus Hotel and Casino in Reno, (iii) the Colorado Belle Hotel and Casino and the Edgewater Hotel and Casino which are located on the Colorado River in Laughlin, (iv) Gold Strike Hotel and Gambling Hall, Nevada Landing Hotel & Casino in Jean (both acquired in June 1995), and
(v) Railroad Pass Hotel and Casino in Henderson (acquired in June
1995). The Company also owns and operates a dockside casino situated on a 24-acre site in Tunica County, Mississippi and operates two smaller casinos on the Las Vegas Strip, Slots-A-Fun (which the Company also owns) and the Silver City Casino (which the Company operates under a long-term lease).

     The Company, through wholly owned subsidiaries, is a 50% participant in (i) a joint venture (the "Reno Joint Venture") which owns and operates Silver Legacy, a hotel-casino located in downtown Reno that opened in July 1995 and is situated between Circus Circus-Reno and another hotel-casino owned and operated by an affiliate of the other participant in the Reno Joint Venture,
(ii) a joint venture (the "Elgin Joint Venture") which owns and operates The Grand Victoria, a riverboat casino, and a related land-based entertainment complex located in Elgin, Illinois, and
(iii) a joint venture (the Las Vegas Joint Venture ) which is developing Monte Carlo, a 3,000-room hotel-casino project on the Las Vegas Strip scheduled to open in June 1996. The Company also owns a one-third interest in a company which is operating an interim casino in Windsor, Ontario, Canada that opened in May 1994. In December 1995, the interim facility was expanded to include a dockside casino. Negotiations are in progress on an agreement for a permanent facility. For additional information concerning the projects with which the Company is involved through the aforementioned joint ventures, see "Joint Venture Participations" in this Item 1.

     For a discussion of the Company s acquisition of Gold Strike, Nevada Landing, Railroad Pass and its 50% interests in the Elgin Joint Venture and the Las Vegas Joint Venture on June 1, 1995, reference is made to Exhibit 13 of this Report which is incorporated herein by this reference.

     Unless the context otherwise indicates, all references to the Company are to Circus Circus Enterprises, Inc. and its subsidiaries.

Description of the Company's Operating Hotels and Casinos

Las Vegas, Nevada

     Circus Circus-Las Vegas. Circus Circus-Las Vegas, the Company's original property, is a circus-themed hotel and casino complex situated on approximately 69 acres on the north end of the Las Vegas Strip. The property, which has a total of 2,764 hotel rooms, includes approximately 110,000 square feet of casino space where, as of January 31, 1996, 2,446 slot machines and other coin-operated devices, 56 blackjack ("21") tables, four craps tables, seven roulette tables, eight other table games and a wheel of fortune as well as poker, keno and a race and sports book were available to the casino's patrons. From a "Big Top" above the casino, Circus Circus-Las Vegas offers its guests a variety of circus acts performed free of charge to the public from 11 a.m. to midnight daily. A mezzanine area overlooking the casino has a circus midway with carnival-style games and an arcade that offers a variety of amusements and electronic games. Two specialty restaurants, a buffet with a seating capacity of approximately 1,200, two coffee shops, several fast food snack bars, four cocktail bars and two cocktail service bars and a variety of gift shops and specialty shops are also available to the guests at Circus Circus-Las Vegas. Grand Slam Canyon, an "adventuredome" covering approximately five acres, opened in August 1993 and offers theme park entertainment that includes a high-speed, double-loop, double-corkscrew roller coaster, a coursing river flume ride on white-water rapids, several rides and attractions designed for pre-school age children, themed carnival-style midway games, a state-of-the art arcade, a 65-foot waterfall, fully animated life-size dinosaurs in their primeval habitat, food kiosks and souvenir shops, all in a climate-controlled setting under a giant pink space-frame dome. On-site parking is available for approximately 5,100 vehicles, including three garages that will accommodate approximately 3,200 vehicles and covered parking for approximately 320 vehicles beneath Grand Slam Canyon. Circus Circus-Las Vegas also offers accommodations for approximately 384 recreational vehicles at the property's Circusland RV Park.

     For information concerning the 1,000-room hotel tower currently under construction at Circus Circus-Las Vegas, see
"Current Expansion Activities" in this Item 1.

     Luxor. Luxor is an Egyptian-themed hotel and casino complex which features a 30-story pyramid sheathed in reflective glass. Situated at the south end of the Las Vegas Strip on a 64-acre site adjacent to Excalibur, Luxor was opened to the public in October 1993 and offers its guests more than 400,000 square feet of public entertainment area on three different levels beneath a soaring hotel atrium enclosed by 2,526 hotel rooms, including 287 suites. The rooms can be reached from the four corners of the pyramid by state-of-the-art "inclinators" which travel at a 39-degree angle. Luxor includes approximately 100,000 square feet of casino space where, as of January 31, 1996, 2,082 slot machines and other coin-operated devices, 57 blackjack ("21") tables, six craps tables, nine roulette tables, 15 other table games and a wheel of fortune as well as poker, keno and a race and sports book were available to the casino's patrons. Above the casino, a series of high-tech "participatory" adventures arrayed in striking scenery are designed to seemingly transport visitors to extraordinary places of times past, present and future. Below the casino is a museum of the Tomb of King Tutankhamen featuring replicas of Egyptian artifacts as they were found in the tomb. Luxor's other public areas contain a buffet with a seating capacity of approximately 900, six themed restaurants including two gourmet restaurants, as well as a snack bar, seven cocktail lounges and a variety of specialty shops. In addition, the property's spa offers guests a relaxing escape from the excitement of the casino. Parking is available for nearly 4,200 vehicles, including a garage which contains approximately 1,000 spaces.

     For information concerning two hotel towers currently under construction which will increase the number of rooms at Luxor by approximately 2,000, see "Current Expansion Activities" in this
Item 1.

     Excalibur. Excalibur is a castle-themed hotel and casino complex situated on the south end of the Las Vegas Strip on a 53-acre site adjacent to Luxor. Excalibur, which has a total of 4,032 hotel rooms, offers its guests more than 400,000 square feet of public entertainment area, including approximately 110,000 square feet of casino space where, as of January 31, 1996, 2,559 slot machines and other coin-operated devices, 58 blackjack ("21") tables, five craps tables, six roulette tables, 10 other table games and two wheels of fortune as well as poker, keno and a race and sports book were available to the casino's patrons. Excalibur's other public areas include a Renaissance faire, a medieval village, an amphitheater with seating capacity of nearly 1,000 where nightly mock jousting tournaments are held and costume drama are presented, two dynamic motion theaters, various artisans' booths and medieval games of skill. In addition, the property has a buffet with seating capacity of approximately 1,300, six themed restaurants, as well as four snack bars, several cocktail lounges and a variety of specialty shops. Parking is available for approximately 3,400 vehicles, including a garage which contains approximately 1,400 spaces.

     Hacienda. The Hacienda Hotel and Casino, acquired by the Company in September 1995, is situated on a 47-acre site at the south end of the Las Vegas Strip immediately to the south of Luxor. The Hacienda has 1,169 hotel rooms and approximately
35,000 square feet of casino space.   As of January 31, 1996, the
property included 868 slot machines and other coin operated devices, 15 blackjack ("21") tables, two craps tables, two roulette tables, five other table games, a wheel of fortune as well as poker, keno and a sports book. The Hacienda site is contiguous to an unimproved 73-acre site acquired by the Company in March 1995. The Company is operating the Hacienda while it finalizes plans to develop the Hacienda site and the aforementioned 73 acres as part of an integrated development with the Company s Luxor and Excalibur properties. See "Current Expansion Activities".

     Other Las Vegas Properties. The Silver City Casino and Slots-A-Fun have 18,200 and 16,700 square feet of casino space, respectively. Both casinos depend on foot traffic along the Las Vegas Strip for their business. As of January 31, 1996, the Silver City Casino had 563 slot machines and other coin-operated devices and 21 table games, while Slots-A-Fun had 623 such machines and devices and 23 table games.

Reno, Nevada

     Circus Circus-Reno. Circus Circus-Reno is a circus-themed hotel and casino complex situated in downtown Reno, Nevada. The property, which has a total of 1,625 hotel rooms, includes approximately 60,000 square feet of casino space where, as of January 31, 1996, 1,633 slot machines and other coin-operated devices, 60 blackjack ("21") tables, three craps tables, six roulette tables, fourteen other table games and a wheel of fortune, as well as poker, keno and a race and sports book were available to the casino's patrons. From a "Big Top" above the casino, Circus Circus-Reno also offers its guests a variety of circus acts performed free of charge to the public from 11 a.m. to midnight daily. A mezzanine area overlooking the casino has a circus midway with carnival-style games and an arcade that offers a variety of amusement and electronic games. The facilities at Circus Circus-Reno also include a specialty restaurant, a buffet with a seating capacity of approximately 700, a coffee shop, three fast food snack bars, five cocktail lounges, a gift shop and specialty shops. Covered parking is available for over 1,800 vehicles. For information concerning the Company's participation in a joint venture which owns and operates Silver Legacy, a casino, hotel and entertainment complex which opened in July 1995 and is connected to Circus Circus-Reno by a skywalk, see "Joint Venture Participations -- Reno Joint Venture", below.

Laughlin, Nevada

     Colorado Belle. The Colorado Belle Hotel and Casino is situated on a 22-acre site on the bank of the Colorado River (with 1,080 feet of river frontage) in Laughlin, Nevada, approximately 90 miles south of Las Vegas. The Colorado Belle features a 600-foot replica of a Mississippi riverboat with 200 hotel rooms, two towers containing an additional 1,034 hotel rooms and a casino with approximately 64,000 square feet of space where, as of January 31, 1996, 1,474 slot machines and other coin-operated devices, 31 blackjack ("21") tables, two craps tables, three roulette tables and four other table games as well as poker, keno and a sports book were available to the casino's patrons. The Colorado Belle's facilities also include a 350-seat buffet, a coffee shop, three specialty restaurants, two fast food snack bars, four cocktail lounges and a cocktail service bar as well as a gift shop and other specialty shops. There is surface parking available for approximately 1,700 vehicles.

     Edgewater. The Edgewater Hotel and Casino is situated on a 16-acre site adjacent to the Colorado Belle in Laughlin, Nevada with approximately 1,640 feet of frontage on the Colorado River. The property, which has 1,450 hotel rooms, includes approximately 44,000 square feet of casino space where, as of January 31, 1996, 1,347 slot machines and other coin-operated devices, 32 blackjack ("21") tables, two craps tables, four roulette tables, four other table games and a wheel of fortune as well as poker, keno and a race and sports book were available to the casino's patrons. The Edgewater's facilities also include a specialty restaurant, a coffee shop, a buffet with a seating capacity of approximately 735, a snack bar and three cocktail lounges. There is surface parking available for approximately 1,350 vehicles and a parking garage which can accommodate approximately 930 additional vehicles.

Jean, Nevada

     Gold Strike. Gold Strike Hotel & Gambling Hall, which opened in December 1987 and was acquired by the Company in June 1995, is an "old west" themed casino-hotel located on approximately 51 acres of land on the east side of I-15, the primary thoroughfare between Las Vegas and southern California. The property includes, among other amenities, approximately 37,000 square feet of casino space, 813 hotel rooms, several restaurants, a gift shop, a swimming pool and spa, a banquet center equipped to serve 260 people and parking spaces for approximately 2,100 cars. As of January 31, 1996, 1,115 slot machines and other coin-operated devices and 22 table games, including 17 blackjack ("21") tables, two craps tables and two roulette wheels, as well as poker and keno were available to the casino's patrons. The casino has a stage bar with regularly scheduled live entertainment and a casino bar. Gold Strike also offers a children's arcade in order to accommodate the numerous families that visit the property.

     Nevada Landing. Built in 1989 and acquired by the Company in June 1995, Nevada Landing Hotel & Casino is a turn-of-the-century riverboat themed casino-hotel located on approximately 55 acres of land across I-15 from Gold Strike. The property includes approximately 36,000 square feet of casino space, 303 hotel rooms, a 72-seat Chinese restaurant, a full-service coffee shop, an all-you-can-eat buffet, a snack bar, a gift shop, a swimming pool and spa, a 300-guest banquet facility and parking spaces for approximately 1,400 cars. As of January 31, 1996, 1,050 slot machines and other coin-operated devices and 20 table games, including 15 blackjack ("21") tables, two craps tables and two roulette tables, as well as keno and a sports book were available to the casino's patrons.

Henderson, Nevada

     Railroad Pass. Railroad Pass Hotel & Casino, which was acquired by the Company in June 1995, is situated on approximately 56 acres along US-93, the direct route between Las Vegas and Phoenix, Arizona. The property includes, among other amenities, approximately 21,000 square feet of casino space, 120 hotel rooms, two bars, two full-service restaurants, an all-you-can-eat buffet, gift shop, swimming pool, a 194-guest banquet facility and parking spaces for approximately 580 cars. As of January 31, 1996, Railroad Pass' casino offered 438 slot machines and nine gaming tables, including six blackjack ( 21 ) tables, one craps table and one roulette wheel, as well as a keno lounge, sports book and free bingo three days per week. In contrast with the Company's other Nevada properties, Railroad Pass caters to local residents, particularly from Henderson, who often prefer the informal, friendly atmosphere and easy access of Railroad Pass over the casinos on the Las Vegas Strip.

Tunica County, Mississippi

     Circus Circus-Tunica.   Circus Circus-Tunica, which was
built by the Company and opened in August 1994, is a dockside casino situated on a 24-acre site along the Mississippi River in Tunica County, Mississippi, approximately three miles west of Mississippi State Highway 61 (a major north/south highway connecting Memphis, Tennessee with Tunica County) and approximately 20 miles south of Memphis. The facility, which has a total of approximately 127,000 square feet of space, is operated 24 hours a day and includes approximately 48,000 square feet of casino space in addition to restaurants and entertainment areas. As of January 31, 1996, 1,480 slot machines and other coin-operated devices and 50 table games, including 38 blackjack ("21") tables, five craps tables, four roulette tables, and three other table games, as well as poker were available to the casino's patrons. The facility also includes a specialty restaurant, a 500-seat buffet, a snack bar, three cocktail lounges and two service bars.

     The Company's Tunica site is a part of a three-casino development covering approximately 72-acres. The other two casinos are owned and operated by unaffiliated third parties. The Company also has an undivided one-half interest in an additional 388 acres of land contiguous to or near each of the three casino sites which may be used for future development.

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

     The Company believes it has been able to maintain high occupancy rates at its hotels, in part, due to the modest prices charged for its rooms and its advertised policy of assisting any customer who cannot be accommodated at its properties in finding similarly priced rooms in nearby hotels and motels. For the years ended January 31, 1996, 1995 and 1994, the combined occupancy rate of the Company s hotels (excluding complimentaries but including nonrefunded prepaid cancellations, and including each hotel acquired by the Company during such three-year period only for the portion of such period commencing with such acquisition) was approximately 93.5%, 95.7% and 97.8%, respectively.

     Circus Circus-Las Vegas and Circus Circus-Reno, which together contributed 27% of the Company's revenues in the year ended January 31, 1996 (and 29% and 36%, respectively, in the years ended January 31, 1995 and 1994), have popular buffets, attractive because of their variety, quality and low price. From a "Big Top" above the casino, both properties offer a variety of circus acts performed free of charge to the public from 11 a.m. to midnight daily. A mezzanine area overlooking each casino has a circus midway with carnival-style games and an arcade that offers a variety of amusement and electronic games. Grand Slam Canyon, an adventuredome opened in 1993 at Circus Circus-
Las Vegas, offers additional theme park attractions at that property.

     Excalibur, which contributed 23% of the Company's revenues in the year ended January 31, 1996 (and 25% and 30%, respectively, in the years ended January 31, 1995 and 1994), attracts customers in the same manner as the Company's two circus-themed Nevada properties by offering quality rooms, food and entertainment at moderate prices. By way of entertainment, the medieval castle-themed Excalibur offers a medieval village, an amphitheater where mock tournaments and costume drama are presented, dynamic motion theaters, various artisans' booths and medieval games of skill.

     Luxor opened in October 1993 and contributed 20% of the Company's revenues in the year ended January 31, 1996 (and 24% and 9%, respectively, in the years ended January 31, 1995 and
1994), is designed to attract the higher income segment of the middle-income strata of gaming customers by offering a new level of entertainment and hotel accommodations. Designed with an Egyptian theme, the pyramid-shaped Luxor offers its guests a tri-level entertainment area which includes a series of high-tech "participatory" adventures arrayed in striking scenery designed to seemingly transport visitors to extraordinary places of times past, present and future. Other entertainment features include a museum replicating King Tut's Tomb and its contents.

     The Colorado Belle and Edgewater together contributed 13% of the Company's revenues in the year ended January 31, 1996 (and 16% and 21%, respectively, in the years ended January 31, 1995 and 1994). Forming the heart of the Laughlin "Strip", the Colorado Belle and the Edgewater combine to offer approximately 2,700 rooms and over 108,000 square feet of casino space. The Colorado Belle offers a classic Mississippi riverboat theme, complete with a 60-foot paddle wheel. The Edgewater's southwestern motif provides a relaxing atmosphere to enjoy the property's casino and other facilities. Connected by a scenic walkway, the two resorts form an inviting shoreline along the Colorado River.

     Gold Strike and Nevada Landing, which were acquired June 1, 1995, together contributed 4% of the Company's revenues in the year ended January 31, 1996. The two properties are located on opposite sides of I-15, the primary thoroughfare between Las Vegas and southern California, approximately 25 miles south of Las Vegas and 12 miles north of the California/Nevada border. The properties are conveniently located at the only highway interchange within 12 miles in either direction and are strategically positioned to attract the large number of people traveling to and from Las Vegas.

     Circus Circus-Tunica, which opened in August 1994, represents the Company's first wholly owned casino outside of Nevada as well as its first dockside casino and contributed 5% of the Company's revenues in the year ended January 31, 1996. The facility is part of an integrated three casino development that provides patrons with the opportunity to visit any of the three casinos without driving, a unique experience in the Tunica market. The three casinos are currently the closest and provide the easiest access from Tunica's primary feeder market, Memphis, Tennessee.

     The Company maintains an active media advertising program through radio, television, billboards and printed publications primarily in Nevada, California and Arizona for its Nevada properties and in the Memphis area for Circus Circus-Tunica. During the year ended January 31, 1996, the Company incurred total expenses relating to advertising (including the media advertising described above) of $54.4 million compared with $49.8 million and $40.4 million during the years ended January 31, 1995 and 1994, respectively. While the Company offers complimentary hotel accommodations, meals and drinks to its customers on an individual basis, no group complimentary arrangements are offered.

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

                                         Year Ended January 31,
                                1996             1995                1994
                                          (Dollars in thousands)
Revenues:(1)
  Casino(2) . . . . .  $  664,772  51.2%   $612,115  52.3%   $538,813   55.9%
  Rooms(3). . . . . .     278,807  21.4%    232,346  19.9%    176,001   18.3%
  Food and
   beverage(3). . . .     201,385  15.5%    189,664  16.2%    152,469   15.8%
  Other(3). . . . . .     158,534  12.2%    166,295  14.2%    126,048   13.1%
  Earnings of unconsoli-
   dated affiliates        45,485   3.5%      5,459    .5%          -      -
                       $1,348,983 103.8%  1,205,879 103.1%    993,331  103.1%


Less:
  Complimentary
    allowances(3) . .      49,387   3.8%     35,697   3.1%     29,861    3.1%
Net revenues. . . . .  $1,299,596 100.0% $1,170,182 100.0%   $963,470  100.0%


(1) Includes operations of Gold Strike, Nevada Landing and Railroad Pass from June 1, 1995 and Hacienda from September 1, 1995.

(2) Casino revenues are the net difference between the sums received as winnings and the sums paid as losses.

(3) Food and beverage, Rooms and Other include the retail value of revenues from services which are provided to casino customers and others on a complimentary basis. Such amounts are then deducted as complimentary allowances to arrive at net revenue.



     In connection with its gaming activities, the Company follows a policy of stringent controls and cross checks on the recording of all receipts and disbursements. The audit and cash controls developed and utilized by the Company include the following: locked cash boxes, independent counters, checkers and observers to perform the daily cash and coin counts, floor observation of the gaming areas, closed-circuit television observation of certain areas, computer tabulation of receipts and disbursements for each of the Company's slot machines, tables and other games, and the rapid analysis and resolution of discrepancies or deviations from normal performance.

     The Company's credit policies are stringent and credit play historically has accounted for an insignificant portion of its gaming activities. Because of the Company's policies, its casino receivables have been significantly less than 1% of its total assets and its annual bad debt expense has been less than 1/10 of 1% of casino revenues.

Joint Venture Participations

     The Company is currently a 50% participant in the Reno Joint Venture, which owns and operates a hotel-casino in Reno, Nevada; and the Elgin Joint Venture, which owns and operates a riverboat casino and land-based entertainment complex in Elgin, Illinois; and a one-third owner of a company which is operating interim casinos in Windsor, Ontario, Canada. The Company is also a 50% participant in the Las Vegas Joint Venture, which is constructing Monte Carlo, a 3,000-room hotel-casino complex on the Las Vegas Strip which is scheduled to open in June 1996.

     The following is a description of the casino projects with which the Company is currently involved as a joint venture participant:

Reno Joint Venture (50% Participation)

     The Company, through a wholly owned subsidiary, is a 50% participant with Eldorado Limited Liability Company ("Eldorado Limited") in the Reno Joint Venture, a general partnership which owns and operates Silver Legacy, a themed hotel-casino and entertainment complex situated on two city blocks in downtown Reno, Nevada. The casino and entertainment complex, which opened in July 1995, is located between Circus Circus-Reno and Eldorado Hotel & Casino (the "Eldorado"), which is owned and operated by an affiliate of Eldorado Limited. Silver Legacy's casino and entertainment complex is connected at the mezzanine level with Circus Circus-Reno and the Eldorado by enclosed climate-controlled skyways above the streets between the respective properties. The property's exterior is heavily themed to evoke images of Reno during the period from the 1880's through the 1930's. At the main pedestrian entrances to the casino (located on all four sides of the complex), patrons enter by passing through active retail establishments and store fronts reminiscent of turn-of-the-century Reno.

     Silver Legacy, which has 1,711 hotel rooms, includes approximately 85,000 square feet of gaming space on two levels, of which approximately 75,000 square feet is on the ground level and approximately 10,000 square feet is on the mezzanine level. As of January 31, 1996, Silver Legacy s casino had 2,256 slot machines and other coin operated devices and 88 table games which include blackjack ("21") tables, craps, roulette and baccarat. Extending up into a 180-foot diameter dome structure from the center of the casino floor is a 120-foot tall mining rig situated over a replica of a silver mine. The rig depicts a functioning mining rig with running ore wagons, water flumes, steam and beam-traction engines, cradles and working buckets, and appears to mine and smelt ore and pour liquid gold and silver into coins and bullion.

     A 240-seat delicatessen, bar and "sidewalk" cafe are located on the ground floor, and a seafood grill, a buffet and a 24-hour coffee shop are located on the casino s mezzanine level. The property also includes a 25,000-square foot special events center, a health spa and an outdoor pool and sun deck. The hotel complex also includes a ten-level parking structure with space for approximately 1,800 vehicles.

     Silver Legacy was completed at a total cost of approximately $350 million (excluding preopening expenses). Pursuant to the joint venture agreement relating to Silver Legacy (the "Reno Venture Agreement"), each of the participants contributed to the Reno Joint Venture cash or property with an agreed-to value of $51.9 million. In May 1995, the Reno Joint Venture entered into a $230 million Credit Agreement with a group of major banks. The indebtedness under the Credit Agreement is secured by a Deed of Trust on Silver Legacy and security interests in other assets of the Reno Joint Venture. The indebtedness incurred pursuant to the Credit Agreement is subject to scheduled quarterly reductions ranging from $5 million to $7 million per quarter, and a scheduled reduction of $125 million on September 30, 2000. In addition to the scheduled quarterly payments, mandatory prepayments are required after the end of each of the first eight full fiscal quarters following the opening of Silver Legacy in the amount of 50% of the Reno Joint Venture's Consolidated
Available Cash Flow (as defined).   Each venturer's ability to
participate in cash flows generated by Silver Legacy is limited by the terms of the Reno Venture Agreement and the Credit Agreement, and the Company's right to receive repayments of its below-mentioned loan to the Reno Joint Venture is subject to limitations under the Credit Agreement. The foregoing discussion of the Reno Venture Agreement is qualified in its entirety by reference to the full text of such agreement which is included as
Exhibit 10(w) to this Report.

     As a condition to the Credit Agreement, the Company entered into an agreement pursuant to which it guaranteed completion of Silver Legacy. As of January 31, 1996, the Reno Joint Venture was indebted to the Company for advances in the aggregate amount of $27.5 million, the repayment of which is subject to certain limitations under the terms of the Credit Agreement. The advances to Silver Legacy are secured by a second Deed of Trust on Silver Legacy. In addition, the Company entered into a make-well agreement with the Reno Joint Venture for the benefit of the lenders under the Credit Agreement pursuant to which the Company is obligated to make such additional contributions to the Reno Joint Venture as may be necessary to maintain the Reno Joint Venture's coverage ratio at a minimum permitted level of 1.05 to
1.00. As of January 31, 1996, the Company had not been required to make any contribution pursuant to the make-well agreement.

     As of January 31, 1996, the assets of the Reno Joint
Venture, including Silver Legacy, were subject to encumbrances securing the repayment of indebtedness in the principal amount of $247.5 million.

Elgin Joint Venture (50% Participation)

     In June 1995, the Company acquired an entity which is a 50% participant with an affiliate of Hyatt Development Corporation in the Elgin Joint Venture, an Illinois general partnership which owns and operates The Grand Victoria. The Grand Victoria, a Victorian themed riverboat casino and land-based entertainment complex, opened in October 1994 in Elgin, Illinois, a suburb approximately 40 miles northwest of downtown Chicago. Over eight million people live within a 50-mile radius of Elgin. The Grand Victoria, the largest cruising gaming vessel in the United States, offers a Las Vegas-style gaming experience. The two-story vessel is 420 feet in length and 110 feet in width, and provides a maximum 80,000 square feet of gaming space, approximately 36,000 square feet of which was being used at January 31, 1996. As of such date, the casino had 977 licensed slot machines and other coin operated devices and 56 table games. The vessel has a capacity of 1,500 persons and operates on a fixed cruising schedule consisting of eight cruises each Monday through Thursday and nine cruises each Friday, Saturday, Sunday and holiday. The dimensions of the specially designed riverboat allow The Grand Victoria to maximize the gaming positions permitted under existing Illinois gaming regulations. This feature also allows The Grand Victoria to significantly increase the number of on-board gaming positions and to adapt the vessel to provide for dockside gaming in the event of liberalized gaming regulations in the State of Illinois. An adjacent dockside complex on approximately 12 acres of land overlooking the Fox River contains an approximately 83,000-square-foot pavilion with two movie theaters, a 240-seat buffet, an 80-seat fine dining restaurant, a VIP lounge and a gift shop, in addition to ticketing and registration services for the riverboat. There is surface parking available for approximately 600 vehicles and a parking structure which accommodates approximately 1,400 vehicles. The Grand Victoria is strategically located in Elgin among the residential suburbs of Chicago, with nearby freeway access and direct train service from downtown Chicago. The Grand Victoria is located approximately 20 miles and 40 miles, respectively, from its nearest competitors in Aurora, Illinois and Joliet, Illinois, and holds one of only ten riverboat gaming licenses currently granted state-wide.

     After the Elgin Joint Venture has recovered its $112 million initial investment in The Grand Victoria, the Elgin Joint Venture is obligated to contribute 20% of its after-tax adjusted net operating income to various local educational, environmental and economic projects benefitting the City of Elgin and Kane County, Illinois. The Company anticipates that the Elgin Joint Venture will be required to begin making this contribution in the second quarter of fiscal 1997. In addition, the pavilion and parking lot are located on land leased by the Elgin Joint Venture from the City of Elgin for an initial period of ten years, subject to certain renewal and purchase options granted to the Elgin Joint Venture. Under the lease, the Elgin Joint Venture is obligated to pay base rent of approximately $110,000 per year until the date at which the Elgin Joint Venture's cumulative after tax cash flow equals $75 million. Thereafter, the Elgin Joint Venture's rent will be equal to the greater of the base rent or 3% of its net operating income. The Elgin Joint Venture may offset certain capital expenditures against this rental obligation. Further, rent is deductible from after-tax adjusted net operating income for purposes of calculating the 20% contribution obligation described above. For the first five years of the lease, the Elgin Joint Venture is also obligated to make certain payments to the City of Elgin to help defray law enforcement costs.

     Under its agreements with the City of Elgin, the Elgin Joint Venture also was granted an option to purchase an additional nine acres of land contiguous to the existing site. For information concerning certain regulatory requirements applicable to the ownership and operation of the Elgin Joint Venture's gaming facilities, see "Regulation and Licensing--Illinois" in this Item 1.

     As of January 31, 1996, the assets of the Elgin Joint Venture were not subject to any encumbrances securing the repayment of indebtedness.

Las Vegas Joint Venture (50% Participation)

     In June 1995, the Company acquired an entity which is a 50% participant with an affiliate of Mirage Resorts, Incorporated
( Mirage ) in the Las Vegas Joint Venture, a Nevada general partnership, which is constructing Monte Carlo, a 3,000-room gaming resort that will have frontage of nearly 600 feet on the Las Vegas Strip. Monte Carlo, which will be located on 44 acres of the former "Dunes" golf course between two of the busiest intersections in Las Vegas, will be part of a cluster of new megaresorts including the MGM Grand, Excalibur and Luxor, and will be situated between Bellagio, a luxury resort currently under construction by Mirage and New York-New York, a casino resort being jointly developed by MGM Grand, Inc. and Primadonna Resorts, Inc. Monte Carlo, which is expected to open in June 1996, will contain approximately 90,000 square feet of casino space with a palatial style reminiscent of the Belle Epoque, the French Victorian architecture of the late 19th century. The property will include a recreated Victorian town square featuring ornate facades and an old-time "carnival" with circus acts, musicians, interactive games, high-tech arcade rides and other nongaming recreational activities. A 1,200-seat replica of a plush vaudeville theater, including a balcony and proscenium arch, will feature an elaborately staged show of illusions. It is currently contemplated that a themed walking path and tram will link Monte Carlo to Bellagio.

     The entity acquired by the Company, Gold Strike L.V., a Nevada general partnership (the Circus Participant ), is the managing partner of the Las Vegas Joint Venture and, subject to certain exceptions, has sole authority for the design, development, construction and operation of Monte Carlo. The cost of construction (including preopening expenses, capitalized interest and land acquisition costs) is estimated to be approximately $350 million. The Las Vegas Joint Venture has obtained a $200 million nonrecourse construction debt facility from a consortium of major banks, which, subject to certain conditions, will convert to a permanent reducing revolving loan once Monte Carlo opens. Pursuant to the Las Vegas Joint Venture's joint venture agreement (the "Las Vegas Joint Venture Agreement"), the aggregate principal amount of construction financing and all other joint venture indebtedness outstanding shall not exceed $210 million. The Company estimates that the Circus Participant s equity contribution to the Monte Carlo project will be approximately $70 million. The Circus Participant will be responsible for any construction cost overruns beyond the $210 million debt limit, cash equity contributions by both partners and the cost of the land.

     Construction of Monte Carlo commenced in April 1995. If construction of Monte Carlo is not completed and the facility is not open to the public by December 31, 1996, unless such delay is not within the Circus Participant s control, Mirage may either (i) elect to become the managing partner of the Las Vegas Joint Venture, (ii) dissolve the joint venture and receive from the Circus Participant a $2 million termination fee, or (iii) purchase the Circus Participant's entire interest in the Las Vegas Joint Venture for cash in an amount equal to the Circus Participant's capital account balance in the joint venture. In connection with the development of Monte Carlo, the Company has unconditionally guaranteed completion of the construction of Monte Carlo. The foregoing discussion of the Las Vegas Joint Venture Agreement is qualified in its entirely by reference to the full text of such agreement and amendments thereto which are included as Exhibits 10(ccc), 10(ddd), 10(eee) and 10(fff) to this Report.

     As of January 31, 1996, the assets of the Las Vegas Joint Venture were subject to encumbrances securing the repayment of indebtedness in the aggregate principal amount of $112 million.

Windsor Joint Venture (33 1/3% Participation)

     The Company is a participant in a casino in Windsor, Ontario, Canada with Hilton Hotels Corporation and Caesars World, Inc., through its ownership of a one-third interest in Windsor Casino Limited, an Ontario corporation ("WCL"), which has been awarded the exclusive right to negotiate an agreement to develop and operate a casino in Windsor, Ontario, Canada, approximately
1.5 miles from Detroit, Michigan across the Detroit River. WCL plans, subject to reaching such agreement, to develop and operate a hotel-casino which will include slot machines and table games as well as a 400-room hotel, meeting facilities, entertainment and other public areas. WCL opened an interim land-based casino in May 1994 and a dockside casino in December 1995. WCL is currently negotiating an agreement for a permanent facility. For information concerning certain regulatory requirements applicable to the ownership and operation of casino gaming facilities in Windsor, see "Regulation and Licensing -- Windsor, Ontario, Canada" in this Item 1.

Other

     For information concerning the Company s termination of its participation in the development of a riverboat casino project in Chalmette, Louisiana by its purchase in June 1995 of the remaining 50% interest in the venture entity and the sale of the unfinished project, see Note 14 of the Notes to Consolidated Financial Statements incorporated by reference in Item 8 of this Report.

Current Expansion Activities

     In January 1996, the Company commenced construction on a major expansion at Luxor that will include approximately 2,000 additional rooms, situated in two identical 22-story towers designed in a stepped-pyramid style, located between Luxor and Excalibur. The expansion will also include additional casino space, retail area, restaurants, and a multi-purpose showroom, as well as a signature dark ride with a working title of "Tutmania", an adventure through the fabled and enchanted tombs of ancient Egypt. The rooms should open by the end of calendar 1996. The estimated cost for this expansion is expected to be approximately $250 million.

     Also in January 1996, the Company commenced construction of a 1,000-room tower addition at Circus Circus-Las Vegas, which is scheduled for completion by the end of 1996. This addition will bring the total number of rooms at Circus Circus-Las Vegas to approximately 3,800. In concert with this expansion, the Company is also refurbishing all of the existing rooms at Circus Circus-Las Vegas. The estimated cost of the 1,000-room tower is approximately $60 million.

     Construction is expected to commence by the end of the fiscal year on the site where the Hacienda currently sits. This hotel/casino project is anticipated to include as many as 4,000 hotel rooms as well as many nongaming attractions. Although plans are preliminary, the cost of the project is estimated to be approximately $700-$800 million, exclusive of land and is expected to open in mid-1998.

     During fiscal 1997, the Company expects to refurbish all of the existing rooms and begin construction of an additional parking garage at Circus Circus-Reno. The room refurbishment will be completed during the current year, while the parking garage will be completed the following year. The estimated cost of these projects is approximately $35 million.

     The Company anticipates that the expansion projects discussed above (particularly those at Luxor) will partially disrupt business and negatively impact operating results during the expansion phase, although the Company is not able to predict the extent or magnitude of this impact.

     The Company has been negotiating with Mirage to participate in the development of a 150-acre site located in the Marina District of Atlantic City. Mirage recently entered into an agreement with the city of Atlantic City to acquire the site. Mirage's development of the site is subject to the satisfaction of a number of conditions, including its receipt of all requisite licenses, permits, allocations and authorizations, resolution of real estate title issues, its determination that the costs of environmental remediation are not unreasonable and the approval by the State of New Jersey of funding for certain significant improvements affecting the site. Accordingly, there can be no assurances as to whether or when Mirage will proceed with its development of the site. The Company's participation is subject to Mirage's determination to proceed with development of the site and the Company's successful negotiation of an agreement with Mirage, which would provide for the development of a hotel-casino, adjacent and linked to Mirage's. The Company's ability to proceed is also subject to its obtaining the requisite gaming and other approvals and licenses in New Jersey, as well as the approval of the gaming authorities of various other jurisdictions. Assuming the Company's consummation of an agreement with Mirage and receipt of the requisite licenses and approvals, the Company could begin construction sometime next year, with an anticipated 24-month construction period. While the exact extent of a potential development cannot be determined at this time, the Company is currently contemplating an investment of $500-$600 million to construct a hotel/casino megaresort with at least 2,000 rooms.

     Consistent with past practice and the longstanding policy of making substantial investments in its gaming business at regular intervals, the Company continues to actively pursue new projects, either by development or acquisition. New projects may be undertaken in Nevada, where all but one of the Company's wholly owned operating properties are currently located, or in other jurisdictions within the United States or abroad where gaming has been legalized. Such projects may be wholly owned and operated by the Company, or may be developed, owned and/or operated through joint ventures involving the Company and one or more other parties.

     The Company believes that its financial resources are adequate to permit it to successfully meet its commitments with respect to its current expansion projects and joint venture participations. However, depending on the timing, size and nature of the Company's commitments with respect thereto, future expansion projects or joint venture participations may require the Company to seek additional debt or equity funding.

Competition

     Recognizing that middle class vacationers enjoy gaming, but also vacation with their families, the Company seeks to appeal to this value-oriented market and satisfy the group's diverse entertainment demands by offering exciting entertainment opportunities at reasonable prices. The Company seeks to achieve this objective through its entertainment "megastores", such as the Circus properties in Las Vegas and Reno, Luxor, Excalibur, Colorado Belle and Edgewater, by offering gaming combined with dramatic entertainment concepts and reasonably priced rooms, reasonably priced food and beverage and prompt, courteous service. As of January 31, 1996, the Company was the largest hotel-casino operator in the Las Vegas and Laughlin markets in terms of total square footage of casino space and number of hotel rooms.

     The Company's Las Vegas casino and hotel operations, which are conducted from facilities located primarily along the Las Vegas Strip, currently compete with approximately 27 major hotel-casinos and a number of smaller casinos located on or near the
Las Vegas Strip   Such operations also compete with casinos
located in downtown Las Vegas, approximately 12 of which offer hotel, food and beverage and entertainment facilities, and several major hotel-casinos located elsewhere in the Las Vegas area. The Company's Las Vegas properties also compete, to a lesser extent, with casino and hotel facilities in other parts of Nevada, including Laughlin, Reno and along I-15 (the principal means of access to Las Vegas from southern California by car) near the California-Nevada state line.

     The casino and hotel capacity continues to increase in the Las Vegas market. During the fourth calendar quarter of 1993, two major new hotel-casinos, including Luxor, opened at the south end of the Las Vegas Strip, and a third such property opened near the center of the Las Vegas Strip. These three properties added significant casino capacity and over 10,500 hotel rooms to the existing Las Vegas market. These openings have shifted the focus of the Las Vegas Strip toward its south end, although at Circus Circus-Las Vegas (which is located at the Strip's northern end) results were not significantly different compared to the prior year. The Company also believes such openings had a negative impact on Laughlin area properties, including the Colorado Belle and the Edgewater, by drawing visitors from the Laughlin market, which has resulted in increased competition among Laughlin properties for a reduced number of visitors thus contributing to generally lower revenues and profit margins at Laughlin properties, including the Colorado Belle and the Edgewater. In April 1996, an additional competitor opened on the northern end of the Strip (north of Circus Circus-Las Vegas). This property opened with 1,500 hotel rooms (expanding to 2,500 by year-end), 97,000 square feet of casino space and various entertainment attractions.

     In the current year, 3,000 additional rooms and approximately 90,000 square feet of casino space will be added with the scheduled June opening of Monte Carlo (in which the Company has a 50% interest), and approximately 3,000 additional rooms will be added with the completion of an approximate 2,000-room expansion at Luxor and a 1,000-room expansion at Circus Circus-Las Vegas, each scheduled for completion by December 1996. Two other major Las Vegas Strip projects are currently under construction on sites contiguous to the Monte Carlo site. According to public statements of the developers, New York, New York is scheduled to open in December 1996 and will add an additional 2,000 rooms and approximately 90,000 square feet of casino space, and Bellagio is expected to open in the spring of 1998 with 3,000 rooms and a large casino. The Company cannot determine at this time what impact the opening of the projects currently under construction will have on the Company's operations.

     Excalibur (which has a total of 4,032 rooms) and Luxor (which currently has 2,526 rooms and will add approximately 2,000 additional rooms with the completion of two additional hotel towers currently under construction) each has benefited from walk-in business attributable to the registered guests and casino customers at the other property. While the impact on the Company of the current expansion of its facilities in Las Vegas cannot be determined at this time, management believes that the Company's Las Vegas operations, on a consolidated basis, have benefited significantly as a result of the addition of Luxor, which represents the Company s most recent introduction to the Las Vegas market of new hotel or casino capacity.

     Circus Circus-Reno competes with approximately 13 major casinos (the majority of which offer hotel rooms), including Silver Legacy, a 1,700-room hotel-casino complex which opened in July 1995 and is 50% owned by a wholly owned subsidiary of the Company, and Eldorado Limited. Circus Circus-Reno and Silver Legacy also compete with numerous other smaller casinos in the greater Reno area and, to a lesser extent, with casino and hotel facilities in other parts of Nevada. Silver Legacy, situated between Circus Circus-Reno and the Eldorado Hotel & Casino, is connected to each of such properties at the mezzanine level by enclosed climate-controlled skyways above the streets between the respective properties, thus facilitating the flow of customers within the three properties. Since the opening of Silver Legacy, results at Circus Circus-Reno have been affected as guests staying at Circus Circus-Reno have chosen to visit Silver Legacy during their stay.

     In Laughlin, the Colorado Belle and the Edgewater, which together accounted for approximately 24% of the rooms in Laughlin as of January 31, 1996, compete with eight other Laughlin casinos. They also compete with the hotel-casinos in Las Vegas and those situated on I-15 (the principal highway between Las Vegas and Los Angeles) near the Nevada-California state line, as well as a growing number of casinos on Indian reservations in Laughlin's regional market. While the Colorado Belle and the Edgewater also compete with each other, both properties have maintained occupancy levels of above 85% at their hotels and, because the two properties are situated on adjoining sites, the Company believes that each property benefits from walk-in business attributable to the registered guests and casino customers at the other property.

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

     The Company s Jean, Nevada properties, Gold Strike and Nevada Landing, are located on I-15, the primary thoroughfare between Las Vegas and southern California, approximately 25 miles south of Las Vegas and 12 miles north of the California/Nevada border, and are dependent for their customers almost entirely on the large number of people traveling between Las Vegas and southern California. As such, these properties compete with the large concentration of hotel, casino and other entertainment options available in Las Vegas as well as three hotel-casinos clustered at the California/Nevada border which, according to published reports, offer over 2,000 rooms and over 100,000 square feet of casino space as well as restaurants and entertainment facilities.

     The State of Mississippi legalized casino gaming on the water along the Mississippi River and the Mississippi Gulf Coast
in June 1990.   Circus Circus-Tunica competes with eight other
casinos in Tunica County. New competition will enter the Tunica market at Buck Lake, directly north of Tunica by the summer of 1996. This proposed property, which is being developed by Grand Casinos, will be larger in capacity and situated closer to Memphis than all of the existing facilities in Tunica County. There is no limit on the number of licenses that may be granted within Mississippi or within any county in Mississippi. The Company believes that Circus Circus-Tunica's principal market is the area within 100 miles of Tunica County. This area includes Memphis, Tennessee (with a population of approximately 1,000,000), Little Rock, Arkansas (with a population of approximately 500,000) and northern Mississippi (with a population base of over 250,000). Tunica County is currently the closest legalized gaming jurisdiction to Memphis. Because Circus Circus-Tunica is heavily dependent upon the patronage of Memphis residents and upon tourists and other out-of-state gaming customers coming to Tunica from Memphis, the opening of gaming casinos at locations closer to Memphis could have a material adverse effect on Circus Circus-Tunica's operations. In this regard, De Soto County, the northwestern most Mississippi county and the nearest to Memphis, by local referendum in November 1992 voted against authorizing gaming activities in the county, but could at any time after October 1996 vote to allow gaming activities. In addition, the authorization of gaming activities in Arkansas, or Tennessee, which currently has a constitutional restriction on gaming activities, could have a material adverse effect on the Company's Tunica County operations.

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

Regulation and Licensing

     Nevada

     The ownership and operation of casino gaming facilities in Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act"); and (ii) various local ordinances and regulations. The Company's gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the Nevada State Gaming Control Board (the "Nevada Board"), and various local licensing and regulatory authorities, including the Clark County Liquor and Gaming Licensing Board, the City of Reno and the City of Henderson (collectively, the "Local Authorities"). The Nevada Commission, the Nevada Board and the Local Authorities are collectively referred to as the "Nevada Gaming Authorities".

     The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) providing a source of state and local revenues through taxation and licensing fees. Changes in such laws, regulations and procedures could have an adverse effect on the Company's gaming operations.

     The Company's direct and indirect subsidiaries that conduct gaming operations or have an ownership interest in an entity that conducts gaming operations are required to be licensed by the Nevada Gaming Authorities. The Company is registered by the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and has been found suitable to own the stock of Circus Circus Casinos, Inc., Slots-A-Fun, Inc., Edgewater Hotel Corporation, Colorado Belle Corp., New Castle Corp., Ramparts, Inc. and Pinkless, Inc., each of which is a corporate gaming licensee under the terms of the Nevada Act ( individually, a "Corporate Licensee" and collectively with the additional corporate subsidiaries referenced hereinbelow, the "Corporate Licensees") that has been licensed to conduct nonrestricted gaming operations at its respective gaming establishment. The Company has also been found suitable to own the stock of M.S.E. Investments, Incorporated ("M.S.E."), Last Chance Investments, Inc. ("LCI"), Goldstrike Investments, Inc. ("GII"), Diamond Gold, Inc. ("DGI"), Oasis Development Company, Inc. ("Oasis") and Galleon, Inc. ("Galleon"), each of which is a Corporate Licensee that has been licensed as a general partner of one or more Nevada general partnerships that have been licensed to conduct nonrestricted or restricted gaming operations at their respective gaming establishments. M.S.E., LCI and GII are each licensed as general partners of Railroad Pass Investment Group, a Nevada general partnership ("Railroad Pass"), Jean Development Company, a Nevada general partnership ("Jean Development"), Jean Development West, a Nevada general partnership ("Jean West"), Gold Strike Fuel Company, a Nevada general partnership ("GSFC") and Jean Fuel Company West, a Nevada general partnership ("Jean Fuel"); DGI is licensed as a general partner of Jean West; Oasis is licensed as a general partner of GSFC and Jean Fuel; and Galleon is licensed as a 50% general partner of Circus and Eldorado Joint Venture, a Nevada general partnership ("CEJV") (all such general partnerships individually, a "Partnership Licensee" and collectively, the "Partnership Licensees"). Railroad Pass, Jean Development, Jean West, and CEJV have each been licensed to conduct nonrestricted gaming operations at their respective gaming establishments and Jean Fuel and GSFC have each been licensed to conduct restricted gaming operations consisting of 15 or fewer slot machines at their respective gaming establishments.

     The gaming licenses held by the Corporate Licensees and the Partnership Licensees (each individually, a "Gaming Subsidiary" and collectively, the "Gaming Subsidiaries") to conduct nonrestricted gaming operations require the payment of periodic fees and taxes and are not transferable. As a Registered Corporation, the Company is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. No person may become a stockholder or partner of, or receive any percentage of profits from the Gaming Subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company and the Gaming Subsidiaries have obtained from the Nevada Gaming Authorities the various registrations, approvals, findings of suitability permits and licenses required in order to engage in gaming activities in Nevada.

     The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company or the Gaming Subsidiaries in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of the Gaming Subsidiaries must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in gaming activities of the Gaming Subsidiaries may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

     If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company or a Gaming Subsidiary, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company and the Gaming Subsidiaries to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

     The Company and the Gaming Subsidiaries are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by the Gaming Subsidiaries must be reported to or approved by the Nevada Commission.

     If it were determined that the Nevada Act was violated by a Gaming Subsidiary, the gaming licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Gaming Subsidiaries, the Company and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the Company's gaming properties and, under certain circumstances, earnings generated during the supervisor's appointment (except for reasonable rental value of the casino) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company's gaming operations.

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

     Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the Company's voting securities beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company or the Gaming Subsidiaries, the Company: (i) pays that person any dividend or interest upon voting securities of the Company;
(ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person;
(iii) pays remuneration in any form to that person for services rendered or otherwise; or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities including, if necessary, the immediate purchase of said voting securities for cash at fair market value. Additionally, the Clark County Liquor and Gaming Licensing Board has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming licensee.

     The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation if the Nevada Commission has reason to believe that such holder's acquisition of such debt security would otherwise be inconsistent with the declared policy of the State of Nevada. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

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

     The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On August 24, 1995, the Nevada Commission granted the Company prior approval to make public offerings for a period of one year, subject to certain conditions (the "Shelf Approval"). The Shelf Approval also applies to any affiliated company wholly owned by the Company (an "Affiliate") which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval also includes approval for the Corporate Licensees to guarantee any security issued by, or to hypothecate their assets to secure the payment or performance of any obligations issued by, the Company or an Affiliate in a public offering under the Shelf Registration. However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board and must be renewed annually. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

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

     License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Gaming Subsidiaries' respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or
(iii) the number of table games operated. A casino entertainment tax is also paid by nonrestricted casino operations where entertainment is furnished in connection with the selling of food or refreshments. Nevada licensees that hold a license as an operator of a slot route, or a manufacturer's or distributor's license, also pay certain fees and taxes to the State of Nevada.

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

     The sale of alcoholic beverages at the gaming establishments operated by the Gaming Subsidiaries is subject to licensing, control and regulation by the applicable Local Authorities. All licenses are revocable and are not transferable. The Local Authorities involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse affect upon the operations of the licensed gaming establishments.

     Mississippi

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

     The Company is required to submit detailed financial, operating and other reports to the Mississippi Commission. Substantially all loans, leases, sales of securities and similar financing transactions entered into by CCMI must be reported to or approved by the Mississippi Commission. CCMI also is required to periodically submit detailed financial and operating reports to the Mississippi Commission and the Mississippi State Tax Commission and to furnish any other information required thereby.

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

     Any owner of voting securities found unsuitable and who holds, directly or indirectly, any beneficial ownership of equity interests in the Company beyond such period of time as may be prescribed by the Mississippi Commission may be guilty of a misdemeanor. Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Mississippi Commission may be found unsuitable. The Company will be subject to disciplinary action if, after it receives notice that a person is unsuitable to be an owner of or to have any other relationship with it, the Company:
(i) pays the unsuitable person any dividends or interest upon any securities of the gaming subsidiary or any payments or distribution of any kind whatsoever; (ii) recognizes the exercise, directly or indirectly, of any voting rights in its securities by the unsuitable person; or (iii) pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances. In addition, if the Mississippi Commission finds any owner of voting securities unsuitable, such owner must immediately surrender all securities to the Company, and the Company must refund any money or other thing of value that may have been invested in the Company or made use of by the Company.

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

     The Company may not make a public offering of its securities without the prior approval of the Mississippi Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Mississippi, or to retire or extend obligations incurred for such purposes.
On January 31, 1995, the Mississippi Commission granted the Company prior approval to make public offerings for a period of one year, subject to certain conditions (the "Shelf Approval"). The Shelf Approval also applies to any affiliated company wholly owned by the Company (an "Affiliate") which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval also included approval for CCMI to guarantee any security issued by, or to hypothecate their assets to secure the payment or performance of any obligations issued by the Company or an affiliate in a public offering under the Shelf Registration. However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Executive Director of the Mississippi Commission and must be renewed annually. The Shelf Approval does not constitute a finding, recommendation or approval by the Mississippi Commission as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

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

       As long as the Company is licensed to conduct gaming in Mississippi, the Company may not engage in gaming activities in Mississippi while also conducting gaming operations outside of Mississippi without approval of the Mississippi Commission. The Company has been approved in the following jurisdictions; Nevada, Indiana, Louisiana, Illinois and Ontario, Canada.

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

     Substantial fines for each violation of gaming laws or regulations may be levied against the Company in Mississippi. A violation under any gaming license held by the Company may be deemed a violation of its Mississippi license. Suspension or revocation of any of the Company's gaming licenses or of the approval of the Company would have a material adverse effect upon any business conducted by the Company in Mississippi.

     License fees and taxes, computed in various ways depending on the type of gaming involved, are payable to the State of Mississippi and to the county and cities in which the Company conducts operations in Mississippi. Depending upon the particular fee or tax involved, these fees and taxes are payable either weekly or annually and are based upon: (i) the gross gaming revenues received by the casino operation; (ii) the number of slot machines operated by the casino; and (iii) the number of table games operated by the casino. The legal age for gaming in Mississippi is 21.

     Windsor, Ontario, Canada

     The Company holds one-third of the outstanding shares of WCL, a corporation incorporated under the laws of the Province of Ontario, Canada. WCL has two other shareholders, each holding one-third of the outstanding shares of WCL. Pursuant to a contract with the Ontario Casino Corporation (the "OCC"), a governmental authority of the province of Ontario established under the Ontario Casino Corporation Act, WCL intends to develop and operate a hotel-casino in Windsor, Ontario on behalf of the OCC and, pending the development and opening of such property, has been operating an interim land-based casino that opened in May 1994 and a dockside casino that opened in December 1995.

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

     An application for registration or renewal of registration will be denied if there are reasonable grounds to believe that the applicant will not be financially responsible in the conduct of its business or if there are reasonable grounds to believe that it will not act in accordance with the law or with integrity, honesty, or in the public interest or the applicant is carrying on activities in contravention of the Ontario Act or its registration. In determining whether registration should be granted or renewed, the Ontario Registrar may have regard to the financial history and past conduct of the applicant, its officers and directors and "interested persons" who have a beneficial interest in, control of, or who have financed the applicant's business or any of its officers' or directors' businesses. The Ontario Registrar is empowered to investigate the character, financial history and competence of WCL or any person who has a beneficial interest in, control of, or who has financed WCL's business, including WCL's shareholders. The Ontario Registrar may also investigate officers or directors of WCL. The applicant for registration or renewal must pay the reasonable costs of such investigations.

     Each gaming employee at an Ontario gaming facility must be registered as a gaming assistant which registration may be revoked upon the occurrence of certain events.

     The Ontario Registrar may, subject to a registrant's right to a hearing under the Ontario Act, suspend or revoke a registration for any reason that would disentitle such registrant to registration or renewal.

     A change in control of WCL could result in revocation of
registration if the new person or entity in control is determined
to be unsuitable by the Ontario Registrar.   Any change in the
officers and directors of WCL requires the approval of the Ontario Registrar.

     All suppliers of goods and services to WCL must be registered as a supplier under the Ontario Act and regulations or have been issued a certificate of exemption from the Ontario
Registrar.

     All games of chance must be played in accordance with the rules of play prescribed by the regulations and approved in writing by the Ontario Commission.

     Investigators appointed by the Ontario Commission are empowered, subject to certain limitations, to conduct warrantless searches for the purpose of determining compliance with the Ontario Act, the regulations or the terms of a registration. The Ontario Director may issue an order freezing the assets of a person if it is alleged that a person has contravened the Ontario Act or the regulations thereunder, is subject to criminal proceeding, or is the subject of an investigation under the Ontario Act and the Ontario Director finds reasonable grounds to believe that the interests of the person on whose behalf the assets are held require protection.

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

     Illinois

     The Company is subject to the jurisdiction of the Illinois gaming authorities as a result of its acquisition of The Grand
Victoria riverboat casino and gaming complex based in Elgin, Illinois.

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

     The gaming license issued to The Grand Victoria riverboat casino in October 1994, will be valid for an initial period of three years and must be renewed annually thereafter. An owner's license is eligible for renewal upon payment of the applicable fee and a determination by the Illinois Board that the licensee continues to meet all of the requirements of the Illinois Act and Illinois Board rules. An ownership interest in an owner's license, or in a business entity other than a publicly held business entity which holds an owner's license, may not be (i) transferred or (ii) pledged as collateral without the approval of the Illinois Board. The Illinois Board also requires that employees of a gaming operator and vendors of gaming supplies and equipment be licensed.

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

     The Illinois Board requires that a "Key Person" of an owner licensee submit a Personal Disclosure Form and be investigated and approved by the Illinois Board. Any person directly or indirectly holding a legal or beneficial interest of 5% or more of an applicant is deemed to be a "Key Person," as are officers, directors, trustees, partners, proprietors and managing agents of a gaming enterprise. Furthermore, each applicant for an owner's license or owner license must disclose the identity of every person, association, trust or corporation having a greater than 1% direct or indirect pecuniary interest in an owner licensee or in the riverboat gaming operation with respect to which the license is sought. The Illinois Board may also require an applicant to disclose any other principal or investor and require the investigation and approval of such individuals.

     The Illinois Board (unless the investor qualifies as an institutional investor) requires a Personal Disclosure Form from any person or entity who or which, individually or in association with others, acquires directly or indirectly, beneficial ownership of more than 5% of any class of voting securities or nonvoting securities convertible into voting securities of a publicly traded corporation which holds an ownership interest in the holder of an owner's license. If the Illinois Board denies an application for such a transfer and if no hearing is requested, the applicant for the transfer of ownership must promptly divest those shares in the publicly traded parent corporation. The holder of an owner's license would not be able to distribute profits to a publicly traded parent corporation until such shares have been divested. If a hearing is requested, the shares need not be divested and profits may be distributed to a publicly-held parent corporation pending the issuance of a final order from the Illinois Gaming Board.

     The Illinois Board may waive any licensing requirement or procedure provided by rule if it determines that such waiver is in the best interests of the public and the gaming industry. Also, the Illinois Board may, from time to time, amend or change Board rules.

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

     Applicants for and holders of an owner's license are required to obtain formal approval from the Illinois Board for changes in the following areas: (i) Key Persons; (ii) type of entity; (iii) equity and debt capitalization of the entity; (iv) investors and/or debt holders; (v) source of funds; (vi) applicant's economic development plan; (vii) riverboat capacity or significant design change; (viii) gaming positions, (ix) anticipated economic impact; or (x) pro forma budgets and financial statements.

     A holder of an owner's license is allowed to make distributions to its stockholders only to the extent that such distribution would not impair the financial viability of the gaming operation. Factors to be considered by the licensee will include but not be limited to the following: (i) working capital requirements; (ii) debt service requirements; (iii) requirements for repairs and maintenance; and (iv) capital expenditure requirements.

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

Employees and Labor Relations

     At January 31, 1996, the Company employed approximately 20,200 persons. Approximately 39% of the Company's employees at January 31, 1996 were employed pursuant to the terms of collective bargaining agreements. Management considers its labor relations to be satisfactory. A work stoppage has not been experienced at a Company-owned property since an industry-wide strike in 1975. In Windsor, Ontario, the interim casino being operated by a joint venture in which the Company owns a 33-1/3% interest was closed by a three-week strike in March 1995.

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


Forward Looking Information

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included on oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities as well as other capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuation in interest rates), domestic or global economic conditions, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions) and applications for licenses and approvals under applicable laws and regulations (including gaming laws and regulations).

ITEM 2.  PROPERTIES.

     Circus Circus-Las Vegas. The Company owns approximately 69 acres of land with 375 feet of frontage on the Las Vegas Strip (the "Circus Circus-Las Vegas Site") and the related improvements. As of January 31, 1996, neither the Circus Circus-Las Vegas Site nor any of the improvements situated thereon was subject to any encumbrance securing the repayment of indebtedness. For additional information concerning Circus Circus-Las Vegas, see "Description of the Company's Operating Hotels and Casinos -- Las Vegas, Nevada -- Circus Circus-Las Vegas" in Item 1 of this Report.

     Luxor and Excalibur. The Company owns a 117-acre parcel on the southwest corner of the intersection of the Las Vegas Strip and Tropicana Avenue, with approximately 2,400 feet of frontage on the Las Vegas Strip (the "Excalibur-Luxor Site") and the related improvements. Excalibur is situated on the northern portion of the Excalibur-Luxor Site at the intersection of the Las Vegas Strip and Tropicana Avenue and Luxor is situated on such site to the south of Excalibur. As of January 31, 1996, neither the Excalibur-Luxor Site nor any of the improvements situated thereon was subject to any encumbrance securing the repayment of indebtedness. For additional information concerning Luxor and Excalibur, see "Description of the Company's Operating Hotels and Casinos -- Las Vegas, Nevada -- Luxor" and
"-- Excalibur" in Item 1 of this Report.

     Hacienda. The Company owns approximately 47 acres adjacent to Luxor, which is the site of the Hacienda (the "Hacienda Site"), and the related improvements. As of January 31, 1996, neither the Hacienda Site, which has approximately 1,000 feet of frontage on the Las Vegas Strip, nor any of the improvements situated thereon was subject to any encumbrance securing the repayment of indebtedness. For additional information concerning the Hacienda, see Description of the Company s Operating Hotels and Casinos -- Las Vegas, Nevada -- Hacienda in Item 1 of this Report.

     Circus Circus-Reno. Circus Circus-Reno is situated on a two-block area in downtown Reno (the "Circus Circus-Reno Site"), of which approximately 80% is owned by the Company and the remainder is held under three separate leases, two of which expire in 2032 and 2033, respectively. The Company owns the remainder interest in the parcel subject to the third lease pursuant to which the Company is obligated to pay rent for the lifetime of the landlord. As of January 31, 1996, neither the portion of the Circus Circus-Reno Site owned by the Company nor any of the improvements situated thereon was subject to any encumbrance securing the repayment of indebtedness. For additional information concerning Circus Circus-Reno, see "Description of the Company's Operating Hotels and Casinos -- Reno, Nevada -- Circus Circus-Reno" in Item 1 of this Report.

     Colorado Belle. The Company owns approximately 22 acres on the bank of the Colorado River in Laughlin, Nevada, which is the site of the Colorado Belle (the "Colorado Belle Site"), and the related improvements. As of January 31, 1996, neither the Colorado Belle Site nor any of the improvements situated thereon was subject to any encumbrance securing the repayment of indebtedness. For additional information concerning the Colorado Belle Hotel and Casino, see "Description of the Company's Operating Hotels and Casinos -- Laughlin, Nevada -- Colorado Belle" in Item 1 of this Report.

     Edgewater Hotel and Casino. Adjacent to the Colorado Belle Site, the Company owns approximately 16 acres on the bank of the Colorado River in Laughlin, Nevada, which is the site of the Edgewater (the "Edgewater Site"), and the related improvements. As of January 31, 1996, neither the Edgewater Site nor any of the improvements situated thereon was subject to any encumbrance securing the repayment of indebtedness. For additional information concerning the Edgewater Hotel and Casino, see "Description of the Company's Operating Hotels and Casinos -- Laughlin, Nevada -- Edgewater" in Item 1 of this Report.

     Gold Strike. The Company owns approximately 51 acres, which is the site of Gold Strike (the "Gold Strike Site"), and related improvements, on the east side of I-15 in Jean, Nevada, approximately 12 miles from the California/Nevada border and 25 miles from Las Vegas. As of January 31, 1996, neither the Gold Strike Site nor any of the improvements situated thereon was subject to any encumbrance securing the repayment of indebtedness. For additional information concerning Gold Strike, see "Description of the Company's Operating Hotels and Casinos - Jean, Nevada -- Gold Strike" in Item 1 of this Report.

     Nevada Landing. The Company owns approximately 55 acres, which is the site of Nevada Landing (the "Nevada Landing Site"), and related improvements, on the west side of I-15 in Jean, Nevada. As of January 31, 1996, neither the Nevada Landing Site nor any of the improvements situated thereon was subject to any encumbrance securing the repayment of indebtedness. For additional information concerning Nevada Landing, see "Description of the Company's Operating Hotels and Casinos - Jean, Nevada -- Nevada Landing" in Item 1 of this Report.

     Railroad Pass. The Company owns approximately 56 acres, which is the site of the Railroad Pass (the "Railroad Pass Site"), and related improvements, on US-93 in Henderson, Nevada. As of January 31, 1996, neither the Railroad Pass Site nor any of the improvements situated thereon was subject to any encumbrance securing the repayment of indebtedness. For additional information concerning Railroad Pass, see "Description of the Company's Operating Hotels and Casino - Henderson, Nevada -- Railroad Pass" in Item 1 of this Report.

     Circus Circus-Tunica. The Company owns approximately 24 acres in Tunica County, Mississippi, which is the site of Circus Circus-Tunica (the "Circus Circus-Tunica Site"), and the related improvements. The Company also owns an undivided 50% interest in an additional 388-acre site adjacent to the Tunica Site which is owned jointly with another unaffiliated gaming company (the "Tunica Jointly Owned Site"). As of January 31, 1996, neither the Circus Circus-Tunica Site nor the Company's interest in the Tunica Jointly Owned Site was subject to any encumbrance securing the repayment of indebtedness. For additional information concerning Circus Circus-Tunica, see "Description of the Company's Operating Hotels and Casinos -- Tunica County, Mississippi -- Circus Circus-Tunica" in Item 1 of this Report.

     Other Real Property

     Slots-A-Fun is situated on a 30,000-square-foot parcel owned by the Company and has approximately 100 feet of frontage on the Las Vegas Strip. The land, building and other improvements were not subject to any encumbrance securing indebtedness at January 31, 1996.

     The Company operates the Silver City Casino in Las Vegas under a lease which expires in October 1999. The Company currently pays a base rent of $129,982 per month. The base rent is subject to annual increases, calculated by using a specified index with a cap based on a specified percentage of annual revenues. Under the terms of the lease, the landlord or the landlord's assignee is entitled to participate in the profits to the extent of 50% of defined income from the operation of the Silver City Casino. There was no profit participation rent due for the years ended January 31, 1994, 1995 or 1996.

     The Company owns approximately 73 acres of unimproved land located immediately south of the Hacienda Site. As of January 31, 1996, the 73-acre site, which was acquired in March
1995 for $73 million, was not subject to any encumbrance securing indebtedness.

     The Company owns approximately 15 acres of land across the Las Vegas Strip from Luxor. The land, which was not subject to any encumbrance securing indebtedness as of January 31, 1996, is utilized as a parking lot for employees at Luxor and Excalibur.

     The Company owns approximately five acres of land just to the north of the Circus Circus-Reno Site, which will be used for the construction of a parking garage and other expansion of the property. This land is not subject to any encumbrances.

     The Company owns 60 acres of land in Jean, Nevada to the north of the Gold Strike and approximately 89 acres of land in Sloan, Nevada off of I-15. Sloan is located between Jean and Las Vegas. Both of these parcels are held for future development and are not subject to any encumbrances.

     The Company also owns or leases, or has options and/or agreements to purchase or lease, certain other improved and unimproved properties which are not deemed to be material to the Company.

     Joint Venture Interests. The Company, either directly or through a wholly owned subsidiary: owns (i) a 50% interest in the Reno Joint Venture, which owns and operates Silver Legacy, a 1,700-room hotel-casino in Reno, Nevada; (ii) a 50% interest in the Elgin Joint Venture, which owns and operates The Grand Victoria, a riverboat casino and land-based entertainment complex in Elgin, Illinois; and (iii) a one-third interest in an entity that operates an interim land-based casino and a dockside casino in Windsor, Ontario, Canada. The Company, through a wholly owned subsidiary, also owns a 50% interest in the Las Vegas Joint Venture, which is developing and will own and operate Monte Carlo, a 3,000-room hotel-casino complex which is scheduled to open in June 1996. Reference is made to the information appearing under the caption Joint Venture Participations in
Item 1 of this Report concerning the properties owned and operated, or being developed, by the aforementioned joint venture entities, which information is hereby incorporated in this Item 2 by this reference.

ITEM 3.   LEGAL PROCEEDINGS.

     On April 26, 1994, a lawsuit requesting class certification, was filed in the United States District Court for the Middle District of Florida against 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company and most of the other major hotel-casino companies. On May 10, 1994, a lawsuit requesting class certification alleging substantially identical claims was filed by another plaintiff in the same court against 48 defendants, including the Company. The two lawsuits have been consolidated into a single action and transferred to the United States District Court for the District of Nevada. On September 26, 1995, a lawsuit requesting class certification alleging substantially identical claims was filed by a third plaintiff in the United States District Court for the District of Nevada against 45 defendants, including the Company. The complaints allege that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce persons to play video poker and electronic slot machines by collectively misrepresenting how the gaming machines operate, as well as the extent to which there is an opportunity to win. The case alleges violations of the Racketeer Influenced and Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seeks unspecified compensatory and punitive damages. The Company and other defendants have moved to dismiss the complaints for failure to state a claim. No hearing has been set on this motion. Management believes that the claims are without merit and intends to defend the case vigorously.

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

     On November 9, 1994, the Company and the directors filed two motions to dismiss the amended complaint and, as to the purported derivative claims, a request in the alternative for an order requiring the plaintiffs to furnish a bond as security for the expenses incurred by the Company. On January 23, 1995, the Court issued an order dismissing plaintiffs' claims that the directors breached their fiduciary duties by failing to auction or sell the Company. The Court denied the motion to dismiss the plaintiffs' claims challenging the adoption of the Rights Agreement, but ruled that the Company and the directors could file a motion for summary judgment on this issue, including a request for attorney's fees, at their convenience. The Court deferred ruling on the Company and the directors' request for a bond until it had ruled on their motion for summary judgment.

     On April 16, 1996, plaintiffs executed a stipulation of settlement with the Company and the directors. The stipulation, on file with the Court, provides for, among other things, dismissal with prejudice of the lawsuit and the release of certain claims. The Company has agreed to adopt corporate resolutions and measures relating to review of acquisition proposals and "related party" transactions, the standstill agreement executed by former principals of Gold Strike Resorts now on the Company's board, and the Rights Agreement. The Company has agreed to pay $285,000 in attorneys' fees (of which $250,000 is being paid by applicable insurance) as well as certain legal costs. On April 19, 1996, the Court entered an order providing for notice to class members and a schedule for the hearing on approval of the settlement. The Court has set a hearing on approval of the settlement for June 18, 1996.

     An amended complaint in a purported class action lawsuit was filed on August 23, 1995 in the United States District Court for the District of New Jersey, Camden Division, against 79 named defendants, including the Company and other casino operators. The complaint, filed on behalf of Thomas Hyland and other persons similarly situated, alleges that the defendants have engaged in a course of conduct involving conspiracy among casinos in the United States to refuse to deal to skilled blackjack players who are capable of winning money at the casinos blackjack tables in violation of various statutory provisions including the Sherman Act, the Fair Credit Reporting Act and various state antitrust and consumer fraud laws. The complaint also asserts pendant causes of action under the tort and contract laws of states where it is alleged that refusal to deal to skilled players is illegal. The complaint seeks recovery of any compensatory damages determined to have been sustained as a result of the alleged violations as well as exemplary damages, including treble damages for alleged violations of the Sherman Act. Management believes that the claims against the Company are wholly without merit and does not expect that the lawsuit will have a material adverse effect on the Company s financial position or results of operations.

     The Company is a defendant in various pending litigation.
In management's opinion, the ultimate outcome of such litigation will not have a material adverse effect on the results of operations or the financial position of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended
January 31, 1996.

                                  PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

     Price Range of Common Stock. The Company's Common Stock is listed on the New York Stock Exchange and on the Pacific Stock Exchange and traded under the symbol CIR. The following table sets forth for the fiscal quarter periods shown the low and high sale prices for the Common Stock on the New York Stock Exchange Composite Tape.

Fiscal 1996                         Low      High

First Quarter......................$24.38   $33.50
Second Quarter.....................$29.25   $36.13
Third Quarter......................$24.75   $33.63
Fourth Quarter.....................$25.25   $31.88


Fiscal 1995                         Low      High

First Quarter......................$26.13   $39.38
Second Quarter.....................$20.50   $31.75
Third Quarter......................$20.50   $26.63
Fourth Quarter.....................$19.75   $27.13

On April 16, 1996 there were 4,543 holders of record of the Common Stock of the Company.

     Dividend Policy. The Company does not currently pay a cash dividend, nor is one contemplated in the foreseeable future. The Company believes that currently its stockholders are best served by a policy of reinvestment in new high-return projects. The Company has a policy of periodic share repurchase, as cash flows, borrowing capacity and market conditions warrant.

ITEM 6.   SELECTED FINANCIAL DATA.

(amounts in thousands,                   Year ended January 31,
 except share data)          1996       1995      1994      1993      1992

Operating Results(1):
Revenues(2)              $1,299,596 $1,170,182   $963,470  $850,941  $813,564
Operating profit before
 corporate expense(3)       328,422    280,792    234,311   220,435   213,097
Pretax income               205,759    214,490    182,608   183,313   157,004
Net income before
 nonrecurring items(3)      161,645    138,244    126,918   120,983   103,348
Net income                  128,898    136,286    116,189   117,322   103,348
Earnings per share before
 nonrecurring items (3)(4)    $1.66     $1.61      $1.46     $1.41     $1.23
Earnings per share(4)         $1.33     $1.59      $1.34     $1.37     $1.23

Balance Sheet Data:
Total assets             $2,211,893 $1,512,548 $1,297,924  $950,458  $783,071
Long-term debt              715,214    632,652    567,345   308,092   337,680
Stockholders' equity      1,226,812    686,124    559,950   490,009   326,196


(1) Gold Strike, Nevada Landing and Railroad Pass were acquired on June 1, 1995 and the Hacienda was acquired on September 1, 1995. Circus Circus-Tunica opened in August 1994 and Luxor opened in October 1993.

(2)   Revenues are net of complimentary allowances.

(3) These amounts are before extraordinary items and one-time charges in fiscal year 1996 for the write-off of certain assets of $45,148 and Silver Legacy preopening expenses of $5,232; in fiscal 1995 for Circus Circus-Tunica preopening expenses of $3,012; and in fiscal 1994 for Luxor and Grand Slam Canyon preopening expenses of $16,506. In fiscal 1993, the Company experienced an extraordinary loss of $3,661, net of income tax benefit of $1,885, on the early retirement of $100,000 principal amount of the Company's 10-1/8% Senior Subordinated Notes due April 1997.

(4) Earnings per share are based on shares outstanding adjusted for a two-for-one stock split effective July 12, 1991 and a three-for-two stock split effective July 9, 1993.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.

 Incorporated herein by reference are pages 19 through 25 of the Company's Annual Report to Stockholders for the fiscal year ended January 31, 1996 (the "1996 Annual Report"), which pages are included as part of Exhibit 13 to this Report.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

 Incorporated herein by reference are pages 26 through 42 of the 1996 Annual Report which pages are included as part of
Exhibit 13 to this Report.

           SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)



Year Ended January 31, 1996
(In thousands, except per share amounts)
                              1st       2nd       3rd       4th
                             Quarter   Quarter   Quarter   Quarter    Total
Revenue                     $295,033  $326,766  $354,206  $323,591  $1,299,596
Income from operations        71,046    24,365    88,399    67,563     251,373
Income before income tax      61,367    12,885    76,187    55,320     205,759
Net income                    39,400     7,281    46,584    35,633     128,898
Earnings per share          $   0.46  $   0.08  $   0.45  $   0.35  $     1.33


Year Ended January 31, 1995
(In thousands, except per share amounts)
                                    1st       2nd       3rd       4th
                             Quarter   Quarter   Quarter   Quarter    Total
Revenue                     $284,901  $299,895  $306,613  $278,773 $1,170,182
Income from operations        61,080    68,225    68,214    58,488    256,007
Income before income tax      50,455    57,535    57,714    48,786    214,490
Net income                    32,291    36,548    36,596    30,851    136,286
Earnings per share          $   0.38  $   0.43  $   0.43  $   0.36 $     1.59


ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE.

 Not applicable.


                                 PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

 The information beginning immediately following the caption "Election of Directors" to, but not including, the caption "Management Remuneration" in the Company's Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year ended January 31, 1996 and forwarded to stockholders prior to the Company's 1996 Annual Meeting of stockholders (the "1996 Proxy Statement"), is incorporated herein by reference.

 Based solely on (i) a review of certain reports furnished to the Company pursuant to the Securities Exchange Act of 1934 and
(ii) the written representations of the Company's executive officers and directors, the Company believes that all reports required to be filed pursuant to such Act with respect to transactions in the Company's Common Stock during the fiscal year ended January 31, 1996 were filed on a timely basis, except for one transaction by Carl F. Dodge which was reported on a Form 4 that was not timely filed.

ITEM 11.   EXECUTIVE COMPENSATION.

 The information in the 1996 Proxy Statement beginning immediately following the caption "Management Remuneration" to, but not including, the caption "Report of the Board of Directors and the Compensation Committee on Executive Compensation", is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.

 The information in the 1996 Proxy Statement beginning immediately following the caption "Security Ownership of Certain
Beneficial Owners and Management" to, but not including, the caption "Election of Directors", is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

 The information in the 1996 Proxy Statement beginning immediately following the caption "Certain Transactions" to, but not including, the caption "Ratification of Selection of Independent Auditors" and the additional information in the 1996 Proxy Statement beginning immediately following the caption "Compensation Committee Interlocks and Insider Participation" to, but not including, the caption "Comparative Stock Price Performance Graph", is incorporated herein by reference.


                                  PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

 (a)(1)    Consolidated Financial Statements:


CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES                          Page

Consolidated Balance Sheets as of January 31, 1996 and 1995.............     *

Consolidated Statements of Income for the three years ended January 31,
1996....................................................................     *

Consolidated Statements of Cash Flows for the three years ended January
31, 1996................................................................     *

Consolidated Statements of Stockholders' Equity for the three years ended
January 31, 1996........................................................     *

Notes to Consolidated Financial Statements..............................     *

Report of Independent Public
Accountants.............................................................     *


(a)(2)  Supplemental Financial Statement Schedules:

 None.


* Refers to page of the Annual Report to Shareholders for the year ended January 31, 1996, a copy of the incorporated portions of which are included as Exhibit 13 to this Report.

 (a)(3) Exhibits:

The following exhibits are filed as a part of this Report or incorporated herein by reference:

3(i)(a). Restated Articles of Incorporation of the Company as of July 15, 1988 and Certificate of Amendment thereto, dated June 29, 1989. (Incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1991.)

3(i)(b).   Certificate of Division of Shares into Smaller
           Denominations, dated June 20, 1991.   (Incorporated by
           reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1992.)

3(i)(c).   Certificate of Division of Shares into Smaller
           Denominations, dated June 22, 1993. (Incorporated by reference to Exhibit 3(i) to the Company's Current Report on Form 8-K dated July 21, 1993.)

3(ii).     Restated Bylaws of the Company dated February 29, 1996.

4(a). Rights Agreement dated as of July 14, 1994, between the
      Company and First Chicago Trust Company of New York. (Incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated August 15, 1994.)

4(b). $1.5 Billion Loan Agreement, dated as of January 29,
      1996, by and among the Company, the Banks named therein and Bank of America National Trust and Savings Association, as administrative agent for the Banks, and related Subsidiary Guaranty dated as of January 29, 1996, of the Company's subsidiaries named therein. (Incorporated by reference to Exhibit 4(a) to the Company's Current Report on Form 8-K dated January 29, 1996.)

4(c). Amendment No. 1 to the $1.5 Billion Loan Agreement, by and among the Company, the Banks named therein and Bank of America National Trust and Savings Association, as administrative agent for the Banks.

4(d). Rate Swap Master Agreement, dated as of October 24, 1986, and Rate Swap Supplements One through Four.
      (Incorporated by reference to Exhibit 4(j) to the Company's Current Report on Form 8-K dated December 29,
      1986.)

4(e). Interest Rate Swap Agreement, dated as of October 20,
      1989, by and between the Company and Salomon Brothers Holding Company Inc. (Incorporated by reference to
      Exhibit 4(q) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1990.)

4(f). Interest Rate Swap Agreement, dated as of June 20, 1989, by and between the Company and First Interstate Bank of California. (Incorporated by reference to Exhibit 4(r) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1990.)

4(g). Interest Rate Swap Agreement, dated as of April 6, 1992, by and between the Company and Canadian Imperial Bank of Commerce. (Incorporated by reference to Exhibit 4(y) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1992.)

4(h). Indenture by and between the Company and First Interstate
      Bank of Nevada, N.A., as Trustee with respect to the Company's 10-5/8% Senior Subordinated Notes due 1997. (Incorporated by reference to Exhibit 4(a) to the Company's Registration Statement (No. 33-34439) on Form S-3.)

4(i). Indenture by and between the Company and First Interstate
      Bank of Nevada, N.A., as Trustee with respect to the Company's 6-3/4% Senior Subordinated Notes due 2003 and its 7-5/8% Senior Subordinated Debentures due 2013. (Incorporated by reference to Exhibit 4(a) to the Company's Current Report on Form 8-K dated July 21, 1993.)

4(j). Indenture, dated February 1, 1996, by and between the Company and First Interstate Bank of Nevada, N.A., as Trustee. (Incorporated by reference to Exhibit 4(b) to the Company's Current Report on Form 8-K dated January 29, 1996.)

4(k). Supplemental Indenture, dated February 1, 1996, by and between the Company and First Interstate Bank of Nevada, N.A., as Trustee, with respect to the Company's 6.45% Senior Notes due February 1, 2006. (Incorporated by reference to Exhibit 4(c) to the Company's Current Report on Form 8-K dated January 29, 1996.)

4(l). 6.45% Senior Notes due February 1, 2006 in the principal amount of $200,000,000. (Incorporated by reference to Exhibit 4(d) to the Company's Current Report on Form 8-K dated January 29, 1996.)

10(a).*    1983 Nonqualified Stock Option Plan of the Company.
           (Incorporated by reference to Exhibit 10(d) to the Company's Registration Statement (No. 2-85794) on
           Form S-1.)

10(b).*    1983 Incentive Stock Option Plan of the Company.
           (Incorporated by reference to Exhibit 10(e) to the Company's Registration Statement (No. 2-85794) on
           Form S-1.)

10(c).*    Amendment to Circus Circus Enterprises, Inc. 1983
           Incentive Stock Option Plan. (Incorporated by reference to Exhibit 4(a) to the Company's Registration Statement (No. 2-91950) on Form S-8.)

10(d).* 1989 Stock Option Plan of the Company. (Incorporated by reference to Exhibit 4 to the Company's Registration
           Statement (No. 33-39215) on Form S-8.)

10(e).*    Stock Purchase Warrant Plan.   (Incorporated by reference
           to Exhibit 4(a) to the Company's Registration Statement (No. 33-29014) on Form S-8.)

10(f).*    Amended and Restated 1991 Stock Incentive Plan of the
           Company. (Incorporated by reference to Exhibit 4 to the Company's Registration Statement (No. 33-56420) on Form S-8.)



10(g).* 1993 Stock Option Plan of the Company. (Incorporated by reference to Exhibit 10(a) to the Company's Quarterly
           Report on Form 10-Q for the quarterly period ended July
           31, 1993.)

10(h).* 1995 Special Stock Option Plan and Forms of Nonqualified Stock Option Certificate and Agreement. (Incorporated by reference to Exhibit 10(gg) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1995.)

10(i).*    Circus Circus Enterprises, Inc. Executive Compensation
           Insurance Plan.  (Incorporated by reference to Exhibit
           10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1992.)

10(j).     Lease, dated November 1, 1957, by and between Bethel
           Palma and others, as lessor, and the Company's predecessor in interest, as lessee; Amendment of Lease, dated May 6, 1983. (Incorporated by reference to Exhibit 10(g) to the Company's Registration Statement (No.
           2-85794) on Form S-1.)

10(k). Grant, Bargain and Sale Deed to the Company pursuant to the Lease dated November 1, 1957. (Incorporated by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1984.)

10(l).     Lease, dated August 3, 1977, by and between B&D
           Properties, Inc., as lessor, and the Company, as lessee; Amendment of Lease, dated May 6, 1983. (Incorporated by reference to Exhibit 10(h) to the Company's Registration Statement (No. 2-85794) on Form S-1.)

10(m).     Tenth Amendment and Restatement of the Circus Circus
           Employees' Profit Sharing and Investment Plan.
           (Incorporated by reference to Exhibit 4(e) to Post
           Effective Amendment No. 7 to the Company's Registration Statement (No. 33-18278) on Form S-8.)

10(n).     Fifth Amendment and Restatement to Circus Circus
           Employees' Profit Sharing and Investment Trust.
           (Incorporated by reference to Exhibit 4(h) to Post
           Effective Amendment No. 7 to the Company's Registration Statement (No. 33-18278) on Form S-8.)

10(o).* Retirement Plan for Outside Directors (Incorporated by reference to Exhibit 10(ii) to the Company's Annual
           Report on Form 10-K for the fiscal year ended January 31,
           1995).

10(p). Group Annuity Contract No. GA70867 between Philadelphia Life (formerly Bankers Life Company) and Trustees of Circus Circus Employees' Profit Sharing and Investment Plan. (Incorporated by reference to Exhibit 4(c) to the Company's Registration Statement (No. 33-1459) on
           Form S-8.)

10(q). Lease, dated as of November 1, 1981, between Novus Property Company, as landlord, and the Company, as tenant. (Incorporated by reference to Exhibit 4(h) to the Company's Registration Statement (No. 2-85794) on Form S-1.)

10(r). First Addendum and First Amendment, each dated as of June 15, 1983, to Lease dated as of November 1, 1981.
           (Incorporated by reference to Exhibit 4(i) to the Company's Annual Report on Form 10-K for the year ended January 31, 1984.)

10(s). Second Amendment, dated as of April 1, 1984, to Lease dated as of November l, 1981. (Incorporated by reference to Exhibit 10(o) to the Company's Registration Statement (No. 33-4475) on Form S-1.)

10(t). Lease by and between Robert Lewis Uccelli, guardian, as lessor, and Nevada Greens, a limited partnership, William
         N. Pennington, as trustee, and William G. Bennett, as trustee, and related Assignment of Lease. (Incorporated by reference to Exhibit 10(p) to the Company's Registration Statement (No. 33-4475) on Form S-1.)

10(u). Agreement of Purchase, dated March 15, 1985, by and between Denio Brothers Trucking Company, as seller, and the Company, as buyer, and related lease by and between Denio Brothers Trucking Co., as lessor, and Nevada Greens, a limited partnership, William N. Pennington, as trustee, and William G. Bennett, as trustee, and related Assignment of Lease. (Incorporated by reference to Exhibit 10(q) to the Company's Registration Statement (No. 33-4475) on Form S-1.)

10(v). Agreement of Joint Venture, dated as of March 1, 1994, by and among Eldorado Limited Liability Company, Galleon, Inc., and the Company. (Incorporated by reference to Exhibit 10(y) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1994.)

10(w). $230 million Credit Agreement, dated May 30, 1995, by and among Circus and Eldorado Joint Venture, the Banks named therein and First Interstate Bank of Nevada, N.A., as Arranger and Administrative Agent. (Incorporated by reference to Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1995.)

10(x). Agreement Between Owner and Contractor, dated February 7, 1994, by and between Circus and Eldorado Joint Venture, and Perini Building Company. (Incorporated by reference to Exhibit 10(cc) to the Company's Annual Report of Form 10-K for the year ended January 31, 1994.)

10(y). Interim Casino Operating Agreement, dated as of May 14, 1994, by and among Ontario Casino Corporation as agent of Her Majesty the Queen in Right of Ontario and Windsor Casino Limited and Caesars World, Inc., Circus Circus Enterprises, Inc. and Hilton Hotels Corporation. (Incorporated by reference to Exhibit 10(l) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1994.)

10(z).* Agreement, dated December 16, 1994, between the Company and Terry L. Caudill. (Incorporated by reference to Exhibit 10(cc) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1995.)

10(aa). Purchase and Sale Agreement, dated January 10, 1995, by and between Hacienda Hotel, Inc. and William G. Bennett of the Hacienda Hotel and Casino, and the related Assignment and Consent to Assignment to the Company, dated March 5, 1995. (Incorporated by reference to Exhibit 10(dd) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1995.)

10(bb). Agreement and Plan of Merger, dated March 19, 1995, by and among the Company and M.S.E. Investments, Incorporated, Last Chance Investments, Incorporated, Gold Strike Investments, Incorporated, Diamond Gold, Inc., Gold Strike Aviation, Incorporated, Gold Strike Finance Company, Inc., Oasis Development Company, Inc., Michael
         S. Ensign, William A. Richardson, David R. Belding, Peter
         A. Simon II and Robert J. Verchota. (Incorporated by reference to Exhibit 10(ee) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1995.)

10(cc). First Amendment to Agreement and Plan of Merger, dated May 30, 1995, by and among the Company and M.S.E. Investments, Incorporated, Last Chance Investments, Incorporated, Goldstrike Investments, Incorporated, Diamond Gold, Inc., Gold Strike Aviation, Incorporated, Goldstrike Finance Company, Inc., Oasis Development Company, Inc., Michael S. Ensign, William A. Richardson, David R. Belding, Peter A. Simon II and Robert J. Verchota. (Incorporated by reference to Exhibit 99.2 of the Schedule 13D of Michael S. Ensign relating to the Company's Common Stock, filed on June 12, 1995.)

10(dd). Exchange Agreement, dated March 19, 1995, by and among the Company and New Way, Inc., a wholly owned subsidiary of the Company, Glenn W. Schaeffer, Gregg H. Solomon, Antonio C. Alamo, Anthony Korfman and William Ensign. (Incorporated by reference to Exhibit 10(ff) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1995.)

10(ee). First Amendment to Exchange Agreement, dated May 30, 1995, by and among the Company and New Way, Inc., a wholly owned subsidiary of the Registrant, Glenn W. Schaeffer, Gregg H. Solomon, Antonio C. Alamo, Anthony Korfman and William Ensign. (Incorporated by reference to Exhibit 10(d) to the Company's Current Report on Form 8-K dated June 1, 1995.)

10(ff). Registration Rights Agreement, dated as of June 1, 1995, by and among the Company and Michael S. Ensign, William
         A. Richardson, David R. Belding, Peter A. Simon II, Glenn
         W. Schaeffer, Gregg H. Solomon, Antonio C. Alamo, Anthony Korfman, William Ensign and Robert J. Verchota. (Incorporated by reference to Exhibit 99.5 of the Schedule 13D of Michael S. Ensign, relating to the Company's Common Stock, filed on June 12, 1995.)

10(gg). Standstill Agreement, dated as of June 1, 1995, by and among the Company and Michael S. Ensign, William A. Richardson, David R. Belding, Peter A. Simon II and Glenn
         W. Schaeffer. (Incorporated by reference to Exhibit 99.4 of the Schedule 13D of Michael S. Ensign, relating to the Company's Common Stock, filed on June 12, 1995.)

10(hh).* Executive Officer Annual Bonus Plan. (Incorporated by reference to Exhibit 10(hh) to the Company's Annual
         Report on Form 10-K for the fiscal year ended January 31, 1995.)

10(ii).* Employment Agreement dated June 1, 1995, by and between the Company and Clyde Turner. (Incorporated by reference to Exhibit 10(i) to the Company's Current Report on Form
         8-K dated June 1, 1995.)

10(jj).* Employment Agreement dated June 1, 1995, by and between the Company and Michael S. Ensign. (Incorporated by reference to Exhibit 99.3 of the Schedule 13D of Michael
         S. Ensign, relating to the Company's Common Stock, filed on June 12, 1995.)

10(kk).* Employment Agreement dated June 1, 1995, by and between the Company and Glenn W. Schaeffer. (Incorporated by reference to Exhibit 10(k) to the Company's Current
         Report on Form 8-K dated June 1, 1995.)

10(ll).* Employment Agreement dated June 1, 1995, by and between the Company and William A. Richardson. (Incorporated by reference to Exhibit 99.3 of the Schedule 13D of William
         R. Richardson, relating to the Company's Common Stock, filed on June 12, 1995.)

10(mm).* Employment Agreement dated June 1, 1995, by and between the Company and Mike H. Sloan. (Incorporated by reference to Exhibit 10(m) to the Company's Current
              Report on Form 8-K dated June 1, 1995.)

10(nn).* Employment Agreement dated June 1, 1995, by and between the Company and Kurt D. Sullivan. (Incorporated by reference to Exhibit 10(n) to the Company's Current
         Report on Form 8-K dated June 1, 1995.)

10(oo).* Employment Agreement dated June 1, 1995, by and between the Company and Antonio C. Alamo.

10(pp).* Employment Agreement dated June 1, 1995, by and between the Company and Gregg H. Solomon.

10(qq).* Employment Agreement dated June 1, 1995, by and between the Company and Daniel N. Copp.

10(rr).* Agreement dated April 15, 1996, by and between the Company and Daniel N. Copp.

10(ss). Joint Venture Agreement, dated as of December 18, 1992, between Nevada Landing Partnership and RBG, L.P.
         (Incorporated by reference to Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1995.)


10(tt).  Amendment dated July 15, 1993 to the Joint Venture
         Agreement between Nevada Landing Partnership and RBG,
         L.P. (Incorporated by reference to Exhibit 10(h) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1995.)

10(uu). Amendment dated October 6, 1994 to the Joint Venture Agreement between Nevada Landing Partnership and RBG, L.P. (Incorporated by reference to Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1995.)

10(vv).  Amendment dated June 1, 1995 to the Joint Venture
         Agreement between Nevada Landing Partnership and RBG,
         L.P. (Incorporated by reference to Exhibit 10(j) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1995.)

10(ww).  Amendment dated February 28, 1996 to the Joint Venture
         Agreement between Nevada Landing Partnership and RBG,
         L.P.

10(xx). Reducing Revolving Loan Agreement, dated as of December 21, 1994, among Victoria Partners, each bank party thereto, The Long-Term Credit Bank of Japan, Ltd., Los Angeles Agency, and Societe Generale, as Co-agents, and Bank of America National Trust and Savings Association, as Administrative Agent (without Schedules or Exhibits) (the "Victoria Partners Loan Agreement"). (Incorporated by reference to Exhibit 99.2 to Amendment No. 1 on Form 8-K/A to the Current Report on Form 8-K dated December 9, 1994 of Mirage Resorts, Incorporated. Commission File No. 1-6697.)

10(yy). Amendment No. 1 to the Victoria Partners Loan Agreement, dated as of January 31, 1995. (Incorporated by reference to Exhibit 10(uu) to the Annual Report on Form 10-K for the year ended December 31, 1994 of Mirage Resorts
         Incorporated.  Commission File No. 1-6697.)

10(zz). Amendment No. 2 to the Victoria Partners Loan Agreement, dated as of June 30, 1995. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 of Mirage Resorts, Incorporated. Commission File No. 1-6697.)

10(aaa). Amendment No. 3 to the Victoria Partners Loan Agreement, dated as of July 28, 1995. (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 of Mirage Resorts, Incorporated. Commission File No. 1-6697.)

10(bbb). Amendment No. 4 to the Victoria Partners Loan Agreement, dated as of October 16, 1995. (Incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1995.)

10(ccc). Joint Venture Agreement, dated as of December 9, 1994, between MRGS Corp. and Gold Strike L.V. (without Exhibit) (the "Victoria Partners Venture Agreement"). (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated December 9, 1994 of Mirage Resorts, Incorporated. Commission File No. 1-6697.)

10(ddd). Amendment No. 1 to the Victoria Partners Venture
         Agreement dated as of April 17, 1995. (Incorporated by reference to Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995 of Mirage Resorts, Incorporated. Commission File No. 1-6697.)

10(eee). Amendment No. 2 to the Victoria Partners Venture
         Agreement dated as of September 25, 1995. (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995 of Mirage Resorts Incorporated. Commission File No. 1-6697.)

10(fff). Amendment No. 3 to the Victoria Partners Venture
         Agreement dated as of February 28, 1996.

10(ggg). Consulting Agreement, dated June 1, 1995, between Circus
         Circus Casinos, Inc. (a subsidiary of the Company) and
         Lakeview Company.

13. Portions of the Annual Report to Stockholders for the Year Ended January 31, 1996 specifically incorporated by reference as part of this Report.

21.      Subsidiaries of the Company.

23.      Consent of Arthur Andersen LLP.  (See page 64.)

27.      Financial Data Schedule for the year ended January 31,
         1996 as required under EDGAR.

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

    (b)  During the fourth quarter of the fiscal year ended
January 31, 1996, the Company filed no Current Report on Form 8-K.


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

                                 CIRCUS CIRCUS ENTERPRISES, INC.

Dated:  April 29, 1996          By: Clyde T. Turner
                                    Clyde T. Turner, Chairman
                                    of the Board

  Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                   Title                Date


Clyde T. Turner          Chairman of the Board    April 29, 1996
Clyde T. Turner            and Chief Executive
                         Officer (Principal
                         Executive Officer)


Michael S. Ensign        Vice Chairman and        April 29, 1996
Michael S. Ensign     Chief Operating Officer


William A. Richardson    Executive Vice President      April 29, 1996
William A. Richardson


Glenn W, Schaeffer       President and Chief         April 29, 1996
Glenn W. Schaeffer       Financial Officer
                         (Principal Financial
                         Officer)


Kurt Sullivan            Director                    April 29, 1996
Kurt Sullivan


Les Martin               Controller (Principal       April 29, 1996
Les Martin               Accounting Officer)


Tony Coehlo              Director                    April 29, 1996
Tony Coehlo


Carl F. Dodge            Director                    April 29, 1996
Carl F. Dodge




                              SIGNATURES (cont.)


      Signature                   Title                Date



William N. Pennington    Director                    April 29, 1996
William N. Pennington


Arthur M. Smith, Jr.     Director                    April 29, 1996
Arthur M. Smith, Jr.


Fred W. Smith            Director                    April 29, 1996
Fred W. Smith


                                                           Exhibit 23

                 CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

    As independent public accountants, we hereby consent to the incorporation of our report dated February 28, 1996 included (or incorporated by reference) in Circus Circus Enterprises, Inc.'s Annual Report on Form 10-K for the year ended January 31, 1996, into the Company's previously filed Form S-8 Registration Statements File Nos. 2-91950, 2-93578, 33-18278, 33-29014, 33-
39215, 33-56420 and 33-53303 and to the Company's previously filed Form S-3 Registration Statement File No. 33-65359.



                                  ARTHUR ANDERSEN LLP


Las Vegas, Nevada
April 25, 1996




                            INDEX TO EXHIBITS
                                 FORM 10-K
                             Fiscal Year Ended
                             January 31, 1996
Exhibit
Number

3(ii).   Restated Bylaws of the Company dated February 29, 1996.

4(c). Amendment No. 1 to the $1.5 Billion Loan Agreement, by and among the Company, the Banks named therein and Bank of America National Trust and Savings Association, as administrative agent for the Banks.

10(oo).* Employment Agreement dated June 1, 1995, by and between the Company and Antonio C. Alamo.

10(pp).* Employment Agreement dated June 1, 1995, by and between the Company and Gregg H. Solomon.

10(qq).* Employment Agreement dated June 1, 1995, by and between the Company and Daniel N. Copp.

10(rr).* Employment Agreement dated April 15, 1996, by and between the Company and Daniel N. Copp.

10(ww).  Amendment dated February 28, 1996 to the Joint Venture
         Agreement between Nevada Landing Partnership and RBG,
         L.P.

10(fff). Amendment No. 3 to the Victoria Partners Venture
         Agreement dated February 28, 1996.

10(ggg). Consulting Agreement, dated June 1, 1995, between
         Circus Circus Casinos, Inc. (a subsidiary of the
         Company) and Lakeview Company.

13. Portions of the Annual Report to Stockholders for the Year Ended January 31, 1996 specifically incorporated by reference as part of this Report.

21.      Subsidiaries of the Company.

23.      Consent of Arthur Andersen LLP.

27.      Financial Data Schedule for the year ended January 31,
         1996 as required under EDGAR.