Form 10-K/A
period 1996-01-31
CIRCUS CIRCUS ENTERPRISES INC
filed 1996-05-24
CIK 725549

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A
                                (AMENDMENT NO.1)
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended    January 31, 1996
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

Item 14 is amended and restated as follows solely for the purpose of correcting
Exhibit 3(ii). The page reference in the description of Exhibit 23 refers to such page of this Report, as originally filed.


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

     4(c). Amendment No. 1 to the $1.5 Billion Loan Agreement, by and among the Company, the Banks named therein and Bank of America National Trust and Savings Association, as administrative agent for the Banks. **

     4(d). Rate Swap Master Agreement, dated as of October 24, 1986, and Rate Swap Supplements One through Four. (Incorporated by reference to Exhibit 4(j) to the Company's Current Report on Form 8-K dated December 29, 1986.)

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

     10(t). Lease by and between Robert Lewis Uccelli, guardian,as lessor, and Nevada Greens, a limited partnership, William N. Pennington, as trustee, and William G. Bennett, as trustee, and related Assignment of Lease. (Incorporated by reference to Exhibit 10(p) to the Company's Registration Statement (No. 33-4475) on Form S-1.)


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

     10(oo).* Employment Agreement dated June 1, 1995, by and between the Company and Antonio C. Alamo. **

     10(pp).* Employment Agreement dated June 1, 1995, by and between the Company and Gregg H. Solomon. **

     10(qq).* Employment Agreement dated June 1, 1995, by and between the Company and Daniel N. Copp. **

     10(rr).* Agreement dated April 15, 1996, by and between the Company and Daniel N. Copp. **

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

     10(ww). Amendment dated February 28, 1996 to the Joint Venture Agreement between Nevada Landing Partnership and RBG, L.P. **

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

     10(fff). Amendment No. 3 to the Victoria Partners Venture Agreement dated as of February 28, 1996. **

     10(ggg). Consulting Agreement, dated June 1, 1995, between Circus Circus Casinos, Inc. (a subsidiary of the Company) and Lakeview Company. **

     13. Portions of the Annual Report to Stockholders for the Year Ended January 31, 1996 specifically incorporated by reference as part of this Report. **

     21.       Subsidiaries of the Company. **

     23.       Consent of Arthur Andersen LLP. (See Page 64) **

     27. Financial Data Schedule for the year ended January 31, 1996 as required under EDGAR. **

_____________
* This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report.

**   This exhibit was included in the original filing of this Report.

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

                                 CIRCUS CIRCUS ENTERPRISES, INC.

Dated:  May 22, 1996             By:GLENN SCHAEFFER
                                    Glenn Schaeffer, President
                                    and Chief Financial Officer


                            INDEX TO EXHIBITS
                                FORM 10-K/A
                             (AMENDMENT NO. 1)
                             Fiscal Year Ended
                             January 31, 1996
Exhibit
Number

3(ii).    Restated Bylaws of the Company dated February 29, 1996.