Form 10-Q
period 1996-04-30
CIRCUS CIRCUS ENTERPRISES INC
filed 1996-06-14
CIK 725549

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

                              FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         April 30, 1996

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

            Class                     Outstanding at May 31, 1996
Common Stock, $.01-2/3 par value                103,870,923 shares

           CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

                               Form 10-Q

                                INDEX
                                                            Page No.

Part I. FINANCIAL INFORMATION

     Item 1.  Financial Statements:

              Condensed Consolidated Balance Sheets at
              April 30, 1996 (Unaudited) and January 31,
              1996...........................................    3-4

              Condensed Consolidated Statements of Income
              (Unaudited) for the Three Months Ended
              April 30, 1996 and 1995........................      5

              Condensed Consolidated Statements of Cash
              Flows (Unaudited) for the Three Months Ended
              April 30, 1996 and 1995........................    6-7

              Notes to Condensed Consolidated Financial
              Statements (Unaudited).........................   8-17

     Item 2.  Management's Discussion and Analysis of Fi-
              nancial Condition and Results of Operations....  18-23

Part II. OTHER INFORMATION                                        24



Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                  ASSETS
                                                April 30,     January 31,
                                                  1996           1996
                                               (Unaudited)
CURRENT ASSETS:

   Cash and cash equivalents................     $ 70,634     $ 62,704

   Receivables..............................       19,325       14,527

   Inventories..............................       19,627       20,459

   Prepaid expenses and other...............       25,356       26,690

        Total current assets................      134,942      124,380

PROPERTY, EQUIPMENT AND LEASEHOLD INTERESTS,
   at cost, less accumulated depreciation
   and amortization of $507,547 and $490,596
   respectively.............................    1,495,186    1,474,684

EXCESS OF PURCHASE PRICE OVER FAIR MARKET
   value of net assets acquired, net........      393,240      394,518

NOTES RECEIVABLE............................       33,777       27,508

INVESTMENTS IN UNCONSOLIDATED AFFILIATES....      183,309      173,270

OTHER ASSETS................................       19,863       17,533

       Total Assets.........................   $2,260,317   $2,211,893




           The accompanying notes are an integral part of these condensed consolidated financial statements.


              CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share data)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       April 30,   January 31,
                                                         1996         1996
                                                      (Unaudited)
CURRENT LIABILITIES:

    Current portion of long-term debt................  $    420     $    863

    Accounts payable - trade ........................    23,306       16,824

    Accrued liabilities .............................   104,000       76,235

           Total current liabilities ................   127,726       93,922

LONG-TERM DEBT ......................................   673,327      715,214

DEFERRED INCOME TAX .................................   153,836      148,096

OTHER LONG-TERM LIABILITIES .........................     9,159        9,319

           Total liabilities ........................   964,048      966,551

REDEEMABLE PREFERRED STOCK...........................    18,530       18,530

STOCKHOLDERS' EQUITY:

    Common stock, $.01-2/3 par value
      Authorized - 450,000,000 shares
      Issued - 112,799,832 and 112,795,332 shares ...     1,880        1,880

    Preferred stock, $.01 par value
      Authorized - 75,000,000 shares ................         -            -

    Additional paid-in capital ......................   530,030      527,205

    Retained earnings ...............................   927,103      883,630

    Treasury stock (9,450,909 and 9,828,809 shares),
      at cost........................................  (181,274)    (185,903)

           Total stockholders' equity ............... 1,277,739    1,226,812

           Total Liabilities and
             Stockholders' Equity .................. $2,260,317   $2,211,893





            The accompanying notes are an integral part of these
                condensed consolidated financial statements.


            CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except share data)
                               (Unaudited)

                                                            Three Months
                                                           Ended April 30,

REVENUES:                                                 1996       1995

  Casino .......................................        $175,178   $153,351
  Rooms ........................................          77,690     68,229
  Food and beverage ............................          54,966     47,132
  Other ........................................          39,462     35,655
  Earnings of unconsolidated affiliates ........          19,815      1,565
                                                         367,111    305,932
  Less-complimentary allowances ................         (14,226)   (10,899)
                                                         352,885    295,033
COSTS AND EXPENSES:
  Casino .......................................          74,347     63,362
  Rooms ........................................          29,077     25,665
  Food and beverage ............................          50,662     40,168
  Other operating expenses .....................          23,432     19,684
  General and administrative ...................          53,845     47,956
  Depreciation and amortization ................          24,496     22,261
  Abandonment loss..............................           8,206          -
                                                         264,065    219,096

OPERATING PROFIT BEFORE CORPORATE
  EXPENSE ......................................          88,820     75,937

CORPORATE EXPENSE ..............................           7,523      4,891

INCOME FROM OPERATIONS .........................          81,297     71,046

OTHER INCOME (EXPENSE):
  Interest, dividend and
    other income ...............................           1,167        525
  Interest income and guarantee
    fees from unconsolidated affiliate .........           1,598      2,310
  Interest expense .............................         (12,134)   (12,514)
  Interest expense from unconsolidated
    affiliate ..................................          (2,543)         -
                                                         (11,912)    (9,679)

INCOME BEFORE PROVISION FOR
  INCOME TAX....................................          69,385     61,367

  Provision for income tax .....................          25,913     21,967

NET INCOME .....................................        $ 43,472   $ 39,400

EARNINGS PER SHARE..............................        $    .42   $    .46

  Average shares outstanding ...................     103,116,564 85,859,152

          The accompanying notes are an integral part of these condensed consolidated financial statements.


             CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)
                               (Unaudited)
                                                          Three Months
                                                        Ended April 30,

                                                       1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $ 43,472   $ 39,400
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                     26,245     22,697
     (Gain) loss on disposition of fixed assets         7,831       (190)
     Increase in other current assets                  (2,632)    (2,519)
     Increase in other noncurrent assets               (2,310)    (5,307)
     Increase in interest payable                      10,857     10,037
     Increase in other current liabilities             23,390     25,082
     Increase in deferred income tax                    5,740      4,060
     Decrease in other noncurrent liabilities             (16)       (16)
     Unconsolidated affiliates' earnings in
       excess of distributions                         (2,011)      (695)
          Total adjustments                            67,094     53,149

          Net cash provided by operating activities   110,566     92,549

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                (51,618)   (82,836)
  Increase in investments in unconsolidated
    affiliates                                         (8,054)    (4,670)
  Increase in notes receivable                         (6,269)   (58,936)
  Proceeds from sale of equipment and other assets        388        271
  Other                                                (1,273)        (5)

          Net cash used in investing activities       (66,826)  (146,176)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of senior notes              199,562          -
  Net effect on cash of issuances and payments
    of debt with initial maturities of
    three months or less                             (225,212)    70,780
  Issuances of debt with original maturities
    in excess of three months                               -      5,880
  Principal payments of debt with original
    maturities in excess of three months              (16,699)       (45)
  Exercise of stock options and warrants                6,684        229
  Other                                                  (145)         -

          Net cash provided by (used in)
            financing activities                      (35,810)    76,844

Net increase in cash and cash equivalents               7,930     23,217
Cash and cash equivalents at beginning of period       62,704     53,764
Cash and cash equivalents at end of period           $ 70,634   $ 76,981


             CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                             (In thousands)
                               (Unaudited)


                                                         Three Months
                                                        Ended April 30,

                                                       1996       1995


SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
  Interest (net of amount capitalized)               $      0   $  2,193
  Income tax                                         $     40   $    101







         The accompanying notes are an integral part of these condensed consolidated financial statements.


         CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All information for the three months ended April 30, 1996 and 1995 is unaudited.)


(1)  Principles of consolidation and basis of presentation -

     Circus Circus Enterprises, Inc. (the "Company") was incorporated February 27, 1974. The Company owns and operates hotel and casino facilities in Las Vegas, Reno, Laughlin, Jean and Henderson, Nevada and a dockside casino in Tunica County, Mississippi. It is also an investor in several unconsolidated affiliates, with operations that include a casino in Windsor, Canada, a riverboat casino in Elgin, Illinois and a hotel/casino in Reno, Nevada. The Company is also an investor in a hotel/casino that will open on the Las Vegas Strip on June 21, 1996. (See Note 7.)

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

     Certain reclassifications have been made to the financial statements for the three months ended April 30, 1995 to conform to the financial statement presentation for the three months ended April 30, 1996. These reclassifications have no effect on net income.

     These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended January
31, 1996.



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

(3)  Long-term debt -

     Long-term debt consists of the following (in thousands):

                                          April 30,   January 31,
                                            1996         1996
                                         (Unaudited)
     Amounts due under corporate
       debt program at floating
       interest rates, weighted
       average of 5.6%                    $ 69,115     $210,188
     6.45% Senior Notes due 2006
       (net of unamortized discount
       of $427)                            199,573            -
     7-5/8% Senior Subordinated
       Debentures due 2013                 150,000      150,000
     6-3/4% Senior Subordinated Notes
       due 2003 (net of unamortized
       discount of $115 and $119)          149,885      149,881

(3)  Long-term debt (continued) -

     10-5/8% Senior Subordinated Notes
       due 1997 (net of unamortized
       discount of $20 and $24)             99,980       99,976
     Amounts due under bank credit
       agreements at floating interest
       rates                                     -      100,000
     Other notes                             5,194        6,032
                                           673,747      716,077
     Less - current portion                   (420)        (863)

                                          $673,327     $715,214

     The Company has established a corporate debt program whereby it can issue commercial paper or similar forms of short-term debt. Although the debt instruments issued under this program are short-term in tenor, they are classified as long-term debt because (i) they are backed by long-term debt facilities (see below) and (ii) it is management's intention to continue to replace such borrowings on a rolling basis as various instruments come due and to have such borrowings outstanding for longer than one year. To the extent that the Company incurs debt under this program, it must maintain an equivalent amount of credit available under its bank credit facility discussed more fully below.

     In January 1996, the Company renegotiated its $250 million unsecured 364-day facility and its $500 million unsecured reducing revolver, both of which were dated September 30, 1993, as well as a $145 million reducing revolving credit agreement assumed by the Company upon its acquisition of Gold Strike Resorts in June 1995. These agreements were replaced by a new $1.5 billion unsecured credit facility (reducing to $1.2 billion on December 31, 1999) which matures on December 31, 2000 (the "Facility"). The maturity date and reduction date may each be extended for an unlimited number of one-year periods with the consent of the bank group. The Facility contains financial covenants regarding minimum net worth, interest charge coverage, total debt and new venture capital expenditures and investments. The Facility is for general corporate purposes. The Company incurs commitment fees of 22.50 basis points on the unused portion of the Facility. As of April 30, 1996, the Company had no borrowings under the Facility. At such date, the Company had $69.1 million issued under the corporate debt program thus reducing, by that amount, the credit available under the Facility for purposes other than repayment of corporate debt. The fair

(3)  Long-term debt (continued) -

value of the debt issued under the corporate debt program approximates the carrying amount of the debt due to the short-term maturities of the individual components of the debt.

     The Company filed a shelf registration statement, effective January 11, 1996, with the Securities and Exchange Commission which will allow the issuance of up to $400 million of various types of debt securities. In February 1996, the Company issued $200 million principal amount of 6.45% Senior Notes due February 1, 2006 (the "6.45% Notes"), with interest payable each February and August. The 6.45% Notes, which were discounted to $199.6 million, are not redeemable prior to maturity and are not subject to any sinking fund requirements. The net proceeds from this offering were used primarily to repay borrowings under the Company's corporate debt program.

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

     In June 1990, the Company issued $100 million principal amount of 10-5/8% Senior Subordinated Notes (the "10-5/8% Notes") due June 1997, with interest payable each June and December. The 10-5/8% Notes, which were discounted to $99.9 million, are not redeemable prior to maturity and are not subject to any sinking fund requirements. Holders of the 10-5/8% Notes may require the Company to repurchase all or any portion of their notes at par upon the occurrence of both a Designated Event (as defined in the indenture) and a Rating Decline (as defined in the indenture).
As of April 30, 1996, $9.1 million principal amount of the 10-5/8% Notes was owned by one of the Company's directors.

     The Company has a policy aimed at managing interest rate risk associated with its current and anticipated future borrowings. This policy enables the Company to use any combination of interest rate swaps, futures, options, caps and similar arrangements. The Company has entered into various

(3)  Long-term debt (continued) -

interest rate swaps, principally with its bank group, to manage interest expense, which is subject to fluctuation due to the variable-rate nature of the debt under the Company's corporate debt program. The Company has interest rate swap agreements under which it pays a fixed interest rate (weighted average of approximately 8.8%) and receives a variable interest rate (weighted average of approximately 5.3% at April 30, 1996) on $113.5 million notional amount of "initial" swaps, and pays a variable interest rate (weighted average of approximately 5.2% at April 30, 1996) and receives a fixed interest rate (weighted average of approximately 8.2%) on $60 million notional amount of "reversing" swaps. The net effect of all such swaps resulted in additional interest expense, due to an interest rate differential which, at April 30, 1996, was approximately 1.2% on the total notional amount of the swaps. One of the initial swaps provides for quarterly reductions in the notional amount of up to $1 million. This swap has a current notional amount of $29 million, but declines to $22.5 million by its termination date in fiscal 1999. Excluding this swap, the initial swaps have the following termination dates: $30 million in fiscal 1997, $29.5 million in fiscal 1999 and $25 million in fiscal 2000. The reversing swaps expire as follows: $30 million in fiscal 1997 and $30 million in fiscal 2002.

     In addition to the aforementioned swaps, the Company has entered into an interest rate swap with a notional amount of $100 million in which the Company pays a floating rate (5.3% at April 30, 1996 and capped at 6.5%) and receives a fixed interest rate of 4.75%. This swap corresponds in both notional amount and maturity to the Company's 10-5/8% Notes due in 1997. The variable interest rates which the Company pays or receives under the various swaps are based primarily upon the London Interbank Offering Rate (LIBOR). The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, the Company considers the risk of nonperformance by the counterparties to be minimal because the parties to the swaps and reverse swaps are predominantly members of the Company's bank group.

     As of April 30, 1996, under the Company's most restrictive loan covenants, the Company was restricted as to the payment of dividends in excess of approximately $162 million, the purchase of its own capital stock in excess of approximately $462 million and was restricted from issuing additional debt in excess of approximately $806 million.

(4)  Warrants, stock options and stock rights -

     In June 1989, the stockholders approved a stock purchase warrant plan enabling the Company to offer warrants to its officers and other key employees to purchase up to 4.5 million shares of the Company's common stock. In accordance with the provisions of such plan, the 4.5 million warrants were issued in June 1989 at a price of $.17 per warrant with an exercise price of $14.33 ($.67 per share over the fair market value on the date the warrants were authorized). Each warrant has a term of seven years, with 50% of the warrants becoming exercisable two years from the date of grant and the remaining 50% three years from the date of grant. As of April 30, 1996, warrants representing 4.0 million shares had been exercised, including warrants represent-ing 204,500 shares which were exercised during the three months ended April 30, 1996.

     The Company also has various stock option plans for executive, managerial and supervisory personnel as well as the Company's outside directors and consultants. The plans permit grants of options, performance shares and restricted stock relating to the Company's common stock. During the three months ended April 30, 1996, options for 145,000 shares were granted at an exercise price of $34.00 per share, while options for 177,900 shares were exercised at prices ranging from $15.29 to $21.25 with a weighted average exercise price of $21.10 per share. As of April 30, 1996, options for 7.4 million shares remained exercisable at prices ranging from $8.58 to $39.34 with a weighted average exercise price of $25.00 per share, while options covering 2.4 million shares remained available for grant. The stock options are generally exercisable in one or more installments beginning not less than six months after the grant date.

     On July 14, 1994, the Company declared a dividend of one Common Stock Purchase Right (the "Rights") for each share of common stock outstanding at the close of business on August 15, 1994. Each Right entitles the holder to purchase from the Company one share of common stock at an exercise price of $125, subject to certain antidilution adjustments. The Rights generally become exercisable ten days after the earlier of an announcement that an individual or group has acquired 10% or more of the Company's outstanding common stock or the announcement of commencement of a tender offer for 10% or more of the Company's common stock.

(4)  Warrants, stock options and stock rights (continued) -

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

(5)  Redeemable preferred stock -

     In connection with the acquisition of Gold Strike Resorts, New Way, Inc., a wholly-owned subsidiary of the Company, issued 1,069,926 shares of $10.00 Cumulative Preferred Stock. Dividends are payable when, as and if declared by the Board of Directors. Each share of preferred stock is exchangeable for approximately
3.9 shares of the Company's common stock, however no dividends are payable in the event of exchange. In general, the preferred stock is exchangeable by the holder thereof after two years from the date of issuance, and by the company on the occurrence of certain events, including a merger of New Way, Inc. into another subsidiary of the Company. The exchange rate is subject to adjustment in the event of certain dilutive events. The preferred stock is subject to mandatory redemption on the fifteenth anniversary of the date of original issuance at a price equal to the liquidation preference ($100) plus all unpaid dividends. Of the preferred shares issued, 866,640 were issued to another wholly-owned subsidiary of the company.

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

(8)  Investments in unconsolidated affiliates -

     The Company has investments in unconsolidated affiliates that are accounted for under the equity method. Using the equity method, original investments are recorded at cost and adjusted by the Company's share of earnings or losses of these companies.
The investment balance also includes interest capitalized during construction. Investments in unconsolidated affiliates consist of the following (in thousands):

                                          April 30,  January 31,
                                            1996        1996
                                        (Unaudited)
 Circus and Eldorado Joint Venture (50%)
 (Hotel/Casino, Reno, Nevada)            $ 53,022    $ 52,917
 Windsor Casino Limited (33 1/3%)
 (Casino, Windsor, Canada)                 13,902      11,799
 Elgin Riverboat Resort (50%)
 (Riverboat Casino, Elgin, Illinois)       53,987      56,719
 Victoria Partners (50%)
 (Hotel/Casino, Las Vegas, Nevada)         62,398      51,835
                                         $183,309    $173,270

(9)  Abandonment loss -

     During the first quarter, the Company wrote-off $8.2 million of costs associated with the demolition of a people-mover at Circus Circus-Las Vegas and the planned removal of the Nile River at Luxor, which will occur in the second quarter. These write-offs were related to the ongoing construction of new hotel towers and related remodeling at both properties.

(10) Commitments and contingent liabilities -

      In December 1993, Windsor Casino Limited, a corporation owned equally by Circus Circus Enterprises, Inc., Caesars World, Inc. and Hilton Hotels Corporation or their subsidiaries, was selected to exclusively negotiate an agreement to design, build and operate a casino complex in Windsor, Ontario, Canada. The planned complex will include casino, showroom and meeting facilities as well as a 400-room hotel, all located in Windsor's

(10)  Commitments and contingent liabilities (continued) -

central business district, immediately across the Detroit River from Detroit, Michigan. An interim casino, operated by Windsor Casino Limited, opened in May 1994. In December 1995, the interim facility was expanded to include a dockside casino, bringing the total casino space to approximately 75,000 square feet. The corporation is currently negotiating the agreement for a permanent facility.

     In July 1995, Silver Legacy, a 50/50 joint venture with the Eldorado Hotel/Casino (a privately held company) opened in downtown Reno, Nevada. As a condition to the joint venture's $230 million bank credit agreement, which funded a portion of the cost of the project, Circus entered into a make-well agreement whereby it is obligated to make additional contributions to the joint venture as may be necessary to maintain a minimum coverage ratio (as defined). As of April 30, 1996, the Company had outstanding loans to the joint venture in the principal amount of $33.8 million.

     The Company owns a 50% interest in a joint venture (with Mirage Resorts, Incorporated) which is developing Monte Carlo, a major destination resort under construction on the Las Vegas Strip for which the Company serves as the venture's manager. Monte Carlo has an estimated cost of $350 million (including land, capitalized interest and preopening expenses), and the Company is obligated to fund any portion of such cost in excess of certain equity contributions, $10 million in vendor financing and the funding provided by a $200 million construction loan. As a condition to the construction loan, the Company has guaranteed the completion of Monte Carlo. The Company's total equity contribution is anticipated to be approximately $70 million, of which $53.1 million had been funded as of April 30, 1996. Monte Carlo is scheduled to open June 21, 1996.

     In January 1996, the Company commenced construction on a major expansion at Luxor that will include approximately 2,000 additional rooms, situated in two identical 22-story towers designed in a stepped-pyramid style, located between Luxor and Excalibur. The expansion will also include additional casino space, retail area, restaurants, and a multipurpose showroom, as well as a signature dark ride with a working title of "Tutmania," a special-effects adventure through the fabled and enchanted tombs of ancient Egypt. The rooms should open by the end of calendar 1996. The estimated cost for this expansion is approximately $250 million and as of April 30, 1996, $26.2 million had been incurred.


(10)  Commitments and contingent liabilities (continued) -

     Also in January 1996, the Company commenced construction of a 1,000-room tower addition at Circus Circus-Las Vegas, which is scheduled for completion by the end of 1996. This addition will bring the total number of rooms at Circus Circus-Las Vegas to approximately 3,800. In concert with this expansion, the Company is also refurbishing all of the existing rooms at Circus Circus-Las Vegas. The estimated cost of the 1,000-room tower is approximately $60 million and as of April 30, 1996, $4.7 million had been incurred.

     The Company has funded the above projects from internal cash flows, project specific financing or its credit facility, and anticipates that future funding for such projects will be from these sources, including the $1.5 billion credit facility, of which approximately $69 million was drawn as of April 30, 1996.

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


             CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Unaudited)


                    RESULTS OF OPERATIONS

Earnings per Share

For the quarter ended April 30, 1996, the Company reported net income of $43.5 million, or $.42 per share, versus $39.4 million, or $.46 per share, in the prior year quarter. Current year results reflect asset write-offs of $8.2 million related to the demolition of a people-mover at Circus Circus-Las Vegas and the planned removal of the Nile River at Luxor (which will occur in the second quarter). These write-offs relate to the ongoing construction of new hotel towers and related remodeling at these properties. On the same basis of operations, excluding the write-offs, earnings were $.47 per share, a record for any quarter in the Company's history. An all-time record operating quarter at Excalibur and continued impressive performance at The Grand Victoria, the Company's 50% owned riverboat casino in Elgin, Illinois (acquired as part of the acquisition of Gold Strike Resorts on June 1, 1995), drove these results.

Revenues

Revenues for the Company increased $57.9 million, or 20%, versus the prior year. The acquisition of Gold Strike Resorts in the second quarter of the prior year (see Note 2 of Notes to Condensed Consolidated Financial Statements) was a principal factor in this increase, as these properties (Gold Strike, Nevada Landing, Railroad Pass and The Grand Victoria) produced $39.0 million in revenues for the first quarter. The Company's 50% ownership in The Grand Victoria accounted for the most significant portion of these revenues. (For accounting purposes, the Company's share of the operating income of joint ventures is reflected as revenue under earnings of unconsolidated affiliates.) The acquisition of the Hacienda Hotel and Casino on September 1, 1995 was also a factor, as this property produced $15.5 million in revenues for the first quarter. In connection with the Company's planned construction of a new hotel/casino on the Hacienda site, the Hacienda will cease operations and be demolished later this calendar year.

In Las Vegas, revenues at the Company's properties were up slightly on a combined basis. While revenues were up 8% at Excalibur, first quarter results at Luxor and Circus Circus-Las Vegas compared below the prior year. Both properties have experienced considerable disruption due to the ongoing construction of 1,000 new rooms at Circus Circus and 2,000 new rooms at Luxor. These expansion projects are scheduled for completion by year-end. Despite the disruptions, occupancy rates at all three properties were 100% for the quarter.

In Reno, revenues at Circus Circus-Reno were off 10% versus the prior year, when an extended bowling convention contributed to business in the city. Results at this property have also been impacted by the adjacent Silver Legacy (50% owned by the Company), which opened July 28, 1995. For its part, the Company's interest in Silver Legacy generated $2.6 million in revenue for the first quarter.

In Laughlin, the Colorado Belle and the Edgewater reported a combined 7% increase in revenues, as this market may have begun to stabilize from the impact of various competitive factors, including competition from new theme resorts in Las Vegas and the emergence of unregulated Native American casinos in Laughlin's Arizona and California feeder markets. However, the opening this year of several major theme resorts in Las Vegas, including the opening of Monte Carlo on June 21, 1996, could again adversely affect the Laughlin market.

Operating Income

For the quarter ended April 30, 1996, income from operations (excluding the $8.2 million in asset write-offs discussed previously) rose $18.5 million, or 26%, from last year's first quarter. The Company's composite operating margin (before the asset write-offs) was 25.4% versus 24.1% in the prior year quarter.

The increase in operating income was due primarily to the June 1, 1995 acquisition of Gold Strike Resorts, which contributed $17.8 million in operating income during the first quarter, led by The Grand Victoria (the 50% owned riverboat casino in Elgin, Illinois), which produced the highest reported operating cash flow ever for a cruising gaming vessel in a three-month period. Additionally, Excalibur had its all-time record operating quarter, posting a 34% increase in operating income versus the prior-year first quarter and producing operating cash flow of $29.3 million, 14% higher than its previous highest quarter. These results were partially offset by lower comparisons at Circus Circus-Las Vegas, Luxor and Circus Circus-Reno, for reasons discussed previously under "Revenues".

Interest Expense

Total interest expense for the quarter rose $2.2 million compared to the first quarter last year. The increase was due primarily to the Company recording its 50% share of Silver Legacy's interest expense. Capitalized interest was $2.9 million for the quarter ended April 30, 1996 versus $1.5 million in the year-ago quarter. Long-term debt at April 30, 1996 stood at $673 million compared to $709 million at April 30, 1995.

Income Tax

The Company's effective tax rate for the three months ended April 30, 1996 was 37.3% compared with 35.8% for the three months ended April 30, 1995. These rates reflect the corporate statutory rate of 35% plus the effect of various nondeductible expenses, including in the current quarter, the amortization of goodwill associated with the Gold Strike transaction.

Financial Position and Capital Resources

The Company had cash and cash equivalents of $70.6 million at April 30, 1996, reflecting normal daily operating requirements. The Company's pretax cash flow from operations, before asset write-offs, was $115.7 million for the three months ended April 30, 1996 versus $93.7 million in the prior year, an increase of 23%. In this context, pretax cash flow from operations is defined as the Company's income from operations plus noncash operating expenses (primarily depreciation and amortization).

For the quarter ended April 30, 1996, capital expenditures were $51.6 million, of which $21.6 million related to the construction of the new hotel towers at Luxor, $9.9 million related to the acquisition of new slot equipment at Excalibur and Circus Circus-Las Vegas, $5.5 million related to rooms refurbishment at Circus Circus-Reno, and $3.5 million related to the construction of the new hotel tower at Circus Circus-Las Vegas.

On January 29, 1996, the Company arranged a $1.5 billion unsecured credit facility with its bank group (see Note 2 of Notes to Condensed Consolidated Financial Statements). This facility replaced facilities with borrowing limits aggregating $895 million. As of April 30, 1996, Circus had drawn $69.1 million under its current facility.

On February 5, 1996, the Company issued $200 million principal amount of 6.45% Senior Notes due February 1, 2006. Proceeds from this offering were used to reduce the Company's outstanding bank borrowings.

The Company holds a 50% interest in a joint venture (with Mirage Resorts, Incorporated) which is developing Monte Carlo, a major destination resort under construction and scheduled to open June 21, 1996 on the Las Vegas Strip, for which it serves as the venture's manager. Monte Carlo will feature over 3,000 rooms and a 90,000-square-foot casino, with a palatial style reminiscent of the Belle Epoque, the French Victorian architecture of the late 19th century. This project has an estimated cost of $350 million (including land, capitalized interest and preopening expenses), and the Company is obligated to fund any portion of such cost in excess of certain equity contributions, $10 million in vendor financing and the funding provided by a $200 million construction loan. As a condition to the construction loan, the Company has guaranteed the completion of Monte Carlo. The Company's total equity contribution is anticipated to be approximately $70 million, of which $53.1 million had been funded as of April 30, 1996.

In July 1995, Silver Legacy, a 50/50 joint venture with the Eldorado Hotel/Casino (a privately held company) opened in downtown Reno, Nevada. As a condition to the joint venture's $230 million bank credit agreement, which funded a portion of the cost of the project, Circus entered into a make-well agreement whereby it is obligated to make additional contributions to the joint venture as may be necessary to maintain a minimum coverage ratio (as defined). As of April 30, 1996, the Company had a net equity investment of approximately $53.0 million in the project and had outstanding loans to the joint venture in the principal amount of $33.8 million.

During 1995, the Company purchased the Hacienda Hotel and Casino (including 47 acres of land) and 73 acres of undeveloped land south of the Hacienda. By virtue of these purchases, Circus owns a contiguous mile of frontage on the Las Vegas Strip. This includes Excalibur and Luxor and runs from Tropicana Avenue to Russell Road, encompassing the first two freeway exits on Interstate 15, the main artery from Southern California, and contains the best access to the Strip from McCarran International Airport. The Company is developing a masterplan for this area, including the existing Excalibur and Luxor resorts, that will involve several stages of development.

In January 1996, the Company commenced construction on a major expansion at Luxor that will include approximately 2,000 additional rooms, situated in two identical 22-story towers designed in a stepped-pyramid style, located between Luxor and Excalibur. The expansion will also include additional casino space, retail area, restaurants, and a multipurpose showroom, as well as a signature dark ride with a working title of "Tutmania", a special-effects adventure through the fabled and enchanted tombs of ancient Egypt. The rooms should open by the end of calendar 1996. The estimated cost for this expansion is approximately $250 million and as of April 30, 1996, $26.2 million had been incurred.

Also in January 1996, the Company commenced construction of a 1,000-room tower addition at Circus Circus-Las Vegas, scheduled for completion by the end of 1996. This addition will bring the total number of rooms at Circus Circus-Las Vegas to approximately 3,800. In concert with this expansion, the Company is also refurbishing all of the existing rooms at Circus Circus-Las

Vegas. The estimated cost of the 1,000-room tower is approximately $60 million and as of April 30, 1996, $4.7 million had been incurred.

The Company has also announced that it expects to commence construction before year-end on an entertainment megastore of approximately 4,000 rooms on the site of the current Hacienda Hotel and Casino. This signature resort would be scheduled to open in the second half of 1997 and the Company expects to announce the theme, cost and other elements by late summer.

It is the Company's belief that the Las Vegas market can readily absorb sizeable new capacity, including that contemplated in its master plan. The direction of development in Las Vegas has shifted toward the south end of the Strip, where the Company can essentially create the gateway to Las Vegas.

In December 1993, Windsor Casino Limited, a corporation owned equally by Circus Circus Enterprises, Inc., Caesars World, Inc. and Hilton Hotels Corporation or their subsidiaries, was selected to exclusively negotiate an agreement to design, build and operate a casino complex in Windsor, Ontario, Canada. The planned complex will include casino, showroom and meeting facilities as well as a 400-room hotel, all located in Windsor's central business district, directly across the Detroit River from Detroit, Michigan. An interim casino, operated by Windsor Casino Limited, opened in May 1994. In December 1995, the interim facility was expanded to include a dockside casino, bringing the total casino space to approximately 75,000 square feet. The corporation is currently negotiating an agreement for a permanent facility. As of April 30, 1996, Circus had a net equity investment of approximately $13.9 million in this project.

The Company has entered into an agreement with Mirage Resorts, Incorporated to participate in the development of a 150-acre site located in the Marina District of Atlantic City. The agreement provides for the Company to obtain sufficient land for the development of a destination resort and casino of at least 2,000 rooms, including dramatic public spaces, in an architectural format that conforms to a "masterplan". While Mirage will act as master-developer for the new Marina District, Circus will own its land and its resort project, which will connect to Mirage's resort as well as to a joint-venture resort to be developed by Boyd Gaming Corporation and Mirage. Mirage's development of the site is subject to the satisfaction of a number of conditions. Accordingly, there can be no assurances as to whether or when Mirage will proceed with its development of the site. The Company's participation is subject to Mirage's determination to proceed with development of the site. The Company's ability to proceed is also subject to its obtaining the requisite gaming and other approvals and licenses in New Jersey, as well as the approval of the gaming authorities of various other jurisdictions. Assuming receipt of the requisite licenses and approvals, the Company could begin construction sometime next year, with an anticipated 24-month construction period. While the exact extent of a potential development cannot be determined at this time, the Company is currently contemplating an investment of approximately $600 million to construct this hotel/casino megaresort.

The Company believes that it has ample capital resources, through its existing bank arrangements and its operating cash flows, to meet all of its existing cash obligations, opportunistically repurchase shares and fund its commitments on the projects enumerated above. The Company believes that additional funds could be raised through debt or equity markets, if necessary.

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




                                 CIRCUS CIRCUS ENTERPRISES, INC.
                                        (Registrant)



Date:  June 14, 1996           By CLYDE T. TURNER
                                  Clyde T. Turner
                                  Chairman of the Board and
                                  Chief Executive Officer




Date:  June 14, 1996           By GLENN W. SCHAEFFER
                                  Glenn W. Schaeffer
                                  President, Chief Financial
                                  Officer and Treasurer



                         INDEX TO EXHIBITS



Exhibit
  No.                        Description

10(a).    Agreement, dated May 30, 1996, with Mirage Resorts,
          Incorporated regarding the development of certain property in Atlantic City, New Jersey.

10(b).    Amendment No. 4 to the Victoria Partners Joint Venture
          Agreement dated May 29, 1996.

27.       Financial Data Schedule for the three months ended
          April 30, 1996 as required under EDGAR.