Form 10-Q
period 1996-07-31
CIRCUS CIRCUS ENTERPRISES INC
filed 1996-09-16
CIK 725549

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

                              FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         July 31, 1996

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

            Class                     Outstanding at August 31, 1996
Common Stock, $.01-2/3 par value                104,042,678 shares

           CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

                               Form 10-Q

                                INDEX
                                                            Page No.

Part I. FINANCIAL INFORMATION

     Item 1.  Financial Statements:

              Condensed Consolidated Balance Sheets at
              July 31, 1996 (Unaudited) and January 31,
              1996...........................................    3-4

              Condensed Consolidated Statements of Income
              (Unaudited) for the Three and Six Months
              Ended July 31, 1996 and 1995...................      5

              Condensed Consolidated Statements of Cash
              Flows (Unaudited) for the Six Months Ended
              July 31, 1996 and 1995.........................    6-7

              Notes to Condensed Consolidated Financial
              Statements (Unaudited).........................   8-18

     Item 2.  Management's Discussion and Analysis of Fi-
              nancial Condition and Results of Operations....  19-26

Part II. OTHER INFORMATION                                        27



Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                  ASSETS
                                                 July 31,     January 31,
                                                  1996           1996
                                               (Unaudited)
CURRENT ASSETS:

   Cash and cash equivalents................     $ 58,737     $ 62,704

   Receivables..............................       17,039       14,527

   Inventories..............................       19,721       20,459

   Prepaid expenses and other...............       27,039       26,690

        Total current assets................      122,536      124,380

PROPERTY, EQUIPMENT AND LEASEHOLD INTERESTS,
   at cost, less accumulated depreciation
   and amortization of $492,344 and $490,596
   respectively.............................    1,540,507    1,474,684

EXCESS OF PURCHASE PRICE OVER FAIR MARKET
   value of net assets acquired, net........      390,688      394,518

NOTES RECEIVABLE............................       36,529       27,508

INVESTMENTS IN UNCONSOLIDATED AFFILIATES....      214,869      173,270

OTHER ASSETS................................       20,877       17,533

       Total Assets.........................   $2,326,006   $2,211,893




           The accompanying notes are an integral part of these condensed consolidated financial statements.


              CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share data)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        July 31,   January 31,
                                                         1996         1996
                                                      (Unaudited)
CURRENT LIABILITIES:

    Current portion of long-term debt................  $100,207     $    863

    Accounts payable - trade ........................    19,933       16,824

    Accounts payable - construction..................     6,896            -

    Accrued liabilities .............................    61,814       76,235

           Total current liabilities ................   188,850       93,922

LONG-TERM DEBT ......................................   658,942      715,214

DEFERRED INCOME TAX .................................   155,489      148,096

OTHER LONG-TERM LIABILITIES .........................     8,831        9,319

           Total liabilities ........................ 1,012,112      966,551

REDEEMABLE PREFERRED STOCK...........................    18,530       18,530

STOCKHOLDERS' EQUITY:

    Common stock, $.01-2/3 par value
      Authorized - 450,000,000 shares
      Issued - 112,799,832 and 112,795,332 shares ...     1,880        1,880

    Preferred stock, $.01 par value
      Authorized - 75,000,000 shares ................         -            -

    Additional paid-in capital ......................   532,932      527,205

    Retained earnings ...............................   934,412      883,630

    Treasury stock (8,845,659 and 9,828,809 shares),
      at cost........................................  (173,860)    (185,903)

           Total stockholders' equity ............... 1,295,364    1,226,812

           Total Liabilities and
             Stockholders' Equity .................. $2,326,006   $2,211,893





            The accompanying notes are an integral part of these
                condensed consolidated financial statements.


            CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except share data)
                               (Unaudited)

                                       Three Months           Six Months
                                       Ended July 31,        Ended July 31,
REVENUES:                             1996       1995       1996       1995
  Casino ......................... $167,853   $169,323   $343,031   $322,674
  Rooms ..........................   71,093     66,972    148,783    135,201
  Food and beverage ..............   55,582     52,487    110,548     99,619
  Other ..........................   42,375     44,912     81,837     80,526
  Earnings of unconsolidated
    affiliates ...................   16,393      5,218     36,208      6,824
                                    353,296    338,912    720,407    644,844
  Less-complimentary allowances ..  (14,490)   (12,146)   (28,716)   (23,045)
                                    338,806    326,766    691,691    621,799
COSTS AND EXPENSES:
  Casino .........................   75,853     67,039    150,200    130,401
  Rooms ..........................   29,503     27,815     58,580     53,480
  Food and beverage ..............   53,434     51,535    104,096     91,703
  Other operating expenses .......   25,950     25,605     49,382     45,289
  General and administrative .....   57,691     55,515    111,536    103,471
  Depreciation and amortization ..   24,009     23,302     48,505     45,563
  Abandonment losses .............   40,103     45,148     48,309     45,148
                                    306,543    295,959    570,608    515,055

OPERATING PROFIT BEFORE CORPORATE
  EXPENSE ........................   32,263     30,807    121,083    106,744

CORPORATE EXPENSE ................    7,613      6,442     15,136     11,333

INCOME FROM OPERATIONS ...........   24,650     24,365    105,947     95,411

OTHER INCOME (EXPENSE):
  Interest, dividend and
    other income .................    1,479        245      2,646        770
  Interest income and guarantee
    fees from unconsolidated
    affiliate ....................    1,745      1,805      3,343      4,115
  Interest expense ...............  (11,439)   (13,468)   (23,573)   (25,982)
  Interest expense from
    unconsolidated affiliates ....   (3,554)       (62)    (6,097)       (62)
                                    (11,769)   (11,480)   (23,681)   (21,159)
INCOME BEFORE PROVISION FOR
  INCOME TAX......................   12,881     12,885     82,266     74,252

  Provision for income tax .......    5,572      5,604     31,485     27,571

NET INCOME ....................... $  7,309   $  7,281   $ 50,781   $ 46,681

EARNINGS PER SHARE................ $    .07   $    .08   $    .49   $    .51

  Average shares outstanding .. 103,896,790 96,887,911 103,510,964 91,464,930


          The accompanying notes are an integral part of these condensed consolidated financial statements.


             CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)
                               (Unaudited)
                                                          Six Months
                                                        Ended July 31,

                                                       1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $ 50,781   $ 46,681
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                     52,060     46,571
     Loss on disposition of fixed assets               47,126     11,584
     (Increase) decrease in other current assets       (2,123)       338
     (Increase) decrease in other noncurrent assets    (3,305)       239
     Increase (decrease) in interest payable             (940)       451
     Decrease in other current liabilities            (10,372)    (2,251)
     Increase in deferred income tax                    7,393      7,080
     Decrease in other noncurrent liabilities             (33)       (33)
     Unconsolidated affiliates' earnings in
       excess of distributions                         (2,573)     2,307
          Total adjustments                            87,233     66,286

          Net cash provided by operating activities   138,014    112,967

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               (160,638)   (97,188)
  Increase (decrease) in construction payables          6,896     (1,081)
  (Increase) decrease in investments in
    unconsolidated affiliates                         (39,154)    11,953
  (Increase) decrease in notes receivable              (9,021)    37,908
  Proceeds from sale of equipment and other assets      2,368        414
  Net cash paid for acquisition of Gold Strike
    Resorts                                                 -     (3,386)
  Other                                                (1,273)         -

          Net cash used in investing activities      (200,822)   (51,380)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of senior notes              199,562          -
  Net effect on cash of issuances and payments
    of debt with initial maturities of
    three months or less                             (140,043)   (71,160)
  Issuances of debt with original maturities
    in excess of three months                             644     11,878
  Principal payments of debt with original
    maturities in excess of three months              (17,128)    (6,133)
  Exercise of stock options and warrants               16,231     11,069
  Sale of stock warrants                                    -      2,000
  Other                                                  (425)      (343)

          Net cash provided by (used in)
            financing activities                       58,841    (52,689)

Net increase (decrease) in cash and cash equivalents   (3,967)     8,898
Cash and cash equivalents at beginning of period       62,704     53,764
Cash and cash equivalents at end of period           $ 58,737   $ 62,662


             CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                             (In thousands)
                               (Unaudited)


                                                          Six Months
                                                        Ended July 31,

                                                       1996       1995


SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
  Interest (net of amount capitalized)               $ 23,380  $  25,025
  Income tax                                         $ 47,040  $  37,101

Acquisition of Gold Strike Resorts:
  Current assets, other than cash                    $      -  $  (1,487)
  Property and equipment                                    -   (115,708)
  Other assets                                              -   (484,481)
  Current liabilities                                       -      9,627
  Long-term debt                                            -    163,978
  Other liabilities                                         -     17,344
  Subsidiary preferred stock                                -     18,530
  Stockholders' equity                                      -    388,811

     Net cash used to acquire Gold Strike Resorts    $      -  $  (3,386)

























         The accompanying notes are an integral part of these condensed consolidated financial statements.


         CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All information for the three and six months ended July 31, 1996 and 1995 is unaudited.)


(1)  Principles of consolidation and basis of presentation -

     Circus Circus Enterprises, Inc. (the "Company") was incorporated February 27, 1974. The Company owns and operates hotel and casino facilities in Las Vegas, Reno, Laughlin, Jean and Henderson, Nevada and a dockside casino in Tunica County, Mississippi. It is also an investor in several unconsolidated affiliates, with operations that include a casino in Windsor, Canada, a riverboat casino in Elgin, Illinois, a hotel/casino in Reno, Nevada and a hotel/casino on the Las Vegas Strip which opened on June 21, 1996 (see Note 8).

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

     Certain reclassifications have been made to the financial statements for the three and six months ended July 31, 1995 to conform to the financial statement presentation for the three and six months ended July 31, 1996. These reclassifications have no effect on net income.

     These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended January
31, 1996.



(2)  Acquisition of Gold Strike Resorts -

     On June 1, 1995, the Company completed its acquisition of a group of affiliated entities (collectively "Gold Strike Resorts") in which it acquired two hotel and casino facilities in Jean, Nevada, one in Henderson, Nevada, a 50% interest in a joint venture which owns a riverboat casino and land-based entertainment complex in Elgin, Illinois, and a 50% interest in a joint venture which owns a major destination resort on the Las Vegas Strip. In exchange for the equity interests in Gold Strike Resorts, the Company issued 16,291,551 shares of its common stock and preferred stock of a subsidiary which is convertible into an additional 793,156 shares of the Company's common stock. In addition, the Company paid approximately $12 million in cash, while assuming approximately $165 million of debt. The acquisition has been accounted for by the purchase method of accounting and resulted in a total purchase price of approximately $430 million. The purchase price was allocated to assets and liabilities based on their estimated fair values on the date of acquisition. The excess of the purchase price over the fair market value of the net assets acquired was approximately $390 million and is being amortized on a straight-line basis over 40 years.

(3)  Long-term debt -

     Long-term debt consists of the following (in thousands):

                                           July 31,   January 31,
                                            1996         1996
                                         (Unaudited)
     Amounts due under corporate
       debt program at floating
       interest rates, weighted
       average of 5.6%                    $154,221     $210,188
     6.45% Senior Notes due 2006
       (net of unamortized discount
       of $418)                            199,582            -
     7-5/8% Senior Subordinated
       Debentures due 2013                 150,000      150,000
     6-3/4% Senior Subordinated Notes
       due 2003 (net of unamortized
       discount of $111 and $119)          149,889      149,881

(3)  Long-term debt (continued) -

     10-5/8% Senior Subordinated Notes
       due 1997 (net of unamortized
       discount of $16 and $24)             99,984       99,976
     Amounts due under bank credit
       agreements at floating interest
       rates                                     -      100,000
     Other notes                             5,473        6,032
                                           759,149      716,077
     Less - current portion               (100,207)        (863)

                                          $658,942     $715,214

     The Company has established a corporate debt program whereby it can issue commercial paper or similar forms of short-term debt. Although the debt instruments issued under this program are short-term in tenor, they are classified as long-term debt because (i) they are backed by a long-term debt facility (see below) and (ii) it is management's intention to continue to replace such borrowings on a rolling basis as various instruments come due and to have such borrowings outstanding for longer than one year. To the extent that the Company incurs debt under this program, it must maintain an equivalent amount of credit available under its bank credit facility discussed more fully below.

     In January 1996, the Company renegotiated its $250 million unsecured 364-day facility and its $500 million unsecured reducing revolver, both of which were dated September 30, 1993, as well as a $145 million reducing revolving credit agreement assumed by the Company upon its acquisition of Gold Strike Resorts in June 1995. These agreements were replaced by a new $1.5 billion unsecured credit facility (reducing to $1.2 billion on December 31, 1999) which matures on December 31, 2000 (the "Facility"). The maturity date and reduction date may each be extended for an unlimited number of one-year periods with the consent of the bank group. The Facility contains financial covenants regarding minimum net worth, interest charge coverage, total debt and new venture capital expenditures and investments. The Facility is for general corporate purposes. The Company incurs commitment fees of 22.50 basis points on the unused portion of the Facility. As of July 31, 1996, the Company had no borrowings under the Facility. At such date, the Company had $154.2 million of indebtedness outstanding under the corporate debt program thus reducing, by that amount, the credit available under the Facility for purposes other than repayment of such

(3)  Long-term debt (continued) -

indebtedness. The fair value of the debt issued under the corporate debt program approximates the carrying amount of the debt due to the short-term maturities of the individual components of the debt.

     The Company filed a shelf registration statement, effective January 11, 1996, with the Securities and Exchange Commission which allows for the issuance of up to $400 million of various types of debt securities. In February 1996, the Company issued $200 million principal amount of 6.45% Senior Notes due February 1, 2006 (the "6.45% Notes"), with interest payable each February and August. The 6.45% Notes, which were discounted to $199.6 million, are not redeemable prior to maturity and are not subject to any sinking fund requirements. The net proceeds from this offering were used primarily to repay borrowings under the Company's corporate debt program.

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

     In June 1990, the Company issued $100 million principal amount of 10-5/8% Senior Subordinated Notes (the "10-5/8% Notes") due June 1997, with interest payable each June and December. The 10-5/8% Notes, which were discounted to $99.9 million, are not redeemable prior to maturity and are not subject to any sinking fund requirements. Holders of the 10-5/8% Notes may require the Company to repurchase all or any portion of their notes at par upon the occurrence of both a Designated Event (as defined in the indenture) and a Rating Decline (as defined in the indenture).
As of July 31, 1996, $9.1 million principal amount of the 10-5/8% Notes was owned by one of the Company's directors.

     The Company has a policy aimed at managing interest rate risk associated with its current and anticipated future borrowings. This policy enables the Company to use any combination of interest rate swaps, futures, options, caps and similar arrangements. The Company has entered into various

(3)  Long-term debt (continued) -

interest rate swaps, principally with its bank group, to manage interest expense, which is subject to fluctuation due to the variable-rate nature of the debt under the Company's corporate debt program. The Company has interest rate swap agreements under which it pays a fixed interest rate (weighted average of approximately 8.8%) and receives a variable interest rate (weighted average of approximately 5.6% at July 31, 1996) on $113.0 million notional amount of "initial" swaps, and pays a variable interest rate (weighted average of approximately 5.6% at July 31, 1996) and receives a fixed interest rate (weighted average of approximately 8.2%) on $60 million notional amount of "reversing" swaps. The net effect of all such swaps resulted in additional interest expense, due to an interest rate differential which, at July 31, 1996, was approximately 1.2% on the total notional amount of the swaps. One of the initial swaps provides for quarterly reductions in the notional amount of up to $1 million. This swap has a current notional amount of $28.5 million, but declines to $22.5 million by its termination date in fiscal 1999. Excluding this swap, the initial swaps have the following termination dates: $30 million in fiscal 1997, $29.5 million in fiscal 1999 and $25 million in fiscal 2000. The reversing swaps expire as follows: $30 million in fiscal 1997 and $30 million in fiscal 2002.

     In addition to the aforementioned swaps, the Company has entered into an interest rate swap with a notional amount of $100 million in which the Company pays a floating rate (5.5% at July 31, 1996 and capped at 6.5%) and receives a fixed interest rate of 4.75%. This swap corresponds in both notional amount and maturity to the Company's 10-5/8% Notes due in 1997. The variable interest rates which the Company pays or receives under the various swaps are based primarily upon the London Interbank Offering Rate (LIBOR). The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, the Company considers the risk of nonperformance by the counterparties to be minimal because the parties to the swaps and reverse swaps are predominantly members of the Company's bank group.

     As of July 31, 1996, under the Company's most restrictive loan covenants, the Company was restricted as to the payment of dividends in excess of approximately $176 million, the purchase of its own capital stock in excess of approximately $450 million and was restricted from issuing additional debt in excess of approximately $699 million.

(4)  Warrants, stock options and stock rights -

     In June 1989, the stockholders approved a stock purchase warrant plan enabling the Company to offer warrants to its officers and other key employees to purchase up to 4.5 million shares of the Company's common stock. In accordance with the provisions of such plan, the 4.5 million warrants were issued in June 1989 at a price of $.17 per warrant with an exercise price of $14.33 ($.67 per share over the fair market value on the date the warrants were authorized). Each warrant had a term of seven years, with 50% of the warrants becoming exercisable two years from the date of grant and the remaining 50% three years from the date of grant. As of July 31, 1996, all of the warrants had been exercised, including warrants representing 683,500 shares which were exercised during the six months ended July 31, 1996.

     The Company also has various stock option plans for executive, managerial and supervisory personnel as well as the Company's outside directors and consultants. The plans permit grants of options, performance shares and restricted stock relating to the Company's common stock. During the six months ended July 31, 1996, options for 260,000 shares were granted at prices ranging from $31.00 to $39.76 with a weighted average exercise price of $33.68 per share, while options for 304,150 shares were exercised at prices ranging from $15.29 to $21.25 with a weighted average exercise price of $21.16 per share. As of July 31, 1996, options for 7.3 million shares remained exercisable at prices ranging from $8.58 to $39.76 with a weighted average exercise price of $25.21 per share, while options covering 2.4 million shares remained available for grant. The stock options are generally exercisable in one or more installments beginning not less than six months after the grant date.

     On July 14, 1994, the Company declared a dividend of one Common Stock Purchase Right (the "Rights") for each share of common stock outstanding at the close of business on August 15, 1994. Each Right entitles the holder to purchase from the Company one share of common stock at an exercise price of $125, subject to certain antidilution adjustments. The Rights generally become exercisable ten days after the earlier of an announcement that an individual or group has acquired 15% or more of the Company's outstanding common stock or the announcement of commencement of a tender offer for 15% or more of the Company's common stock. Effective April 16, 1996, the Rights Agreement was amended to raise the trigger level from 10% to 15%.

(4)  Warrants, stock options and stock rights (continued) -

     In the event the Rights become exercisable, each Right (except the Rights beneficially owned by the acquiring individual or group, which become void) would entitle the holder to purchase, for the exercise price, a number of shares of the Company's common stock having an aggregate current market value equal to two times the exercise price. The Rights expire August 15, 2004, and may be redeemed by the Company at a price of $.01 per Right any time prior to their expiration or the acquisition of 15% or more of the Company's common stock. The Rights should not interfere with any merger or other business combination approved by the Company's Board of Directors and are intended to cause substantial dilution to a person or group that attempts to acquire control of the Company on terms not approved by the Board of Directors.

(5)  Redeemable preferred stock -

     In connection with the acquisition of Gold Strike Resorts, New Way, Inc., a wholly-owned subsidiary of the Company, issued 1,069,926 shares of $10.00 Cumulative Preferred Stock. Dividends are payable when, as and if declared by the Board of Directors. Each share of preferred stock is exchangeable for approximately
3.9 shares of the Company's common stock, however no dividends are payable in the event of exchange. In general, the preferred stock is exchangeable by the holder thereof after two years from the date of issuance, and is redeemable by the company on the occurrence of certain events, including a merger of New Way, Inc. into another subsidiary of the Company. The exchange rate is subject to adjustment in the event of certain dilutive events. The preferred stock is subject to mandatory redemption on the fifteenth anniversary of the date of original issuance at a price equal to the liquidation preference ($100) plus all unpaid dividends. Of the preferred shares issued, 866,640 were issued to another wholly-owned subsidiary of the company.

(6)  Preferred stock -

     The Company is authorized to issue up to 75 million shares of $.01 par value preferred stock in one or more series having such respective terms, rights and preferences as are designated by the Board of Directors. No such preferred stock has yet been issued.

(7)  Earnings per share -

     Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Outstanding stock options and exchangeable preferred stock are not included in earnings per share computations since their assumed exercise or conversion would not have a material dilutive effect.

(8)  Investments in unconsolidated affiliates -

     The Company has investments in unconsolidated affiliates that are accounted for under the equity method. Using the equity method, original investments are recorded at cost and adjusted by the Company's share of earnings or losses of these entities. The investment balance also includes interest capitalized during construction. Investments in unconsolidated affiliates consist of the following (in thousands):

                                           July 31,  January 31,
                                            1996        1996
                                        (Unaudited)
 Circus and Eldorado Joint Venture (50%)
 (Hotel/Casino, Reno, Nevada)            $ 53,805    $ 52,917
 Windsor Casino Limited (33 1/3%)
 (Casino, Windsor, Canada)                 16,068      11,799
 Elgin Riverboat Resort (50%)
 (Riverboat Casino, Elgin, Illinois)       51,290      56,719
 Victoria Partners (50%)
 (Hotel/Casino, Las Vegas, Nevada)         93,706      51,835
                                         $214,869    $173,270

(9)  Abandonment losses -

     During the quarter ended July 31, 1996, the Company wrote-off $40.1 million of various assets. These write-offs included the special-effects films at Luxor, which are being replaced by IMAX special-format filmed attractions ($12.0 million), structural elements being demolished as part of Luxor's remodeling ($12.1 million), and fixtures and equipment at Circus Circus-Las Vegas, Excalibur and Circus Circus-Tunica being replaced in the course of upgrading and expanding those properties ($16.0 million).

     During the first quarter, the Company wrote-off $8.2 million of costs associated with the demolition of a people-mover at Circus Circus-Las Vegas and the removal of the Nile River at Luxor. These write-offs were related to the ongoing construction of new hotel towers and related remodeling at both properties.

(9)  Abandonment losses (continued) -

     During the second quarter of 1995, the Company wrote-off $45.1 million of costs associated with various assets which were disposed of or whose values had otherwise become impaired. The Company sold its partially completed riverboat gaming facility in Chalmette, Louisiana for $4 million. The Company had a net investment (including a loan to the other joint venturer) of $35.5 million in this project and thus recognized a loss of $31.5 million on this sale. After reevaluating the New Orleans market, the Company determined that this project could no longer promise a sufficiently high rate of return to meet Company objectives. The Company also wrote off $6.2 million representing the remaining value of the parking garage and people mover at Circus Circus-Reno, $3.7 million for a dismantled monorail system between Luxor and Excalibur, $2.1 million for a dismantled gondola system at Circus Circus-Las Vegas and $1.6 million for miscellaneous other assets.


(10) Commitments and contingent liabilities -

     In December 1993, Windsor Casino Limited (WCL), a corporation owned equally by Circus Circus Enterprises, Inc., Caesars World, Inc. and Hilton Hotels Corporation or their subsidiaries, was selected to exclusively negotiate an agreement to design, build and operate a casino complex in Windsor, Ontario, Canada. Currently, WCL operates an interim casino which opened in May 1994 in Windsor's central business district, immediately across the Detroit River from Detroit, Michigan. In December 1995, this interim facility was expanded to include a dockside casino, bringing the total casino space to approximately 75,000 square feet. Definitive agreements concerning a permanent facility are nearing completion and under arrangements with the applicable government authorities, construction recently began on this facility, which will include a 75,000-square-foot casino and 400-room hotel, as well as a showroom and meeting facilities.
The total cost for this project is estimated at $290 million and it is expected to be completed by spring 1998. In connection with the permanent facility, a revolving credit facility was established in the amount of $90 million Canadian (approximately $66 million U.S. as of July 31, 1996) and each of WCL's three shareholders, including Circus, has guaranteed payment of one-third of any amounts due under the facility. As of July 31, 1996, there were no borrowings under the facility.

(10) Commitments and contingent liabilities (continued) -

     In July 1995, Silver Legacy, a 50/50 joint venture with the Eldorado Hotel/Casino (a privately held company) opened in downtown Reno, Nevada. As a condition to the joint venture's $220 million bank credit agreement (which amended and restated the joint venture's previous $230 million credit agreement), Circus entered into a make-well agreement whereby it is obligated to make additional contributions to the joint venture as may be necessary to maintain a minimum coverage ratio (as defined). As of July 31, 1996, the Company had outstanding loans to the joint venture in the principal amount of $35.1 million.

     The Company owns a 50% interest in a joint venture (with Mirage Resorts, Incorporated) which developed Monte Carlo, a major destination resort on the Las Vegas Strip which opened June 21, 1996, and for which the Company serves as the venture's manager. Monte Carlo had a total cost of approximately $350 million including land and capitalized interest. The Company's total equity contribution was $85.8 million, all of which had been funded as of July 31, 1996.

     In January 1996, the Company commenced construction on a major expansion at Luxor that will include approximately 2,000 additional rooms, situated in two identical 22-story towers designed in a stepped-pyramid style, located between Luxor and
Excalibur.   The expansion will also include additional casino
space, retail area, restaurants, a multipurpose showroom, and a reworking of the upstairs "attractions floor". The rooms should open by the end of 1996. The estimated cost for this expansion is approximately $270 million and as of July 31, 1996, $76.9 million had been incurred.

     Also in January 1996, the Company commenced construction of a 1,000-room tower addition at Circus Circus-Las Vegas, which is scheduled for completion by the end of 1996. This addition will bring the total number of rooms at Circus Circus-Las Vegas to approximately 3,800. The estimated cost of the 1,000-room tower is approximately $75 million and as of July 31, 1996, $28.7 million had been incurred. In addition to the new tower, the Company is currently refurbishing all of the 1,188 rooms in the Skyrise Tower. This refurbishment is budgeted at $10 million, of which approximately $1.4 million had been incurred as of July 31, 1996. The Company plans to remodel the balance of rooms at this property, in phases, over the coming year.

     In Reno, the Company recently completed refurbishing all of the rooms at Circus Circus. The total cost of the refurbishment was estimated at $15 million and through July 31, 1996, $12.9 million had been spent on the project. Additionally, a new parking garage is under construction immediately north of the property, between Circus Circus-Reno and Interstate 80. This project is budgeted at $12 million and a total of $5.4 million had been spent through July 31, 1996. The garage is scheduled for completion in November 1996.

     The Company has funded the above projects from internal cash flows, project specific financing or its credit facility, and anticipates that future funding for such projects will be from these sources, including the $1.5 billion credit facility, of which approximately $154 million was drawn as of July 31, 1996.

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


             CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Unaudited)


                    RESULTS OF OPERATIONS

Earnings per Share

For the second quarter ended July 31, 1996, the Company reported net income of $7.3 million, or $.07 per share, versus $7.3 million, or $.08 per share, in the prior year quarter. For the six months, net income was $50.8 million, or $.49 per share, against $46.7 million, or $.51 per share last year.

Results in the current year second quarter reflect asset write-offs of $40.1 million necessitated by the ongoing construction and remodeling at Luxor and Circus Circus-Las Vegas, as well as planned construction and remodeling at the Company's other properties. These write-offs include the removal of special-effects films at Luxor, which are being replaced by IMAX special-format filmed attractions ($12.0 million), structural elements being demolished as part of Luxor's remodeling ($12.1 million), the removal of furnishings and fixtures at Excalibur related to a complete refurbishment of all the property's rooms slated to begin next year ($10.4 million), the removal of fixtures and equipment at Circus Circus-Tunica related to the retheming and expansion of that property, scheduled to begin later this year ($3.0 million), and the removal of furnishings and fixtures related to the rooms refurbishment at Circus Circus-Las Vegas ($2.6 million). Circus previously wrote off $8.2 million in this year's first quarter related to the demolition of a people-mover at Circus Circus-Las Vegas and the removal of the Nile River at Luxor. In addition to the above asset write-offs, the Company recognized $5.6 million in the second quarter as its share of preopening expenses related to the June 21, 1996 debut of the Monte Carlo in Las Vegas (50% owned with Mirage). See Financial Position and Capital Resources for additional discussion of ongoing and planned construction projects.

Results in the prior-year second quarter were similarly affected, with asset write-offs totaling $45.1 million (the majority of which related to the discontinued riverboat project in Chalmette, Louisiana) and preopening expenses of $6.2 million (representing the Company's 50% share related to the July 28, 1995 opening of Silver Legacy in Reno, Nevada).

On the same basis of operations, excluding asset write-offs and preopening expenses, earnings for the second quarter were $.36 per share, compared against $.42 per share in the prior year. Construction disruption at Luxor and Circus Circus-Las Vegas hampered results, but was partially offset by continued strong results at Excalibur and a full quarter of results at The Grand Victoria, the Company's 50% owned riverboat casino in Elgin, Illinois.

Revenues

Revenues for the Company increased $12.0 million, or 4%, for the three months and $69.9 million, or 11%, for the six months, versus the prior year. The acquisition of Gold Strike Resorts on June 1, 1995 was a significant factor in this increase, as these properties (Gold Strike, Nevada Landing, Railroad Pass and The Grand Victoria) generated additional revenues of $12.7 million in the quarter and $51.7 million in the six months compared against the prior year when they were owned for only two months of the comparable periods. The Company's 50% ownership in The Grand Victoria accounted for the most significant portion of these increased revenues. (For accounting purposes, the Company's share of the operating income of joint ventures is reflected as revenue under earnings of unconsolidated affiliates.)

The acquisition of the Hacienda Hotel and Casino on September 1, 1995 was also a contributing factor, as this property produced $11.5 million in revenues for the second quarter and $27.0 million for the six months. In connection with the Company's planned construction of a new hotel/casino on the Hacienda site, the Hacienda will cease operations and be demolished later this calendar year.

In Las Vegas, revenues at the Company's major properties (Circus Circus, Luxor and Excalibur) were down 5% in the quarter and 3% year-to-date. Results at Circus Circus-Las Vegas and Luxor declined substantially in both periods, as these properties experienced continuing disruption due to the construction of 1,000 new rooms at Circus Circus and 2,000 new rooms at Luxor, as
well as other remodeling at both properties.   These expansion
projects are scheduled for completion by calendar year-end. It is anticipated that the disruptive effect of these construction projects (that will add 3,000 new rooms by calendar year-end) will continue into the fourth quarter. The results at Luxor and Circus Circus were partially offset by the performance of Excalibur, whose revenues climbed 6% in the three months and 7% in the six months. Additionally, the June 21, 1996 opening of Monte Carlo (a 50% owned joint venture with Mirage) contributed $3.3 million in revenues (before preopening expenses) for the quarter and six months.

In Reno, revenues at Circus Circus-Reno declined $4.6 million, or 13%, and $7.4 million, or 12%, for the three and six months ended July 31, 1996. This market has suffered from the absence of a major bowling tournament this year (men's and women's tournaments are held two out of every three years). Results at this property have also been affected by competition from the adjacent Silver Legacy (50% owned by the Company), which opened July 28, 1995.
The Company's share of Silver Legacy generated $3.4 million and $6.1 million in revenues for the quarter and year-to-date periods.

In Laughlin, the Colorado Belle and the Edgewater reported a combined 5% decrease in revenues for the quarter, with a 1% increase year-to-date. While these properties experienced positive comparisons in the first quarter, they trended down in the second quarter, as the continued impact of unregulated Native American casinos in Laughlin's Arizona and California feeder markets, as well as competition from new resorts in Las Vegas (including the opening of the Stratosphere in April and the Monte Carlo in June) once again impaired results. Circus Circus-Tunica also experienced a decline, as revenues fell 13% in both the quarter and six months, reflecting the presence of three new competitors in the market compared to the prior year. The Company has previously announced a $125 million expansion that will add 1,200 rooms to the property (there were previously no rooms at this property) and retheme it into a more elegant resort under the name Gold Strike.

Operating Income (excluding asset write-offs and preopening expenses)

For the quarter ended July 31, 1996, income from operations declined $5.4 million, or 7%, from last year's second quarter. For the six months, income from operations rose $13.1 million, or 9%, from the prior year. The Company's composite operating margin was 20.4% and 22.9% for the three and six months ended July 31, 1996 versus 22.7% and 23.4% for the comparable periods in the prior year. The Hacienda, which was a principal factor in the increase in revenues, generated only a 5% operating margin in the quarter, as operations at that property have been adversely affected by the anticipated closing later this year to make way for a new megaresort being constructed on that site.

The decrease in operating income for the quarter was attributable primarily to the construction disruption experienced at Circus Circus-Las Vegas and Luxor, as well as declines at the Company's Reno, Laughlin and Tunica properties, for reasons discussed previously .

The increase in operating income for the six months was due primarily to the June 1, 1995 acquisition of Gold Strike Resorts, which contributed $22.3 million in additional operating income during the six months ended July 31, 1996 versus the prior year when it was owned only two months. The Grand Victoria (the 50% owned riverboat casino in Elgin, Illinois acquired as part of the Gold Strike transaction) was the principal contributor. Additionally, Excalibur continued on pace for a record year, posting an 18% increase in operating income in the second quarter and a 26% increase year-to-date. These results were partially offset by lower comparisons at the Company's other properties, as previously discussed.


Interest Expense

Interest expense (excluding joint venture interest expense) for the three and six months ended July 31, 1996 decreased $2.0 million and $2.4 million versus the comparable periods a year ago. The decrease was due primarily to higher capitalized interest ($3.6 million and $6.5 million for the quarter and six months ended July 31, 1996 versus $1.9 million and $3.3 million in the prior year). Total indebtedness at July 31, 1996 stood at $759 million compared to $732 million at July 31, 1995.

The Company also recorded interest expense related to joint-venture projects of $3.6 million in the quarter and $6.1 million in the six months, representing its 50% share of Silver Legacy and Monte Carlo interest expense.

Income Tax

The Company's effective tax rate for the three and six months ended July 31, 1996 was 43.3% and 38.3%, compared with 43.5% and 37.1% for the three and six months ended July 31, 1995. These rates reflect the corporate statutory rate of 35% plus the effect of various nondeductible expenses, including the amortization of goodwill associated with the Gold Strike acquisition. The higher quarterly rates were due largely to the application of the statutory rate of 35% to the asset write-offs in each quarter.

Financial Position and Capital Resources

The Company had cash and cash equivalents of $58.7 million at July 31, 1996, reflecting levels consistent with normal daily operating requirements. The Company's pretax cash flow from operations (before asset write-offs and preopening expenses) was $96.2 million and $211.9 million for the three and six months ended July 31, 1996 versus $99.6 million and $193.3 million for the same periods last year -- a decrease of 3% and an increase of 10%, respectively. In this context, pretax cash flow from operations is defined as the Company's income from operations plus noncash operating expenses (primarily depreciation and amortization).

Capital expenditures for the three and six months ended July 31, 1996 were $109.0 million and $160.6 million. Of these amounts, $50.6 million and $72.2 million related to the construction of the new hotel towers at Luxor, $24.0 million and $27.5 million related to the construction of the new hotel tower at Circus Circus-Las Vegas, $3.2 million and $8.7 million related to the rooms refurbishment at Circus Circus-Reno, and $3.8 million and $4.7 million related to construction of a new parking garage at
Circus Circus-Reno.   Expenditures for the quarter and six months
also include the acquisition of additional land near Circus Circus-Reno at a cost of $5.1 million. Expenditures for the six months include $10.2 million spent on upgrading slot equipment at Excalibur and Circus Circus-Las Vegas.

On January 29, 1996, the Company arranged a $1.5 billion unsecured credit facility with its bank group (see Note 3 of Notes to Condensed Consolidated Financial Statements). This facility replaced facilities with borrowing limits aggregating $895 million. As of July 31, 1996, Circus had borrowed $154.2 million against its current facility.

On February 5, 1996, the Company issued $200 million principal amount of 6.45% Senior Notes due February 1, 2006. Proceeds from this offering were used to reduce the Company's outstanding bank borrowings.

The Company holds a 50% interest in and manages a joint venture (with Mirage Resorts, Incorporated) which developed Monte Carlo, a major destination resort which opened June 21, 1996 on the Las Vegas Strip. Monte Carlo features over 3,000 rooms and a 90,000-square-foot casino, with a palatial style reminiscent of the Belle Epoque, the French Victorian architecture of the late 19th century. This project had a total cost of approximately $350 million including land and capitalized interest. The Company's total equity contribution was $85.8 million, all of which had been funded as of July 31, 1996.

In July 1995, Silver Legacy, a 50/50 joint venture with the Eldorado Hotel/Casino (a privately held company) opened in downtown Reno, Nevada. As a condition to the joint venture's $220 million bank credit agreement (which amended and restated the joint venture's previous $230 million credit agreement), Circus entered into a make-well agreement whereby it is obligated to make additional contributions to the joint venture as may be necessary to maintain a minimum coverage ratio (as defined). As of July 31, 1996, the Company had a net equity investment of approximately $53.8 million in the project and had outstanding loans to the joint venture in the principal amount of $35.1 million.

During 1995, the Company purchased the Hacienda Hotel and Casino (including 47 acres of land) and 73 acres of undeveloped land south of the Hacienda. By virtue of these purchases, Circus owns a contiguous mile of frontage on the Las Vegas Strip. This includes Excalibur and Luxor and runs from Tropicana Avenue to Russell Road, encompassing the first two freeway exits on Interstate 15, the main artery from Southern California, and benefits from the most immediate access to the Strip from McCarran International Airport. The Company is developing a masterplan linking as many as five or six destination gaming resorts on this parcel, including the existing Excalibur and Luxor, that involves sequential stages of development commencing this year.

In January 1996, the Company commenced construction on a major expansion at Luxor that will add approximately 2,000 additional rooms, situated in two identical 22-story towers designed in a stepped-pyramid style, located between Luxor and Excalibur. The expansion will also include additional casino space, retail area, restaurants, a multipurpose showroom, and a reworking of the upstairs "attractions floor". The rooms are expected to open by the end of 1996. The estimated cost for this expansion is approximately $270 million and as of July 31, 1996, $76.9 million had been incurred.

Also in January 1996, the Company commenced construction of a 1,000-room tower addition at Circus Circus-Las Vegas, scheduled for completion by the end of 1996. This addition will bring the total number of rooms at Circus Circus-Las Vegas to approximately 3,800. The estimated cost of the 1,000-room tower is approximately $75 million and as of July 31, 1996, $28.7 million had been incurred. In addition to the new tower, the Company is currently refurbishing all of the 1,188 rooms in the Skyrise Tower. This refurbishment is budgeted at $10 million, of which approximately $1.4 million had been incurred as of July 31, 1996. The Company plans to remodel the balance of rooms at this property, in phases, over the coming year.

The Company has also announced that it expects to commence construction before fiscal year-end on an entertainment megastore of approximately 4,000 rooms on the site of the current Hacienda Hotel and Casino. The Company expects to announce the theme, cost and other elements later this year, and anticipates this signature resort would open in the second half of 1998. Plans for this project include a stand-alone, 400-room Four Seasons Hotel that will connect to the new megastore, providing Las Vegas visitors with a luxury "five-star" hospitality experience. This hotel, which will be owned by Circus and managed by Four Seasons, represents the first step pursuant to a cooperative effort with Four Seasons Regent Hotels and Resorts to identify strategic opportunities for development of hotel and casino properties worldwide.

It is the Company's view that the Las Vegas market can absorb sizeable new capacity, including that contemplated in its aforementioned masterplan. The direction of development in Las Vegas has shifted toward the south end of the Strip, where the Company can essentially create the gateway to Las Vegas.



At Circus Circus-Reno, the Company recently completed refurbish-ing all of the rooms. The total cost of the refurbishment was estimated at $15 million and through July 31, 1996, $12.9 million had been spent on the project. Additionally, a new parking garage is under construction immediately north of the property, between Circus Circus-Reno and Interstate 80. This project is budgeted at $12 million and a total of $5.4 million had been spent through July 31, 1996. The garage is scheduled for completion by November 1996.

In Tunica County, Mississippi, the Company has announced that it plans to add a 1,200-room tower to its property (currently it has no rooms) and will remodel and retheme the property into a more elegant resort under the name Gold Strike. The estimated cost of this expansion is $125 million and construction should be underway before year-end, with a completion date of late 1997.

Also in Mississippi, the Company has announced that it plans to develop a hotel/casino resort on the Mississippi Gulf Coast at the north end of the Bay of St. Louis, near the Delisle exit on Interstate 10. The planned resort will feature 1,500 rooms and has an estimated cost of $225 million. The Company anticipates construction to begin after receipt of all customary approvals, with the resort opening in early 1998. Circus will own 90% of the project, with a partner contributing land (up to 500 acres) in exchange for the remaining 10%.

In December 1993, Windsor Casino Limited (WCL), a corporation owned equally by Circus Circus Enterprises, Inc., Caesars World, Inc. and Hilton Hotels Corporation or their subsidiaries, was selected to exclusively negotiate an agreement to design, build and operate a casino complex in Windsor, Ontario, Canada. Currently, WCL operates an interim casino which opened in May 1994 in Windsor's central business district, immediately across the Detroit River from Detroit, Michigan. In December 1995, this interim facility was expanded to include a dockside casino, bringing the total casino space to approximately 75,000 square feet. Definitive agreements concerning a permanent facility are nearing completion and under arrangements with the applicable government authorities, construction recently began on this facility, which will include a 75,000-square-foot casino and 400-room hotel, as well as a showroom and meeting facilities. The total cost for this project is estimated at $290 million and it is expected to be completed by spring 1998. In connection with the permanent facility, a revolving credit facility was established in the amount of $90 million Canadian (approximately $66 million U.S. as of July 31, 1996) and each of WCL's three shareholders, including Circus, has guaranteed payment of one-third of any amounts due under the facility. As of July 31, 1996, there were no borrowings under the facility.

The Company has entered into an agreement with Mirage Resorts, Incorporated to participate in the development of a 150-acre site located in the Marina District of Atlantic City. The agreement provides for the Company to obtain sufficient land for the development of a destination resort and casino of at least 2,000 rooms, including dramatic public spaces, in an architectural format that conforms to a "masterplan". While Mirage will act as master-developer for the new Marina District, Circus will own its land and its resort project, which will connect to Mirage's resort as well as to a joint-venture resort to be developed by Boyd Gaming Corporation and Mirage. Mirage's development of the site is subject to the satisfaction of a number of conditions. Accordingly, there can be no assurances as to whether or when Mirage will proceed with its development of the site. The Company's participation, among other conditions, is subject to Mirage's determination to proceed with development of the site. The Company's ability to proceed is also subject to its obtaining the requisite gaming and other approvals and licenses in New Jersey, as well as the approval of the gaming authorities of various other jurisdictions. While neither the exact extent of a potential development nor a starting date for construction can be determined at this time, the Company is currently contemplating an investment of approximately $600 million to construct this hotel/casino megaresort.

The Company believes that it has ample capital resources, through its existing bank arrangements and its operating cash flows, to meet all of its existing cash obligations, opportunistically repurchase shares and fund its commitments on the projects enumerated above. The Company believes that additional funds could be raised through debt or equity markets, if necessary.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.

     On June 18, 1996, a Final Judgement and Order of Dismissal (the "Order of Dismissal") was entered in the District Court, Clark County, Nevada (the "Court") in the consolidated actions of 7547 Partners, a Florida partnership, and Harry Dines, two purported stockholders of the Company, against the Company and its directors (the "Consolidated Action"). The Consolidated Action involved alleged class action and derivative claims for breach of fiduciary and other common law duties and waste of corporate assets in connection with, among other things, the Company's adoption of the Rights Agreement described in the Company's Form 8-K report filed with the Securities and Exchange Commission on July 14, 1994 (the "Rights Agreement"), and the failure to initiate an auction for the sale of the Company. In accordance with an executed Stipulation of Settlement, dated April 16, 1996 (the "Settlement Agreement"), the Order of Dismissal dismissed the Consolidated Action with prejudice, and released all pending and threatened claims raised in connection with the subject matters of the litigation. The Company agreed to pay a total of $285,000 of plaintiffs' counsel fees (of which $250,000 was paid by applicable insurance) and an additional $35,000 to cover other costs. In accordance with the Settlement Agreement, the Company also (i) amended the Rights Agreement, effective the date of the Settlement Agreement, to increase from 10% to 15% the amount of the Company's Common Stock which must be acquired in order to cause the "Rights" (as defined) to become exercisable in accordance with the terms if the Rights Agreement and (ii) adopted certain corporate resolutions and measures formalizing procedures relating to the review of acquisition proposals and "related party" transactions and the standstill agreement executed by former principals of Gold Strike Resorts now on the Company's Board of Directors.

Item 2.   Change in Securities.

     Reference is made to Item 1 of this Report for information concerning the amendment of the Rights Agreement, which information is incorporated herein by this reference.

Item 4.   Submission of Matters to a Vote of Security Holders.

     The 1996 Annual Meeting of the Company's stockholders was held June 21, 1996. At the meeting, management's nominees, William A. Richardson, Fred W. Smith and Clyde T. Turner, were elected to fill the three available positions as Class II directors. Voting (expressed in number of shares) was as follows: Mr. Richardson -- 91,380,932 for, 1,597,390 against or withheld and no abstentions or broker non-votes; Mr. Smith -- 91,396,302 for, 1,582,020 against or withheld and no abstentions or broker non-votes; and Mr. Turner -- 91,398,574 for, 1,579,748 against or withheld and no abstentions or broker non-votes.

     At the meeting, stockholders ratified the appointment of Arthur Andersen LLP as the Company's independent auditors to examine and report on its financial statements for the fiscal year ending January 31, 1997, by a vote of 92,783,777 shares for, 101,515 shares against or withheld and 93,030 abstentions or broker non-votes.

     At the meeting, a stockholder proposal to eliminate the Company's classified board of directors was defeated. The vote on the proposal was as follows: 31,747,540 shares for, 51,698,518 shares against or withheld and 9,532,264 abstentions or broker non-votes.

     At the meeting, a stockholder proposal to eliminate the Company's non-employee pension benefits plan was defeated. The vote on the proposal was as follows: 24,610,470 shares for, 58,416,030 shares against or withheld and 9,951,822 abstentions or broker non-votes.

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




                                 CIRCUS CIRCUS ENTERPRISES, INC.
                                        (Registrant)



Date:  September 13, 1996      By CLYDE T. TURNER
                                  Clyde T. Turner
                                  Chairman of the Board and
                                  Chief Executive Officer




Date:  September 13, 1996      By GLENN W. SCHAEFFER
                                  Glenn W. Schaeffer
                                  President, Chief Financial
                                  Officer and Treasurer



                         INDEX TO EXHIBITS



Exhibit
  No.                        Description

4(a).     Amendment to Rights Agreement, effective as of April
          16, 1996, between the Company and First Chicago Trust
          Company of New York.

10(a).    Amendment No. 5 to the Victoria Partners Joint Venture
          Agreement dated as of August 1, 1996.

10(b). Amended and Restated Credit Agreement, dated as of September 9, 1996, by an among Circus and Eldorado Joint Venture, the Lendors named therein and Wells Fargo Bank, N.A. as Arranger and Administrative Agent and the related Note, the Amended and Restated Make-Well Agreement, the Amended and Restated Deed of Trust and the Subordination and Debt Put Agreement.

10(c). Amendment No. 1 to Standstill Agreement, effective April 16, 1996, by and among the Company and Michael S. Ensign, William A. Richardson, David R. Belding, Peter
          A. Simon II and Glenn W. Schaeffer. (Incorporated by reference to Exhibit 99.7 of Amendment No. 2 to the
          Schedule 13D of Michael S. Ensign, relating to the Company's Common Stock, filed on September 5, 1996.)

10(d). Guarantee of Circus Circus Enterprises, Inc. dated as of July 10, 1996 pursuant to a revolving credit facility of the same date between Windsor Financial Limited and Canadian Imperial Bank of Commerce.

27.       Financial Data Schedule for the six months ended July
          31, 1996 as required under EDGAR.