Form 10-Q
period 1996-10-31
CIRCUS CIRCUS ENTERPRISES INC
filed 1996-12-16
CIK 725549

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

                              FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      October 31, 1996

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

            Class                     Outstanding at November 30, 1996
Common Stock, $.01-2/3 par value                 98,336,978 shares


           CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

                               Form 10-Q

                                INDEX
                                                            Page No.

Part I. FINANCIAL INFORMATION

     Item 1.  Financial Statements:

              Condensed Consolidated Balance Sheets at
              October 31, 1996 (Unaudited) and January 31,
              1996...........................................    3-4

              Condensed Consolidated Statements of Income
              (Unaudited) for the Three and Nine Months
              Ended October 31, 1996 and 1995................      5

              Condensed Consolidated Statements of Cash
              Flows (Unaudited) for the Nine Months Ended
              October 31, 1996 and 1995......................    6-7

              Notes to Condensed Consolidated Financial
              Statements (Unaudited).........................   8-20

     Item 2.  Management's Discussion and Analysis of Fi-
              nancial Condition and Results of Operations....  21-30

Part II. OTHER INFORMATION                                        31



Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                  ASSETS
                                               October 31,    January 31,
                                                  1996           1996
                                               (Unaudited)
CURRENT ASSETS:

   Cash and cash equivalents................     $ 55,842     $ 62,704

   Receivables..............................       22,256       14,527

   Inventories..............................       19,007       20,459

   Prepaid expenses and other...............       29,389       26,690

        Total current assets................      126,494      124,380

PROPERTY, EQUIPMENT AND LEASEHOLD INTERESTS,
   at cost, less accumulated depreciation
   and amortization of $509,659 and $490,596
   respectively.............................    1,708,714    1,474,684

EXCESS OF PURCHASE PRICE OVER FAIR MARKET
   value of net assets acquired, net........      388,135      394,518

NOTES RECEIVABLE............................       36,495       27,508

INVESTMENTS IN UNCONSOLIDATED AFFILIATES....      228,499      173,270

OTHER ASSETS................................       20,617       17,533

       Total Assets.........................   $2,508,954   $2,211,893




           The accompanying notes are an integral part of these condensed consolidated financial statements.


              CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share data)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      October 31,  January 31,
                                                         1996         1996
                                                      (Unaudited)
CURRENT LIABILITIES:

    Current portion of long-term debt................  $    406     $    863

    Accounts payable - trade ........................    49,307       16,824

    Accounts payable - construction..................     6,851            -

    Accrued liabilities .............................    81,924       76,235

           Total current liabilities ................   138,488       93,922

LONG-TERM DEBT ......................................   979,674      715,214

DEFERRED INCOME TAX .................................   160,039      148,096

OTHER LONG-TERM LIABILITIES .........................     8,453        9,319

           Total liabilities ........................ 1,286,654      966,551

REDEEMABLE PREFERRED STOCK...........................    18,530       18,530

STOCKHOLDERS' EQUITY:

    Common stock, $.01-2/3 par value
      Authorized - 450,000,000 shares
      Issued - 112,808,337 and 112,795,332 shares ...     1,880        1,880

    Preferred stock, $.01 par value
      Authorized - 75,000,000 shares ................         -            -

    Additional paid-in capital ......................   534,347      527,205

    Retained earnings ...............................   969,224      883,630

    Treasury stock (12,472,059 and 9,828,809 shares),
      at cost........................................  (301,681)    (185,903)

           Total stockholders' equity ............... 1,203,770    1,226,812

           Total Liabilities and
             Stockholders' Equity .................. $2,508,954   $2,211,893





            The accompanying notes are an integral part of these
                condensed consolidated financial statements.


            CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except share data)
                               (Unaudited)

                                       Three Months           Nine Months
                                     Ended October 31,      Ended October 31,
REVENUES:                             1996       1995       1996       1995
  Casino ......................... $163,589   $176,246    $506,620   $498,920
  Rooms ..........................   73,638     74,059     222,421    209,260
  Food and beverage ..............   53,055     53,540     163,603    153,159
  Other ..........................   35,085     42,246     116,922    122,772
  Earnings of unconsolidated
    affiliates ...................   27,753     20,760      63,961     27,584
                                    353,120    366,851   1,073,527  1,011,695
  Less-complimentary allowances ..  (15,130)   (12,645)    (43,846)   (35,690)
                                    337,990    354,206   1,029,681    976,005
COSTS AND EXPENSES:
  Casino .........................   75,459     72,318     225,659    202,719
  Rooms ..........................   29,247     29,096      87,827     82,576
  Food and beverage ..............   50,873     49,941     154,969    141,644
  Other operating expenses .......   21,947     24,856      71,329     70,145
  General and administrative .....   58,330     58,185     169,866    161,656
  Depreciation and amortization ..   23,303     24,012      71,808     69,575
  Abandonment losses .............        -          -      48,309     45,148
                                    259,159    258,408     829,767    773,463

OPERATING PROFIT BEFORE CORPORATE
  EXPENSE ........................   78,831     95,798     199,914    202,542

CORPORATE EXPENSE ................    7,646      7,399      22,782     18,732

INCOME FROM OPERATIONS ...........   71,185     88,399     177,132    183,810

OTHER INCOME (EXPENSE):
  Interest, dividend and
    other income .................      462      1,625       3,108      2,395
  Interest income and guarantee
    fees from unconsolidated
    affiliate ....................    1,759      1,901       5,102      6,016
  Interest expense ...............  (12,973)   (12,915)    (36,546)   (38,897)
  Interest expense from
    unconsolidated affiliates ....   (4,774)    (2,823)    (10,871)    (2,885)
                                    (15,526)   (12,212)    (39,207)   (33,371)
INCOME BEFORE PROVISION FOR
  INCOME TAX......................   55,659     76,187     137,925    150,439

  Provision for income tax .......   20,846     29,603      52,331     57,174

NET INCOME ....................... $ 34,813   $ 46,584    $ 85,594   $ 93,265

EARNINGS PER SHARE................ $    .34   $    .45    $    .83   $    .98

  Average shares outstanding .. 103,259,217 102,824,169 103,426,436 95,292,952


          The accompanying notes are an integral part of these condensed consolidated financial statements.


             CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)
                               (Unaudited)
                                                          Nine Months
                                                       Ended October 31,
                                                       1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $ 85,594   $ 93,265
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                     77,389     71,239
     Loss on disposition of fixed assets               47,732     10,959
     Increase in other current assets                  (8,976)    (5,082)
     (Increase) decrease in other noncurrent assets    (2,970)       647
     Increase in interest payable                      11,514      8,940
     Increase in other current liabilities             26,658     13,942
     Increase in deferred income tax                   11,943     16,579
     Decrease in other noncurrent liabilities             (49)       (49)
     Unconsolidated affiliates' earnings in
       excess of distributions                        (20,749)    (7,189)
          Total adjustments                           142,492    109,986

          Net cash provided by operating activities   228,086    203,251

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               (351,045)  (192,378)
  Increase (decrease) in construction payables          6,851     (1,101)
  (Increase) decrease in investments in
    unconsolidated affiliates                         (34,711)    11,796
  (Increase) decrease in notes receivable              (8,987)    42,126
  Proceeds from sale of equipment and other assets      2,056        979
  Net cash paid for acquisition of Gold Strike
    Resorts                                                 -     (3,413)
  Other                                                (1,270)         -

          Net cash used in investing activities      (387,106)  (141,991)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of senior notes              199,562          -
  Net effect on cash of issuances and payments
    of debt with original maturities of
    three months or less                             (187,324)   (64,891)
  Issuances of debt with original maturities
    in excess of three months                         268,934     20,652
  Principal payments of debt with original
    maturities in excess of three months              (17,283)   (12,423)
  Exercise of stock options and warrants               17,912     14,695
  Purchases of treasury stock                        (128,858)         -
  Sale of stock warrants                                    -      2,000
  Other                                                  (785)      (352)

          Net cash provided by (used in)
            financing activities                      152,158    (40,319)

Net increase (decrease) in cash and cash equivalents   (6,862)    20,941
Cash and cash equivalents at beginning of period       62,704     53,764
Cash and cash equivalents at end of period           $ 55,842   $ 74,705


             CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                             (In thousands)
                               (Unaudited)




                                                          Nine Months
                                                       Ended October 31,
                                                        1996       1995

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
  Interest (net of amount capitalized)               $ 23,312  $  28,961
  Income tax                                         $ 48,043  $  37,863

Acquisition of Gold Strike Resorts:
  Current assets, other than cash                    $      -  $  (1,487)
  Property and equipment                                    -   (115,708)
  Other assets                                              -   (484,508)
  Current liabilities                                       -      9,627
  Long-term debt                                            -    163,978
  Other liabilities                                         -     17,344
  Subsidiary preferred stock                                -     18,530
  Stockholders' equity                                      -    388,811

     Net cash used to acquire Gold Strike Resorts    $      -  $  (3,413)

























         The accompanying notes are an integral part of these condensed consolidated financial statements.


         CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All information for the three and nine months ended October 31, 1996 and 1995 is unaudited.)


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

     The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.
Material intercompany accounts and transactions have been eliminated.

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

     Certain reclassifications have been made to the financial statements for the three and nine months ended October 31, 1995 to conform to the financial statement presentation for the three and nine months ended October 31, 1996. These reclassifications have no effect on net income.

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

(3)  Long-term debt -

     Long-term debt consists of the following (in thousands):

                                         October 31,  January 31,
                                            1996         1996
                                         (Unaudited)
     Amounts due under corporate
       debt program at floating
       interest rates, weighted
       average of 5.6%                    $374,448     $210,188
     6.45% Senior Notes due 2006
       (net of unamortized discount
       of $407)                            199,593            -
     7-5/8% Senior Subordinated
       Debentures due 2013                 150,000      150,000
     6-3/4% Senior Subordinated Notes
       due 2003 (net of unamortized
       discount of $107 and $119)          149,893      149,881

(3)  Long-term debt (continued) -

     10-5/8% Senior Subordinated Notes
       due 1997 (net of unamortized
       discount of $11 and $24)             99,989       99,976
     Amounts due under bank credit
       agreements at floating interest
       rates                                     -      100,000
     Other notes                             6,157        6,032
                                           980,080      716,077
     Less - current portion                    406         (863)

                                          $979,674     $715,214

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

     In January 1996, the Company renegotiated its $250 million unsecured 364-day facility and its $500 million unsecured reducing revolver, both of which were dated September 30, 1993, as well as a $145 million reducing revolving credit agreement assumed by the Company upon its acquisition of Gold Strike Resorts in June 1995. These agreements were replaced by a new $1.5 billion unsecured credit facility (reducing to $1.2 billion on December 31, 1999) which matures on December 31, 2000 (the "Facility"). The maturity date and reduction date may each be extended for an unlimited number of one-year periods with the consent of the bank group. The Facility contains financial covenants regarding minimum net worth, interest charge coverage, total debt and new venture capital expenditures and investments. The Facility is for general corporate purposes. The Company incurs commitment fees of 22.50 basis points on the unused portion of the Facility (25.00 basis points effective November 26, 1996). As of October 31, 1996, the Company had no borrowings
(3)  Long-term debt (continued) -

under the Facility. At such date, the Company had $374.4 million of indebtedness outstanding under the corporate debt program thus reducing, by that amount, the credit available under the Facility for purposes other than repayment of such indebtedness. The fair value of the debt issued under the corporate debt program approximates the carrying amount of the debt due to the short-term maturities of the individual components of the debt.

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

     The Company filed a second shelf registration statement, effective November 20, 1996, which allows for the issuance of up to $300 million of various types of debt securities. Pursuant to this shelf registration statement, the Company, on November 26, 1996, issued $150 million principal amount of 7.0% Senior Notes due November 2036 (the "7.0% Notes"). The 7.0% Notes may be redeemed at the option of the holder in November 2008. Pursuant to the shelf registration statement dated January 11, 1996, the Company, on November 26, 1996, issued $150 million principal amount of 6.70% Senior Notes due November 2096 (the "6.70% Notes"). The 6.70% Notes may be redeemed at the option of the holder in November 2003. Both the 7.0% Notes, which were discounted to $149.8 million, and the 6.70% Notes, which were discounted to $149.7 million, have interest payable each May and November, are not redeemable by the Company prior to maturity, and are not subject to any sinking fund requirements. The net proceeds from these offerings were used primarily to repay borrowings under the Company's corporate debt program.

     In July 1993, the Company issued $150 million principal amount of 6-3/4% Senior Subordinated Notes (the "6-3/4% Notes")

(3)  Long-term debt (continued) -

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

     In June 1990, the Company issued $100 million principal amount of 10-5/8% Senior Subordinated Notes (the "10-5/8% Notes") due June 1997, with interest payable each June and December. The 10-5/8% Notes, which were discounted to $99.9 million, are not redeemable prior to maturity and are not subject to any sinking fund requirements. Holders of the 10-5/8% Notes may require the Company to repurchase all or any portion of their notes at par upon the occurrence of both a Designated Event (as defined in the indenture) and a Rating Decline (as defined in the indenture). Although the 10-5/8% Notes are due June 1997, they have been classified as long-term debt because it is the Company's intention to replace the 10-5/8% Notes when they become due with borrowings under its corporate debt program.

     The Company has a policy aimed at managing interest rate risk associated with its current and anticipated future borrowings. This policy enables the Company to use any combination of interest rate swaps, futures, options, caps and similar arrangements. The Company has entered into various interest rate swaps, principally with its bank group, to manage interest expense, which is subject to fluctuation due to the variable-rate nature of the debt under the Company's corporate debt program. The Company has interest rate swap agreements under which it pays a fixed interest rate (weighted average of approximately 8.6%) and receives a variable interest rate (weighted average of approximately 5.6% at October 31, 1996) on $82 million notional amount of "initial" swaps, and pays a variable interest rate of approximately 5.5% at October 31, 1996, and receives a fixed interest rate of approximately 8.2% on $30 million notional amount of a "reversing" swap. The net effect of all such swaps resulted in additional interest expense, due to an interest rate differential which, at October 31, 1996, was approximately 1.4% on the total notional amount of the swaps.

(3)  Long-term debt (continued) -

One of the initial swaps provides for quarterly reductions in the notional amount of up to $1 million. This swap has a current notional amount of $27.5 million, but declines to $22.5 million by its termination date in fiscal 1999. Excluding this swap, the initial swaps have the following termination dates: $29.5 million in fiscal 1999 and $25 million in fiscal 2000. The reversing swap expires in fiscal 2002.

     In addition to the aforementioned swaps, the Company has entered into an interest rate swap with a notional amount of $100 million in which the Company pays a floating rate (5.4% at October 31, 1996 and capped at 6.5%) and receives a fixed interest rate of 4.75%. This swap corresponds in both notional amount and maturity to the Company's 10-5/8% Notes due in 1997. The variable interest rates which the Company pays or receives under the various swaps are based primarily upon the London Interbank Offering Rate (LIBOR). The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, the Company considers the risk of nonperformance by the counterparties to be minimal because the parties to the swaps and reverse swaps are predominantly members of the Company's bank group.

     As of October 31, 1996, under the Company's most restrictive loan covenants, the Company was restricted as to the payment of dividends in excess of approximately $179 million, the purchase of its own capital stock in excess of approximately $289 million and was restricted from issuing additional debt in excess of approximately $384 million.

(4)  Warrants and stock options -

     In June 1989, the stockholders approved a stock purchase warrant plan enabling the Company to offer warrants to its officers and other key employees to purchase up to 4.5 million shares of the Company's common stock. In accordance with the provisions of such plan, the 4.5 million warrants were issued in June 1989 at a price of $.17 per warrant with an exercise price of $14.33 ($.67 per share over the fair market value on the date the warrants were authorized). Each warrant had a term of seven years, with 50% of the warrants becoming exercisable two years from the date of grant and the remaining 50% three years from the
(4)  Warrants and stock options (continued) -

date of grant. As of October 31, 1996, all of the warrants had been exercised, including warrants representing 683,500 shares which were exercised during the nine months ended October 31, 1996.

     The Company also has various stock option plans for executive, managerial and supervisory personnel as well as the Company's outside directors and consultants. The plans permit grants of options, performance shares and restricted stock relating to the Company's common stock. During the nine months ended October 31, 1996, options for 260,000 shares were granted at prices ranging from $31.00 to $39.76 with a weighted average exercise price of $33.68 per share, while options for 397,255 shares were exercised at prices ranging from $11.75 to $21.25 with a weighted average exercise price of $20.43 per share. As of October 31, 1996, options for 7.2 million shares remained exercisable at prices ranging from $8.58 to $39.76 with a weighted average exercise price of $25.28 per share, while options covering 2.4 million shares remained available for grant.

     The stock options are generally exercisable in one or more installments beginning not less than nine months after the grant date.

(5)  Stock rights -

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

(5)  Stock rights (continued) -

purchase, for the exercise price, a number of shares of the Company's common stock having an aggregate current market value equal to two times the exercise price. The Rights expire August 15, 2004, and may be redeemed by the Company at a price of $.01 per Right any time prior to their expiration or the acquisition of 15% or more of the Company's common stock. The Rights should not interfere with any merger or other business combination approved by the Company's Board of Directors and are intended to cause substantial dilution to a person or group that attempts to acquire control of the Company on terms not approved by the Board of Directors.

(6)  Share repurchases -

     During the nine months ended October 31, 1996, the Company repurchased 3.7 million shares of its common stock at a cost of $128.9 million.

(7)  Redeemable preferred stock -

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

(8)  Preferred stock -

     The Company is authorized to issue up to 75 million shares of $.01 par value preferred stock in one or more series having

(8)  Preferred stock (continued) -

such respective terms, rights and preferences as are designated by the Board of Directors. No such preferred stock has yet been issued.

(9)  Earnings per share -

     Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Outstanding stock options and exchangeable preferred stock are not included in earnings per share computations since their assumed exercise or conversion would not have a material dilutive effect.

(10)  Investments in unconsolidated affiliates -

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

                                        October 31,  January 31,
                                           1996         1996
                                        (Unaudited)

Silver Legacy (50%)
 (Hotel/Casino, Reno, Nevada)            $ 55,920    $ 52,917
Casino Windsor (33 1/3%)
 (Casino, Windsor, Canada)                 18,386      11,799
The Grand Victoria (50%)
 (Riverboat Casino, Elgin, Illinois)       52,942      56,719
Monte Carlo (50%)
 (Hotel/Casino, Las Vegas, Nevada)        101,251      51,835
                                         $228,499    $173,270







(10)  Investments in unconsolidated affiliates (continued)  -

     The Company's investments in unconsolidated affiliates operate primarily with fiscal years ending on December 31.
Summarized results of operations of the unconsolidated affiliates for the nine months ended September 30, 1996 and 1995 are as follows (unaudited, in thousands):

                                         1996      1995

Revenues                               $392,737  $207,600
Expenses                                267,776   122,279
Operating income                        124,961    85,321
Net income                               96,861    74,625


Included in the above are revenues of The Grand Victoria of $181,915 and $157,288 for the nine months ending September 30, 1996 and 1995. The property's operating margin during these periods was 43% and 47%, respectively.

(11) Abandonment losses -

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

     During the quarter ended April 30, 1996, the Company wrote-off $8.2 million of costs associated with the demolition of a people-mover at Circus Circus-Las Vegas and the removal of the Nile River at Luxor. These write-offs were related to the ongoing construction of new hotel towers and related remodeling at both properties.

     During the third quarter of 1995, the Company wrote-off $45.1 million of costs associated with various assets which were disposed of or whose values had otherwise become impaired. The Company sold its partially completed riverboat gaming facility in
(11) Abandonment losses (continued) -

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

(12) Commitments and contingent liabilities -

     In December 1993, Windsor Casino Limited (WCL), a corporation owned equally by Circus Circus Enterprises, Inc., Caesars World, Inc. and Hilton Hotels Corporation or their subsidiaries, was selected to exclusively negotiate an agreement to design, build and operate a casino complex in Windsor, Ontario, Canada. Currently, WCL operates an interim casino which opened in May 1994 in Windsor's central business district, immediately across the Detroit River from Detroit, Michigan. In December 1995, this interim facility was expanded to include a dockside casino, bringing the total casino space to approximately 75,000 square feet. Definitive agreements concerning a permanent facility are not yet completed, but under arrangements with the applicable government authorities, construction has begun on this facility, which will include a 75,000-square-foot casino and 400-room hotel, as well as a showroom and meeting facilities. The total cost for this project is estimated at $290 million and it is expected to be completed by spring 1998. In connection with the permanent facility, a revolving credit facility was established in the amount of $90 million Canadian (approximately $66 million U.S. as of October 31, 1996) and each of WCL's three shareholders, including Circus, has guaranteed payment of one-third of any amounts due under the facility. As of October 31, 1996, there were $8 million Canadian of borrowings under the facility (approximately $2 million U.S. representing Circus' one-third share).



(12) Commitments and contingent liabilities (continued) -

     In July 1995, Silver Legacy, a 50/50 joint venture with the Eldorado Hotel/Casino (a privately held company) opened in downtown Reno, Nevada. As a condition to the joint venture's $220 million bank credit agreement (which amended and restated the joint venture's previous $230 million credit agreement), Circus entered into a make-well agreement whereby it is obligated to make additional contributions to the joint venture as may be necessary to maintain a minimum coverage ratio (as defined). As of October 31, 1996, the Company had outstanding loans to the joint venture in the principal amount of $35.1 million.

     The Company owns a 50% interest in a joint venture (with Mirage Resorts, Incorporated) which developed Monte Carlo, a major destination resort on the Las Vegas Strip which opened June 21, 1996, and for which the Company serves as the venture's manager. Monte Carlo had a total cost of approximately $350 million including land and capitalized interest. The Company's total equity contribution was $85.8 million, all of which had been funded as of October 31, 1996.

     In January 1996, the Company commenced construction on a major expansion at Luxor that will include approximately 2,000 additional rooms, situated in two identical 22-story towers designed in a stepped-pyramid style, located between Luxor and
Excalibur.   The expansion will also include additional casino
space, retail area, restaurants, a multipurpose showroom, and a reworking of the upstairs attractions level. The majority of the rooms are expected to open December 24, 1996. Most of the remodeling of the casino level will also be completed by year-end, though portions of the remodeling related to retail areas, restaurants, the showroom and the reworking of the attractions level will continue into next fiscal year. The estimated cost for this expansion is approximately $280 million and as of October 31, 1996, $182.1 million had been incurred.

     Also in January 1996, the Company commenced construction of a 1,000-room tower addition at Circus Circus-Las Vegas, which is scheduled for completion by the end of 1996. This addition will bring the total number of rooms at Circus Circus-Las Vegas to approximately 3,800. The estimated cost of the 1,000-room tower is approximately $75 million and as of October 31, 1996, $65.4 million had been incurred. In addition to the new tower, the

(12) Commitments and contingent liabilities (continued) -

Company is currently refurbishing all of the 1,188 rooms in the Skyrise Tower. This refurbishment is budgeted at $10 million, of which approximately $5.3 million had been incurred as of October 31, 1996. The Company plans to remodel the balance of rooms at this property, in phases, over the coming year.

     In Reno, the Company recently completed refurbishing all of the rooms at Circus Circus at a cost of approximately $17.4 million. Additionally, a new parking garage is under construction immediately north of the property, between Circus Circus-Reno and Interstate 80. This project is budgeted at $12 million and a total of $9.4 million had been spent through October 31, 1996. The garage is scheduled for completion in December 1996.

     In Tunica County, Mississippi, the Company has commenced construction of a 1,200-room tower addition to its casino which will include remodeling and rethemeing the property into a more elegant resort under the name Gold Strike Casino Resort. The estimated cost of this expansion is $125 million with a completion date of late 1997.

     The Company has funded the above projects from internal cash flows, project specific financing or its credit facility, and anticipates that future funding for such projects will be from these sources, including the $1.5 billion credit facility, of which approximately $374 million was drawn as of October 31, 1996.

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


             CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Unaudited)

                    RESULTS OF OPERATIONS

Earnings per Share

For the third quarter ended October 31, 1996, the Company reported net income of $34.8 million, or $.34 per share, versus $46.6 million, or $.45 per share, in the prior year. For the nine months, net income was $85.6 million, or $.83 per share, against $93.3 million, or $.98 per share a year ago. Results for the nine months in the current year reflect preopening expenses of $5.6 million related to the June 21, 1996 opening of Monte Carlo, a joint venture hotel/casino on the Las Vegas Strip, and asset write-offs of $48.3 million. Results for the nine months ended October 31, 1995 include preopening expenses of $6.2 million related to the July 28, 1995 opening of Silver Legacy, a joint venture hotel/casino in Reno, Nevada, and asset write-offs of $45.1 million.

The decrease in earnings for the third quarter and nine months was attributable primarily to construction disruption at Luxor and Circus Circus-Las Vegas. These lower comparisons were partially offset by strong results at Monte Carlo, the Company's 50% owned hotel/casino on the Las Vegas Strip.

The asset write-offs of $48.3 million for the nine months ended October 31, 1996 were necessitated by the construction and remodeling at Luxor and Circus Circus-Las Vegas, as well as planned construction and remodeling at the Company's other properties. These write-offs included the removal of special-effects films at Luxor, which are being replaced by IMAX special-format filmed attractions ($12.0 million), structural elements being demolished as part of Luxor's remodeling ($12.1 million), the removal of furnishings and fixtures at Excalibur related to a complete refurbishment of all the property's rooms slated to begin next year ($10.4 million), the removal of fixtures and equipment at Circus Circus-Tunica related to the retheming and expansion of that property ($3.0 million), the removal of furnishings and fixtures related to the rooms refurbishment at Circus Circus-Las Vegas ($2.6 million), and the demolition of a people-mover at Circus Circus-Las Vegas and the removal of the Nile River at Luxor ($8.2 million). Write-offs in the prior year totalled $45.1 million, the majority of which related to the discontinued riverboat project in Chalmette, Louisiana. (See Financial Position and Capital Resources for additional discussion of ongoing and planned construction projects.)

Revenues

Revenues for the Company for the third quarter ended October 31, 1996 decreased $16.2 million, or 5%, compared to the prior year. The aforementioned construction disruption at Circus Circus-Las Vegas and Luxor was the principal factor in the decrease for the quarter, though this was partially offset by the opening of Monte Carlo.

For the nine month period, revenues for the Company increased $53.7 million, or 6% versus the prior year. This increase was due primarily to the acquisition of Gold Strike Resorts on June 1, 1995, as these properties (Gold Strike, Nevada Landing, Railroad Pass and The Grand Victoria) generated $47.1 million in additional revenues during the nine months this year compared against the prior year when they were owned for only five months. The Company's 50% ownership in The Grand Victoria accounted for the most significant portion of these increased revenues. (For accounting purposes, the Company's share of the operating income of joint ventures is reflected as revenue under earnings of unconsolidated affiliates.) The acquisition of the Hacienda Hotel and Casino on September 1, 1995 was also a contributing factor, as this property produced $38.3 million in revenues for the nine months this year versus $8.5 million the prior year. In connection with the Company's planned construction of a new hotel/casino on the Hacienda site, the Hacienda ceased operations on December 1, 1996 and will be imploded on December 31, 1996. The above increases were partially offset by lower results at Circus Circus-Las Vegas and Luxor, where disruption from ongoing construction projects significantly impacted results.

In Las Vegas, the Company's major wholly owned properties (Circus Circus, Luxor and Excalibur) generated lower revenues, down 10% in the quarter and 5% year-to-date. Results at Circus Circus-Las Vegas and Luxor reflected substantial decreases in both periods, as these properties experienced continuing disruption due to the construction of 1,000 new rooms at Circus Circus and 2,000 new rooms at Luxor, as well as remodeling projects at both
properties.   The expansion at Circus Circus is expected to be
completed by year-end, with the new rooms scheduled to open December 23, 1996. At Luxor, the majority of the new rooms are also scheduled to open December 24. Most of the remodeling of the casino level will also be completed by year-end, though portions of the remodeling related to retail areas, restaurants, the showroom and the reworking of the attractions level will continue into next fiscal year (though the Company does not expect significant disruption therefrom). It is anticipated that disruptions from construction will continue in the fourth quarter until the projects are substantially complete. The results at Luxor and Circus Circus were partially offset by the performance of Excalibur, whose revenues climbed 4% in the three months and 6% in the nine months. Additionally, Monte Carlo (a 50% owned joint venture with Mirage) contributed $9.6 million in revenues for the quarter and $12.9 million (before preopening expenses) for the nine months.

In Reno, revenues at Circus Circus-Reno declined $2.1 million, or 7%, and $9.5 million, or 10%, for the three and nine months ended October 31, 1996. This market has suffered from the absence of a major bowling tournament this year (men's and women's tournaments are held two out of every three years). Results at this property have also been affected by competition from the adjacent Silver Legacy (50% owned by the Company), which opened July 28, 1995. The Company's share of the Silver Legacy generated increases in revenues of $.3 million and $5.6 million (before preopening expenses) for the quarter and year-to-date periods.

In Laughlin, results in the three and nine month periods at the Colorado Belle and the Edgewater were essentially flat compared with the prior year. Nonetheless, the Company believes that this market may continue to decline, as it has for the past two years, due to competition from unregulated Native American casinos in Laughlin's Arizona and California feeder markets, as well as from new resorts in Las Vegas, including the recently opened Monte Carlo. At Circus Circus-Tunica, revenues fell 21% in the quarter and 16% in the nine months, reflecting the presence of three new competitors in the market compared to the prior year. The Company has begun construction on a $125 million expansion that will add 1,200 rooms to this property (there were previously no rooms at this property) and retheme it into a more elegant resort under the name Gold Strike Casino Resort.

Operating Income (excluding asset write-offs and preopening expenses)

Income from operations decreased $17.2 million, or 19%, in the third quarter and $4.1 million, or 2%, in the nine months compared to the same periods a year ago. The Company's composite operating margin was 21.1% and 22.3% for the three and nine months ended October 31, 1996 versus 25.0% and 23.9% for the comparable periods in the prior year.

The decrease in operating income and margin for the quarter was attributable primarily to the construction disruption experienced at Circus Circus-Las Vegas and Luxor, as well as declines at the Company's Reno and Tunica properties, for reasons discussed previously. Additionally, the Company's 50% interest in The Grand Victoria riverboat casino in Elgin, Illinois experienced a 25% decline in operating income, as it contributed (and will contribute on an ongoing basis) approximately 20% of its operating income to public entities in Kane County and the City of Elgin, in accordance with prior agreements.

The decrease in operating income and margin for the nine months was similarly due to the reasons discussed previously for the quarter. However, these declines were partially offset by the June 1, 1995 acquisition of Gold Strike Resorts, which contributed $16.3 million in additional operating income during the nine months ended October 31, 1996 versus the prior year when it was owned only five months. The Grand Victoria (the 50% owned riverboat casino in Elgin, Illinois acquired as part of the Gold Strike transaction) was the principal contributor. Also positively, Excalibur is on course for a record year, posting a 17% increase in operating income year-to-date.

Interest Expense

Interest expense (excluding joint venture interest expense) was essentially flat for the three months ended October 31, 1996 versus the prior year, but decreased $2.4 million in the nine month period. This decrease was due primarily to higher capitalized interest ($4.0 million and $10.5 million for the quarter and nine months ended October 31, 1996 versus $2.8 million and $6.1 million in the prior year). Total indebtedness at October 31, 1996 stood at $980 million compared to $741 million at October 31, 1995.

The Company also recorded interest expense related to joint-venture projects of $4.8 million and $10.9 million in the three and nine months ended October 31, 1996 against $2.8 million and $2.9 million for the comparable periods last year. This represents the Company's 50% share of Silver Legacy and Monte Carlo interest expense.


Income Tax

The Company's effective tax rate for the three and nine months ended October 31, 1996 was 37.5% and 37.9%, compared with 38.9% and 38.0% for the three and nine months ended October 31, 1995. These rates reflect the corporate statutory rate of 35% plus the effect of various nondeductible expenses, including the amortization of goodwill associated with the Gold Strike acquisition.

Financial Position and Capital Resources

The Company had cash and cash equivalents of $55.8 million at October 31, 1996, reflecting levels consistent with normal daily operating requirements. The Company's pretax cash flow from operations (before asset write-offs and preopening expenses) was $96.5 million and $308.4 million for the three and nine months ended October 31, 1996 versus $113.1 million and $306.4 million for the same periods last year -- a decrease of 15% and an increase of 1%, respectively. The decrease in cash flow for the quarter reflected the construction disruption at Luxor and Circus Circus-Las Vegas, as previously discussed. In this context, pretax cash flow from operations is defined as the Company's income from operations plus noncash operating expenses (primarily depreciation and amortization).

Capital expenditures for the three and nine months ended October 31, 1996 were $190.4 million and $351.0 million. Of these amounts, $105.3 million and $177.5 million related to the construction of the new hotel towers at Luxor, $36.7 million and $64.1 million related to the construction of the new hotel tower at Circus Circus-Las Vegas, $4.5 million and $13.2 million related to the rooms refurbishment at Circus Circus-Reno, and $4.0 million and $8.8 million related to construction of a new
parking garage at Circus Circus-Reno.   Expenditures for the nine
months include the acquisition of additional land near Circus Circus-Reno at a cost of $5.1 million and $11.0 million spent on upgrading slot equipment at Excalibur and Circus Circus-Las Vegas.

Pursuant to its approved share repurchase program, the Company repurchased 3.7 million shares of its common stock during the third quarter ended October 31, 1996 at a total cost of $128.9 million. Subsequent to the end of the quarter and prior to November 30, 1996, the Company has purchased an additional 2.0 million shares at a total cost of $68.8 million. The Company anticipates continuing to opportunistically repurchase shares as market conditions warrant.

In January 1996, the Company arranged a $1.5 billion unsecured credit facility with its bank group (see Note 3 of Notes to Condensed Consolidated Financial Statements). This facility replaced facilities with borrowing limits aggregating $895 million. As of October 31, 1996, Circus had no borrowings under its facility but did have $374.4 million of borrowings under its corporate debt program, which reduces availability under the facility.

On February 5, 1996, the Company issued $200 million principal amount of 6.45% Senior Notes due February 1, 2006. Proceeds from this offering were used to reduce the Company's then outstanding bank borrowings.

On November 26, 1996, the Company issued $150 million principal amount of 6.70% Senior Unsecured Debentures due November 15, 2096, which may be redeemed at the option of the holder in November 2003. Simultaneously, the Company issued $150 million principal amount of 7.0% Senior Unsecured Debentures due November 15, 2036, which may be redeemed at the option of the holder in November 2008. The proceeds from these offerings will be used to repay amounts due under the Company's corporate debt program.

The Company holds a 50% interest in and manages a joint venture (with Mirage Resorts, Incorporated) which developed Monte Carlo, a major destination resort which opened June 21, 1996 on the Las Vegas Strip. Monte Carlo features over 3,000 rooms and a 90,000-square-foot casino, with a palatial style reminiscent of the Belle Epoque, the French Victorian architecture of the late 19th century. This project had a total cost of approximately $350 million including land and capitalized interest. The Company's total equity contribution was $85.8 million, all of which had been funded as of October 31, 1996.

In July 1995, Silver Legacy, a 50/50 joint venture with the Eldorado Hotel/Casino (a privately held company) opened in downtown Reno, Nevada. As a condition to the joint venture's $220 million bank credit agreement (which amended and restated the joint venture's previous $230 million credit agreement), Circus entered into a make-well agreement whereby it is obligated to make additional contributions to the joint venture as may be necessary to maintain a minimum coverage ratio (as defined). As of October 31, 1996, the Company had outstanding loans to the joint venture in the principal amount of $35.1 million.

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

In January 1996, the Company commenced construction on a major expansion at Luxor that will add approximately 2,000 additional rooms, situated in two identical 22-story towers designed in a stepped-pyramid style, located between Luxor and Excalibur. The expansion will also include additional casino space, retail area, restaurants, a multipurpose showroom, and a reworking of the upstairs attractions level. The majority of the rooms are expected to open December 24, 1996. Most of the remodeling of the casino level will also be completed by year-end, though portions of the remodeling related to retail areas, restaurants, the showroom and the reworking of the attractions level will continue into next fiscal year. The estimated cost for this expansion is approximately $280 million and as of October 31, 1996, $182.1 million had been incurred.

The Company has also announced that it expects to commence construction before fiscal year-end on an entertainment megastore of approximately 4,000 rooms on the site of the current Hacienda Hotel and Casino, which ceased operations on December 1 and will be imploded on December 31, 1996. The Company expects to announce the theme, cost and other elements later this year, and anticipates this signature resort would open in the second half of 1998. Included within the 4,000 rooms are plans for a stand-alone, 400-room Four Seasons Hotel that will connect to the new megastore, providing Las Vegas visitors with a luxury "five-star" hospitality experience. This hotel, which will be owned by Circus and managed by Four Seasons, represents the first step pursuant to a cooperative effort with Four Seasons Regent Hotels and Resorts to identify strategic opportunities for development of hotel and casino properties worldwide.

It is the Company's view that the Las Vegas market can absorb sizeable new capacity, including that contemplated in its aforementioned masterplan. The direction of development in Las Vegas has shifted toward the south end of the Strip, where the Company can essentially create the gateway to Las Vegas.

Also in January 1996, the Company commenced construction of a 1,000-room tower addition at Circus Circus-Las Vegas which is scheduled for completion by the end of 1996. This addition will bring the total number of rooms at Circus Circus-Las Vegas to approximately 3,800. The estimated cost of the 1,000-room tower is approximately $75 million and as of October 31, 1996, $65.4 million had been incurred. In addition to the new tower, the Company is currently refurbishing all of the 1,188 rooms in the Skyrise Tower. This refurbishment is budgeted at $10 million, of which approximately $5.3 million had been incurred as of October 31, 1996. The Company plans to refurbish the balance of rooms at this property, in phases, over the coming year.

In Reno, the Company recently completed refurbishing all of the rooms at Circus Circus at a cost of approximately $17.4 million. Additionally, a new parking garage is under construction immediately north of the property, between Circus Circus-Reno and Interstate 80. This project is budgeted at $12 million and a total of $9.4 million had been spent through October 31, 1996. The garage is scheduled for completion in December 1996.

In Tunica County, Mississippi, the Company has commenced construction of a 1,200-room tower addition to its casino which will include remodeling and rethemeing the property into a more elegant resort under the name Gold Strike Casino Resort. The estimated cost of this expansion is $125 million with a completion date of late 1997.

Also in Mississippi, the Company has announced that it plans to develop a hotel/casino resort on the Mississippi Gulf Coast at the north end of the Bay of St. Louis, near the DeLisle exit on Interstate 10. The planned resort will feature 1,500 rooms and has an estimated cost of $225 million. The Company anticipates construction to begin after receipt of all customary approvals. As presently contemplated, Circus will own 90% of the project, with a partner contributing land (up to 500 acres) in exchange for the remaining 10%.


In December 1993, Windsor Casino Limited (WCL), a corporation owned equally by Circus Circus Enterprises, Inc., Caesars World, Inc. and Hilton Hotels Corporation or their subsidiaries, was selected to exclusively negotiate an agreement to design, build and operate a casino complex in Windsor, Ontario, Canada. Currently, WCL operates an interim casino which opened in May 1994 in Windsor's central business district, immediately across the Detroit River from Detroit, Michigan. In December 1995, this interim facility was expanded to include a dockside casino, bringing the total casino space to approximately 75,000 square feet. Definitive agreements concerning a permanent facility are not yet completed, but under arrangements with the applicable government authorities, construction has begun on this facility, which will include a 75,000-square-foot casino and 400-room hotel, as well as a showroom and meeting facilities. The total cost for this project is estimated at $290 million and it is expected to be completed by spring 1998. In connection with the permanent facility, a revolving credit facility was established in the amount of $90 million Canadian (approximately $66 million U.S. as of October 31, 1996) and each of WCL's three shareholders, including Circus, has guaranteed payment of one-third of any amounts due under the facility. As of October 31, 1996, there was $8 million Canadian of borrowings under the facility (approximately $2 million U.S. representing Circus' one-third share).

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

Safe Harbor Provision

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this report contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities as well as other capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuation in interest rates), domestic or global economic conditions, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions) and applications for licenses and approvals under applicable laws and regulations (including gaming laws and regulations).


PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

     (a) The exhibits filed as part of this report are listed on the Index to Exhibits accompanying this report.

     (b) Reports on Form 8-K. No report on Form 8-K was filed during the period covered by this report.

                            SIGNATURES
          (Form 10-Q for quarterly period ended October 31, 1996)


       Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 CIRCUS CIRCUS ENTERPRISES, INC.
                                        (Registrant)



Date:  December 13, 1996       By CLYDE T. TURNER
                                  Clyde T. Turner
                                  Chairman of the Board and
                                  Chief Executive Officer




Date:  December 13, 1996       By GLENN W. SCHAEFFER
                                  Glenn W. Schaeffer
                                  President, Chief Financial
                                  Officer and Treasurer



                         INDEX TO EXHIBITS



Exhibit
  No.                        Description

4(a). Amendment No. 2 to the $1.5 Billion Loan Agreement, by and among the Company, the Banks named therein and Bank of America National Trust and Savings Association, as administrative agent for the Banks.

4(b). Amendment No. 3 to the $1.5 Billion Loan Agreement, by and among the Company, the Banks named therein and Bank of America National Trust and Savings Association, as administrative agent for the Banks.

4(c). Supplemental Indenture, dated as of November 15, 1996, to an indenture dated February 1, 1996, by and between the Company and Wells Fargo Bank (Colorado), N.A., as Trustee, with respect to the Company's 6.70% Senior Notes due November 15, 2096.

4(d). 6.70% Senior Notes due February 15, 2096 in the principal amount of $150,000,000.

4(e). Indenture, dated November 15, 1996, by and between the Company and Wells Fargo Bank (Colorado), N.A., as
          Trustee.

4(f). Supplemental Indenture, dated November 15, 1996, to an indenture dated November 15, 1996, by and between the Company and Wells Fargo Bank (Colorado), N.A., as Trustee, with respect to the Company's 7.0% Senior Notes due November 15, 2036.

4(g). 7.0% Senior Notes due February 15, 2036 in the principal amount of $150,000,000.

27.       Financial Data Schedule for the nine months ended
          October 31, 1996 as required under EDGAR.