Form 10-K/A
period 1996-01-31
CIRCUS CIRCUS ENTERPRISES INC
filed 1997-03-28
CIK 725549

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A
                                (AMENDMENT NO.2)
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended    January 31, 1996
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

Item 8 is amended and restated as follows solely for the purpose of including the financial statements of Elgin Riverboat Resort - Riverboat Casino for the year ended December 31, 1996 as required by Rule 3-09 of Regulation S-X. Item 14 is also amended and restated solely for the purpose of including the consent of independent public accountants relating to the above-mentioned financial statements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Incorporated herein by reference are pages 26 through 42 of the 1996 Annual Report which pages are included as part of Exhibit 13 to this Report.

               SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Year Ended January 31, 1996
(In thousands, except per share amounts)
                               1st       2nd       3rd       4th
                             Quarter   Quarter   Quarter   Quarter    Total
Revenue                     $295,033  $326,766  $354,206  $323,591  $1,299,596
Income from operations        71,046    24,365    88,399    67,563     251,373
Income before income tax      61,367    12,885    76,187    55,320     205,759
Net income                    39,400     7,281    46,584    35,633     128,898
Earnings per share          $   0.46  $   0.08  $   0.45  $   0.35  $     1.33


Year Ended January 31, 1995
(In thousands, except per share amounts)
                               1st       2nd       3rd       4th
                             Quarter   Quarter   Quarter   Quarter    Total
Revenue                     $284,901  $299,895  $306,613  $278,773 $1,170,182
Income from operations        61,080    68,225    68,214    58,488    256,007
Income before income tax      50,455    57,535    57,714    48,786    214,490
Net income                    32,291    36,548    36,596    30,851    136,286
Earnings per share          $   0.38  $   0.43  $   0.43  $   0.36 $     1.59

Elgin Riverboat Resort - Riverboat Casino (a Joint Venture)

Balance Sheets
December 31, 1996 and 1995


          ASSETS                        1996            1995

Current assets:
 Cash and cash equivalents         $ 23,469,117      $12,363,183
 Accounts receivable                    187,041          136,816
 Inventories                            318,505          174,949
 Prepaid expenses                     1,910,001        2,007,660

     Total current assets            25,884,664       14,682,608

Property and equipment, net          96,284,167      102,058,492

Other assets                            965,498        1,511,857

     Total assets                  $123,134,329     $118,252,957

     LIABILITIES AND PARTNERS' EQUITY

Current liabilities:
 Notes Payable                                       $   116,119
 Accounts payable                   $    434,758         676,012
 Accrued liabilities                  18,707,675       4,034,170

     Total current liabilities        19,142,433       4,826,301

     Total liabilities                19,142,433       4,826,301

Partners' equity                     103,991,896     113,426,656

     Total liabilities and partners'
       equity                       $123,134,329    $118,252,957








The accompanying notes are an integral part of these Financial statements.






Elgin Riverboat Resort - Riverboat Casino (a Joint Venture)

Statements of Operations
for the years ended December 31, 1996, 1995 and 1994


                                 1996          1995          1994

Revenues:
  Casino                     $233,074,809  $203,839,260   $35,940,914
  Food and beverage            17,148,086    14,301,126     2,696,253
  Admissions and other          9,441,806     8,706,203     2,030,262

                              259,664,701   226,846,589    40,667,429

Less: promotional allowances  (16,243,962)  (12,146,655)   (2,274,311)

                              243,420,739   214,699,934    38,393,118

Operating expenses:
  Casino                       92,886,998    78,707,606    14,776,440
  Food and beverage             7,280,565     7,970,113     2,149,697
  General and administrative   24,972,009    10,479,451     2,614,950
  Depreciation and
   amortization                 8,216,672     7,899,232     1,902,818
  Preopening costs                                          3,809,645
  Other operating expenses     10,299,447     8,494,846     1,980,964

                              143,655,691   113,551,248    27,234,514

Operating income               99,765,048   101,148,686    11,158,604

Other income (expense):
  Interest income                 300,206       272,850        17,215
  Interest expense                              (13,010)      (15,457)
  Loss on asset disposal         (100,014)

                                  200,192       259,840         1,758

Net income                   $ 99,965,240  $101,408,526  $ 11,160,362





   The accompanying notes are an integral part of these financial statements.


Elgin Riverboat Resort - Riverboat Casino (a Joint Venture)

Statements of Partners' Equity
for each of the three years ended December 31, 1996


                                 Nevada
                                 Landing
                               Partnership    RBG, L.P.      Total

Balance, January 1, 1994       $ 1,346,578  $ 1,492,174  $  2,838,752

Partners' contributions         51,332,306   51,186,710   102,519,016

Net Income                       5,580,181    5,580,181    11,160,362

Distribution to partners        (5,750,000)  (5,750,000)  (11,500,000)

Balance, December 31, 1994      52,509,065   52,509,065   105,018,130

Net income                      50,704,263   50,704,263   101,408,526

Distributions to partners      (46,500,000) (46,500,000)  (93,000,000)

Balance, December 31, 1995      56,713,328   56,713,328   113,426,656

Net income                      49,982,620   49,982,620    99,965,240

Distributions to partners      (54,700,000) (54,700,000) (109,400,000)

Balance, December 31, 1996     $51,995,948  $51,995,948  $103,991,896








The accompanying notes are an integral part of these financial statements.

Elgin Riverboat Resort - Riverboat Casino (a Joint Venture)

Statements of Cash Flows
for each of the three years ended December 31, 1996

                                    1996          1995          1994

Cash flows from operating activities:
 Net income                     $ 99,965,240  $101,408,526  $11,160,362
 Adjustments to reconcile net
   income to net cash provided
   by operating activities:
 Depreciation and amortization     8,216,672     7,899,232    1,902,818
 Net loss from sale of asset         100,014
 Increase (decrease) in cash
   attributable to changes in
   assets and liabilities:
     Accounts receivable             (50,225)      (43,361)     (93,455)
     Inventories                    (143,556)      (32,634)    (142,315)
     Prepaid expenses                 97,659      (477,345)  (1,530,315)
     Other assets                    546,359       624,612   (2,136,469)
     Accounts payable               (241,254)     (227,722)     903,734
     Accrued expenses             14,673,505     2,020,900    2,013,270

       Net cash provided by
         operating activities    123,164,414   111,172,208   12,077,630

Cash flows from investing activities:
  Capital expenditures            (2,593,361)   (2,294,242) (94,123,697)
  Proceeds from sale of fixed
    assets                            51,000
  Payments of construction costs
    payable                                     (5,143,500)

        Net cash used in investing
          activities              (2,542,361)   (7,437,742) (94,123,697)

Cash flows from financing activities:
  Partners' contributions                                   102,519,016
  Proceeds from notes payable                                 1,801,552
  Distributions to partners     (109,400,000)  (93,000,000) (11,500,000)
  Payments on notes payable         (116,119)   (7,498,575)  (1,647,209)

        Net cash (used in) provided by
          financing activities  (109,516,119)  (100,498,575) 91,173,359

        Net increase in cash and cash
          equivalents             11,105,934      3,235,891   9,127,292

Cash and cash equivalents,
  beginning of year               12,363,183      9,127,292

                                    1996          1995          1994

Cash and cash equivalents,
 end of year                    $ 23,469,117   $ 12,363,183 $ 9,127,292

Noncash financing and investing
  activities:

 Increase in construction costs
  payable                                                   $ 3,297,799

 Vendor financing for equipment
  purchases                                    $    696,711 $ 6,763,640

 Conversion of construction costs
  payable to note payable, net of
  vendor financing                             $    480,597





             The accompanying notes are an integral part of these Financial statements


Elgin Riverboat Resort - Riverboat Casino (a Joint Venture)
Notes to Financial Statements

1.   Business

Elgin Riverboat Resort - Riverboat Casino (the "Joint Venture"), doing business as the Grand Victoria Casino, was formed in December 1992, as a partnership, under a Joint Venture Agreement between Nevada Landing Partnership and RBG, L.P., in which each partner owns a fifty percent interest. Prior to commencement of gaming operations on October 6, 1994, the Joint Venture was in the development stage and had no operating revenues or expenses.

The Joint Venture is licensed by the Illinois Gaming Board ("IGB") to own and operate a riverboat casino on the Fox River in Elgin, Illinois. The original license, issued on October 6, 1994, is valid for a three year term with annual renewal terms requiring the approval of the IGB.

2.   Summary of Significant Accounting Policies

Casino Revenues

In accordance with industry practice, the Joint Venture recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses.

Promotional Allowances

The retail value of admissions, food and beverage, and other complimentary items furnished to customers without charge is included in gross revenue and then deducted as promotional allowances, Additionally, the estimated costs of providing such promotional allowances have been included in casino expenses as follows:

                               1996           1995          1994

Admissions and other      $ 10,285,198   $ 10,762,515   $ 2,523,989
Food and beverage            6,470,703      3,596,327       436,294

                          $ 16,755,901   $ 14,358,842   $ 2,960,283

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Joint Venture maintains cash balances at a financial institution in excess of federally insured limits.


Elgin Riverboat Resort - Riverboat Casino (a Joint Venture)
Notes to Financial Statements, Continued

2.   Summary of Significant Accounting Policies, continued

Inventories

Inventories, consisting of food, beverage, and gift shop items are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method.

Preopening Costs

The Joint Venture incurred certain expenditures prior to commencement of operations, including travel, payroll, training, promotion and other administrative expenses. These amounts have been expensed in the accompanying statement of operations for the year ended December 31, 1994.

Property and Equipment

Property, improvements and equipment are stated at cost.  The
Joint Venture computes depreciation and amortization using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

          Buildings                               39 years
          Riverboat                               20 years
          Land improvements                       15 years
          Furniture, fixtures and equipment,
            gaming and computer equipment        5-7 years

Reserve for Slot Club Redemption

The Joint Venture has accrued for the total liability of all points earned, but not redeemed by slot club members.

Income Taxes

The financial statements of the Joint Venture do not reflect a provision for income taxes because the partners are required to recognize their proportionate share of the Joint Venture's income in their individual tax returns.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the

Elgin Riverboat Resort - Riverboat Casino (a Joint Venture)
Notes to Financial Statements, Continued

2.   Summary of Significant Accounting Policies, continued

reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain 1995 and 1994 amounts have been reclassified to conform to the 1996 presentation.

3.   Property and Equipment:

A summary of property and equipment at December 31, 1996 and 1995 is as follows:

                                          1996           1995

     Buildings                        $ 29,170,069   $ 29,170,069
     Riverboat                          52,799,655     52,799,655
     Land improvements                   5,501,167      5,501,167
     Furniture, fixtures and
       equipment, gaming and
       computer equipment               26,708,592     24,389,651
     Construction in progress               73,068

       Total property and
         equipment                     114,252,551    111,860,542

      Less: accumulated depreciation
       and amortization                 17,968,384      9,802,050

      Property and equipment, net     $ 96,284,167   $102,058,492

4.   Accrued Liabilities

A summary of accrued liabilities at December 31, 1996 and 1995 is as follows:

                                           1996          1995

Accrued "Grand Victoria Foundation"
   & Kane County donation             $ 12,048,872
Accrued payroll, vacation and
   related taxes                         1,872,365    $1,132,220
Reserve for slot club redemptions        1,603,346       921,316
Accrued rent expense                       932,696       102,362
Accrued property taxes                     741,842       491,842
Reserve for progressive jackpots           421,373       254,691
Unredeemed chip/token liability            339,848       464,471

Elgin Riverboat Resort - Riverboat Casino (a Joint Venture)
Notes to Financial Statements, Continued

4.   Accrued Liabilities, continued

                                           1996          1995

Accrued dealers tips                      338,384       246,844
Accrued gaming and sales taxes            171,243       163,158
Kane County Forest Preserve trust
   agreement                              125,000       125,000
Other                                     112,706       132,266

  Total accrued liabilities          $ 18,707,675   $ 4,034,170

5.   Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents and notes payable approximate fair value because of the short maturity of these instruments.

6.   Notes Payable

There were no notes outstanding at December 31, 1996.  At
December 31, 1995, one note payable was outstanding. The entire balance of this note was current.

                                                       1995

Note payable for surveillance equipment,
  payable in monthly payments of $58,059
  through February, 1996                             $116,119

7.   Leases

In accordance with the Ground Lease and Development Agreement, as amended, (the "Agreement") the Joint Venture leases land for a term of ten years commencing with the issuance of the IGB license, with the right to renew the Agreement for successive five year terms, not to exceed a total lease term of thirty years. Additionally, the Agreement provides an option to purchase such land at fair market value at anytime during the lease term subject to the construction of certain other capital projects by the Joint Venture. The Agreement requires annual lease payments of $107,195 until the Joint Venture's cumulative net after tax cash flow, as defined, equals $75,000,000, which occurred during the fourth quarter of 1995. Thereafter, the Agreement requires annual lease payments equal to the greater of
(i) $107,195 or (ii) three percent of the Joint Venture's annual net operating income, as defined.

Elgin Riverboat Resort - Riverboat Casino (a Joint Venture)
Notes to Financial Statements, Continued

7.   Leases, continued

By agreement, the Joint Venture has applied federal and state income tax rates to its taxable income as if its partners were being taxed as individuals in the State of Illinois. The applicable income tax rates applied to the Joint Venture's taxable income are as follows:

                       Federal     39.6%
                       State        3.0%

During the construction of the riverboat casino facility, certain costs were incurred by the Joint Venture on behalf of the City of Elgin (the "City") which will be utilized to offset the future percentage rent payments described in (ii) above. Such amounts as of December 31, 1996 and 1995 were $1,643,576 and $2,191,435, respectively, and are included in prepaid expenses.

The future minimum lease commitments under the ground lease as of December 31, 1996 are as follows:

     1997                        $107,195
     1998                         107,195
     1999                         107,195
     2000                         107,195
     2001 and thereafter          403,422

Rent expense for the years ended December 31, 1996, 1995 and 1994 were $3,781,229, $186,599, and $25,358, respectively.

8.   Commitments

Pursuant to an agreement with the City of Elgin, the Joint Venture has guaranteed that the City shall receive at least $500,000 annually resulting from a combination of lease payments and admission taxes. For each of the years ended December 31, 1996, 1995 and 1994, the Joint Venture has paid amounts in excess of the guarantee. Additionally, the Agreement requires the Joint Venture to pay the City $350,000 per year, for five years to defray additional law enforcement costs estimated to be incurred by the City.

Pursuant to the Fox River Trust Agreement, entered into on July 20, 1993, the Joint Venture has agreed to make certain payments to a trust fund for the benefit of the Fox River. Annual contributions of $500,000 commenced on October 6, 1995, the initial anniversary date of the issuance of the IGB license, and will continue for twelve successive years.

Elgin Riverboat Resort - Riverboat Casino (a Joint Venture)
Notes to Financial Statements, Continued

8.   Commitments, continued

The Joint Venture has agreed to contribute to both Kane County and to a foundation that has been established for the benefit of educational, environmental and economic development programs in the region. The total commitment is equal to 20% of adjusted net operating income ("ANOI"), as defined, after the cumulative after tax ANOI exceeds the Joint Venture's total investment cost, as defined, incurred in connection with the development of the riverboat casino facility. This commitment must be paid within 120 days of the end of the fiscal year for which it has been calculated. The Joint Venture has applied the same federal and state income tax rates that were applied in the percentage rent calculation of the Ground Lease (see Note 7). During 1996, ANOI exceeded the Joint Venture's total investment costs and the Joint Venture began accruing for this donation expense. As of December 31, 1996, the Joint Venture had incurred $12,219,654 in donation expense.

9.   Related Party Transactions

During April 1996, the employment of four key employees of the Joint Venture was transferred to one of the partners of the Joint Venture. Salary, bonus and related taxes are paid by the Joint Venture partner. The Joint Venture partner is then reimbursed by the Joint Venture for these expenses.





Report of Independent Accountants



To the Partners of the Elgin Riverboat Resort - Riverboat Casino
(a Joint Venture)

We have audited the accompanying balance sheets of the Elgin Riverboat Resort - Riverboat Casino (the "Joint Venture") as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for each of the three years ended December 31, 1996. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Elgin Riverboat Resort - Riverboat Casino (a Joint
Venture) as of December 31, 1996 and 1995, and the results of its operations, partners' equity and cash flows for each of the three years ended December 31, 1996 in conformity with generally accepted accounting principles.



Chicago, Illinois
January 17, 1997




ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)(1)    Consolidated Financial Statements:

CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES                          Page

Consolidated Balance Sheets as of January 31, 1996 and 1995...........   *

Consolidated Statements of Income for the three years ended January 31,
1996..................................................................   *

Consolidated Statements of Cash Flows for the three years ended January
31, 1996..............................................................   *

Consolidated Statements of Stockholders' Equity for the three years ended
January 31, 1996......................................................   *

Notes to Consolidated Financial Statements............................   *

Report of Independent Public
Accountants...........................................................   *


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

     3(ii).    Restated Bylaws of the Company dated February 29, 1996.**

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

     10(ww). Amendment dated February 28, 1996 to the Joint Venture Agreement between Nevada Landing Partnership and RBG, L.P.**

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

     23.       Consent of Arthur Andersen LLP. (See Page 64) ***

     23(b).    Consent of Coopers & Lybrand L.L.P.

     27. Financial Data Schedule for the year ended January 31, 1996 as required under EDGAR. **

_____________
* This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report.

**   This exhibit was included in the original filing of this Report.

*** The page reference is to such page of this reports, as originally filed.

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

                                 CIRCUS CIRCUS ENTERPRISES, INC.

Dated:  March 26, 1997           By:GLENN SCHAEFFER
                                    Glenn Schaeffer, President
                                    and Chief Financial Officer


                            INDEX TO EXHIBITS
                                FORM 10-K/A
                             (AMENDMENT NO. 2)
                             Fiscal Year Ended
                             January 31, 1996
Exhibit
Number

23(b).    Consent of Coopers & Lybrand L.L.P.

                                                  EXHIBIT 23(b)




                    CONSENT OF INDEPENDENT ACCOUNTANTS



We consent to the incorporation of our report dated January 17, 1997 relating to the financial statements of the Elgin Riverboat Resort-Riverboat Casino (a Joint Venture) as of December 31, 1996 and 1995, and for each of the three years ended December 31, 1996 included (or incorporated by reference) into the filing on Form 10-K/A on or about March 26, 1997, of Circus Circus Enterprises, Inc.'s (the "Company") for the year ended January 31, 1996, into the Company's previously filed Form S-8 Registration Statements File Nos. 2-91950, 2-93578, 33-18278, 33-29014, 33-29215, 33-
56420 and 33-533303 and to the Company's previously filed Form S-3 Registration Statements File Nos. 33-65359 and 333-16327.

We also consent to the reference to our firm under the caption
"Experts".





Coopers & Lybrand L.L.P.

Chicago, Illinois
March 24, 1997