Form 10-K
period 1997-01-31
CIRCUS CIRCUS ENTERPRISES INC
filed 1997-05-01
CIK 725549

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended    January 31, 1997
                   OR
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

Registrant's telephone number, including area code:(702) 734-0410

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock of the Registrant held by persons other than the registrant's directors and executive officers as of April 25, 1997 (based upon the last reported sale price on the New York Stock Exchange on such date) was $1,936,961,369.

    The number of shares of Common Stock, $.01-2/3 par value, outstanding at April 25, 1997: 94,862,033.




                    DOCUMENTS INCORPORATED BY REFERENCE
    PART II - Portions of the Registrant's Annual Report to
Stockholders for the year ended January 31, 1997 are incorporated by reference into Items 7 and 8, inclusive.

    PART III - Portions of the Registrant's definitive proxy statement in connection with the annual meeting of stockholders to be held on June 24, 1997, are incorporated by reference into Items 10 through 13, inclusive.

                                  PART I

ITEM 1.  BUSINESS.

General

    Circus Circus Enterprises, Inc. (the "Company"), which was incorporated in 1974, currently owns and operates, through wholly owned subsidiaries, nine hotel-casino properties in Nevada with a total of approximately 17,700 guest rooms, reflecting the December 1, 1996 closing of the 1,169-room Hacienda Hotel and Casino and the placement in service of a total of approximately 2,950 new rooms at Circus Circus-Las Vegas and Luxor since December 1996. These properties include (i) three hotel/casinos in Las Vegas (Circus Circus-Las Vegas, Luxor and Excalibur), (ii) the Circus Circus Hotel and Casino in Reno, (iii) the Colorado Belle Hotel and Casino and the Edgewater Hotel and Casino which are located on the Colorado River in Laughlin, (iv) Gold Strike Hotel and Gambling Hall and the Nevada Landing Hotel & Casino in Jean, and (v) Railroad Pass Hotel and Casino in Henderson. The Company also owns and operates a dockside casino situated on a 24-acre site in Tunica County, Mississippi and operates two smaller casinos on the Las Vegas Strip, Slots-A-Fun (which the Company also owns) and the Silver City Casino (which the Company operates under a long-term lease).

    The Company, through wholly owned subsidiaries, is a 50% participant in (i) a joint venture (the Las Vegas Joint Venture ) which owns and operates Monte Carlo, a hotel-casino on the Las Vegas Strip which opened in June 1996, (ii) a joint venture (the "Reno Joint Venture") which owns and operates Silver Legacy, a hotel-casino located in downtown Reno that opened in July 1995 and is situated between (and connected by enclosed climate-controlled skyways to) Circus Circus-Reno and another hotel-casino owned and operated by an affiliate of the other participant in the Reno Joint Venture, and (iii) a joint venture (the "Elgin Joint Venture") which owns and operates The Grand Victoria, a riverboat casino, and a related land-based entertainment complex located in Elgin, Illinois. In January 1997, the Company disposed its one-third interest in a company which operates an interim casino in Windsor, Ontario, Canada.
For additional information concerning the projects with which the Company is involved through the aforementioned joint ventures, see "Joint Venture Participations" in this Item 1.

    Unless the context otherwise indicates, all references to the Company are to Circus Circus Enterprises, Inc. and its subsidiaries.

Significant Recent Developments

    Since December 23, 1996, the Company has placed in service a new 1,000-room hotel tower at Circus Circus-Las Vegas and approximately 1,950 rooms in two new 22-story hotel towers at Luxor. The expansion program at Luxor has also involved substantial changes to the original facility, including the removal of the Nile River feature to provide for a better utilization of the space on the ground level of the main casino and the relocation of the hotel s front desk to provide easier customer access. This work, which significantly impacted operations at Luxor during fiscal 1997, was substantially completed by the end of fiscal 1997. The remainder of the expansion program will be completed in stages with final completion currently anticipated to occur in fall of 1997 and will add additional retail areas, two new restaurants, a multi-purpose showroom and include a reworking of the attractions level. For additional information concerning the new facilities, see Description of the Company's Operating Hotels and Casinos in this Item 1.

    On December 1, 1996, the Company closed the 1,169-room Hacienda Hotel and Casino, which was imploded on December 31, 1996 to make way for construction of a 42-story, 3,800-room hotel-casino resort (currently referred to as Project Paradise ) and a 400-room Four Seasons Hotel. Construction of Project Paradise commenced in the spring of 1997 and is currently expected to be completed in late 1998 or early 1999. For additional information concerning Project Paradise and the Four Seasons Hotel, see Current Expansion Activities in this Item 1.

    In late 1996, the Company commenced construction of a 1,200-room hotel tower at its Tunica County, Mississippi casino, Circus Circus-Tunica, which will be remodeled and rethemed into a more elegant resort to be operated under the name Gold Strike Casino Resort. For additional information concerning this project, see Current Expansion Activities in this Item 1.

    In June 1996, the Las Vegas Joint Venture (in which the Company owns a 50% interest) completed and opened Monte Carlo, a major destination resort on the Las Vegas Strip with 3,002 hotel rooms, including 253 suites. For additional information concerning this property and the Las Vegas Joint Venture, see
 Joint Venture Participations  in this Item 1.

    In January 1997, the Company disposed of its one-third interest in a company operating an interim casino in Windsor, Ontario, Canada.


Description of the Company's Operating Hotels and Casinos

Las Vegas, Nevada

    Circus Circus-Las Vegas. Circus Circus-Las Vegas, the Company's original property, is a circus-themed hotel and casino complex situated on approximately 69 acres on the north end of the Las Vegas Strip. The property, which has a total of 3,744 hotel rooms (1,000 of which are included in a new tower completed in December 1996), includes approximately 109,000 square feet of casino space where, as of January 31, 1997, 2,555 slot machines and other coin-operated devices and 84 gaming tables (including blackjack ("21"), craps, pai gow poker, Caribbean stud poker, a wheel of fortune and roulette) as well as poker, keno and a race and sports book were available to the casino's patrons. From a "Big Top" above the casino, Circus Circus-Las Vegas offers its guests a variety of circus acts performed free of charge from 11 a.m. to midnight daily. A mezzanine area overlooking the casino has a circus midway with carnival-style games and an arcade that offers a variety of amusements and electronic games. Four specialty restaurants, a buffet with a seating capacity of approximately 1,200, two coffee shops, several fast food snack bars, four cocktail bars and two cocktail service bars and a variety of gift shops and specialty shops are also available to the guests at Circus Circus-Las Vegas. Grand Slam Canyon, an "adventuredome" covering approximately five acres, offers theme park entertainment that includes a high-speed, double-loop, double-corkscrew roller coaster, a coursing river flume ride on white-water rapids, several rides and attractions designed for preschool age children, themed carnival-style midway games, a state-of-the-art arcade, a 65-foot waterfall, fully animated life-size dinosaurs in their primeval habitat, food kiosks and souvenir shops, all in a climate-controlled setting under a giant space-frame dome. On-site parking is available for approximately 4,700 vehicles, including three garages that will accommodate approximately 3,200 vehicles. Circus Circus-Las Vegas also offers accommodations for approximately 384 recreational vehicles at the property's Circusland RV Park.

    Luxor. Luxor, which opened in October 1993, is an Egyptian-themed hotel and casino complex which features a 30-story pyramid and two new 22-story hotel towers which opened a majority of their 1,950 rooms in December 1996 and the remainder by February 1997. With the addition of the new towers, Luxor now contains 4,425 hotel rooms, including 492 suites. The new hotel towers are part of an expansion program at Luxor which also included the addition of 20,000 square feet of convention space, extensive remodeling of the casino level of the pyramid, relocation of the hotel s front desk, the reworking of the front entrance, relocating and retheming the buffet and connecting Luxor to Excalibur by a climate-controlled skyway with moving walkways. The expansion program will continue into the current year and will ultimately include a reworked attractions level, two new restaurants and a new multi-purpose showroom. The remainder of the expansion will be completed in stages with final completion currently anticipated to occur in fall of 1997. Situated at the south end of the Las Vegas Strip on a 64-acre site adjacent to Excalibur, Luxor features a food and entertainment area on three different levels beneath a soaring hotel atrium. The pyramid s hotel rooms can be reached from the four corners of the building by state-of-the-art "inclinators" which travel at a 39-degree angle. Luxor includes approximately 120,000 square feet of casino space where, as of January 31, 1997, 2,245 slot machines and other coin-operated devices and 110 gaming tables (including blackjack ("21"), craps, pai gow poker, Caribbean stud poker, a wheel of fortune and roulette) as well as poker, keno and a race and sports book were available to the casino's patrons. Above the pyramid s casino, a series of IMAX special-format filmed attractions are designed to seemingly transport visitors to extraordinary places of times past, present and future. Luxor's other public areas include a buffet with a seating capacity of approximately 800, five themed restaurants including two gourmet restaurants, as well as a snack bar, seven cocktail lounges and a variety of specialty shops. Parking is available for nearly 3,200 vehicles, including a garage which contains approximately 1,800 spaces.

    Excalibur. Excalibur is a castle-themed hotel and casino complex situated on the south end of the Las Vegas Strip on a 53-acre site adjacent to Luxor. Excalibur, which is connected to Luxor by a new climate-controlled skyway with moving walkways, has a total of 4,008 hotel rooms and offers its guests more than 400,000 square feet of public entertainment area, including approximately 110,000 square feet of casino space where, as of January 31, 1997, 2,442 slot machines and other coin-operated devices and 89 gaming tables (including blackjack ("21"), craps, pai gow poker, Caribbean stud poker, a wheel of fortune and roulette) as well as poker, keno and a race and sports book were available to the casino's patrons. Excalibur's other public areas include a Renaissance faire, a medieval village, an amphitheater with seating capacity of nearly 1,000 where nightly mock jousting tournaments and costume drama are presented, two dynamic motion theaters, various artisans' booths and medieval games of skill. In addition, Excalibur has a buffet with seating capacity of approximately 1,300, six themed restaurants, as well as four snack bars, several cocktail lounges and a variety of specialty shops. Parking is available for approximately 4,000 vehicles, including a garage which contains approximately 1,400 spaces.

    Other Las Vegas Properties. The Silver City Casino and Slots-A-Fun have 18,200 and 16,700 square feet of casino space, respectively. Both casinos depend on foot traffic along the Las Vegas Strip for their business. As of January 31, 1997, the Silver City Casino had 570 slot machines and other coin-operated devices and 21 gaming tables, while Slots-A-Fun had 632 such machines and devices and 25 gaming tables.

Reno, Nevada

    Circus Circus-Reno. Circus Circus-Reno is a circus-themed hotel and casino complex situated in downtown Reno, Nevada. The property, which has a total of 1,605 hotel rooms (all of which were refurbished during the fiscal year ended January 31, 1997), includes approximately 60,000 square feet of casino space where, as of January 31, 1997, 1,722 slot machines and other coin-operated devices and 66 gaming tables (including blackjack ("21"), craps, pai gow poker, Caribbean stud poker, a wheel of fortune and roulette) as well as poker, keno and a race and sports book were available to the casino's patrons. From a "Big Top" above the casino, Circus Circus-Reno also offers its guests a variety of circus acts performed free of charge from 11 a.m. to midnight daily. A mezzanine area has a circus midway with carnival-style games and an arcade that offers a variety of amusements and electronic games. The facilities at Circus Circus-Reno also include two specialty restaurants, a buffet with a seating capacity of approximately 450, a coffee shop, a deli/bakery, a fast food snack bar, five cocktail lounges, a gift shop and specialty shops. Parking is currently available for over 3,000 vehicles, including space for approximately 1,850 vehicles in a new parking garage which opened at the end of fiscal 1997. For information concerning the Company's participation in a joint venture which owns and operates Silver Legacy, a casino, hotel and entertainment complex which is connected to Circus Circus-Reno by an enclosed skywalk, see "Joint Venture Participations -- Reno Joint Venture" in this
Item 1.

Laughlin, Nevada

    Colorado Belle. The Colorado Belle Hotel and Casino is situated on a 22-acre site on the bank of the Colorado River (with 1,080 feet of river frontage) in Laughlin, Nevada, approximately 90 miles south of Las Vegas. The Colorado Belle features a 600-foot replica of a Mississippi riverboat, 1,226 hotel rooms and a casino with approximately 64,000 square feet of space where, as of January 31, 1997, 1,362 slot machines and other coin-operated devices and 40 gaming tables (including blackjack ("21"), craps, pai gow poker, Caribbean stud poker and roulette) as well as poker, keno and a sports book were available to the casino's patrons. The Colorado Belle's facilities also include a 350-seat buffet, a coffee shop, three specialty restaurants, two fast food snack bars, five cocktail lounges and a cocktail service bar as well as a gift shop and other specialty shops. There is surface parking available for approximately 1,700 vehicles.

    Edgewater. The Edgewater Hotel and Casino is situated on a 16-acre site adjacent to the Colorado Belle in Laughlin, Nevada with approximately 1,640 feet of frontage on the Colorado River. The property, which has 1,450 hotel rooms, includes approximately 44,000 square feet of casino space where, as of January 31, 1997, 1,346 slot machines and other coin-operated devices and 42 gaming tables (including blackjack ("21"), craps, pai gow poker, Caribbean stud poker, a wheel of fortune and roulette) as well as poker, keno and a race and sports book were available to the casino's patrons. The Edgewater's facilities also include a specialty restaurant, a coffee shop, a buffet with a seating capacity of 735, a snack bar and three cocktail lounges. There is surface parking available for approximately 1,350 vehicles and a parking garage which can accommodate approximately 930 additional vehicles.

Jean, Nevada

    Gold Strike. Gold Strike Hotel & Gambling Hall, which opened in December 1987 and was acquired by the Company in June 1995, is an "old west" themed hotel-casino located on approximately 51 acres of land on the east side of I-15, the primary thoroughfare between Las Vegas and southern California. The property includes, among other amenities, approximately 37,000 square feet of casino space, 813 hotel rooms, several restaurants, a gift shop, a swimming pool and spa, a banquet center equipped to serve 260 people and parking spaces for approximately 2,100 cars. As of January 31, 1997, 1,090 slot machines and other coin-operated devices and 22 gaming tables (including blackjack ("21"), craps, Caribbean stud poker, and roulette) as well as poker and keno were available to the casino's patrons. The casino has a stage bar with regularly scheduled live entertainment and a casino bar. Gold Strike also offers a children's arcade in order to accommodate the numerous families that visit the property.

    Nevada Landing. Built in 1989 and acquired by the Company in June 1995, Nevada Landing Hotel & Casino is a turn-of-the-century riverboat themed hotel-casino located on approximately 55 acres of land across I-15 from Gold Strike. The property includes approximately 36,000 square feet of casino space, 303 hotel rooms, a 72-seat Chinese restaurant, a full-service coffee shop, an all-you-can-eat buffet, a snack bar, a gift shop, a swimming pool and spa, a 300-guest banquet facility and parking spaces for approximately 1,400 cars. As of January 31, 1997, 1,050 slot machines and other coin-operated devices and 20 gaming tables (including blackjack ("21"), craps, Caribbean stud poker and roulette) as well as keno and a sports book were available to the casino's patrons.

Henderson, Nevada

    Railroad Pass. Railroad Pass Hotel & Casino, which was acquired by the Company in June 1995, is situated on approximately 56 acres along US-93, the direct route between Las Vegas and Phoenix, Arizona. The property includes, among other amenities, approximately 21,000 square feet of casino space, 120 hotel rooms, two bars, two full-service restaurants, an all-you-can-eat buffet, gift shop, swimming pool, a 194-guest banquet facility and parking spaces for approximately 580 cars. As of January 31, 1997, Railroad Pass' casino offered 395 slot machines and 11 gaming tables (including blackjack ( 21 ),craps and roulette) as well as a keno lounge, a sports book and free bingo three days per week. In contrast with the Company's other Nevada properties, Railroad Pass caters to local residents, particularly from Henderson, who often prefer the informal, friendly atmosphere and easy access of Railroad Pass over the casinos on the Las Vegas Strip.

Tunica County, Mississippi

    Circus Circus-Tunica.   Circus Circus-Tunica, which
opened in August 1994, is a dockside casino situated on a 24-acre site along the Mississippi River in Tunica County, Mississippi, approximately three miles west of Mississippi State Highway 61 (a major north/south highway connecting Memphis, Tennessee with Tunica County) and approximately 20 miles south of Memphis. The current facility has a total of approximately 127,000 square feet of space, including approximately 48,000 square feet of casino space. As of January 31, 1997, 1,372 slot machines and other coin-operated devices and 44 gaming tables (including blackjack ("21"), craps, pai gow poker, Caribbean stud poker and roulette) as well as poker were available to the casino's patrons. The current facility also includes a specialty restaurant, a 500-seat buffet, a snack bar, three cocktail lounges and two service bars.

    In late 1996, the Company commenced construction of a hotel tower at Circus Circus-Tunica which will include 1,200 rooms. In addition to the construction of the hotel tower, which is expected to open in December 1997, the existing facilities at Circus Circus-Tunica will be remodeled and rethemed into a more elegant resort which will be operated under the name Gold Strike Casino Resort. The estimated cost of the hotel tower and related improvements is $125 million.

    The Company's Tunica site is a part of a three-casino development covering approximately 72 acres. The other two casinos are owned and operated by unaffiliated third parties. The Company also has an undivided one-half interest in an additional 388 acres of land contiguous to or near each of the three casino sites which may be used for future development.

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

    The Company's current operations at each of its casinos are conducted 24 hours a day, every day of the year. The Company does not consider its business to be highly seasonal, although its operating income is typically somewhat lower in the fourth quarter. Management emphasizes courteous and prompt service to its customers and aspires to a high standard of excellence in all of its operations.

    The Company believes it has been able to maintain high occupancy rates at its hotels, in part, due to the modest prices charged for its rooms and its advertised policy of assisting any customer who cannot be accommodated at its properties in finding similarly priced rooms in nearby hotels and motels. For the years ended January 31, 1997, 1996 and 1995, the combined occupancy rate of the Company s hotels (excluding complimentaries but including nonrefunded prepaid cancellations, and including each hotel acquired by the Company during such three-year period only for the portion of such period commencing with such acquisition) was approximately 93.2%, 93.5% and 95.7%, respectively.

    Circus Circus-Las Vegas and Circus Circus-Reno, which together contributed 24% of the Company's revenues in the year ended January 31, 1997 (and 27% and 29%, respectively, in the years ended January 31, 1996 and 1995), have popular buffets, attractive because of their variety, quality and low price. From a "Big Top" above the casino, both properties offer a variety of circus acts performed free of charge to the public from 11 a.m. to midnight daily. A mezzanine area overlooking each casino has a circus midway with carnival-style games and an arcade that offers a variety of amusements and electronic games. Grand Slam Canyon, an adventuredome, offers additional theme park attractions at Circus Circus-Las Vegas.

    Excalibur, which contributed 23% of the Company's revenues in the year ended January 31, 1997 (and 23% and 25%, respectively, in the years ended January 31, 1996 and 1995), attracts customers in the same manner as the Company's two circus-themed Nevada properties by offering quality rooms, food and entertainment at moderate prices. By way of entertainment, the medieval castle-themed Excalibur offers a medieval village, an amphitheater where mock tournaments and costume drama are presented, dynamic motion theaters, various artisans' booths and medieval games of skill.

    Luxor contributed 17% of the Company's revenues in the year ended January 31, 1997 (and 20% and 24%, respectively, in the years ended January 31, 1996 and 1995). This property, which has been expanded with the addition of 1,950 hotel rooms in two 22-story towers which opened a majority of their rooms in December 1996 and the remainder by February 1997, offers a level of entertainment and hotel accommodations which is designed to attract the higher income segment of the middle-income strata of gaming customers. Designed with an Egyptian theme, Luxor s 30-story pyramid offers its guests a tri-level entertainment area which includes IMAX special-format filmed attractions designed to seemingly transport visitors to extraordinary places of times past, present and future. In addition to the new hotel rooms, the Luxor expansion program includes a new spa, 20,000 square feet of convention space and ultimately will include a new multi-purpose showroom.

    The Colorado Belle and Edgewater together contributed
12% of the Company's revenues in the year ended January 31, 1997 (and 13% and 16%, respectively, in the years ended January 31, 1996 and 1995). Forming the heart of the Laughlin "Strip", the Colorado Belle and the Edgewater combine to offer approximately 2,700 rooms and 108,000 square feet of casino space. The Colorado Belle offers a classic Mississippi riverboat theme, complete with a 60-foot paddle wheel. The Edgewater's southwestern motif provides a relaxing atmosphere to enjoy the property's casino and other facilities. Connected by a scenic walkway, the two resorts form an inviting shoreline along the Colorado River.

    Gold Strike and Nevada Landing, which were acquired on June 1, 1995, together contributed 6% and 4% of the Company's revenues in the years ended January 31, 1997 and 1996, respectively. The two properties are located on opposite sides of I-15, the primary thoroughfare between Las Vegas and southern California, approximately 25 miles south of Las Vegas and 12 miles north of the California/Nevada border. The properties are conveniently located at the only highway interchange within 12 miles in either direction and are strategically positioned to attract visitors from the large number of people traveling to and from Las Vegas.

    Circus Circus-Tunica, the Company's first wholly owned casino outside of Nevada, opened in August 1994 and contributed 4% of the Company's revenues in the year ended January 31, 1997 (and 5% and 3% respectively, in the years ended January 31, 1996 and 1995). The facility, a dockside casino, is part of an integrated three casino development that provides patrons with the opportunity to visit any of the three casinos without driving, a unique experience in the Tunica market. The Company is constructing a 1,200-room hotel tower at Circus Circus-Tunica which currently has no hotel facilities. The existing facilities will also be remodeled and rethemed into a more elegant resort which will be operated under the name Gold Strike Casino Resort. The current expansion program is in response to increased competition in the Tunica market being encountered from three new competitors, including a new facility which is nearer to Memphis, Tennessee (Tunica s principal market) and larger than any previously existing facility in Tunica.

    The Company maintains an active media advertising program through radio, television, billboards and printed publications primarily in Nevada, California and Arizona for its Nevada properties and in the Memphis area for Circus Circus-Tunica. In addition, the Company advertises and allows patrons to make room reservations using the internet. While the Company offers complimentary hotel accommodations, meals and drinks to its customers on an individual basis, no group complimentary arrangements are offered.

Operations

    The primary source of revenues to the Company is its casinos, although the hotels, restaurants, bars, shops, midway games and other entertainment attractions and other services are an important adjunct to the casinos.

    The following table sets forth the contribution to net revenues on a dollar and percentage basis of the Company's major activities for each of the three most recent fiscal years.

                                         Year Ended January 31,
                             1997                 1996                1995
                                          (Dollars in thousands)
Revenues:(1)
  Casino(2) . . . . .  $  655,902  49.2%   $664,772  51.2%    $612,115   52.3%
  Rooms(3). . . . . .     294,241  22.0%    278,807  21.4%     232,346   19.9%
  Food and
   beverage(3). . . .     210,384  15.8%    201,385  15.5%     189,664   16.2%
  Other(3). . . . . .     146,554  11.0%    158,534  12.2%     166,295   14.2%
  Earnings of unconsoli-
   dated affiliates        86,646   6.5%     45,485   3.5%       5,459     .5%
                       $1,393,727 104.5% $1,348,983 103.8%  $1,205,879  103.1%
Less:
  Complimentary
    allowances(3) . .      59,477   4.5%     49,387   3.8%      35,697    3.1%
Net revenues. . . . .  $1,334,250 100.0% $1,299,596 100.0%  $1,170,182  100.0%


(1) Includes operations of Gold Strike, Nevada Landing and Railroad Pass since June 1, 1995 and Hacienda from September 1, 1995 to December 1, 1996.

(2) Casino revenues are the net difference between the sums received as winnings and the sums paid as losses.

(3) Food and beverage, Rooms and Other include the retail value of services which are provided to casino customers and others on a complimentary basis. Such amounts are then deducted as complimentary allowances to arrive at net revenue.



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

    The Company's credit policies are stringent and credit play historically has accounted for an insignificant portion of its gaming activities. Because of the Company's policies, its casino receivables have been significantly less than 1% of its total assets and its annual casino bad debt expense has been less than 2/10 of 1% of casino revenues.

Joint Venture Participations

    The Company is a 50% participant in three joint ventures. They include (i) the Las Vegas Joint Venture, which owns and operates Monte Carlo, a 3,002-room hotel-casino resort on the Las Vegas Strip which opened in June 1996; (ii) the Elgin Joint Venture, which owns and operates a riverboat casino and land-based entertainment complex in Elgin, Illinois; and (iii) the Reno Joint Venture, which owns and operates a hotel-casino in Reno, Nevada. In January 1997, the Company disposed of its one-third interest in a company which operates an interim casino in Windsor, Ontario, Canada.

Las Vegas Joint Venture (50% Participation)

    The Company, through a wholly owned entity (the Circus Participant ), is a 50% participant with an affiliate of Mirage Resorts, Incorporated ( Mirage ) in the Las Vegas Joint Venture, a Nevada general partnership, which owns and operates Monte Carlo, a hotel-casino resort with 3,002 hotel rooms, including 253 suites, situated on approximately 46 acres with approximately 600 feet of frontage on the Las Vegas Strip. Monte Carlo, which opened in June 1996, is situated on a portion of the former "Dunes" golf course between the site where Mirage is constructing Bellagio, a 3,000-room luxury resort which is scheduled to open in the summer of 1998 and will be connected to Monte Carlo by a monorail, and New York-New York, a 2,000-room hotel-casino resort which opened in January 1997. Monte Carlo features a 90,000 square foot casino with a palatial style reminiscent of the Belle Epoque, the French Victorian architecture of the late 19th century. As of January 31, 1997, Monte Carlo s casino had 2,221 slot machines and other coin operated devices and 95 gaming tables (including blackjack ( 21 ), craps, pai gow poker, Caribbean stud poker, roulette and baccarat) as well as keno, bingo and a race and sports book. A recreated Victorian town square features ornate facades, interactive games, high-tech arcade rides and other nongaming recreational activities. Other amenities at Monte Carlo include a 550-seat bingo parlor, three specialty restaurants, a buffet, a coffee shop, a food court, a microbrewery featuring live entertainment and approximately 15,000 square feet of meeting and banquet space. A 1,200-seat replica of a plush vaudeville theater, including a balcony and proscenium arch, features an elaborately staged show of illusions with the world-renowned magician, Lance Burton.

    As of January 31, 1997, the assets of the Las Vegas
Joint Venture were subject to encumbrances securing the repayment of indebtedness in the aggregate principal amount of $184.8 million.

Elgin Joint Venture (50% Participation)

    The Company, through a wholly owned entity, is a 50% participant with an affiliate of Hyatt Development Corporation in the Elgin Joint Venture, an Illinois general partnership which owns and operates The Grand Victoria. The Grand Victoria, a Victorian themed riverboat casino and land-based entertainment complex, opened in October 1994 in Elgin, Illinois, a suburb approximately 40 miles northwest of downtown Chicago. The Grand Victoria, the largest cruising gaming vessel in the United States, offers a Las Vegas-style gaming experience. The two-story vessel is 420 feet in length and 110 feet in width, and provides a maximum 80,000 square feet of gaming space, approximately 36,000 square feet of which was being used at January 31, 1997. As of such date, the casino had 977 slot machines and other coin operated devices and 56 gaming tables (including blackjack ( 21 ), craps, pai gow poker, Caribbean stud poker and roulette). The vessel has a capacity of 1,736 persons and operates on a fixed cruising schedule consisting of eight cruises each Sunday through Thursday and nine cruises each Friday and Saturday. The dimensions of the specially designed riverboat allow The Grand Victoria to maximize the gaming positions permitted under existing Illinois gaming regulations. This feature also allows The Grand Victoria to significantly increase the number of on-board gaming positions and to adapt the vessel to provide for dockside gaming in the event of liberalized gaming regulations in the State of Illinois. An adjacent dockside complex on approximately 12 acres of land overlooking the Fox River contains an approximately 83,000-square-foot pavilion with two movie theaters, a 240-seat buffet, an 80-seat fine dining restaurant, a VIP lounge and a gift shop, in addition to ticketing and registration services for the riverboat. There is surface parking available for approximately 600 vehicles and a parking structure which accommodates approximately 1,400 vehicles. The Grand Victoria is strategically located in Elgin among the residential suburbs of Chicago, with nearby freeway access and direct train service from downtown Chicago. The Grand Victoria is located approximately 20 miles and 40 miles, respectively, from its nearest competitors in Aurora, Illinois and Joliet, Illinois, and holds one of only ten riverboat gaming licenses currently granted state-wide.

    After the Elgin Joint Venture s recovery of its $112 million initial investment in The Grand Victoria (which occurred in June
1996), it became obligated to contribute 20% of its after-tax adjusted net operating income to various local educational, environmental and economic projects benefitting the City of Elgin and Kane County, Illinois.

    The pavilion and parking lot are located on land leased by the Elgin Joint Venture from the City of Elgin for an initial period of ten years, subject to certain renewal and purchase options granted to the Elgin Joint Venture. Under the lease, the Elgin Joint Venture's rent will be equal to the greater of the base rent ($110,000 per year) or 3% of its net operating income. The Elgin Joint Venture may offset certain capital expenditures against this rental obligation. Further, rent is deductible from after-tax adjusted net operating income for purposes of calculating the 20% contribution obligation described above. Until October 1999, the Elgin Joint Venture is also obligated to make certain payments to the City of Elgin to help defray law enforcement costs.

    Under its agreements with the City of Elgin, the Elgin Joint Venture also was granted an option to purchase an additional nine acres of land contiguous to the existing site. For information concerning certain regulatory requirements applicable to the ownership and operation of the Elgin Joint Venture's gaming facilities, see "Regulation and Licensing--Illinois" in this Item 1.

    As of January 31, 1997, the assets of the Elgin Joint
Venture were not subject to any encumbrances securing the repayment of indebtedness.

Reno Joint Venture (50% Participation)

    The Company, through a wholly owned subsidiary, is a 50% participant with Eldorado Limited Liability Company ("Eldorado Limited") in the Reno Joint Venture, a general partnership which owns and operates Silver Legacy, a hotel-casino and entertainment complex situated on two city blocks in downtown Reno, Nevada. The casino and entertainment complex, which opened in July 1995, is located between Circus Circus-Reno and Eldorado Hotel & Casino (the "Eldorado"), which is owned and operated by an affiliate of Eldorado Limited. Silver Legacy's casino and entertainment complex is connected at the mezzanine level with Circus Circus-Reno and the Eldorado by enclosed climate-controlled skyways above the streets between the respective properties. The property's exterior is themed to evoke images of Reno during the period from the 1880's through the 1930's. At the main pedestrian entrances to the casino (located on all four sides of the complex), patrons enter by passing store fronts reminiscent of turn-of-the-century Reno.

    Silver Legacy, which has 1,711 hotel rooms, includes a total of approximately 85,000 square feet of gaming space, a portion of which is on the ground level and the balance of which is on the property s mezzanine level. As of January 31, 1997, Silver Legacy s casino had 2,275 slot machines and other coin operated devices and 89 gaming tables (including blackjack ("21"), craps, pai gow poker, Caribbean stud poker, roulette, mini-baccarat and pai gow). Extending up into a 180-foot diameter dome structure from the center of the casino floor is a 120-foot tall mining rig situated over a replica of a silver mine. A delicatessen, bar and "sidewalk" cafe are located on the ground floor, and a seafood grill, a buffet and a 24-hour coffee shop are located on the casino s mezzanine level. The Silver Legacy s other amenities include a 25,000-square foot special events center, three custom retail shops, a health spa and an outdoor pool and sun deck. The hotel complex also includes a ten-level parking structure with space for approximately 1,800 vehicles.

    As of January 31, 1997, the assets of the Reno Joint
Venture, including Silver Legacy, were subject to encumbrances securing the repayment of indebtedness (including certain indebtedness to the Company) in the principal amount of $242.5 million.

Current Expansion Activities

    Consistent with past practice and the longstanding policy of making substantial investments in its gaming business at regular intervals, the Company continues to actively pursue new projects, either by development or acquisition. New investments may involve the expansion of existing facilities (such as the recently added facilities at Luxor and Circus Circus-Las Vegas) or new properties such as Project Paradise. Projects may be undertaken in Nevada, where all but one of the Company's wholly owned operating properties are currently located, or in other jurisdictions within the United States or abroad where gaming has been legalized. The Company s new investments may be in properties wholly owned and operated by the Company, or may be in properties developed, owned and/or operated through joint ventures involving the Company and one or more other parties.

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

    As with any major construction project, Project Paradise and the Company s Tunica County, Mississippi expansion project involve (and any other major construction project the Company may undertake will involve) many risks, including potential shortages of materials and labor, work stoppages, labor disputes, weather interference, unforeseen engineering, environmental or geological problems and unanticipated cost increases, any of which could give rise to delays or cost overruns. Construction, equipment or staffing problems or difficulties in obtaining any of the requisite licenses, permits, allocations or authorizations from regulatory authorities could increase the cost or delay the construction or opening of the facilities or otherwise affect their design and features. It is possible that the existing budget and construction plans for either project may be changed for competitive or other reasons. Accordingly, there can be no assurance that either of the Company s current construction projects will be completed within the time periods or budgets which are currently contemplated.

Project Paradise

    In the Spring of 1997, the Company commenced construction of Project Paradise, a 42-story, hotel-casino resort which will have approximately 3,800 rooms. The resort, which is expected to be completed in late 1998 or early 1999, will resemble a fictional tropical island and feature as its centerpiece a 10-acre tropical environment that will contain, among other attractions, a surfing beach with six-foot waves and a swim-up shark exhibit. Inside, Project Paradise will offer waterfalls, terraced gardens, mythical statuary and open-air restaurants set amid beautifully crafted environments, including a swan island. The development will also eventually be complimented by a 400-room Four Seasons Hotel that will be connected to the Paradise complex, providing Las Vegas visitors with a luxury hospitality experience. This hotel, which will be owned by the Company and managed by Four Seasons Regent Hotels and Resorts, represents the first step pursuant to the Company s cooperative effort with Four Seasons to identify strategic opportunities for development of hotel and casino properties worldwide. The cost of Project Paradise is currently estimated at approximately $800 million, excluding the land and the Four Seasons Hotel.

    Project Paradise is the latest phase of the Company s development of over 230 acres of land it owns at the south end of the Las Vegas Strip which runs from Tropicana Avenue south approximately one mile to Russell Road. Situated immediately to the south of Luxor at approximately the mid-point of the Masterplan Mile, Project Paradise will eventually be connected by an internal road and transit system with Luxor and Excalibur as well as any other resorts the Company may develop along its Masterplan Mile.

Tunica Expansion Project

    The Company has commenced construction of a hotel tower at Circus Circus-Tunica which will have 1,200 hotel rooms. The Company will also remodel and retheme the existing facilities into a more elegant resort which will be operated under the name Gold Strike Casino Resort. The estimated cost of the hotel tower and the other improvements, which are expected to be completed in December 1997, is $125 million.

Mississippi Gulf Coast

    The Company has announced that it plans to develop a hotel-casino resort on the Mississippi Gulf Coast at the north end of the Bay of St. Louis, near the DeLisle exit on Interstate 10, provided it receives all of the requisite approvals. As planned, the resort will feature 1,500 hotel rooms, and has an estimated cost of $225 million. As presently contemplated, the Company will own 90% of the resort, with a partner contributing the land in exchange for the remaining 10% interest.


Atlantic City

    The Company has entered into an agreement with Mirage to participate in the development of a 150-acre site located in the Marina District of Atlantic City (the Marina District Site ). The agreement provides for the Company to obtain from Mirage a sufficient portion of the Marina District Site for the development of a destination resort and casino with approximately 2,000 hotel rooms. Mirage and the City of Atlantic City have entered into a redevelopment agreement (the Redevelopment Agreement ) providing for the City to convey the Marina District Site to Mirage in exchange for Mirage s agreeing to develop a casino-based destination resort on the site and undertaking certain other obligations, including remediation of environmental contamination and the relocation of City-owned facilities currently located on the site. Closing under the Redevelopment Agreement requires the satisfaction of a number of conditions, including the receipt by Mirage of all requisite licenses, permits, allocations and authorizations, resolution of real estate title issues and the satisfactory conclusion of arrangements among Mirage, the New Jersey Department of Transportation and South Jersey Transportation Authority with respect to the construction and joint funding of certain major road improvements to improve access to the Marina District Site. Selection of a contractor to design and build the road improvements will be determined by public bidding, and construction of the improvements will not proceed unless one or more bids within the available budget are submitted. Accordingly, there can be no assurance as to whether or when Mirage will proceed with a project on the Marina District Site. The Company s participation in the development of a portion of the Marina District Site is dependent on Mirage s proceeding with development of the site. If Mirage proceeds with such development, it will act as master-developer for the entire Marina District Site, but the Company will acquire and own the portion of the site on which its resort will be constructed. The Company s resort will be in an architectural format that conforms to a masterplan and will be connected to Mirage s resort as well as to a joint venture resort to be developed on a portion of the Marina District Site by Boyd Gaming Corporation and Mirage. The Company s ability to proceed with its development of a resort on the Marina District Site is subject, in addition to Mirage s proceeding with development of the site, to the Company s obtaining the requisite gaming and other approvals and licenses in New Jersey, as well as the approval of the gaming authorities of various other jurisdictions. While neither the exact extent of a potential development nor a starting date for construction can be determined at this time, the Company is currently contemplating an investment of $600-$700 million to construct this hotel-casino megaresort.

Competition

    Recognizing that middle class vacationers enjoy gaming, but also vacation with their families, the Company seeks to appeal to this value-oriented market and satisfy the group's diverse entertainment demands by offering exciting entertainment opportunities at reasonable prices. The Company seeks to achieve this objective by offering gaming combined with dramatic entertainment concepts and reasonably priced rooms, reasonably priced food and beverage and prompt, courteous service at its entertainment "megastores", such as the Circus properties in Las Vegas and Reno, Luxor and Excalibur in Las Vegas and the Colorado Belle and Edgewater in Laughlin.

    The Company's largest concentration of properties is in Las
Vegas where, as of January 31, 1997, the Company was the largest hotel-casino operator in terms of total square footage of casino space and number of hotel rooms. The Company s Las Vegas casino and hotel operations, which are conducted from facilities located along the
Las Vegas Strip, currently compete with approximately 28 major hotel-casinos and a number of smaller casinos located on or near the
Las Vegas Strip.   Such operations also compete with casinos located
in downtown Las Vegas, approximately 11 of which offer hotel, food and beverage and entertainment facilities, and several major hotel-casinos located elsewhere in the Las Vegas area. The Company's Las Vegas properties also compete, to a lesser extent, with casino and hotel facilities in other parts of Nevada, including Laughlin, Reno and along I-15 (the principal means of access to Las Vegas from southern California by car) near the California-Nevada state line.

    The casino and hotel capacity continues to increase in the Las Vegas market. During the fiscal year ended January 31, 1997, two major hotel-casinos, including the 3,002-room Monte Carlo in which the Company owns a 50% interest, opened near the south end of the Las Vegas Strip which, together with a third opening at the north end of the Strip and the completion of a number of expansion projects, including the new 1,000-room tower at Circus Circus-Las Vegas and the 1,950-room expansion at Luxor, contributed to a net increase in the number of hotel rooms in the Las Vegas market in fiscal 1997 of approximately 11,000, representing an increase of approximately 12% over the period. The development in Las Vegas in recent years has shifted the focus of the Strip toward its south end, where the Company s two newest Las Vegas properties, Luxor and Excalibur, and the Las Vegas Joint Venture s new property, Monte Carlo, are situated and where the Company is currently developing Project Paradise. Operating income for the year ended January 31, 1997 declined at Circus Circus-Las Vegas, the Company s other large Las Vegas property located at the north end of the Strip, compared with the property s results for the prior fiscal year. Due to significant disruption at Circus Circus-Las Vegas during most of fiscal 1997 caused by the construction, it is difficult to determine the impact, if any, on operations at Circus Circus-Las Vegas of the growth of casino and hotel capacity in Las Vegas or the shift in development toward the south end of the Strip.

    Las Vegas room and casino capacity is expected to continue to increase significantly during the next several years as a result of the opening of several new hotel-casinos, including Project Paradise, and the completion of a number of announced expansion projects at existing properties. While the impact on the Company of the completion and opening of additional hotel and casino capacity currently under construction in Las Vegas, including Project Paradise, cannot be determined at this time, management believes that the Company's Las Vegas operations, on a consolidated basis, have generally benefited from the past growth of hotel and casino capacity in the Las Vegas market when the Company has been a significant contributor to the new capacity, as it will be with respect to the added capacity that will result from the projects currently under construction.

    Excalibur and Luxor, each historically has benefited from walk-in business attributable to the registered guests and casino customers at the other property. During the year ended January 31, 1997, an additional 1,950 rooms were added at Luxor and in March 1997 a new climate-controlled skyway connecting Luxor and Excalibur was placed in service, which should increase the flow of walk-in business each property derives from the registered guest and casino customers of the other property.

    Circus Circus-Reno competes with approximately 13 major casinos (the majority of which offer hotel rooms), including Silver Legacy, a 1,711-room hotel-casino complex which opened in July 1995 and is 50% owned by a wholly owned subsidiary of the Company. Circus Circus-Reno and Silver Legacy also compete with numerous other smaller casinos in the greater Reno area and, to a lesser extent, with casino and hotel facilities in Lake Tahoe and other parts of Nevada. Silver Legacy, situated between Circus Circus-Reno and the Eldorado, is connected to each of such properties at the mezzanine level by enclosed climate-controlled skyways above the streets between the respective properties, thus facilitating the flow of customers within the three properties. Since the opening of Silver Legacy, results at Circus Circus-Reno have been affected as guests staying at Circus Circus-Reno have chosen to visit Silver Legacy during their stay.

    In Laughlin, the Colorado Belle and the Edgewater, which together accounted for approximately 24% of the rooms in Laughlin as of January 31, 1997, compete with eight other Laughlin casinos. They also compete with the hotel-casinos in Las Vegas and those situated on I-15 (the principal highway between Las Vegas and Los Angeles) near the California-Nevada state line, as well as a growing number of casinos on Indian reservations in Laughlin's regional market. While the Colorado Belle and the Edgewater also compete with each other, both properties have maintained occupancy levels of above 85% at their hotels and, because the two properties are situated on adjoining sites, the Company believes that each property benefits from walk-in business attributable to the registered guests and casino customers at the other property. The Company believes the expansion of hotel and casino capacity in Las Vegas over the last several years has had a negative impact on Laughlin area properties, including the Colorado Belle and the Edgewater, by drawing visitors from the Laughlin market, which has resulted in increased competition among Laughlin properties for a reduced number of visitors thus contributing to generally lower revenues and profit margins at Laughlin properties, including the Colorado Belle and the Edgewater.

    The Company s Jean, Nevada properties, Gold Strike and
Nevada Landing, are located on I-15, the primary thoroughfare between Las Vegas and southern California, approximately 25 miles south of Las Vegas and 12 miles north of the California-Nevada border, and are dependent for their customers almost entirely on the large number of people traveling between Las Vegas and southern California. As such, these properties compete with the large concentration of hotel, casino and other entertainment options available in Las Vegas as well as three hotel-casinos clustered at the California-Nevada border which, according to published reports, offer over 2,000 rooms and over 100,000 square feet of casino space as well as restaurants and entertainment facilities.

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

    Circus Circus-Tunica competes with eight other casinos in Tunica County, including Grand Casinos new hotel-casino which opened in June 1996 at Buck Lake, directly north of Tunica, and which is larger in capacity and situated closer to Memphis than any of the other facilities currently in operation in Tunica County. In response to the increased competition in the Tunica market, Circus Circus-Tunica, which currently has no hotel, is being expanded by the addition of a 1,200-room hotel tower. The existing facilities are also being completely rethemed into a more elegant resort under the name Gold Strike Casino Resort. The completion of the hotel tower will give the Gold Strike Casino Resort the largest room base in the Tunica market.

    There is no limit on the number of licenses that may be granted within Mississippi or within any county in Mississippi. The Company believes that Circus Circus-Tunica's principal market is the area within 100 miles of Tunica County. This area includes Memphis, Tennessee, Little Rock, Arkansas and northern Mississippi. Tunica County is currently the closest legalized gaming jurisdiction to Memphis. Because Circus Circus-Tunica is heavily dependent upon the patronage of Memphis residents and upon tourists and other out-of-state gaming customers coming to Tunica from Memphis, the opening of gaming casinos at locations closer to Memphis can have a material adverse effect on Circus Circus-Tunica's operations. In this regard, management believes the opening of the Grand Casino property at Buck Lake, approximately one mile north of Circus Circus-Tunica, was a significant contributor to the decrease in operating results at Circus Circus-Tunica during the prior fiscal year. De Soto County, the northwestern most Mississippi county and the nearest to Memphis, by local referendum in November 1996, voted (as it had in November 1992) against authorizing gaming activities in the county, but could at any time after October 2000 again vote on the question of allowing gaming activities in the county. In addition, the authorization of gaming activities in Arkansas or Tennessee (which currently has a constitutional restriction on gaming activities) could have a material adverse effect on the Company's Tunica County operations.

    Gaming has expanded dramatically in the United States in recent years. This growth has been reflected in various forms including riverboats, dockside gaming facilities, Native American gaming ventures, land-based casinos, state-sponsored lotteries, off-track wagering and card parlors. Since 1990, when there were casinos in only three states (excluding casinos on Native American lands), gaming has spread to a number of additional states and still other states are currently considering the legalization of casino gaming in specific geographic areas within their jurisdictions. Casino gaming is currently conducted by numerous Native American tribes throughout the United States and other Native American tribes are either in the process of establishing or are considering the establishment of gaming at additional locations, including sites in California and Arizona. Other than the aforementioned impact on its Laughlin operations of native American gaming in Laughlin's regional gaming market, the Company does not believe that gaming, as presently conducted in other states, has had a material adverse impact on operations at the properties where it currently conducts its gaming operations. The competitive impact on Nevada gaming establishments, in general, and the Company's operations, in particular, from the continued growth of gaming in jurisdictions outside of Nevada cannot be determined at this time. The Company believes that the expansion of casino gaming in areas close to Nevada, such as California and Arizona, could have an adverse impact on the Company's operations and, depending on the nature, location and extent of such operations, such impact could be material.

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

    The Company's direct and indirect subsidiaries that conduct gaming operations or have an ownership interest in an entity that conducts gaming operations are required to be licensed by the Nevada Gaming Authorities. The Company is registered by the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and has been found suitable to own the stock of Circus Circus Casinos, Inc., Slots-A-Fun, Inc., Edgewater Hotel Corporation, Colorado Belle Corp., New Castle Corp. and Ramparts, Inc., each of which is a corporate gaming licensee under the terms of the Nevada Act ( individually, a "Corporate Licensee" and collectively with the additional corporate subsidiaries referenced hereinbelow, the "Corporate Licensees") that has been licensed to conduct nonrestricted gaming operations at its respective gaming establishment. The Company has also been found suitable to own the stock of M.S.E. Investments, Incorporated ("M.S.E."), Last Chance Investments, Inc. ("LCI"), Goldstrike Investments, Inc. ("GII"), Diamond Gold, Inc. ("DGI"), Oasis Development Company, Inc. ("Oasis") and Galleon, Inc. ("Galleon"), each of which is a Corporate Licensee that has been licensed as a general partner of one or more Nevada general partnerships that have been licensed to conduct nonrestricted or restricted gaming operations at their respective gaming establishments. M.S.E., LCI and GII are each licensed as general partners of Railroad Pass Investment Group, a Nevada general partnership ("Railroad Pass"), Jean Development Company, a Nevada general partnership ("Jean Development"), Jean Development West, a Nevada general partnership ("Jean West"), Gold Strike Fuel Company, a Nevada general partnership ("GSFC") and Jean Fuel Company West, a Nevada general partnership ("Jean Fuel") and Gold Strike L.V., a Nevada general partnership ("GSLV"); DGI is licensed as a general partner of GSLV and Jean West; Oasis is licensed as a general partner of GSFC and Jean Fuel; and Galleon is licensed as a 50% general partner of Circus and Eldorado Joint Venture, a Nevada general partnership ("CEJV") which operates the Silver Legacy and GSLV is licensed as a 50% general partner of Victoria Partners, a Nevada general partnership ("Victoria Partners") which operates Monte Carlo (all such general partnerships individually, a "Partnership Licensee" and collectively, the "Partnership Licensees"). Railroad Pass, Jean Development, Jean West, CEJV and Victoria Partners have each been licensed to conduct nonrestricted gaming operations at their respective gaming establishments and Jean Fuel and GSFC have each been licensed to conduct restricted gaming operations consisting of 15 or fewer slot machines at their respective gaming establishments.

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

    The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On June 19, 1996, the Nevada Commission granted the Company prior approval to make public offerings for a period of one year, subject to certain conditions (the "Shelf Approval"). The Shelf Approval also applies to any affiliated company wholly owned by the Company (an "Affiliate") which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval also includes approval for the Corporate Licensees to guarantee any security issued by, or to hypothecate their assets to secure the payment or performance of any obligations issued by, the Company or an Affiliate in a public offering under the Shelf Registration. However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board and must be renewed annually. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

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

    License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Gaming Subsidiaries' respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of gaming tables operated. A casino entertainment tax is also paid by nonrestricted casino operations where entertainment is furnished in connection with the selling of food or refreshments and merchandise. Nevada licensees that hold a license as an operator of a slot route, or a manufacturer's or distributor's license, also pay certain fees and taxes to the State of Nevada.

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

    The Mississippi Act requires that certificates representing equity securities of the Company bear a legend to the general effect that the securities are subject to the Mississippi Act and regulations of the Mississippi Commission. The Company obtained a waiver of this legend requirement from the Mississippi Commission, however, this waiver may be revoked, modified or suspended by the Mississippi Commission in its discretion at any time. The Mississippi Commission, through the power to regulate licenses, has the power to impose additional restrictions on the Company and on the holders of the Company's securities at any time.

    The Company may not make a public offering of its securities without the prior approval of the Mississippi Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Mississippi, or to retire or extend obligations incurred for such purposes. On January 23, 1997, the Mississippi Commission granted the Company prior approval to make public offerings for a period of one year, subject to certain conditions (the "Shelf Approval"). The Shelf Approval also applies to any affiliated company wholly owned by the Company (an "Affiliate") which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval also included approval for CCMI to guarantee any security issued by, or to hypothecate their assets to secure the payment or performance of any obligations issued by the Company or an affiliate in a public offering under the Shelf Registration. However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Executive Director of the Mississippi Commission and must be renewed annually. The Shelf Approval does not constitute a finding, recommendation or approval by the Mississippi Commission as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

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

    The Company received its Mississippi gaming license on August 18, 1994 and its renewal on July 18, 1996. The gaming license is not transferable and must be renewed every two years. The Mississippi Commission in 1994 enacted an infrastructure development regulation which requires that a Mississippi casino invest 25% of its casino costs in infrastructure facilities. Infrastructure facilities are defined in the regulation to include a hotel with at least 250 rooms, theme park, golf course and other similar facilities. When completed, the planned expansion will meet the infrastructure requirements. Each issuing agency may at any time dissolve, suspend, condition, limit or restrict a license or approval to own equity interests in the Company for any cause deemed reasonable by such agency.

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

    License fees and taxes, computed in various ways depending on the type of gaming involved, are payable to the State of Mississippi and to the county and cities in which the Company conducts operations in Mississippi. Depending upon the particular fee or tax involved, these fees and taxes are payable either weekly or annually and are based upon: (i) the gross gaming revenues received by the casino operation; (ii) the number of slot machines operated by the casino; and (iii) the number of gaming tables operated by the casino. The legal age for gaming in Mississippi is 21.

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

    The Illinois Act requires the owner of a riverboat gaming operation to hold an owner's license issued by the Illinois Board. Each owner's license permits the holder to own up to two riverboats, however, gaming participants are limited to 1,200 for any owner's license. A licensed owner who holds greater than 10% interest on one riverboat operation, may hold up to 10% of a second riverboat gaming operation in Illinois.

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

    If a riverboat captain reasonably determines that either it is unsafe to transport passengers on the waterway due to inclement weather or the riverboat has been rendered temporarily inoperable by unforeseeable mechanical or structural difficulties or river icing, the riverboat shall either not leave the dock or immediately return to it. If a riverboat captain reasonably determines for reasons of safety that although seaworthy, the riverboat should not leave the dock or should return immediately thereto, due to either of the above conditions, a gaming excursion may commence or continue while the gangplank or its equivalent is raised and remains raised, in which event the riverboat is not considered docked. If, due to either of the above conditions, a gaming excursion must commence or continue with the gangplank or its equivalent raised, and the riverboat does not leave the dock, ingress is prohibited until the completion of the excursion.

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

    The Illinois Board requires that a "Key Person" of an owner licensee submit a Personal Disclosure Form and be investigated and approved by the Illinois Board. For a publicly-held Business Entity a "Key Person" is any person directly or indirectly holding a legal or beneficial interest of 5% or more of an applicant or licensee and/or officers, directors, trustees, partners and managing agents of a gaming enterprise, and any person identified by the Board as a person able to control or exercise significant influence over the management or operating policies of a licensee. Furthermore, each applicant for an owner's license or owner licensee must disclose the identity of every person, association, trust or corporation having a greater than 1% direct or indirect pecuniary interest in an owner licensee or in the riverboat gaming operation with respect to which the license is sought. The Illinois Board may also require an applicant or owner licensee to disclose any other principal or investor and require the investigation and approval of such individuals.

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

    An Institutional Investor that individually or jointly with others, cumulatively acquires, directly or indirectly, 5% or more of any class of voting securities of a publicly-traded licensee or a licensee's publicly-traded parent corporation shall, within no less than ten days after acquiring such securities, notify the Administrator of the Board of such ownership and shall provide any additional information as may be required. If an Institutional Investor (as specified above) acquires 10% or more of any class of voting securities of a publicly-traded licensee or a licensee's publicly-traded parent corporation, it shall file an Institutional Investor Disclosure Form within 45 days after acquiring such level of ownership interest.

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

    Applicants for and holders of an owner's license are required to obtain formal approval from the Illinois Board for changes in the following areas: (i) Key Persons; (ii) type of entity; (iii) equity and debt capitalization of the entity; (iv) investors and/or debt holders; (v) source of funds; (vi) applicant's economic development plan; (vii) riverboat capacity or significant design change; (viii) gaming positions, (ix) anticipated economic impact; or
(x) agreements, oral or written, relating to the acquisition or disposition of property (real or personal) of a value greater than $1 million .

    A holder of an owner's license is allowed to make distributions to its stockholders only to the extent that such distribution would not impair the financial viability of the gaming operation. Factors to be considered by the licensee will include but not be limited to the following: (i) cash flow, casino cash and working capital requirements; (ii) debt service requirements obligations and covenants associated with financial instruments; (iii) requirements for repairs and maintenance and capital improvements; and
(iv) employment or economic development requirements of the Act; and
(v) a licensees financial projections.

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

Employees and Labor Relations

    At January 31, 1997, the Company employed approximately
20,000 persons. Approximately 39% of the Company's employees at January 31, 1997 were employed pursuant to the terms of collective bargaining agreements. The contracts with three unions, including the largest union, expire in fiscal 1998. The Company does not anticipate any difficulties in renewing such agreements. Management considers its labor relations to be satisfactory. A work stoppage has not been experienced at a Company-owned property since an industry-wide strike in 1975.

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

Certain Forward Looking Statements

    Certain information included in this Report and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements including information relating to current construction activities, plans for future expansion and other business development activities as well as other capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuation in interest rates), domestic or global economic conditions, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions) and applications for licenses and approvals under applicable laws and regulations (including gaming laws and regulations).

ITEM 2.  PROPERTIES.

    Circus Circus-Las Vegas. The Company owns approximately 69 acres of land with 375 feet of frontage on the Las Vegas Strip and Circus Circus-Las Vegas which is situated on the site. For additional information concerning Circus Circus-Las Vegas, see "Description of the Company's Operating Hotels and Casinos -- Las Vegas, Nevada
-- Circus Circus-Las Vegas" in Item 1 of this Report.

    Luxor and Excalibur. The Company owns a 117-acre parcel on the southwest corner of the intersection of the Las Vegas Strip and Tropicana Avenue, with approximately 2,400 feet of frontage on the Las Vegas Strip and includes, Excalibur, which is situated on the northern portion of the parcel at the intersection of the Las Vegas Strip and Tropicana Avenue, and Luxor, which is situated on such site to the south of Excalibur. For additional information concerning Luxor and Excalibur, see "Description of the Company's Operating Hotels and Casinos -- Las Vegas, Nevada -- Luxor" and -- Excalibur" in Item 1 of this Report.

    Circus Circus-Reno. Circus Circus-Reno is situated on a three-block area in downtown Reno, of which approximately 90% is owned by the Company and the remainder is held under three separate leases, two of which expire in 2032 and 2033, respectively. The Company owns the remaining interest in the parcel subject to the third lease pursuant to which the Company is obligated to pay rent for the lifetime of the landlord. For additional information concerning Circus Circus-Reno, see "Description of the Company's Operating Hotels and Casinos -- Reno, Nevada -- Circus Circus-Reno" in Item 1 of this Report.

    Colorado Belle. The Company owns approximately 22 acres on the bank of the Colorado River in Laughlin, Nevada and the Colorado Belle, which is situated on the site. For additional information concerning the Colorado Belle Hotel and Casino, see "Description of the Company's Operating Hotels and Casinos -- Laughlin, Nevada
-- Colorado Belle" in Item 1 of this Report.

    Edgewater. Adjacent to the site of the Colorado Belle, the Company owns approximately 16 acres on the bank of the Colorado River in Laughlin, Nevada, and the Edgewater Hotel and Casino, which is situated on the site. For additional information concerning the Edgewater Hotel and Casino, see "Description of the Company's Operating Hotels and Casinos -- Laughlin, Nevada -- Edgewater" in Item 1 of this Report.

    Gold Strike. The Company owns approximately 51 acres and the Gold Strike Hotel & Gambling Hall, which is situated on the site, located on the east side of I-15 in Jean, Nevada, approximately 12 miles from the California/Nevada border and 25 miles from Las Vegas. For additional information concerning Gold Strike, see "Description of the Company's Operating Hotels and Casinos - Jean, Nevada -- Gold Strike" in Item 1 of this Report.

    Nevada Landing. The Company owns approximately 55 acres and the Nevada Landing Hotel & Casino, which is situated on the site, located on the west side of I-15 in Jean, Nevada. For additional information concerning Nevada Landing, see "Description of the Company's Operating Hotels and Casinos - Jean, Nevada -- Nevada Landing" in Item 1 of this Report.

    Railroad Pass. The Company owns approximately 56 acres and the Railroad Pass Hotel & Casino, which is situated on the site, located on US-93 in Henderson, Nevada. For additional information concerning Railroad Pass, see "Description of the Company's Operating Hotels and Casino - Henderson, Nevada -- Railroad Pass" in Item 1 of this Report.

    Circus Circus-Tunica. The Company owns approximately 24 acres in Tunica County, Mississippi and Circus Circus-Tunica, which is situated on the site. The Company also owns an undivided 50% interest in an additional 388-acre site adjacent to the Circus Circus-Tunica site which is owned jointly with another unaffiliated gaming company. For additional information concerning Circus Circus-Tunica, see "Description of the Company's Operating Hotels and Casinos -- Tunica County, Mississippi -- Circus Circus-Tunica" in Item 1 of this Report.

    Other Real Property

    Slots-A-Fun is situated on a 30,000-square-foot parcel owned by the Company and has approximately 100 feet of frontage on the Las Vegas Strip.

    The Company operates the Silver City Casino in Las Vegas under a lease which expires in October 1999. The Company currently pays a base rent of $129,982 per month. The base rent is subject to annual increases, calculated by using a specified index with a cap based on a specified percentage of annual revenues. Under the terms of the lease, the landlord or the landlord's assignee is entitled to participate in the profits to the extent of 50% of defined income from the operation of the Silver City Casino. There was no profit participation rent due for the years ended January 31, 1995, 1996 or 1997.

    The Company owns approximately 47 acres formerly the site of the Hacienda Hotel and Casino which was imploded on December 31, 1996 to make way for the construction of Project Paradise which is currently being built on the site. For additional information concerning Project Paradise, see Current Expansion Activities in
Item 1.

    The Company owns approximately 73 acres of unimproved land located immediately south of the aforementioned 47-acre site and approximately 15 acres of land on the Las Vegas Strip across from Luxor which from time to time is utilized as a parking lot for employees at Luxor and Excalibur.

    The Company owns 60 acres of land in Jean, Nevada to the north of Gold Strike and approximately 89 acres of land in Sloan, Nevada off of I-15. Sloan is located between Jean and Las Vegas.

    Reference is made to Current Expansion Activities for a discussion of the Company s agreement with Mirage Resorts Incorporated relating to the Company s possible acquisition of unimproved land in Atlantic City, New Jersey and the development of a hotel and casino on a portion of such site. The Company also owns or leases, or has options and/or agreements to purchase or lease, certain other improved and unimproved properties which are not deemed to be material to the Company.

    As of January 31, 1997, the aforementioned properties owned by the Company were not subject to any encumbrances securing the repayment of indebtedness.

    Joint Venture Interests. The Company, either directly or through wholly owned subsidiaries, owns (i) a 50% interest in the Las Vegas Joint Venture, which owns and operates Monte Carlo, a 3,002-room hotel-casino complex which opened in June 1996: (ii) a 50% interest in the Elgin Joint Venture, which owns and operates The Grand Victoria, a riverboat casino and land-based entertainment complex in Elgin, Illinois; and (iii) a 50% interest in the Reno Joint Venture, which owns and operates Silver Legacy, a 1,711-room hotel-casino in Reno, Nevada. Reference is made to the information appearing under the caption Joint Venture Participations in Item 1 of this Report concerning the properties owned and operated by the aforementioned joint venture entities, which information is hereby incorporated in this Item 2 by this reference.

ITEM 3.  LEGAL PROCEEDINGS.

    On April 26, 1994, a lawsuit requesting class certification, was filed in the United States District Court for the Middle District of Florida against 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company.
On May 10, 1994, a lawsuit requesting class certification alleging substantially identical claims was filed by another plaintiff in the same court against 48 defendants, including the Company. The two lawsuits were consolidated into a single action and transferred to the United States District Court for the District of Nevada (the Court ). On September 26, 1995, a lawsuit requesting class certification alleging substantially identical claims was filed by a third plaintiff in the Court against 45 defendants, including the Company. On February 14, 1997, the three plaintiffs filed a consolidated amended complaint in the Court. The complaints allege that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce persons to play video poker and electronic slot machines based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win. The complaint alleges violations of the Racketeer Influenced and Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seeks unspecified compensatory and punitive damages. The Company and other defendants have moved to dismiss the complaint for failure to state a claim. It is anticipated that there will be no ruling on the Company s motion to dismiss until the summer of 1997. Management believes that the claims against the Company are without merit and intends to defend the case vigorously.

    An amended complaint in a purported class action lawsuit was filed on August 23, 1995 in the United States District Court for the District of New Jersey, Camden Division, against 79 named defendants, including the Company and other casino operators. The complaint, filed on behalf of Thomas Hyland and other persons similarly situated, alleged that the defendants had engaged in a course of conduct involving conspiracy among casinos in the United States to refuse to deal to skilled blackjack players who are capable of winning money at the casinos blackjack tables in violation of various statutory provisions including the Sherman Act, the Fair Credit Reporting Act and various state antitrust and consumer fraud laws. The complaint, which also asserted causes of action under state tort and contract laws and sought recovery of compensatory and exemplary damages, was dismissed and the time permitted to appeal such decision has expired.

    The Company is a defendant in various other pending law suits. In management's opinion, the ultimate outcome of such law suits will not have a material adverse effect on the results of operations or the financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended January 31, 1997.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

    Price Range of Common Stock.  The Company's Common
Stock is listed on the New York Stock Exchange and on the Pacific Stock Exchange and traded under the symbol CIR. The following table sets forth, for the fiscal quarters shown, the low and high sale prices for the Common Stock on the New York Stock Exchange Composite Tape.

Fiscal 1997                         Low      High

First Quarter......................$30.00   $37.88
Second Quarter.....................$29.88   $44.38
Third Quarter......................$30.13   $35.88
Fourth Quarter.....................$32.25   $37.25

Fiscal 1996                         Low      High

First Quarter......................$24.38   $33.50
Second Quarter.....................$29.25   $36.13
Third Quarter......................$24.75   $33.63
Fourth Quarter.....................$25.25   $31.88

On April 18, 1997 there were 4,180 holders of record of the Common Stock of the Company.

    Dividend Policy. The Company does not currently pay a cash dividend, nor is one contemplated in the foreseeable future. The Company believes that currently its stockholders are best served by a policy of reinvestment in new high-return projects. The Company has a policy of periodic share repurchase, as cash flows, borrowing capacity and market conditions warrant.



ITEM 6.  SELECTED FINANCIAL DATA.

                                          Year ended January 31,
(amounts in thousands,
 except share data)         1997      1996        1995       1994      1993

Operating Results(1):
Revenues(2)             $1,334,250 $1,299,596  $1,170,182   $963,470  $850,941
Operating profit
 before corporate
 expense (3)               307,175    328,422     280,792    234,311   220,435
Pretax income              163,863    205,759     214,490    182,608   183,313
Net income before
 nonrecurring
 items(3)                  135,774    161,645     138,244    126,918   120,983
Net income                 100,733    128,898     136,286    116,189   117,322
Earnings per share
 before nonrecurring
 items (3)(4)           $     1.33      $1.66       $1.61      $1.46     $1.41
Earnings per share(4)   $      .99      $1.33       $1.59      $1.34     $1.37

Balance Sheet Data:
Total assets            $2,729,111 $2,213,503  $1,512,548 $1,297,924  $950,458
Long-term debt           1,405,897    715,214     632,652    567,345   308,092
Stockholders' equity       971,791  1,226,812     686,124    559,950   490,009


(1) Gold Strike, Nevada Landing and Railroad Pass were acquired on June 1, 1995. The Hacienda was acquired on September 1, 1995 and closed on December 1, 1996. Circus Circus-Tunica opened in August 1994. Luxor opened in October 1993.

(2)   Revenues are net of complimentary allowances.

(3) These amounts are before extraordinary items and one-time charges in fiscal year 1997 for the write-off of certain assets of $48,309 and Monte Carlo preopening expenses of $5,614; in fiscal 1996 for the write-off of certain assets of $45,148 and Silver Legacy preopening expenses of $5,232; in fiscal 1995 for Circus Circus-Tunica preopening expenses of $3,012; and in fiscal 1994 for Luxor and Grand Slam Canyon preopening expenses of $16,506. In fiscal 1993, the Company experienced an extraordinary loss of $3,661, net of income tax benefit of $1,885, on the early retirement of $100,000 principal amount of the Company's 10-1/8% Senior Subordinated Notes.

(4) Earnings per share are based on shares outstanding adjusted for a three-for-two stock split effective July 9, 1993.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.

 Incorporated herein by reference are pages 25 through 37 of the Company's Annual Report to Stockholders for the fiscal year ended January 31, 1997 (the "1997 Annual Report"), which pages are included as part of Exhibit 13 to this Report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

 Incorporated herein by reference are pages 38 through 54 of the 1997 Annual Report which pages are included as part of
Exhibit 13 to this Report.

           SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Year Ended January 31, 1997
(in thousands, except per share amounts)

                                    1st       2nd       3rd       4th
                             Quarter   Quarter   Quarter   Quarter    Total
Revenue                     $352,885  $338,806  $337,990  $304,569 $1,334,250
Income from operations        81,297    24,650    71,185    45,037    222,169
Income before income tax      69,385    12,881    55,659    25,938    163,863
Net income                    43,472     7,309    34,813    15,139    100,733
Earnings per share          $    .42  $    .07  $    .34  $    .16 $      .99

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

                                 PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

 The information beginning immediately following the caption "Election of Directors" to, but not including, the caption "Management Remuneration" in the Company's Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year ended January 31, 1997 and forwarded to stockholders prior to the Company's 1997 Annual Meeting of Stockholders (the "1997 Proxy Statement"), is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION.

 The information in the 1997 Proxy Statement beginning immediately following the caption "Management Remuneration" to, but not including, the caption "Report of the Compensation
Committee on Executive Compensation", is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.

 The information in the 1997 Proxy Statement beginning immediately following the caption "Security Ownership of Certain
Beneficial Owners and Management" to, but not including, the caption "Election of Directors", is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

 The information in the 1997 Proxy Statement beginning immediately following the caption "Certain Transactions" to, but not including, the caption "Approval of Amendments to the Company's 1989 and 1993 Stock Option Plans and 1991 Stock
Incentive Plan" and the additional information in the 1997 Proxy
Statement beginning immediately following the caption
"Compensation Committee Interlocks and Insider Participation" to, but not including, the caption "Comparative Stock Price
Performance Graph", is incorporated herein by reference.


                                  PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K.

 (a)(1)    Consolidated Financial Statements:

CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES             Page

Consolidated Balance Sheets as of January 31, 1997 and
1996...................................................  *

Consolidated Statements of Income for the three years
ended January 31, 1997.................................  *

Consolidated Statements of Cash Flows for the three
years ended January 31, 1997...........................  *

Consolidated Statements of Stockholders' Equity for
the three years ended January 31, 1997.................  *

Notes to Consolidated Financial Statements.............  *

Report of Independent Public Accountants...............  *

 (a)(2)    Supplemental Financial Statement Schedules:

 None.


* Refers to page of the Annual Report to Shareholders for the year ended January 31, 1997, a copy of the incorporated portions of which are included as Exhibit 13 to this Report.

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

3(ii).     Restated Bylaws of the Company dated November 30, 1996.

4(a). Rights Agreement dated as of July 14, 1994, between the
      Company and First Chicago Trust Company of New York.
      (Incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated August 15,
      1994.)

4(b). Amendment to Rights Agreement effective as of April 16,
      1996, between the Company and First Chicago Trust Company of New York. (Incorporated by reference to Exhibit 4(a) to the Company s Quarterly Report on
      Form 10-Q for the quarterly period ended July 31, 1996.)

4(c). $1.5 Billion Loan Agreement, dated as of January 29,
      1996, by and among the Company, the Banks named therein and Bank of America National Trust and Savings Association, as administrative agent for the Banks, and related Subsidiary Guaranty dated as of January 29, 1996, of the Company's subsidiaries named therein. (Incorporated by reference to Exhibit 4(a) to the Company's Current Report on Form 8-K dated January 29, 1996.)

4(d). Amendment No. 1 to the $1.5 Billion Loan Agreement, by and among the Company, the Banks named therein and Bank of America National Trust and Savings Association, as administrative agent for the Banks. (Incorporated by reference to Exhibit 4(c) to the Company s Annual Report on Form 10-K for the fiscal year ended
      January 31, 1996.)

4(e). Amendment No. 2 to the $1.5 Billion Loan Agreement, by and among the Company, the Banks named therein and Bank of America National Trust and Savings Association, as administrative agent for the Banks. (Incorporated by reference to Exhibit 4(a) to the Company s Quarterly Report on Form 10-Q for the period ended October 31, 1996.)

4(f). Amendment No. 3 to the $1.5 Billion Loan Agreement, by and among the Company, the Banks named therein and Bank of America National Trust and Savings Association, as administrative agent for the Banks. (Incorporated by reference to Exhibit 4(b) to the Company s Quarterly Report on Form 10-Q for the period ended October 31, 1996.)

4(g). Amendment No. 4 to the $1.5 Billion Loan Agreement, by and among the Company, the Banks named therein and Wells Fargo Bank, N.A., as administrative agent.


4(h). Rate Swap Master Agreement, dated as of October 24,
      1986, and Rate Swap Supplements One through Four. (Incorporated by reference to Exhibit 4(j) to the Company's Current Report on Form 8-K dated December 29, 1986.)

4(i). Interest Rate Swap Agreement, dated as of October 20,
      1989, by and between the Company and Salomon Brothers
      Holding Company Inc. (Incorporated by reference to
      Exhibit 4(q) to the Company's Annual Report on Form
      10-K for the fiscal year ended January 31, 1990.)

4(j). Indenture by and between the Company and First
      Interstate Bank of Nevada, N.A., as Trustee with respect to the Company's 10-5/8% Senior Subordinated
      Notes due 1997. (Incorporated by reference to Exhibit
      4(a) to the Company's Registration Statement (No. 33-
      34439) on Form S-3.)

4(k). Indenture by and between the Company and First
      Interstate Bank of Nevada, N.A., as Trustee with respect to the Company's 6-3/4% Senior Subordinated
      Notes due 2003 and its 7-5/8% Senior Subordinated
      Debentures due 2013. (Incorporated by reference to Exhibit 4(a) to the Company's Current Report on Form
      8-K dated July 21, 1993.)

4(l). Indenture, dated February 1, 1996, by and between the Company and First Interstate Bank of Nevada, N.A., as
      Trustee. (Incorporated by reference to Exhibit 4(b) to the Company's Current Report on Form 8-K dated
      January 29, 1996.)

4(m). Supplemental Indenture, dated February 1, 1996, by and between the Company and First Interstate Bank of Nevada, N.A., as Trustee, with respect to the Company's 6.45% Senior Notes due February 1, 2006. (Incorporated by reference to Exhibit 4(c) to the Company's Current Report on Form 8-K dated January 29, 1996.)

4(n). 6.45% Senior Notes due February 1, 2006 in the principal amount of $200,000,000. (Incorporated by reference to Exhibit 4(d) to the Company's Current
      Report on Form 8-K dated January 29, 1996.)

4(o). Supplemental Indenture, dated as of November 15, 1996, to an indenture dated February 1, 1996, by and between the Company and Wells Fargo Bank (Colorado), N.A., as Trustee, with respect to the Company s 6.70% Senior Notes due November 15, 2096. (Incorporated by reference to Exhibit 4(c) to the Company s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1996.)

4(p). 6.70% Senior Notes due February 15, 2096 in the principal amount of $150,000,000. (Incorporated by reference to Exhibit 4(d) to the Company's Quarterly
      Report on Form 10-Q for the quarterly period ended
      October 31, 1996.)

4(q). Indenture, dated November 15, 1996, by and between the Company and Wells Fargo Bank (Colorado), N.A., as Trustee. (Incorporated by reference to Exhibit 4(e) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1996.)

4(r). Supplemental Indenture, dated as of November 15, 1996, to an indenture dated November 15, 1996, by and between the Company and Wells Fargo Bank (Colorado), N.A., as Trustee, with respect to the Company s 7.0% Senior Notes due November 15, 2036. (Incorporated by reference to Exhibit 4(f) to the Company s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1996.)

4(s). 7.0% Senior Notes due February 15, 2036, in the principal amount of $150,000,000. (Incorporated by reference to Exhibit 4(g) to the Company s Quarterly
      Report on Form 10-Q for the quarterly period ended
      October 31, 1996.)

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

10(d).*    Amended and Restated 1989 Stock Option Plan of the
           Company, dated April 25, 1997.

10(e).*    Stock Purchase Warrant Plan.   (Incorporated by
           reference to Exhibit 4(a) to the Company's Registration Statement (No. 33-29014) on Form S-8.)

10(f).*    Amended and Restated 1991 Stock Incentive Plan of the
           Company, dated April 25, 1997.

10(g).*    Amended and Restated 1993 Stock Option Plan of the
           Company, dated April 25, 1997.

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

10(w). Amended and Restated Credit Agreement, dated as of September 9, 1996, by and among Circus and Eldorado Joint Venture, the Banks named therein and Wells Fargo Bank, N.A., as Arranger and Administrative Agent, and the related Note, Amended and Restated Make-Well Agreement, Amended and Restated Deed of Trust and Subordination and Debt Put Agreement. (Incorporated by reference to Exhibit 10(b)to the Company's Quarterly Report on Form 10-Q for the quarterly period ended
         July 31, 1996.)

10(x).   Amendment No.1 to the Amended and Restated Credit
         Agreement of Circus and Eldorado Joint Venture, dated
         April 4, 1997 and related Amendment No. 1 to the
         Amended and Restated Deed of Trust.

10(y). Purchase and Sale Agreement, dated January 10, 1995, by and between Hacienda Hotel, Inc. and William G. Bennett of the Hacienda Hotel and Casino, and the related Assignment and Consent to Assignment to the Company, dated March 5, 1995. (Incorporated by reference to Exhibit 10(dd) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1995.)

10(z). Agreement and Plan of Merger, dated March 19, 1995, by and among the Company and M.S.E. Investments, Incorporated, Last Chance Investments, Incorporated, Gold Strike Investments, Incorporated, Diamond Gold, Inc., Gold Strike Aviation, Incorporated, Gold Strike Finance Company, Inc., Oasis Development Company, Inc., Michael S. Ensign, William A. Richardson, David R. Belding, Peter A. Simon II and Robert J. Verchota. (Incorporated by reference to Exhibit 10(ee) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1995.)

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

10(bb). Exchange Agreement, dated March 19, 1995, by and among the Company and New Way, Inc., a wholly owned subsidiary of the Company, Glenn W. Schaeffer, Gregg H. Solomon, Antonio C. Alamo, Anthony Korfman and William Ensign. (Incorporated by reference to Exhibit 10(ff) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1995.)

10(cc). First Amendment to Exchange Agreement, dated May 30, 1995, by and among the Company and New Way, Inc., a wholly owned subsidiary of the Registrant, Glenn W. Schaeffer, Gregg H. Solomon, Antonio C. Alamo, Anthony Korfman and William Ensign. (Incorporated by reference to Exhibit 10(d) to the Company's Current Report on Form 8-K dated June 1, 1995.)

10(dd). Registration Rights Agreement, dated as of June 1, 1995, by and among the Company and Michael S. Ensign, William A. Richardson, David R. Belding, Peter A. Simon II, Glenn W. Schaeffer, Gregg H. Solomon, Antonio C. Alamo, Anthony Korfman, William Ensign and Robert J. Verchota. (Incorporated by reference to Exhibit 99.5 of the Schedule 13D of Michael S. Ensign, relating to the Company's Common Stock, filed on June 12, 1995.)

10(ee). Standstill Agreement, dated as of June 1, 1995, by and among the Company and Michael S. Ensign, William A. Richardson, David R. Belding, Peter A. Simon II and Glenn W. Schaeffer. (Incorporated by reference to
         Exhibit 99.4 of the Schedule 13D of Michael S. Ensign, relating to the Company's Common Stock, filed on June 12, 1995.)

10(ff). Amendment No. 1 to Standstill Agreement, effective April 16, 1996, by and among the Company and Michael S. Ensign, William A. Richardson, David R. Belding, Peter
         A. Simon II and Glenn W. Schaeffer. (Incorporated by reference to Exhibit 99.7 of Amendment No. 2 to the
         Schedule 13D of Michael S. Ensign, relating to the Company s Common Stock, filed on September 5, 1996.)

10(gg).* Executive Officer Annual Bonus Plan. (Incorporated by reference to Exhibit 10(hh) to the Company's Annual
         Report on Form 10-K for the fiscal year ended January
         31, 1995.)

10(hh).* Employment Agreement dated June 1, 1995, by and between the Company and Clyde Turner. (Incorporated by reference to Exhibit 10(i) to the Company's Current
         Report on Form 8-K dated June 1, 1995.)

10(ii).* Employment Agreement dated June 1, 1995, by and between the Company and Michael S. Ensign. (Incorporated by reference to Exhibit 99.3 of the Schedule 13D of Michael S. Ensign, relating to the Company's Common
         Stock, filed on June 12, 1995.)

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

10(ll).* Employment Agreement dated June 1, 1995, by and between the Company and Mike H. Sloan. (Incorporated by reference to Exhibit 10(m) to the Company's Current
              Report on Form 8-K dated June 1, 1995.)

10(mm).* Employment Agreement dated June 1, 1995, by and between the Company and Kurt D. Sullivan. (Incorporated by reference to Exhibit 10(n) to the Company's Current
         Report on Form 8-K dated June 1, 1995.)

10(nn).* Employment Agreement dated June 1, 1995, by and between the Company and Antonio C. Alamo. (Incorporated by reference to Exhibit 10(oo) to the Company s Annual
         Report on Form 10-K for the fiscal year ended
         January 31, 1996.)

10(oo).* Employment Agreement dated June 1, 1995, by and between the Company and Gregg H. Solomon. (Incorporated by reference to Exhibit 10(pp) to the Company s Annual
         Report on Form 10-K for the fiscal year ended
         January 31, 1996.)

10(pp).* Employment Agreement dated June 1, 1995, by and between the Company and Daniel N. Copp. (Incorporated by reference to Exhibit 10(qq) to the Company s Annual
              Report on Form 10-K for the fiscal year ended
              January 31, 1996.)

10(qq).* Agreement dated April 15, 1996, by and between the Company and Daniel N. Copp. (Incorporated by reference to Exhibit 10(rr) to the Company s Annual Report on Form 10-K for the fiscal year ended January 31, 1996.)

10(rr). Joint Venture Agreement, dated as of December 18, 1992, between Nevada Landing Partnership and RBG, L.P.
         (Incorporated by reference to Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1995.)

10(ss).  Amendment dated July 15, 1993 to the Joint Venture
         Agreement between Nevada Landing Partnership and RBG,
         L.P. (Incorporated by reference to Exhibit 10(h) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1995.)

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

10(vv). Amendment dated February 28, 1996 to the Joint Venture Agreement between Nevada Landing Partnership and RBG, L.P. (Incorporated by reference to Exhibit 10(ww) to the Company s Annual Report on Form 10-K for the fiscal year ended January 31, 1996.)

10(ww).  Reducing Revolving Loan Agreement, dated as of
         December 21, 1994, among Victoria Partners, each bank party thereto, The Long-Term Credit Bank of Japan, Ltd., Los Angeles Agency, and Societe Generale, as Co-agents, and Bank of America National Trust and Savings Association, as Administrative Agent (without Schedules or Exhibits) (the "Victoria Partners Loan Agreement"). (Incorporated by reference to Exhibit 99.2 to Amendment No. 1 on Form 8-K/A to the Current Report on Form 8-K dated December 9, 1994 of Mirage Resorts, Incorporated. Commission File No. 1-6697.) (Incorporated by reference to Exhibit 10 (ww) to the Company s Annual Report on Form 10-K for the fiscal year ended
         January 31, 1996.)

10(xx). Amendment No. 1 to the Victoria Partners Loan Agreement, dated as of January 31, 1995. (Incorporated by reference to Exhibit 10(uu) to the Annual Report on Form 10-K for the year ended December 31, 1994 of Mirage Resorts Incorporated. Commission File No. 1-6697.)

10(yy). Amendment No. 2 to the Victoria Partners Loan Agreement, dated as of June 30, 1995. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 of Mirage Resorts, Incorporated. Commission File No. 1-6697.)

10(zz). Amendment No. 3 to the Victoria Partners Loan Agreement, dated as of July 28, 1995. (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 of Mirage Resorts, Incorporated. Commission File No. 1-6697.)

10(aaa). Amendment No. 4 to the Victoria Partners Loan
         Agreement, dated as of October 16, 1995. (Incorporated by reference to Exhibit 10(a) to the Company's
         Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1995.)

10(bbb). Amendment No. 5 to the Victoria Partners Loan Agreement dated as of August 1, 1996. (Incorporated by reference to Exhibit 10(a) to the Company s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1996.)

10(ccc). Amendment No.6 to the Victoria Partners Loan Agreement, dated as of April 12, 1997.

10(ddd). Joint Venture Agreement, dated as of December 9, 1994, between MRGS Corp. and Gold Strike L.V. (without Exhibit) (the "Victoria Partners Venture Agreement"). (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated December 9, 1994 of Mirage Resorts, Incorporated. Commission File No. 1-6697.)

10(eee). Amendment No. 1 to the Victoria Partners Venture
         Agreement dated as of April 17, 1995. (Incorporated by reference to Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995 of Mirage Resorts, Incorporated. Commission File No. 1-6697.)

10(fff). Amendment No. 2 to the Victoria Partners Venture
         Agreement dated as of September 25, 1995.
         (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995 of Mirage Resorts
         Incorporated.  Commission File No. 1-6697.)

10(ggg). Amendment No. 3 to the Victoria Partners Venture
         Agreement dated as of February 28, 1996. (Incorporated by reference to Exhibit 10(fff) to the Company s Annual
         Report on Form 10-K for the fiscal year ended
         January 31, 1996.)

10(hhh). Amendment No. 4 to the Victoria Partners Venture
         Agreement dated as of May 29, 1996. (Incorporated by reference to Exhibit 10(b) to the Company s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1996.)

10(iii). Consulting Agreement, dated June 1, 1995, between
         Circus Circus Casinos, Inc. (a subsidiary of the Company) and Lakeview Company. (Incorporated by reference to Exhibit 10(ggg) to the Company s Annual Report on Form 10-K for the fiscal year ended January 31, 1996.)

10(jjj). Agreement, dated May 30, 1996, with Mirage Resorts,
         Incorporated regarding the development of certain property in Atlantic City, New Jersey. (Incorporated by reference to Exhibit 10(a) to the Company s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1996.)

10(kkk). Stock Transfer Agreement, dated January 23, 1997, by and between the Company, Windsor Casino Limited, Windsor Casino Supplies Limited and Windsor Casino Financial Limited and Caesars World, Inc., Conrad International Investment Corporation and Hilton Hotels Corporation.

10(lll).*     Description of Consulting Plan adopted June 21, 1996.

13. Portions of the Annual Report to Stockholders for the Year Ended January 31, 1997 specifically incorporated by reference as part of this Report.

21.      Subsidiaries of the Company.

23.      Consent of Arthur Andersen LLP.  (See page 57.)

27.      Financial Data Schedule for the year ended January 31,
         1997 as required under EDGAR.

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

    (b)  During the fourth quarter of the fiscal year ended
January 31, 1997, the Company filed no Current Report on Form
8-K.

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

                                 CIRCUS CIRCUS ENTERPRISES, INC.

Dated:  April 30, 1997           By: Clyde T. Turner
                                     Clyde T. Turner, Chairman
                                     of the Board

  Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                   Title                Date

Clyde T. Turner          Chairman of the Board    April 30, 1997
Clyde T. Turner            and Chief Executive
                         Officer (Principal
                         Executive Officer)

Michael S. Ensign        Vice Chairman of the          April 30, 1997
Michael S. Ensign     Board and Chief Operating
                         Officer


William A. Richardson    Executive Vice President      April 30, 1997
William A. Richardson      and Director


Glenn Schaeffer          President, Chief            April 30, 1997
Glenn Schaeffer          Financial Officer,
                         Treasurer and Director
                         (Principal Financial
                         Officer)

Les Martin               Controller (Principal       April 30, 1997
Les Martin               Accounting Officer)


Richard P. Banis         Director                    April 30, 1997
Richard P. Banis


Arthur H. Bilger         Director                    April 30, 1997
Arthur H. Bilger


Richard A. Etter         Director                    April 30, 1997
Richard A. Etter


Michael D. McKee         Director                    April 30, 1997
Michael D. McKee


                                                      Exhibit 23


                 CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

    As independent public accountants, we hereby consent to the incorporation of our report dated February 26, 1997 included (or incorporated by reference) in Circus Circus Enterprises, Inc.'s Annual Report on Form 10-K for the year ended January 31, 1997, into the Company's previously filed Form S-8 Registration Statements File Nos. 2-91950, 2-93578, 33-18278, 33-29014, 33-
39215, 33-56420 and 33-53303 and to the Company's previously filed Form S-3 Registration Statements File Nos. 33-65359 and 333-16327.


                                  ARTHUR ANDERSEN LLP


Las Vegas, Nevada
April 29, 1997




                            INDEX TO EXHIBITS
                                 FORM 10-K
                             Fiscal Year Ended
                             January 31, 1997
Exhibit
Number

3(ii).   Restated Bylaws of the Company dated November 30, 1996.

4(g). Amendment No. 4 to the $1.5 Billion Loan Agreement, by and among the Company, the Banks named therein and Wells Fargo Bank, N.A., as administrative agent.

10(d).*  Amended and Restated 1989 Stock Option Plan of the
         Company, dated April 25, 1997.

10(f).*  Amended and Restated 1991 Stock Incentive Plan of the
         Company, dated April 25, 1997.

10(g).*  Amended and Restated 1993 Stock Option Plan of the
         Company, dated April 25, 1997.

10(x).   Amendment No.1 to the Amended and Restated Credit
         Agreement of Circus and Eldorado Joint Venture, dated
         April 4, 1997 and related Amendment No. 1 to the
         Amended and Restated Deed of Trust.

10(ccc). Amendment No.6 to the Victoria Partners Loan Agreement, dated as of April 12, 1997.

10(kkk). Stock Transfer Agreement, dated January 23, 1997, by and between the Company, Windsor Casino Limited, Windsor Casino Supplies Limited and Windsor Casino Financial Limited and Caesars World, Inc., Conrad International Investment Corporation and Hilton Hotels Corporation.

10(lll).*     Description of Consulting Plan adopted June 21, 1996.

13. Portions of the Annual Report to Stockholders for the Year Ended January 31, 1997 specifically incorporated by reference as part of this Report.

21.      Subsidiaries of the Company.

23.      Consent of Arthur Andersen LLP.

27.      Financial Data Schedule for the year ended January 31,
         1997 as required under EDGAR.