Form 10-Q
period 1997-04-30
CIRCUS CIRCUS ENTERPRISES INC
filed 1997-06-16
CIK 725549

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

                              FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      April 30, 1997

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

            Class                     Outstanding at May 31, 1997
Common Stock, $.01-2/3 par value                 95,051,783 shares


           CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

                               Form 10-Q

                                INDEX
                                                             Page No.

Part I. FINANCIAL INFORMATION

     Item 1.  Financial Statements:

              Condensed Consolidated Balance Sheets at
              April 30, 1997 (Unaudited) and January 31,
              1997..........................................      3-4

              Condensed Consolidated Statements of Income
              (Unaudited) for the Three Months Ended April 30,
              1997 and 1996.................................        5

              Condensed Consolidated Statements of Cash
              Flows (Unaudited) for the Three Months Ended
              April 30, 1997 and 1996.......................       6-7

              Notes to Condensed Consolidated Financial
              Statements (Unaudited)........................      8-18

     Item 2.  Management's Discussion and Analysis of Fi-
              nancial Condition and Results of Operations...     19-26

Part II. OTHER INFORMATION                                          27



Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                  ASSETS
                                                April 30,     January 31,
                                                  1997           1997
                                               (Unaudited)
CURRENT ASSETS:

   Cash and cash equivalents................     $ 66,051     $ 69,516

   Receivables..............................       21,736       34,434

   Inventories..............................       18,875       19,371

   Prepaid expenses and other...............       27,147       28,528

        Total current assets................      133,809      151,849

PROPERTY, EQUIPMENT AND LEASEHOLD INTERESTS,
   at cost, less accumulated depreciation
   and amortization of $553,587 and $526,902
   respectively.............................    2,016,945    1,920,032

EXCESS OF PURCHASE PRICE OVER FAIR MARKET
   value of net assets acquired, net........      383,031      385,583

NOTES RECEIVABLE............................       36,362       36,443

INVESTMENTS IN UNCONSOLIDATED AFFILIATES....      227,057      214,123

OTHER ASSETS................................       20,795       21,081

       Total Assets.........................   $2,817,999   $2,729,111




           The accompanying notes are an integral part of these condensed consolidated financial statements.


              CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share data)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       April 30,   January 31,
                                                         1997         1997
                                                      (Unaudited)
CURRENT LIABILITIES:

    Current portion of long-term debt................  $  2,965     $    379

    Accounts payable - trade ........................    23,632       22,658

    Accounts payable - construction..................    19,833       21,144

    Accrued liabilities .............................   114,292       85,587

           Total current liabilities ................   160,722      129,768

LONG-TERM DEBT ...................................... 1,423,216    1,405,897

DEFERRED INCOME TAX .................................   155,772      152,635

OTHER LONG-TERM LIABILITIES .........................     5,533        6,439

           Total liabilities ........................ 1,745,243    1,694,739

REDEEMABLE PREFERRED STOCK...........................         -       17,631

TEMPORARY EQUITY ....................................    58,750       44,950

STOCKHOLDERS' EQUITY:

    Common stock, $.01-2/3 par value
      Authorized - 450,000,000 shares
      Issued - 113,571,508 and 112,808,337 shares ...     1,893        1,880

    Preferred stock, $.01 par value
      Authorized - 75,000,000 shares ................         -            -

    Additional paid-in capital ......................   503,948      498,893

    Retained earnings ............................... 1,021,852      984,363

    Treasury stock (18,709,475 and 18,749,209 shares),
      at cost........................................  (513,687)    (513,345)

           Total stockholders' equity ............... 1,014,006      971,791

           Total Liabilities and
             Stockholders' Equity .................. $2,817,999   $2,729,111




            The accompanying notes are an integral part of these
                condensed consolidated financial statements.


            CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except share data)
                               (Unaudited)

                                                            Three Months
                                                           Ended April 30,

REVENUES:                                                 1997        1996

  Casino .......................................        $160,595    $175,178
  Rooms ........................................          86,323      77,690
  Food and beverage ............................          53,965      54,966
  Other ........................................          33,673      39,462
  Earnings of unconsolidated affiliates ........          25,256      19,815
                                                         359,812     367,111
  Less-complimentary allowances ................         (15,714)    (14,226)
                                                         344,098     352,885
COSTS AND EXPENSES:
  Casino .......................................          72,478      74,347
  Rooms ........................................          30,153      29,077
  Food and beverage ............................          48,019      50,662
  Other operating expenses .....................          20,015      23,432
  General and administrative ...................          54,652      53,845
  Depreciation and amortization ................          28,344      24,496
  Abandonment loss..............................               -       8,206
                                                         253,661     264,065

OPERATING PROFIT BEFORE CORPORATE
  EXPENSE ......................................          90,437      88,820

CORPORATE EXPENSE ..............................           7,799       7,523

INCOME FROM OPERATIONS .........................          82,638      81,297

OTHER INCOME (EXPENSE):
  Interest, dividend and
    other income ...............................             896       1,167
  Interest income and guarantee
    fees from unconsolidated affiliate .........           1,726       1,598
  Interest expense .............................         (21,667)    (12,134)
  Interest expense from unconsolidated
    affiliates .................................          (4,226)     (2,543)
                                                         (23,271)    (11,912)

INCOME BEFORE PROVISION FOR
  INCOME TAX....................................          59,367      69,385

  Provision for income tax .....................          21,878      25,913

NET INCOME .....................................        $ 37,489    $ 43,472

EARNINGS PER SHARE..............................        $    .40    $    .42

  Average shares outstanding ...................      94,596,540 103,116,564

          The accompanying notes are an integral part of these condensed consolidated financial statements.


             CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)
                               (Unaudited)
                                                         Three Months
                                                        Ended April 30,
                                                       1997       1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $ 37,489   $ 43,472
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                     31,162     26,245
     (Gain) loss on disposition of fixed assets          (171)     7,831
     (Increase) decrease in other current assets        6,839     (2,632)
     (Increase) decrease in other noncurrent assets       320     (2,310)
     Increase in interest payable                      16,206     10,857
     Increase in other current liabilities             21,208     23,390
     Increase in deferred income tax                    3,137      5,740
     Decrease in other noncurrent liabilities             (16)       (16)
     Unconsolidated affiliates' earnings in
       excess of distributions                        (10,952)    (2,011)
          Total adjustments                            67,733     67,094

          Net cash provided by operating activities   105,222    110,566

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               (124,696)   (51,618)
  Decrease in construction payable                     (1,311)         -
  Increase in investments in unconsolidated
    affiliates                                         (2,085)    (8,054)
  (Increase) decrease in notes receivable                  81     (6,269)
  Proceeds from sale of equipment and other assets        217        388
  Other                                                     -     (1,273)

          Net cash used in investing activities      (127,794)   (66,826)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of senior notes                    -    199,562
  Net effect on cash of issuances and payments
    of debt with original maturities of
    three months or less                              171,628   (225,212)
  Issuances of debt with original maturities
    in excess of three months                          11,337          -
  Principal payments of debt with original
    maturities in excess of three months             (163,094)   (16,699)
  Exercise of stock options and warrants                1,735      6,684
  Purchases of treasury stock                          (1,300)         -
  Other                                                (1,199)      (145)

          Net cash provided by (used in)
            financing activities                       19,107    (35,810)

Net increase (decrease) in cash and cash equivalents   (3,465)     7,930
Cash and cash equivalents at beginning of period       69,516     62,704
Cash and cash equivalents at end of period           $ 66,051   $ 70,634


             CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                             (In thousands)
                               (Unaudited)




                                                          Three Months
                                                        Ended April 30,
                                                         1997       1996

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
  Interest (net of amount capitalized)               $  4,808  $       0
  Income tax                                         $     70  $      40
































         The accompanying notes are an integral part of these condensed consolidated financial statements.


         CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All information for the three months ended April 30, 1997 and 1996 is unaudited.)


(1)  Principles of consolidation and basis of presentation -

     Circus Circus Enterprises, Inc. (the "Company") was incorporated February 27, 1974. The Company owns and operates hotel and casino facilities in Las Vegas, Reno, Laughlin, Jean and Henderson, Nevada and a dockside casino in Tunica County, Mississippi. It is also an investor in several unconsolidated affiliates, with operations that include a riverboat casino in Elgin, Illinois, a hotel/casino in Reno, Nevada and a hotel/casino on the Las Vegas Strip.

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

     Certain reclassifications have been made to the financial statements for the three months ended April 30, 1996 to conform to the financial statement presentation for the three months ended April 30, 1997. These reclassifications have no effect on net income.

     These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended January
31, 1997.




(2)  Long-term debt -

     Long-term debt consists of the following (in thousands):

                                          April 30,   January 31,
                                            1997         1997
                                         (Unaudited)
     Amounts due under corporate
       debt program at floating
       interest rates, weighted
       average of 5.8% and 5.6%           $512,993     $501,191
     6.45% Senior Notes due 2006
       (net of unamortized discount
       of $385 and $396)                   199,615      199,604
     7-5/8% Senior Subordinated
       Debentures due 2013                 150,000      150,000
     6-3/4% Senior Subordinated Notes
       due 2003 (net of unamortized
       discount of $99 and $103)           149,901      149,897
     7.0% Debentures due 2036
       (net of unamortized
       discount of $156 and $160)          149,844      149,840
     6.70% Debentures due 2096
       (net of unamortized discount
        of $315 and $327)                  149,685      149,673
     10-5/8% Senior Subordinated Notes
       due 1997 (net of unamortized
       discount of $2 and $7)               99,998       99,993
     Other notes                            14,145        6,078
                                         1,426,181    1,406,276
     Less - current portion                 (2,965)        (379)

                                        $1,423,216   $1,405,897

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

(2)  Long-term debt (continued) -

one year. To the extent that the Company incurs debt under this program, it must maintain an equivalent amount of credit available under its bank credit facility discussed more fully below.

     In May 1997, the Company renegotiated its $1.5 billion unsecured credit facility, dated January 29, 1996. This agreement was replaced by a new $2.0 billion unsecured credit facility which matures on July 31, 2002 (the "Facility"). The maturity date may be extended for an unlimited number of one-year periods with the consent of the bank group. The Facility contains financial covenants regarding total debt and new venture capital expenditures and investments. The Facility is for general corporate purposes. The Company incurs commitment fees of 12.50 basis points on the unused portion of the Facility. As of April 30, 1997, the Company had no borrowings under the previous facility. At such date, the Company had $513.0 million of indebtedness outstanding under the corporate debt program thus reducing, by that amount, the credit available under its credit facility for purposes other than repayment of such indebtedness. The fair value of the debt issued under the corporate debt program approximates the carrying amount of the debt due to the short-term maturities of the individual components of the debt.

     In November 1996, the Company issued $150 million principal amount of 7.0% Debentures due November 2036 (the "7.0% Debentures"). The 7.0% Debentures may be redeemed at the option of the holder in November 2008. Also, in November 1996, the Company issued $150 million principal amount of 6.70% Debentures due November 2096 (the "6.70% Debentures"). The 6.70% Debentures may be redeemed at the option of the holder in November 2003. Both the 7.0% Debentures, which were discounted to $149.8 million, and the 6.70% Debentures, which were discounted to $149.7 million, have interest payable each May and November, are not redeemable by the Company prior to maturity and are not subject to any sinking fund requirements. The net proceeds from these offerings were used primarily to repay borrowings under the Company's corporate debt program.

     In February 1996, the Company issued $200 million principal amount of 6.45% Senior Notes due February 1, 2006 (the "6.45%
Notes"), with interest payable each February and August.  The

(2)  Long-term debt (continued) -

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

     The Company has a policy aimed at managing interest rate risk associated with its current and anticipated future borrowings. This policy enables the Company to use any combination of interest rate swaps, futures, options, caps and similar arrangements. The Company has entered into various interest rate swaps, principally with its bank group, to manage interest expense, which is subject to fluctuation due to the variable-rate nature of the debt under the Company's corporate debt program. The Company has interest rate swap agreements under which it pays a fixed interest rate (weighted average of approximately 8.6%) and receives a variable interest rate

(2)  Long-term debt (continued) -

(weighted average of approximately 5.5% at April 30, 1997) on $80 million notional amount of "initial" swaps, and pays a variable interest rate of approximately 5.5% at April 30, 1997, and receives a fixed interest rate of approximately 8.2% on $30 million notional amount of a "reversing" swap. The net effect of all such swaps resulted in additional interest expense, due to an interest rate differential which, at April 30, 1997, was approximately 1.5% on the total notional amount of the swaps.
One of the initial swaps provides for quarterly reductions in the notional amount of up to $1 million. This swap has a current notional amount of $25.5 million, but declines to $22.5 million by its termination date in fiscal 1999. Excluding this swap, the initial swaps have the following termination dates: $29.5 million in fiscal 1999 and $25 million in fiscal 2000. The reversing swap expires in fiscal 2002.

     Assuming the Company's most restrictive loan covenants pursuant to the new credit facility had been in effect as of April 30, 1997, the Company would have been restricted as to the purchase of its own capital stock in excess of $500 million and would have been restricted from issuing additional debt in excess of approximately $918 million.

(3)  Stock options -

     The Company has various stock option plans for executive, managerial and supervisory personnel as well as the Company's outside directors and consultants. The plans permit grants of options, performance shares and restricted stock relating to the Company's common stock. The stock options are generally exercisable in one or more installments beginning not less than six months after the grant date.

(3)  Stock options (continued) -

Summarized information for stock option plans is as follows:

                                          Three Months Ended
                                             April 30, 1997

                                                      Weighted
                                                       Average
                                                      Exercise
                                         Options         Price

Outstanding at beginning of period..    7,150,060       $25.38
Granted.............................      100,000        25.50
Exercised...........................      (90,155)       20.59
Cancelled...........................      (55,700)       35.56
Outstanding at end of period........    7,104,205       $25.36

Options exercisable at end of period    3,979,817       $23.21
Options available for grant at end
  of period.........................    2,317,050

(4)  Stock rights -

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

     In the event the Rights become exercisable, each Right (except the Rights beneficially owned by the acquiring individual or group, which become void) would entitle the holder to purchase, for the exercise price, a number of shares of the Company's common stock having an aggregate current market value equal to two times the exercise price. The Rights expire August 15, 2004, and may be redeemed by the Company at a price of $.01

(4)  Stock rights (continued) -

per Right any time prior to their expiration or the acquisition of 15% or more of the Company's common stock. The Rights should not interfere with any merger or other business combination approved by the Company's Board of Directors and are intended to cause substantial dilution to a person or group that attempts to acquire control of the Company on terms not approved by the Board of Directors.

(5)  Share repurchases -

     During the three months ended April 30, 1997, the Company repurchased 38,486 shares of its common stock at a cost of $1.3 million. The Company has outstanding put options on 2.0 million shares of its common stock, exercisable on specific dates in fiscal 1998, giving another party the right to sell shares of the Company's common stock at contractually specified prices. The balance in the temporary equity account includes the amount the Company would be obligated to pay if all the put options were exercised. The proceeds from the sale of the put options were accounted for as additional paid-in capital.

     The Company also has outstanding call options on 600,000 shares of its common stock, exercisable on a specific date in fiscal 1998, giving the Company the right to purchase shares of its common stock at a contractually specified price. The cost of the call option was accounted for as an offset to additional paid-in capital.

(6)  Redeemable preferred stock -

     In connection with the acquisition of Gold Strike Resorts, New Way, Inc., a wholly owned subsidiary of the Company, issued 1,069,926 shares of $10.00 Cumulative Preferred Stock. Of the preferred shares issued, 866,640 were issued to another wholly
owned subsidiary of the Company.   During the year ended January
31, 1997, the Company purchased 9,864 shares of the preferred stock for $1.3 million. The price paid by the Company was based on the trading price of the Company's common stock prior to the transaction. On February 26, 1997, New Way, Inc. merged into another subsidiary of the Company and the remaining preferred stock was converted into 754,666 shares of common stock.


(7)  Preferred stock -

     The Company is authorized to issue up to 75 million shares of $.01 par value preferred stock in one or more series having such respective terms, rights and preferences as are designated by the Board of Directors. No such preferred stock has yet been issued.

(8)  Earnings per share -

     Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Outstanding stock options and exchangeable preferred stock are not included in earnings per share computations since their assumed exercise or conversion would not have a material dilutive effect.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 - Earning Per Share ("SFAS 128"). SFAS 128 is effective for periods ending after December 15, 1997 and replaces currently reported earnings per share with "basic", or undiluted, earnings per share and "diluted" earnings per share. Basic earnings per share is computed as detailed above, while diluted earnings per share reflects the additional dilution for all potentially dilutive securities, such as stock options.

     The Company will adopt the provisions of SFAS 128 in its fiscal 1998 annual financial statements, and all previously reported earnings per share amounts will be restated. The following table discloses the Company's pro forma earnings per share for the three-month periods ended April 30, 1997 and 1996 as determined in accordance with SFAS 128.

                                     Three Months Ended April 30,
Earnings per share                         1997         1996

As reported                                $.40         $.42
Basic                                      $.40         $.42
Diluted                                    $.39         $.41


(9)  Investments in unconsolidated affiliates -

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
                                          April 30,   January 31,
                                            1997         1997
                                         (Unaudited)

Circus and Eldorado Joint Venture (50%)
 (Silver Legacy, Reno, Nevada)             $ 55,689     $ 54,269
Elgin Riverboat Resort (50%)
 (The Grand Victoria, Elgin, Illinois)       52,646       51,174
Victoria Partners (50%)
 (Monte Carlo, Las Vegas, Nevada)           118,722      108,680
                                           $227,057     $214,123


     The Company's investments in unconsolidated affiliates operate with fiscal years ending on December 31. Summarized results of operations of the unconsolidated affiliates are as follows (unaudited, in thousands):

                                        Three Months Ended April 30,
                                             1997         1996

Revenues                                   $159,495     $101,844
Expenses                                    113,995       62,755
Operating income                             45,500       39,089
Net income                                   36,717       31,045

     The results for the three months ended April 30, 1996 include the operations of Windsor Casino Limited. In January
1997, the Company transferred its one-third interest in Windsor
Casino Limited to the two remaining shareholders.

     Included in the above are revenues of The Grand Victoria of $62,218 and $60,679 for the three months ending April 30, 1997 and 1996. The property's operating margin during those periods was 35% and 47%, respectively.

(10) Abandonment losses -

     During the quarter ended April 30, 1996, the Company wrote off $8.2 million of costs associated with the demolition of a people mover at Circus Circus-Las Vegas and the removal of the Nile River at Luxor. These write-offs were related to the construction of new hotel towers and related remodeling at both properties.

(11) Commitments and contingent liabilities -

     In July 1995, Silver Legacy, a 50/50 joint venture with the Eldorado Hotel/Casino, opened in downtown Reno, Nevada. As a condition to the joint venture's $220 million bank credit agreement (which amended and restated the joint venture's previous $230 million credit agreement), Circus is obligated under a make-well agreement to make additional contributions to the joint venture as may be necessary to maintain a minimum coverage ratio (as defined). As of April 30, 1997, the Company had an outstanding loan to the joint venture in the principal amount of $35.1 million at an interest rate of 10%.

     In Tunica County, Mississippi, the Company has commenced construction of a 1,200-room tower addition to its casino which includes remodeling and retheming the property into a more elegant resort under the name Gold Strike Casino Resort. The estimated cost of this expansion is $125 million, with a projected completion date in December 1997. Through April 30, 1997, the Company had incurred $18.4 million for this project.

     The Company has commenced construction on an entertainment megastore of approximately 3,800 rooms on the former site of the Hacienda Hotel and Casino. The new resort, whose working title is Project Paradise, is slated to open late 1998 or early 1999. Project Paradise will feature, as its centerpiece, a 10-acre tropical environment that will contain, among other attractions, a surfing beach with six-foot waves. Inside, Project Paradise will offer waterfalls, terraced gardens, mythical statuary and open-air restaurants set amid beautifully crafted environments, including a swan island. The cost of Project Paradise is currently estimated at approximately $700-$800 million (excluding land) and as of April 30, 1997, $22.0 million had been incurred for this project.

 (11) Commitments and contingent liabilities (continued) -

     As part of its development of its Masterplan Mile, the Company will build a 400-room Four Seasons Hotel adjacent to the Paradise complex, providing Las Vegas visitors with a luxury "five-star" hospitality experience. This hotel, which will be owned by Circus and managed by Four Seasons Regent Hotels and Resorts, represents the first step pursuant to the Company's cooperative effort with Four Seasons to identify strategic opportunities for development of hotel and casino properties worldwide.

     The Company has funded the above projects from internal cash flows, project specific financing or its credit facility, and anticipates that future funding for such projects will be from these sources, including the $2.0 billion credit facility, of which approximately $513.0 million was drawn as of April 30, 1997.

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


             CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Unaudited)

                    RESULTS OF OPERATIONS

Earnings per Share

For the quarter ended April 30, 1997, the Company reported net income of $37.5 million, or $.40 per share, versus $43.5 million, or $.42 per share, in the prior year quarter. Prior year results reflect asset write-offs of $8.2 million related to the demolition of a people mover at Circus Circus-Las Vegas and the removal of the Nile River at Luxor. Excluding these write-offs, earnings in the prior year were $.47 per share, an all-time quarterly record.

Revenues

Revenues for the Company decreased $8.8 million, or 2%, versus the prior year. The decrease in revenues was attributable mostly to the discontinuance of the Hacienda Hotel and Casino, which posted total revenues of $15.5 million in last year's first quarter. That property was demolished December 31, 1996 to make way for Project Paradise, a planned megaresort adjacent to Luxor. In addition, Excalibur's revenues were down $5.2 million, or 7%, as it faced significant additional competition from the openings of New York-New York and Monte Carlo (50% owned by Circus). Excalibur was also comparing against a record quarter in the prior year. Circus Circus-Tunica decreased $4.0 million, or 28%, as it also faced a more competitive market and experienced construction disruption as part of its $125 million expansion. See Financial Position and Capital Resources for more detail regarding Project Paradise and the Tunica expansion.

The decreases noted above were partially offset by Monte Carlo, which contributed $9.5 million to revenues as Circus' 50% share of its operating income. (For accounting purposes, the Company's share of the operating income of joint ventures is reflected as revenue in Earnings of Unconsolidated Affiliates.) Also, Luxor recorded a sizeable increase of $9.7 million, or 15%, in its revenues by virtue of its 1,950 additional rooms, and Circus Circus-Las Vegas saw its revenues rise $3.9 million, or 7%, due to its 1,000 new rooms.

Operating Income (excluding asset write-offs)

For the quarter ended April 30, 1997, income from operations declined $6.9 million, or 8%, from the prior year. The Company's composite operating margin was 24.0% versus 25.4% in the prior year quarter. A discussion of operating results by market follows.

Las Vegas

The Company's Las Vegas properties posted an overall increase in operating income of $2.9 million, or 5%. The increase was attributable primarily to Monte Carlo (a 50% owned joint venture with Mirage which opened June 21, 1996), which generated $9.0 million in operating income for the Company. Additionally, Luxor saw its results improve, as operating income increased $2.8 million, or 19%, on the strength of 1,950 new rooms which were placed in service late last year. This property has undergone substantial remodeling, most of which was completed in the prior year. However, construction in some public areas continues, as additional restaurants and retail space will open this summer; a 1,200-seat showroom, plus a microbrewery and night club will open in the fall; and a remodeled attractions level will be completed by fiscal year-end. The Company anticipates that this continued construction may have a somewhat disruptive effect on operations, though not on the scale experienced in the prior year. Furthermore, the Company believes that due to the continued phase-in of the remodeling, improvements in operating results at this property are likely to occur gradually.

Meanwhile, operating income at Circus Circus-Las Vegas declined $.8 million, or 7%, from the prior year's first quarter. While 1,000 new rooms were in operation during the quarter at 100% occupancy, the Company believes that its customers are spending additional time visiting the newer megaresorts on the south end of the Las Vegas Strip. Furthermore, the Company believes that a number of the guests staying in the new hotel rooms represent former "walk-in" customers who were already established as gaming customers.

Operating income at Excalibur fell $4.3 million, or 16%, from the prior year's all-time record quarter. Excalibur was affected by new competition, not only from the nearby New York-New York (opened January 3, 1997) and Monte Carlo, but also from the adjacent Luxor, which has been significantly expanded and remodeled.

Reno

In Reno, the Company's combined operating income rose $2.0 million, or 37% versus the year ago quarter, with both Circus
Circus-Reno and Silver Legacy (50% owned by the Company) posting strong increases. This market benefited from the presence of the women's national bowling tournament.

Laughlin

The Company's two properties in Laughlin, the Colorado Belle and the Edgewater, posted a combined decrease in operating income of $2.7 million, or 24%. This market continues to suffer from difficult competitive challenges, foremost of which are the unregulated Native American casinos in Laughlin's prime central Arizona and southern California feeder markets. Competition from new resorts in Las Vegas and Primm, Nevada (formerly Stateline, Nevada) has also contributed to the erosion of Laughlin's customer base.

Riverboat Markets

In Tunica County, Mississippi, operating income at Circus Circus declined significantly, from $3.5 million in last year's first quarter to $1.2 million in the current year. This decrease is due to increased competition, as well as disruption from the ongoing $125 million expansion project. Construction is well underway on this project, which includes a 1,200-room hotel tower (the property currently has no rooms). Circus is also retheming the property into a more elegant resort, which will be called Gold Strike Casino Resort. The new tower and remodeling are expected to be completed in December 1997.

Results at The Grand Victoria (a 50% owned riverboat casino in
Elgin, Illinois) reflected a $3.1 million decrease in the Company's share of operating income. This decrease is commensurate with a 20% profit sharing arrangement with public entities in the city and county which began last June.

Interest Expense

For the three months ended April 30, 1997, interest expense (excluding joint venture interest expense) increased $9.5 million versus the prior year. The increase was due principally to higher average borrowings (approximately $1.4 billion in the current quarter against approximately $703 million last year) related to various construction projects (primarily the new rooms and improvements at Luxor and Circus Circus-Las Vegas) and the repurchase of $341.8 million of Circus' common stock last year. Capitalized interest was $3.6 million for the quarter ended April 30, 1997 versus $2.9 million in the year-ago quarter. Long-term debt at April 30, 1997 stood at $1.4 billion compared to $673 million at April 30, 1996.

The Company also recorded interest expense related to joint venture projects of $4.2 million in the quarter ended April 30, 1997 compared to $2.5 million in the previous year. This reflects the Company's 50% share of the interest expense of Silver Legacy and Monte Carlo (which opened June 21, 1996).



Income Tax

For the three months ended April 30, 1997, the Company's effective tax rate was 36.9% compared with 37.3% for the three months ended April 30, 1996. These rates reflect the corporate statutory rate of 35% plus the effect of various nondeductible expenses, including the amortization of goodwill associated with the acquisition of Gold Strike Resorts.

Financial Position and Capital Resources

The Company had cash and cash equivalents of $66.1 million at April 30, 1997, reflecting normal daily operating requirements. The Company's pretax cash flow from operations, before asset write-offs, was $113.9 million for the three months ended April 30, 1997 versus $115.7 million in the prior year, a decrease of 2%. On the same basis of operations (excluding the effect of the Hacienda Hotel and Casino which ceased operations on December 1,
1996), cash flow rose slightly over last year. In this context, pretax cash flow from operations is defined as the Company's income from operations plus noncash operating expenses (primarily depreciation and amortization). The Company used its cash flow primarily to fund the construction of Project Paradise, the construction of the new hotel tower in Tunica County, Mississippi and miscellaneous other construction projects.

Capital Spending

Capital expenditures for the quarter ended April 30, 1997 were $124.7 million, of which $14.7 million related to the construction of Project Paradise, $12.0 million related to the construction and remodeling at Circus Circus-Tunica, and $45.3 million related to the remaining elements of the Luxor expansion.

Credit Facility

On May 23, 1997, the Company amended its unsecured credit facility with its bank group, increasing the size of the facility from $1.5 billion to $2.0 billion at more favorable terms and pricing (see Note 2 of Notes to Condensed Consolidated Financial Statements). As of April 30, 1997, Circus had drawn $513 million under the facility.

Joint Ventures

The Company holds a 50% interest in and manages a joint venture (with Mirage Resorts) which developed and operates Monte Carlo, a major destination resort that opened June 21, 1996 on the Las Vegas Strip. Monte Carlo features 3,002 rooms and a 90,000-square-foot casino, with a palatial style reminiscent of the Belle Epoque, the French architecture of the late 19th century. This project had a total cost of approximately $350 million, including land and capitalized interest. The Company's equity contribution was $87.9 million, all of which had been funded as of April 30, 1997.

In July 1995, Silver Legacy, a 50/50 joint venture with the Eldorado Hotel/Casino, opened in downtown Reno, Nevada. As a condition to the joint venture's $220 million bank credit agreement (which amended and restated the joint venture's previous $230 million credit agreement), Circus is obligated under a make-well agreement to make additional contributions to the joint venture as may be necessary to maintain a minimum coverage ratio (as defined). As of April 30, 1997, the Company also had outstanding loans to the joint venture in the principal amount of $35.1 million.

New Projects

The Company has commenced construction on an entertainment megastore of approximately 3,800 rooms on the former site of the Hacienda Hotel and Casino. The new resort, whose working title is Project Paradise, is slated to open in late 1998 or early 1999. Project Paradise will feature, as its centerpiece, a 10-acre tropical environment that will contain, among other attractions, a surfing beach with six-foot waves. Inside, Project Paradise will offer waterfalls, terraced gardens, mythical statuary and open-air restaurants set amid beautifully crafted environments, including a swan island. The cost of Project Paradise is currently estimated at approximately $700- $800 million (excluding land) and as of April 30, 1997, $22.0 million had been incurred for this project.

As part of its development of its Masterplan Mile, the Company will build a 400-room Four Seasons Hotel adjacent to the Paradise complex, providing Las Vegas visitors with a luxury "five-star" hospitality experience. This hotel, which will be owned by Circus and managed by Four Seasons Regent Hotels and Resorts, represents the first step pursuant to the Company's cooperative effort with Four Seasons to identify strategic opportunities for development of hotel and casino properties worldwide.

At Luxor, the Company completed construction of two new hotel towers, designed in ziggurat shapes, which added 1,950 rooms to the property, bringing the total rooms base to approximately 4,400. This project also involved substantial remodeling of the property's interior spaces, especially the casino and hotel lobby. The original scope of the remodeling and expansion of Luxor was broadened to include new convention space, a redesigned attractions level, a microbrewery , a luxury health spa, a new 1,200-seat showroom, and additional restaurants and retail areas. The restaurants and retail areas will open this summer, while the showroom, the microbrewery and a night club will open in the fall. The remodeled attractions level will be completed by fiscal year-end. The estimated cost for the total expansion is approximately $400 million, of which $372.6 million had been incurred as of April 30, 1997.

In December 1996, the Company completed construction of a 1,000-room tower addition at Circus Circus-Las Vegas, which brought the total number of rooms at Circus Circus-Las Vegas to approximately 3,800. The total cost of the project, which also included a new porte cochere, new lobby space, a retail concourse and two new restaurants, plus the refurbishment of all 1,188 rooms in the Skyrise Tower, was approximately $129 million. The Company plans to refurbish the balance of the tower rooms at this property, in phases, over the coming year. This refurbishment is budgeted at approximately $20 million, of which $4.8 million had been incurred as of April 30, 1997.

In Tunica County, Mississippi, the Company has commenced construction of a 1,200-room tower addition to its casino which includes remodeling and retheming the property into a more elegant resort under the name Gold Strike Casino Resort. The estimated cost of this expansion is $125 million, with a projected completion in December 1997. Through April 30, 1997, the Company had incurred $18.4 million for this project.

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

The Company is also underway with several other improvement projects. At Circus Circus-Reno, the Company has begun remodeling the casino. This project has a budget of approximately $20 million and through April 30, 1997, the Company had incurred $9.5 million for this project, which is expected to be completed by late summer. At the Colorado Belle, work is nearing completion on a microbrewery which should be in service by July. The cost of this project is budgeted at $8.7 million, with total costs of $5.2 million incurred through April 30, 1997.

The Company has agreed to form a joint venture with the Detroit-based Atwater Casino Group to pursue a license to own and operate a casino in Detroit, Michigan. The Atwater Casino Group is comprised of over 70 Detroit area business, education, civic and community leaders and was instrumental in the passage of "Proposal E", which allows for three casinos in urban Detroit. Details of the proposed project, including cost, design, amenities and location will be announced at a later date. Circus would own a 45% equity interest in the proposed project and receive a management fee. The formation of the joint venture is contingent upon negotiation of definitive documents, and the joint venture's ability to proceed with the project is contingent upon the receipt of all necessary gaming approvals and other customary conditions. Furthermore, there is no assurance as to when or if the joint venture will ultimately be awarded one of the three licenses.

The Company has entered into an agreement with Mirage Resorts, Incorporated to participate in the development of a 150-acre site located in the Marina District of Atlantic City. The agreement provides for the Company to obtain sufficient land for the development of a destination resort and casino of at least 2,000 rooms, including dramatic public spaces, in an architectural format that conforms to a "masterplan". While Mirage will act as master-developer for the new Marina District, Circus will own its land and its resort project, which will connect to Mirage's resort as well as to a joint venture resort to be developed by Boyd Gaming Corporation and Mirage. Mirage's development of the site is subject to the satisfaction of a number of conditions. Accordingly, there can be no assurances as to whether or when Mirage will proceed with its development of the site. The Company's participation, among other conditions, is subject to Mirage's determination to proceed with development of the site. The Company's ability to proceed is also subject to its obtaining the requisite gaming and other approvals and licenses in New Jersey, as well as the approval of the gaming authorities in various other jurisdictions. While neither the exact extent of a potential development nor a starting date for construction can be determined at this time, the Company is currently contemplating an investment of approximately $600-$700 million to construct this hotel/casino megaresort.

The Company believes that it has ample capital resources, through its existing bank arrangements and its operating cash flows, to meet all of its existing cash obligations, fund its commitments on the projects enumerated above and opportunistically repurchase shares. The Company believes that additional funds could be raised through debt or equity markets, if necessary.

Forward-Looking Statements

Certain information included in this report and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or written statements made or to be made by the Company) contains statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include information relating to current expansion projects, plans for future expansion projects and other business development activities as well as other capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions) and applications for licenses and approvals under applicable laws and regulations (including gaming laws and regulations).


PART II. OTHER INFORMATION

Item 2.   Changes in Securities.

     On February 26, 1997, the Company issued an aggregate of 754,666 shares of its Common Stock, $.01-2/3 par value (the "Restricted Shares") to Glenn W. Schaeffer, Antonio C. Alamo and Gregg H. Solomon, each an officer of the Company, and William Ensign, the son of Michael S. Ensign,, the Vice Chairman of the Company's Board of Directors (collectively, the "Preferred Shareholders"), upon the conversion of an aggregate of 193,422 shares of the Exchangeable Preferred Stock (the "Preferred Shares") of New Way, Inc., an indirect wholly owned subsidiary of the Company ("New Way"). The Preferred Shares had been acquired by the Preferred Shareholders in 1995 in connection with the Company's acquisition of a group of affiliated entities which owned the Gold Strike Hotel & Gambling Hall and Nevada Landing Hotel & Casino in Jean, Nevada, the Railroad Pass Hotel & Casino in Henderson, Nevada, a 50% interest in the joint venture which owns The Grand Victoria, a riverboat casino and land-based entertainment complex in Elgin, Illinois, and a 50% interest in the joint venture which owns (and was then developing) Monte Carlo, a hotel and casino resort on the Las Vegas Strip. The Restricted Shares were issued in accordance with the applicable exchange rate specified by the terms of the Preferred Shares upon the merger of New Way into another wholly owned subsidiary of the Company. The Restricted Shares were issued by the Company in reliance upon exemption from registration afforded by Section 4(2) of the Securities Act of 1993.


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




                                 CIRCUS CIRCUS ENTERPRISES, INC.
                                        (Registrant)



Date:  June 16, 1997           By Clyde T. Turner
                                  Clyde T. Turner
                                  Chairman of the Board and
                                  Chief Executive Officer




Date:  June 16, 1997           By Glenn Schaeffer
                                  Glenn Schaeffer
                                  President, Chief Financial
                                  Officer and Treasurer



                         INDEX TO EXHIBITS



Exhibit
  No.                        Description

4(a). $2.0 Billion Loan Agreement, dated as of May 23, 1997, by and among the Company, the Banks named therein and Bank of America National Trust and Savings Association, as administrative agent for the Banks, and the related Subsidiary Guarantee dated May 23, 1997, of the Company's subsidiaries named therein.

10(a).    Letter agreement between the Company and Atwater Casino
          Group, L.L.C., and related Executive Summary.*

27.       Financial Data Schedule for the three months ended
          April 30, 1997 as required under EDGAR.




* Portions of this exhibit have been omitted pursuant to a request for confidential treatment.