Form 10-Q/A
period 1997-04-30
CIRCUS CIRCUS ENTERPRISES INC
filed 1997-08-01
CIK 725549

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

                              FORM 10-Q/A


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


Explanation:   Item 6 of this report is amended solely for the
               purpose of filing as Exhibit 10(a) hereto a Letter
               Agreement between the Company and Atwater Casino
               Group, L.L.C., and a related Executive Summary including the portions of such Letter Agreement and related Executive Summary omitted in the original filing pursuant to the Company's request for confidential treatment.


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




                                 CIRCUS CIRCUS ENTERPRISES, INC.
                                        (Registrant)



Date:  August 1, 1997          By Clyde T. Turner
                                  Clyde T. Turner
                                  Chairman of the Board and
                                  Chief Executive Officer




Date:  August 1, 1997          By Glenn Schaeffer
                                  Glenn Schaeffer
                                  President, Chief Financial
                                  Officer and Treasurer



                         INDEX TO EXHIBITS



Exhibit
  No.                        Description

4(a). $2.0 Billion Loan Agreement, dated as of May 23, 1997, by and among the Company, the Banks named therein and Bank of America National Trust and Savings Association, as administrative agent for the Banks, and the related Subsidiary Guarantee dated May 23, 1997, of the Company's subsidiaries named therein.*

10(a).    Letter agreement between the Company and Atwater Casino
          Group, L.L.C., and related Executive Summary.

27. Financial Data Schedule for the three months ended April 30, 1997 as required under EDGAR.*




* This exhibit was included in the original filing of this report.


                                        EXHIBIT 10(a)


                      CIRCUS CIRCUS ENTERPRISES, INC.

Atwater Casino Group LLC
C/O Richard D. McLellan
Dykema Gossett PLLC
800 Michigan National Tower
Lansing Michigan 48933

RE: Formation of Joint Venture Agreement to Apply for Casino
License in Detroit, Michigan

Ladies and Gentlemen:

This binding letter (the Letter of Intent ) outlines the material terms and conditions pursuant to which Circus Circus Enterprises, Inc., or one of its affiliates ( Circus ) is prepared to enter into a joint venture agreement (the Definitive Agreement ) with Atwater Casino Group LLC ( Atwater Casino ) to apply for a casino license in Detroit, Michigan pursuant to the Michigan Gaming Control and Revenue Act and to own and operate a hotel/casino and related amenities in Detroit, Michigan. Collectively, Circus and Atwater Casino are referred to in this letter of intent as the
 Joint Venture Members .

The Joint Venture Members acknowledge that they have expended considerable amounts of time and money and have otherwise set aside pursuing other bona fide opportunities to develop a proposal for a casino license and a hotel/casino in Detroit, Michigan in order to devote their full-time and attention to the finalization and execution of this Letter of Intent in reliance upon each Joint Venture Member's agreement to diligently engage in good faith efforts to fulfill the respective commitments set forth in this Letter of Intent.

The interests, rights and obligations of the Joint Venture Members will be evidenced by a Definitive Agreement containing the terms and conditions described in the Executive Summary set forth in Exhibit A attached to this Letter of Intent (the Executive Summary ). The Joint Venture Members acknowledge that while this Letter of Intent is not intended to constitute the Definitive Agreement, this Letter of Intent is intended to be a binding commitment by the Joint Venture Members to enter into a Definitive Agreement containing the substantive terms described in the attached Executive Summary (which contains all the material and essential substantive elements of the joint venture), together with such additional provisions as are mutually agreed to by the Joint Venture Members (including provisions of the Atwater Casino Operating Agreement as amended).

The Joint Venture Members acknowledge and agree, however, that the ability of Circus to enter into the Definitive Agreement is conditioned upon, and expressly subject to, obtaining the approval of the Board of Directors of Circus. Similarly, the Definitive Agreement is subject to the approval of the Board of Managers of Atwater Entertainment Associates, L.L.C., and the Manager of Atwater Casino.

The Executive Summary and all information given by any Joint Venture Member to any other Joint Venture Member in connection with this Letter of Intent or the negotiation of the Definitive Agreement shall be confidential material (herein the Confidential Information ) and shall not be disclosed except to the extent expressly mutually agreed by the Joint Venture Members and/or as required by applicable law, regulatory authorities or final court order. The Confidential Information shall be used solely for the purpose of advancing the finalization of the Definitive Agreement and consummating the joint venture contemplated by the Definitive Agreement. The Confidential Information shall be disclosed only to the Joint Venture Members and their respective representatives, affiliates and/or agents who need to know such Confidential Information for the purposes of (I) advancing the completion and execution of the Definitive Agreement and/or (ii) consummating the joint venture contemplated by the Definitive Agreement, except to the extent required to be disclosed by applicable law, regulatory authorities or final court order. If the proposed Definitive Agreement is not signed for any reason, each Joint Venture Member will return to the appropriate Joint Venture Member(s) all Confidential Information received therefrom in connection with the proposed joint venture.

This Letter of Intent will expire if it is not accepted, signed and returned by Atwater Casino to Circus prior to 5:00 P.M., Detroit,
Michigan local time on May 28, 1997.

Very truly yours,

CIRCUS CIRCUS ENTERPRISES, INC.,
A Nevada corporation

By:   Michael S. Ensign
      Vice Chairman of the Board and
Its:  Chief Operating Officer

THE UNDERSIGNED HEREBY ACCEPT AND AGREE TO BE BOUND BY THE TERMS OF THE CIRCUS CIRCUS ENTERPRISES, INC. LETTER OF INTENT SET FORTH
ABOVE.


ATWATER CASINO GROUP, L.L.C.,
A Michigan limited liability company
By: Z.R.X., L.L.C.,
Its: Manager
     By: ZLM Corporation
     Its: Manager
     By:  Thomas Celani
          Thomas Celani, President

Acknowledged and Agreed:
Atwater Entertainment Associates, L.L.C.,
A Michigan limited liability company

By:    Herbert J. Strather

Its:   Manager



                             EXECUTIVE SUMMARY
                                    OF
                            JOINT VENTURE AMONG
                  CIRCUS CIRCUS AND ATWATER CASINO GROUP

1. Joint Venture Members:

Circus Circus Enterprises, Inc., a Nevada corporation or its subsidiary or affiliate ( Circus ), Atwater Casino Group, L.L.C., a Michigan limited liability company (f/k/a X.R.N., L.L.C.) or its affiliate ( Atwater Casino ),will form Detroit Entertainment, L.L.C., a limited liability company formed in a jurisdiction acceptable to the parties (the Joint Venture ), for the purpose of acquiring, constructing and operating the Project (defined below). The Joint Venture will be owned 45% by Circus and 55% by Atwater Casino, which is owned by ZRX, L.L.C., a Michigan limited liability company ( ZRX ) and Atwater Entertainment Associates, L.L.C., a Michigan limited liability company ( AEA ), as its Members.

2.   Project:

The Joint Venture will be formed to assemble property in Detroit, Michigan on which it will develop, construct and operate a hotel/casino and related parking, retail stores, restaurants, entertainment venues, and additional facilities (the Project ) at a cost not to exceed $700 million, unless approved by a majority of the Board. If permitted, the Joint Venture will open and operate a temporary casino facility ( Temporary Casino ) during the construction and prior to the commencement of operations of the Project. The Members may own, have under option, or control one or more parcels of land upon which the Project will be constructed. Upon licensing, these parcels will be conveyed to the Joint Venture at actual cost of the parcel, including any costs incurred in holding the land from the date of acquisition to the date it is conveyed to the Joint Venture but excluding any mark-up, fees, commissions, or similar charges paid to the Members or their affiliates or any person directly or indirectly holding an interest in the Member or affiliate.

3.   Project Budget:

The total cost of land acquisition, development (including the cost of the campaign for passage of Proposal E and expenses incurred in the formation of Joint Venture), design, construction, equipping and opening of the Project (including initial bankroll and deposits) is currently estimated and approved not to exceed $700 million ( Project Budget ). The costs incurred in connection with opening and operating the Temporary Casino shall not be included as part of the Project Budget. Any increase in that Project Budget must be approved by a majority of all the members of the Joint Venture Board.

4.   Capital Contributions:

(a) Atwater Casino shall not be required to make an initial capital contribution to the Joint Venture but it will transfer any preference rights it holds to obtain a gaming license in the City of Detroit to the Joint Venture.

(b) Circus shall make an initial cash capital contribution to the Joint Venture of $13 million payable as follows: $5 million payable into escrow upon execution of the definitive Joint Venture agreement, and $8 million upon the Joint Venture s receipt of a
gaming license.   The escrowed amounts shall be distributed to ZRX
and Atwater in accordance to the Atwater Casino Operating Agreement to reimburse them for costs incurred prior hereto pursuant to their joint instructions upon the earlier of (i) receipt by Circus of an opinion of legal counsel satisfactory to Circus that disbursement of the $5 million to the applicable parties will not violate any present or proposed applicable law, rule or regulation of any nature, including, but not limited to, present or proposed laws, rules and regulations relating to gaming or other activities to be conducted by the Joint Venture and/or its partners; or (ii) a final determination that the Joint Venture will not obtain a gaming license in Michigan for reasons beyond the control of the parties. The $8 million payment upon the receipt of the gaming license shall be paid as follows: $3 million directly to Atwater and the remaining $5 million to ZRX and Atwater pursuant to the terms of the Atwater Casino Operating Agreement.

(b) In addition to the initial capital contribution set forth above, Circus will make additional cash capital contributions to equal 20% of the approved Project Budget, estimated to be a $140 million capital contribution. The initial capital contribution of $13 million shall be credited against this amount. Circus capital contribution shall be made as needed as the Project s costs are being incurred and at such times as determined by the Board but in no event shall the contributions be made later than the time advances are required under the terms of the Project s financing referenced in Section 5.

(c) If the actual cost of the Project exceeds the approved Project Budget ( Supplemental Project Costs ), the Joint Venture will attempt to obtain third party financing to cover such Supplemental Project Costs. If financing is unavailable, or if additional equity is necessary, then each Member shall contribute additional cash capital contributions in proportion to their ownership interest in the Joint Venture.

(d) Circus also shall make a cash capital contribution to the Joint Venture or make a loan in an amount equal to the costs associated with leasing, renovating, opening and operating the Temporary Casino, as approved by the Board.

5.   Project Financing:

(a) Circus will contribute twenty percent (20%) of the Project Budget as provided in Section 4 above. The Joint Venture intends to finance approximately 80% of the Project Budget (estimated financing of $560 million) with loans from one or more third party lenders, secured by one or more liens on the Project. Circus agrees to secure such construction financing for the Project to the extent possible on commercially reasonable terms through bank financing and, to the extent bank financing is not available on commercially reasonable terms for some or all of such debt, Circus shall secure the balance of such debt through subordinated debt in the high yield market. Circus shall use its best good faith efforts to obtain non-recourse bank construction financing for the construction of the Project in the bank market at the lowest available cost. If it is necessary to finance a portion of the Project through subordinated debt financing, Circus may elect to provide such financing to the Joint Venture on terms below commercially available market terms. In no event shall Circus be required to provide any financing from its available bank credit agreement or its other debt sources. Circus shall have authority to approve, after consultation with Atwater Casino, the terms of any construction financing for the Project, and any replacement financing and the terms of this agreement and any other agreement between the parties shall be subject to the terms of such financing.

6.   Management of the Company:  Joint Venture Board

(a) The management of the Joint Venture will be vested in a 12-member Board. Six members of the Board will be appointed by Circus, six members of the Board will be appointed by Atwater Casino (of which three members of the Board will be appointed by each of ZRX and AEA). Board meetings will be held quarterly.
Board approval will be required for the following decisions: (i) the initial design (including exterior design, overall layout and theme) of the Project (based on Circus recommendations) and any fundamental changes in such design; (ii) any increase in the approved Project Budget; (iii) the contractor and local architect for the Project; (iv) affirmative action programs (based on a subcommittee s recommendations which committee will have a majority of its members represented by AEA Board members); (v) charitable contributions and civic involvement (based on a subcommittee s recommendations which committee will have a majority of its members represented by AEA Board members); (vi) expansions of the Project after opening which are estimated to cost in the excess of $ 50 million; (vii) the annual operating budget for the Project (based on Circus recommendations); (viii) selection of independent certified public accountants for the Joint Venture, and (ix) any development agreement with the City of Detroit.

(b) Board approval will generally require a majority vote. However, so long as Circus is providing any credit support to the Project, Circus, after consultation with Atwater Casino, will have tie breaking authority for decisions regarding (I) the Development Agreement with the City of Detroit; (ii) decisions regarding the construction of the Project (including choice of contractor and architect); (iii) approval of the annual operating budget for the Project; and (iv) the dissolution, recapitalization or bankruptcy of the Joint Venture. Except as authorized in the Joint Venture Agreement, no member of the Board shall be able to take any action on behalf of the Joint Venture unless specifically authorized by the Board.

(c) Any costs incurred in furtherance of the Project approved by a majority of the Board after May 1, 1997 and prior to receipt of a gaming license shall be borne 45% by Circus and 55% by Atwater Casino. Except as provided in the Joint Venture Agreement, no Member is authorized to incur any expenditures on behalf of the Joint Venture without the prior written consent of the Board. Upon licensing, all such costs approved by the Board and borne by the Members shall be included in the Project Budget and shall be reimbursed immediately to the Members. Notwithstanding the general authority granted to the Board but consistent with the policies adopted by the Board, Circus will have the exclusive authority for implementing decisions relating to the operation of the Project, including the layout of the casino, marketing and credit policies, internal control and security procedures and employment decisions.

(d) Notwithstanding the foregoing, the unanimous approval of the Members in the Joint Venture shall be required for the following decisions:

     (i) any sale, lease, assignment, transfer, or other conveyance exclusive of financing requirements) of the assets of the Joint Venture or any merger, consolidation, dissolution, divestiture or winding-up of the Joint Venture
     (except as provided in Section 6(b));

     (ii) any amendment or restatement of the Joint Venture
     Agreement of the Joint Venture;

     (iii) any transaction between the Joint Venture and a Member or an affiliate of a Member, except as provided in Section
     7(b);

     (iv) any material change in the character of the business and affairs of the Joint Venture;

     (v) The commission of any act which would make it impossible for the Joint Venture to carry on its ordinary business and affairs (except as provided in Section 6(b)); or

     (vi) The commission of any act that would contravene any provision of the Joint Venture Agreement or applicable limited liability company statute governing the Joint Venture.

7.   Management of the Project:

(a) Circus will be responsible for the day to day operations of the Project. The Joint Venture will pay all costs to operate the Project. During the first ten (10) years of the operation of the Project, Circus shall receive an annual management fee equal to an amount between: (i) 1.5 % of the total Project Budget; or (ii) 3 % of total revenues of the Project, as agreed to by the parties to
this agreement.   Further, the Joint Venture shall allocate a
portion of the expense associated to the Management Fee to Circus, as agreed to by the parties to this agreement.

(b) Circus may appoint, from time to time, certain employees of Circus to devote essentially full time to the day-to-day management of the Project and retain such employees on Circus payroll. In such event, the Joint Venture shall reimburse Circus for the out of pocket compensation (for example, salary, bonus, direct cost of health and retirement benefit plans but excluding stock options and other incentive compensation unless approved by the Board) paid to or on behalf of such employee for performing services to the Joint Venture on a full time basis. However, the Joint Venture shall not reimburse Circus for any time or expense associated with Circus personnel who do not perform full-time services on behalf of the Joint Venture.

(c) So long as it maintains an equity interest in the facility, Circus will grant a royalty-free license to the Project to use (i) the Circus tradename and related marks under which the Project will operate and (ii) Circus proprietary databases in connection with the operation of the Project; provided, however, if Circus is not managing the Project but still maintains an equity interest in the Joint Venture, then it will enter into a royalty-free license agreement for such proprietary items.

(d) Other than as set forth above, no Member or its affiliates shall receive any management, consulting, development, or license fees, commissions, or other payments in connection with the acquisition, development or operation of the Project without the approval of a majority of the Board; provided, however, any increase in the management fee payable to Circus or an extension of its duration shall require the approval of all the Members.

8.   Gaming License:

Each Member shall be responsible for submitting its own gaming license application and the applications of any party required to submit an application due to its affiliation with a Member. If a Member or a party holding an interest in such Member, other than Circus, fails to qualify to obtain licensing or findings of suitability or becomes disqualified from holding a gaming license application in Michigan and other gaming jurisdictions in which Circus now conducts, or in the future will conduct, gaming operations, then upon thirty (30) days written notice from the Joint Venture, such Member, subject to regulatory approval, shall
(i) transfer its interest in the Joint Venture to one of its constituent members or an affiliate of the Member who is qualified to obtain and hold a gaming license, or (ii) if such transfer does not occur within thirty (30) days of the date of the notice, transfer its interest to the Joint Venture for cash in an amount equal to 100% of the net book value of the interest of such Member s interest in the Joint Venture, or the amount approved by regulatory authorities, if less, and the Member s interest will be redistributed proportionately among the remaining Members. If Circus fails to qualify to obtain licensing or becomes disqualified from holding a gaming license, then Circus shall receive an amount equal to its then existing capital account in the Joint Venture, and such amount shall be payable pursuant to a promissory note with payments over five (5) years and interest at seven percent (7%).

9.   Transfer Restrictions:

(a) Generally, no Member may transfer its interest in the Joint Venture without the approval of the majority in interest of the other Members; provided that Circus shall be allowed to transfer its ownership interest to a wholly-owned subsidiary or affiliate without the consent of the other Members or in connection with the sale or transfer of substantially all of the assets of Circus. In addition, Atwater Casino may transfer its interest to an entity that is beneficially-owned by the same persons as the transferring Member.

(b) Transfer of any ownership interest in the Joint Venture to an unrelated person or entity (that is, to a party not already owning an interest in the Joint Venture member) by any Member shall be subject to (i) regulatory approval and (ii) a right of first refusal running to the other Members to purchase the interest on the same terms and conditions as the proposed third party transfer, which must be accepted or rejected within one hundred and twenty
(120) days. If more than one Member elects to exercise the right of first refusal, then the ownership interest shall be allocated amongst the exercising Members in proportion to their ownership interest in the Joint Venture. Any party exercising the right of first refusal as to Circus interest must also obtain Circus release from any credit support to the Project. Notwithstanding the foregoing, Circus shall not transfer its interest in the Joint Venture prior to six (6) months after the opening of the Project without the approval of the majority in interest of the nontransferring Members.

(c) In the event a Member declares bankruptcy or makes an assignment for the benefit of creditors, then the remaining Members shall have the right to purchase that ownership interest. If more than one Member elects to exercise its rights, than the ownership interest shall be allocated amongst the exercising Members in proportion to their ownership interest in the Joint Venture. The purchase price for the ownership interest, subject to regulatory approval, shall be 100% of the cash fair market value of the Member s ownership interest in the Joint Venture, as determined by appraisal, but in no event greater than the amount approved by the regulatory authorities, if applicable.

10.  Project Cash Flow:

(a) Distributable cash flow will be defined as the Project s operating earnings, plus depreciation less financing costs and less a reinvestment reserve. The reinvestment reserve will be set forth in the annual budget and approved by the Board. Financial statements will be audited annually by a big six certified public accounting firm. Distributable cash flow (cash available after the payment of expenses, debt service and applicable taxes of the Joint Venture) from the Joint Venture will be distributed to the Members in proportion to their interest in the Joint Venture each month in arrears; provided, however, a minimum amount of cash flow shall be distributed on a quarterly basis that is equal to the maximum federal, state and local tax liabilities of the Members attributable to the profit allocations from the Joint Venture to the Members.

(b) If the Joint Venture is permitted to open a Temporary Casino, distributable cash flow from the Temporary Casino shall be distributed as follows: (i) first, to the Members to the extent of the maximum federal, state or local tax liability of the Members attributable to the income allocated to the Members from the Joint Venture; (ii) next, to reimburse each Member for sums advanced or loaned for the construction and operation of the Temporary Casino based on an amortization of such costs over the estimated number of months of operation of the Temporary Casino plus a return of 7 %;
(iii) next, a certain percentage (to be agreed to by a majority of the Board) of any remaining distributable cash flow to the Members in proportion to their ownership percentages; and (iv) the balance, if any, shall be used to reduce the debt financing required for the permanent casino.

11.  Representations and Warranties:

Each Member will represent and warrant to the other Members that, as of the date of the signing of the Joint Venture agreement, the party has knowledge of no facts or circumstances that are likely to affect the ability of such Member (or any party having an interest in such Member) or the Joint Venture to receive all gaming and other licenses, permits and approvals necessary or advisable for the construction, completion, operation, ownership and use of the Project as a gaming facility or which would otherwise affect any Member s ability to be found suitable by any applicable authority, except for certain disputes concerning ownership interests in AEA. In the event any representation or warranty made by a Member is untrue or is breached, the defaulting party shall indemnify the other Members for any damages resulting from such breach.