Form 10-Q
period 1997-07-31
CIRCUS CIRCUS ENTERPRISES INC
filed 1997-09-15
CIK 725549

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

                              FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      July 31, 1997

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

            Class                     Outstanding at August 31, 1997
Common Stock, $.01-2/3 par value                 95,051,783 shares


           CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

                               Form 10-Q

                                INDEX
                                                             Page No.

Part I. FINANCIAL INFORMATION

     Item 1.  Financial Statements:

              Condensed Consolidated Balance Sheets at
              July 31, 1997 (Unaudited) and January 31,
              1997.........................................       3-4

              Condensed Consolidated Statements of Income
              (Unaudited) for the Three and Six Months
              Ended July 31, 1997 and 1996.................         5

              Condensed Consolidated Statements of Cash
              Flows (Unaudited) for the Six Months Ended
              July 31, 1997 and 1996.......................       6-7

              Notes to Condensed Consolidated Financial
              Statements (Unaudited).......................      8-18

     Item 2.  Management's Discussion and Analysis of Fi-
              nancial Condition and Results of Operations..     19-28

Part II. OTHER INFORMATION                                         29



Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                  ASSETS
                                                July 31,      January 31,
                                                  1997           1997
                                               (Unaudited)
CURRENT ASSETS:

   Cash and cash equivalents................     $ 76,130     $ 69,516

   Receivables..............................       27,020       34,434

   Inventories..............................       21,351       19,371

   Prepaid expenses and other...............       28,694       28,528

        Total current assets................      153,195      151,849

PROPERTY, EQUIPMENT AND LEASEHOLD INTERESTS,
   at cost, less accumulated depreciation
   and amortization of $580,466 and $526,902
   respectively.............................    2,166,765    1,920,032

EXCESS OF PURCHASE PRICE OVER FAIR MARKET
   value of net assets acquired, net........      380,479      385,583

NOTES RECEIVABLE............................       36,301       36,443

INVESTMENTS IN UNCONSOLIDATED AFFILIATES....      234,138      214,123

OTHER ASSETS................................       24,892       21,081

       Total Assets.........................   $2,995,770   $2,729,111




           The accompanying notes are an integral part of these condensed consolidated financial statements.


              CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share data)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       July 31,    January 31,
                                                         1997         1997
                                                      (Unaudited)
CURRENT LIABILITIES:

    Current portion of long-term debt................  $  3,008     $    379

    Accounts payable - trade ........................    23,696       22,658

    Accounts payable - construction..................    33,597       21,144

    Accrued liabilities .............................    98,560       85,587

           Total current liabilities ................   158,861      129,768

LONG-TERM DEBT ...................................... 1,580,953    1,405,897

DEFERRED INCOME TAX .................................   157,816      152,635

OTHER LONG-TERM LIABILITIES .........................     5,172        6,439

           Total liabilities ........................ 1,902,802    1,694,739

REDEEMABLE PREFERRED STOCK...........................         -       17,631

TEMPORARY EQUITY ....................................         -       44,950

STOCKHOLDERS' EQUITY:

    Common stock, $.01-2/3 par value
      Authorized - 450,000,000 shares
      Issued - 113,594,008 and 112,808,337 shares ...     1,893        1,880

    Preferred stock, $.01 par value
      Authorized - 75,000,000 shares ................         -            -

    Additional paid-in capital ......................   556,373      498,893

    Retained earnings ............................... 1,046,340      984,363

    Treasury stock (18,542,225 and 18,749,209 shares),
      at cost........................................  (511,638)    (513,345)

           Total stockholders' equity ............... 1,092,968      971,791

           Total Liabilities and
             Stockholders' Equity .................. $2,995,770   $2,729,111




            The accompanying notes are an integral part of these
                condensed consolidated financial statements.


            CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except share data)
                               (Unaudited)

                                        Three Months             Six Months
                                       Ended July 31,          Ended July 31,
REVENUES:                             1997       1996         1997       1996
  Casino ......................... $158,642   $167,853    $ 319,237   $343,031
  Rooms ..........................   79,608     71,093      165,931    148,783
  Food and beverage ..............   54,889     55,582      108,854    110,548
  Other ..........................   38,584     42,375       72,257     81,837
  Earnings of unconsolidated
    affiliates ...................   26,618     16,393       51,874     36,208
                                    358,341    353,296      718,153    720,407
  Less-complimentary allowances...  (15,049)   (14,490)     (30,763)   (28,716)
                                    343,292    338,806      687,390    691,691
COSTS AND EXPENSES:
  Casino .........................   75,904     75,853      148,382    150,200
  Rooms ..........................   31,358     29,503       61,511     58,580
  Food and beverage ..............   51,912     53,434       99,931    104,096
  Other operating expenses .......   23,513     25,950       43,528     49,382
  General and administrative .....   60,846     57,691      115,498    111,536
  Depreciation and amortization ..   28,839     24,009       57,183     48,505
  Abandonment losses .............        -     40,103            -     48,309
                                    272,372    306,543      526,033    570,608

OPERATING PROFIT BEFORE CORPORATE
  EXPENSE ........................   70,920     32,263      161,357    121,083

CORPORATE EXPENSE ................    8,173      7,613       15,972     15,136

INCOME FROM OPERATIONS ...........   62,747     24,650      145,385    105,947

OTHER INCOME (EXPENSE):
  Interest, dividend and
    other income .................      551      1,479        1,447      2,646
  Interest income and guarantee
    fees from unconsolidated
    affiliate ....................    1,662      1,745        3,388      3,343
  Interest expense ...............  (22,049)   (11,439)     (43,716)   (23,573)
  Interest expense from
    unconsolidated affiliates ....   (4,035)    (3,554)      (8,261)    (6,097)
                                    (23,871)   (11,769)     (47,142)   (23,681)
INCOME BEFORE PROVISION FOR
  INCOME TAX......................   38,876     12,881       98,243     82,266

  Provision for income tax .......   14,388      5,572       36,266     31,485

NET INCOME ....................... $ 24,488   $  7,309     $ 61,977   $ 50,781

EARNINGS PER SHARE................ $    .26   $    .07     $    .65   $    .49

  Average shares outstanding ..  95,015,728 103,896,790  94,809,607 103,510,964

          The accompanying notes are an integral part of these condensed consolidated financial statements.


             CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)
                               (Unaudited)
                                                          Six Months
                                                        Ended July 31,
                                                       1997       1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $ 61,977   $ 50,781
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                     62,833     52,060
     (Gain) loss on disposition of fixed assets          (202)    47,126
     (Increase) decrease in other current assets        5,268     (2,123)
     Increase in other noncurrent assets               (3,743)    (3,305)
     Increase (decrease) in interest payable            6,608       (940)
     Increase (decrease) in other current liabilities   7,402    (10,372)
     Increase in deferred income tax                    5,181      7,393
     Decrease in other noncurrent liabilities             (33)       (33)
     Unconsolidated affiliates' earnings in
       excess of distributions                        (18,137)    (2,573)
          Total adjustments                            65,177     87,233

          Net cash provided by operating activities   127,154    138,014

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               (302,841)  (160,638)
  Increase in construction payable                     12,453      6,896
  Increase in investments in unconsolidated
    affiliates                                         (2,085)   (39,154)
  (Increase) decrease in notes receivable                 142     (9,021)
  Proceeds from sale of equipment and other assets        328      2,368
  Other                                                     -     (1,273)

          Net cash used in investing activities      (292,003)  (200,822)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of senior notes                    -    199,562
  Net effect on cash of issuances and payments
    of debt with original maturities of
    three months or less                              430,808   (140,043)
  Issuances of debt with original maturities
    in excess of three months                          14,287        644
  Principal payments of debt with original
    maturities in excess of three months             (267,476)   (17,128)
  Exercise of stock options and warrants                5,794     16,231
  Purchases of treasury stock                          (1,300)         -
  Other                                               (10,650)      (425)

          Net cash provided by financing activities   171,463     58,841

Net increase (decrease) in cash and cash equivalents    6,614     (3,967)
Cash and cash equivalents at beginning of period       69,516     62,704
Cash and cash equivalents at end of period           $ 76,130   $ 58,737


             CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                             (In thousands)
                               (Unaudited)




                                                          Six Months
                                                        Ended July 31,
                                                        1997       1996

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
  Interest (net of amount capitalized)               $ 35,733  $  23,380
  Income tax                                         $ 37,270  $  47,040
































         The accompanying notes are an integral part of these condensed consolidated financial statements.


         CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All information for the three and six months ended July 31, 1997 and 1996 is unaudited.)


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

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. The results for the three and six month periods are not necessarily indicative of results to be expected for the full fiscal year.

     Certain reclassifications have been made to the financial statements for the three and six months ended July 31, 1996 to conform to the financial statement presentation for the three and six months ended July 31, 1997. These reclassifications have no effect on net income.

     These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended January
31, 1997.




(2)  Long-term debt -

     Long-term debt consists of the following (in thousands):

                                           July 31,   January 31,
                                            1997         1997
                                         (Unaudited)
     Amounts due under corporate
       debt program at floating
       interest rates, weighted
       average of 5.9% and 5.6%           $741,872     $501,191
     6.45% Senior Notes due 2006
       (net of unamortized discount
       of $374 and $396)                   199,626      199,604
     7-5/8% Senior Subordinated
       Debentures due 2013                 150,000      150,000
     6-3/4% Senior Subordinated Notes
       due 2003 (net of unamortized
       discount of $95 and $103)           149,905      149,897
     7.0% Debentures due 2036
       (net of unamortized
       discount of $153 and $160)          149,847      149,840
     6.70% Debentures due 2096
       (net of unamortized discount
        of $303 and $327)                  149,697      149,673
     10-5/8% Senior Subordinated Notes
       due 1997 (net of unamortized
       discount of $7)                           -       99,993
     Amounts due under bank credit
       agreement at floating interest
       rates, weighted average of 6.0%      30,000            -
     Other notes                            13,014        6,078
                                         1,583,961    1,406,276
     Less - current portion                 (3,008)        (379)

                                        $1,580,953   $1,405,897

     The Company has established a corporate debt program whereby it can issue commercial paper or similar forms of short-term debt. Although the debt instruments issued under this program are short-term in tenor, they are classified as long-term debt because (i) they are backed by a long-term debt facility (see below) and (ii) it is management's intention to continue to

(2)  Long-term debt (continued) -

replace such borrowings on a rolling basis as various instruments come due and to have such borrowings outstanding for longer than one year. To the extent that the Company incurs debt under this program, it must maintain an equivalent amount of credit available under its bank credit facility discussed more fully below.

     In May 1997, the Company renegotiated its $1.5 billion unsecured credit facility, dated January 29, 1996. This agreement was replaced by a new $2.0 billion unsecured credit facility which matures on July 31, 2002 (the "Facility"). The maturity date may be extended for an unlimited number of one-year periods with the consent of the bank group. The Facility contains financial covenants regarding total debt and new venture capital expenditures and investments. The Facility is for general corporate purposes. The Company incurs commitment fees (currently 15 basis points) on the unused portion of the Facility. As of July 31, 1997, the Company had $30 million outstanding under the Facility. At such date, the Company also had $741.9 million of indebtedness outstanding under the corporate debt program thus reducing, by that amount, the credit available under the Facility for purposes other than repayment of such indebtedness. The fair value of the debt issued under the corporate debt program approximates the carrying amount of the debt due to the short-term maturities of the individual components of the debt.

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

(2)  Long-term debt (continued) -

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

     In June 1990, the Company issued $100 million principal amount of 10-5/8% Senior Subordinated Notes (the "10-5/8%
Notes").  The 10-5/8% Notes were redeemed at maturity in June
1997.

     The Company has a policy aimed at managing interest rate risk associated with its current and anticipated future borrowings. This policy enables the Company to use any combination of interest rate swaps, futures, options, caps and similar instruments. To the extent the Company employs such financial instruments pursuant to this policy, they are accounted for as hedging instruments. In order to qualify for hedge accounting, the underlying hedged item must expose the Company to risks associated with market fluctuations and the financial instrument used must be designated as a hedge and must reduce the Company's exposure to market fluctuation throughout the hedge period. If these criteria are not met, a change in the market value of the financial instrument is recognized as a gain or loss in the period of change. Otherwise, gains and losses are not recognized except to the extent that the financial instrument is disposed of prior to maturity. Net interest paid or received

(2)  Long-term debt (continued) -

pursuant to the financial instrument is included as interest expense in the period.

     The Company has entered into various interest rate swaps, principally with its bank group, to manage interest expense, which is subject to fluctuation due to the variable-rate nature of the debt under the Company's corporate debt program. The Company has interest rate swap agreements under which it pays a fixed interest rate (weighted average of approximately 8.6%) and receives a variable interest rate (weighted average of approximately 5.8% at July 31, 1997) on $79 million notional amount of "initial" swaps, and pays a variable interest rate of approximately 5.8% at July 31, 1997, and receives a fixed interest rate of approximately 8.2% on $30 million notional amount of a "reversing" swap. The net effect of all such swaps resulted in additional interest expense, due to an interest rate differential which, at July 31, 1997, was approximately 1.4% on the total notional amount of the swaps. One of the initial swaps provides for quarterly reductions in the notional amount of up to $1 million. This swap has a current notional amount of $24.5 million, but declines to $22.5 million by its termination date in fiscal 1999. Excluding this swap, the initial swaps have the following termination dates: $29.5 million in fiscal 1999 and $25 million in fiscal 2000. The reversing swap expires in fiscal 2002.

     As of July 31, 1997, under its most restrictive loan covenants, the Company was restricted as to the purchase of its own capital stock in excess of $516 million and was restricted from issuing additional debt in excess of approximately $437 million.

(3)  Stock options -

     The Company has various stock option plans for executive, managerial and supervisory personnel as well as the Company's outside directors and consultants. The plans permit grants of options, performance shares and restricted stock relating to the Company's common stock. The stock options are generally exercisable in one or more installments beginning not less than six months after the grant date.
(3)  Stock options (continued) -

Summarized information for stock option plans is as follows:

                                            Six Months Ended
                                              July 31, 1997

                                                      Weighted
                                                       Average
                                                      Exercise
                                         Options         Price

Outstanding at beginning of period..    7,150,060       $25.38
Granted.............................      150,000        25.06
Exercised...........................     (279,905)       21.13
Cancelled...........................      (90,800)       31.72
Outstanding at end of period........    6,929,355       $25.46

Options exercisable at end of period    4,740,000       $24.34
Options available for grant at end
  of period.........................    2,302,150

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

     In the event the Rights become exercisable, each Right (except the Rights beneficially owned by the acquiring individual or group, which become void) would entitle the holder to purchase, for the exercise price, a number of shares of the Company's common stock having an aggregate current market value equal to two times the exercise price. The Rights expire August


(4)  Stock rights (continued) -

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

(5)  Share repurchases -

     During the six months ended July 31, 1997, the Company repurchased 38,486 shares of its common stock at a cost of $1.3 million.

     During the second quarter, the Company elected to settle, for cash, outstanding put options on 2.0 million shares of its common stock and call options on 600,000 shares of common stock. The net cost to the Company was $9.4 million. The put and call options were entered into as a complement to the Company's overall share repurchase program.

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

     The Company will adopt the provisions of SFAS 128 in its fiscal 1998 annual financial statements, and all previously reported earnings per share amounts will be restated. The following table discloses the Company's pro forma earnings per share for the three and six-month periods ended July 31, 1997 and 1996 as determined in accordance with SFAS 128.

                            Three Months           Six Months
                           Ended July 31,         Ended July 31,
Earnings per share          1997    1996           1997    1996

As reported                 $.26    $.07           $.65    $.49
Basic                       $.26    $.07           $.65    $.49
Diluted                     $.26    $.07           $.65    $.48

(9)  Investments in unconsolidated affiliates -

     The Company has investments in unconsolidated affiliates that are accounted for under the equity method. Using the equity method, original investments are recorded at cost and adjusted by the Company's share of earnings or losses of these entities. The investment balance also includes interest capitalized during construction (net of amortization). Investments in





(9)  Investments in unconsolidated affiliates (continued) -

unconsolidated affiliates consist of the following (in
thousands):
                                           July 31,   January 31,
                                             1997        1997
                                         (Unaudited)

Circus and Eldorado Joint Venture (50%)
 (Silver Legacy, Reno, Nevada)             $ 60,119     $ 54,269
Elgin Riverboat Resort (50%)
 (Grand Victoria, Elgin, Illinois)           48,265       51,174
Victoria Partners (50%)
 (Monte Carlo, Las Vegas, Nevada)           125,754      108,680
                                           $234,138     $214,123

     The above unconsolidated affiliates operate with fiscal years ending on December 31. Summarized results of operations of the unconsolidated affiliates are as follows (unaudited, in thousands):

                                         Six Months Ended June 30,
                                             1997         1996

Revenues                                   $329,675     $215,022
Expenses                                    232,824      146,428
Operating income                             96,851       68,594
Net income                                   80,220       52,510

     The results for the six months ended June 30, 1996 include the operations of Windsor Casino Limited. In January 1997, the Company transferred its one-third interest in Windsor Casino Limited to the two remaining shareholders. Results for the six months ended June 30, 1997 include a full six months of operations of Monte Carlo, which opened June 21, 1996.

     Included in the above are revenues of the Grand Victoria of $125,046 and $120,525 for the six months ended June 30, 1997 and 1996. The property's operating margin during those periods was 35% and 46%, respectively.
(10) Abandonment losses -

     During the six months ended July 31, 1996, the Company wrote off $48.3 million of various assets. These write-offs included the special-effects films at Luxor ($12.0 million) which were replaced by IMAX special-format filmed attractions, structural elements demolished as part of Luxor's remodeling ($12.1 million), and fixtures and equipment at Circus Circus-Las Vegas, Excalibur and Circus Circus-Tunica replaced in the course of upgrading and expanding those properties ($16.0 million). The Company also wrote off $8.2 million of costs associated with the demolition of a people mover at Circus Circus-Las Vegas and the removal of the Nile River at Luxor.

(11) Commitments and contingent liabilities -

     In July 1995, Silver Legacy, a 50/50 joint venture with the Eldorado Hotel/Casino, opened in downtown Reno, Nevada. As a condition to the joint venture's $220 million bank credit agreement (which amended and restated the joint venture's previous $230 million credit agreement), Circus is obligated under a make-well agreement to make additional contributions to the joint venture as may be necessary to maintain a minimum coverage ratio (as defined). As of July 31, 1997, the Company had an outstanding loan to the joint venture in the principal amount of $35.1 million at an interest rate of 10%.

     In Tunica County, Mississippi, construction continues on a 1,200-room tower addition to the casino which includes remodeling and retheming the property into a more elegant resort, which was rechristened Gold Strike Casino Resort effective August 1. The estimated cost of this expansion is $135 million, with a projected completion date in December 1997. Through July 31, 1997, the Company had incurred $53.0 million for this project.

     The Company has commenced construction of an entertainment megastore of approximately 3,800 rooms on the former site of the Hacienda Hotel and Casino. The new resort, whose working title is Project Paradise, is slated to open late 1998 or early 1999. Project Paradise will feature, as its centerpiece, a 10-acre tropical environment that is expected to contain, among other attractions, a surfing beach with six-foot waves. Inside, Project Paradise will offer waterfalls, terraced gardens,

(11) Commitments and contingent liabilities (continued) -

mythical statuary and open-air restaurants set amid beautifully crafted environments, including a swan island. The cost of Project Paradise is currently estimated at approximately
$800-$900 million (excluding land) and as of July 31, 1997, $69.2 million had been incurred for this project.

     As part of its development of its Masterplan Mile, the Company will build a 400-room Four Seasons Hotel as part of the Paradise complex, providing Las Vegas visitors with a luxury "five-star" hospitality experience. This hotel, which will be owned by Circus and managed by Four Seasons Regent Hotels and Resorts, represents the first step pursuant to the Company's cooperative effort with Four Seasons to identify strategic opportunities for development of hotel and casino properties worldwide.

     The Company has funded the above projects from internal cash flows, project specific financing or its credit facility, and anticipates that future funding for such projects will be from these sources, including the $2.0 billion credit facility, of which approximately $771.9 million was utilized as of July 31, 1997.

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


             CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Unaudited)

                    RESULTS OF OPERATIONS

Earnings per Share

For the quarter ended July 31, 1997, the Company reported net income of $24.5 million, or $.26 per share, versus $7.3 million, or $.07 per share, a year ago. For the six months, net income was $62.0 million, or $.65 per share, compared to $50.8 million, or $.49 per share, in the prior year.

Results in the prior-year second quarter include asset write-offs of $40.1 million related to expansion projects, primarily the new room towers at Luxor and Circus Circus-Las Vegas, as well as $5.6 million in preopening expenses related to the June 21, 1996 opening of Monte Carlo (50% owned by the Company). Prior year results for the six months include an additional $8.2 million in asset write-offs related to the same expansion projects. Excluding the effect of the above nonrecurring items, earnings for the prior-year second quarter and six months were $.36 and $.83.

Revenues

Revenues for the Company for the three and six months ended July 31, 1997 were relatively flat with the prior year. Luxor, with 1,950 new rooms, posted significant revenue increases in both periods, up $17.2 million, or 30%, in the quarter and $26.9 million, or 23%, for the six months, though it was comparing against prior-year periods when the property experienced significant construction disruption, primarily in the second quarter. Likewise, Circus Circus-Las Vegas posted revenue increases of $2.3 million, or 4%, and $6.2 million, or 6%, for the three and six months due to 1,000 additional rooms which opened late last year, though it too was comparing against disrupted prior year periods. Monte Carlo was also a significant contributor to revenues, generating an additional $5.1 million in revenue in the second quarter and $14.6 million in the six months compared against partial periods last year. (For accounting purposes, the Company's share of the operating income of joint ventures is reflected as revenue in Earnings of Unconsolidated Affiliates.)

The above increases were largely offset by the closure of the Hacienda Hotel and Casino, which posted total revenues of $11.5 million in last year's second quarter, and $27.0 million for the six months. That property was demolished December 31, 1996 to make way for Project Paradise, a new megaresort adjacent to Luxor. Meanwhile, Excalibur's revenues declined $6.9 million, or make way for Project Paradise, a new megaresort adjacent to 9%, in the quarter and $12.1 million, or 8%, year-to-date, as that property faced significant competition from New York-New York (which opened January 3, 1997), Monte Carlo and the expanded Luxor, as well as comparing against a record prior year.
Revenues at Circus Circus-Tunica decreased 28% in both the three and six month periods, as it experienced significant construction disruption as part of its $135 million expansion. See Financial Position and Capital Resources for more detail regarding Project Paradise and the Tunica expansion.

Operating Income (excluding nonrecurring items)

For the quarter and six months ended July 31, 1997, income from operations declined $7.6 million, or 11%, and $14.5 million, or 9%, from the same periods a year ago. Depreciation was a principal factor, rising $5.9 million in the quarter and $10.8 million in the six months. The additional depreciation related primarily to the expansion projects at Luxor and Circus Circus-Las Vegas completed in the prior year. The Company's composite operating margin was 18.3% and 21.2% for the three and six months ended July 31, 1997 versus 20.4% and 22.9% for the comparable periods in the prior year. A discussion of operating results by market follows.

Las Vegas

The Company's Las Vegas properties posted overall increases in operating income of $3.8 million, or 10%, and $6.7 million, or 7%, for the three and six month periods compared to the same periods a year ago. The increases were attributable primarily to Monte Carlo (a 50% owned joint venture which opened June 21,
1996), which generated increases in operating income of $5.1 million and $14.5 million in the three and six months compared to the prior year. Overall, the Las Vegas market has been slow to absorb recent room expansions, which has negatively affected room and occupancy rates at the Company's properties, particularly Luxor.

Operating income at Luxor improved $1.3 million, or 14%, in the quarter and $4.1 million, or 17%, for the six months due largely to 1,950 new rooms which were placed in service late last year. This property also underwent substantial remodeling last year, which was significantly disruptive to prior-year results, and certain elements of this remodeling have continued into the current year. The new 1,200-seat showroom opened September 10 with the debut of Imagine, A Theatrical Odyssey. Construction is continuing on a microbrewery and night club which will open later this year, as well as the remodeling of the attractions level. The Company believes that this continued construction has had a disruptive effect on operations, though not on the scale suffered in the prior year. Furthermore, the Company believes that due to the continued phase-in of the remodeling, improvements in operating results at this property are likely to occur gradually.

At Excalibur, operating income was down $6.5 million, or 30%, in the second quarter, while year-to-date operating income was down $10.8 million, or 22%, compared to the same periods last year. Results at Excalibur have been adversely affected by new competition, particularly from the nearby New York-New York (opened January 3, 1997) and Monte Carlo, but also from the adjacent Luxor, which has been significantly expanded and remodeled.

Meanwhile, operating income at Circus Circus-Las Vegas declined 5% and 6% in the three and six month periods compared to a year ago. Despite having 1,000 new rooms in operation at virtually 100% occupancy for the quarter and six months, the Company believes that many of its new customers are spending a portion of their time visiting the newer megaresorts on the south end of the Las Vegas Strip. Furthermore, the Company believes that a number of the guests staying in the new hotel rooms represent former "walk-in" customers who were already established as gaming customers.

Reno

In Reno, the Company's combined operating income increased $3.2 million, or 38%, in the second quarter and $5.2 million, or 38%, in the six months versus the same periods last year. Strong results at Silver Legacy (50% owned by the Company) accounted for the increases, as results at Circus Circus-Reno were relatively flat with the prior year, despite a disruptive remodeling of the casino. This market has benefited from the presence of the women's national bowling tournament this year, which commenced in March and concluded in July.


Laughlin

In Laughlin, the Colorado Belle and the Edgewater posted combined decreases in operating income of $1.2 million, or 24%, and $3.9 million, or 24%, for the second quarter and six months ended July 31, 1997 versus the previous year. This market continues to suffer from difficult competitive challenges, foremost of which are the unregulated Native American casinos in Laughlin's prime central Arizona and southern California feeder markets. Competition from new resorts in Las Vegas and Primm, Nevada (formerly Stateline, Nevada) has also contributed to the erosion of Laughlin's customer base.

Riverboat Markets

In Tunica County, Mississippi, operating income at the rechristened Gold Strike Casino Resort declined significantly, down more than 50% in both the three and six month periods, due primarily to disruption from the ongoing $135 million expansion. This expansion project includes a 1,200-room hotel tower (the property currently has no rooms) and extensive rethemeing of the property into a more elegant resort. The remodeling of the casino was completed by the Labor Day weekend, while the new hotel tower is in the latter stages of construction and is expected to open in December.

Results at the Grand Victoria (a 50% owned riverboat casino in Elgin, Illinois) reflected decreases of $1.6 million and $4.7 million in the Company's share of operating income for the three and six months. These decreases were due entirely to a full second quarter's contribution to a 20% profit sharing arrangement with public entities in the city and county that began in June 1996.

Interest Expense

For the three and six months ended July 31, 1997, interest expense (excluding joint venture interest expense) increased $10.6 million and $20.1 million versus the prior year. The increase was due principally to higher average borrowings related to various construction projects (primarily the new rooms and improvements at Luxor and Circus Circus-Las Vegas completed in the prior year, and the ongoing construction of Project Paradise and the hotel tower in Tunica) and the repurchase of $341.8 million of Circus' common stock in the third and fourth quarters last year. To date, the share repurchase has had no effect on earnings per share. Average borrowings were approximately $1.5 billion and $1.4 billion for the current quarter and six months, compared against $709 million and $706 million for the same periods last year. Capitalized interest was $4.9 million and $8.5 million for the quarter and six months ended July 31, 1997 versus $3.6 million and $6.5 million in the year-ago periods. Long-term debt at July 31, 1997 stood at $1.6 billion compared to $759 million at July 31, 1996.

The Company also recorded interest expense related to joint venture projects of $4.0 million and $8.3 million in the quarter and six months ended July 31, 1997 compared to $3.6 million and $6.1 million in the previous year. This reflects the Company's 50% share of the interest expense of Silver Legacy and Monte Carlo (which opened June 21, 1996).

Income Tax

For the three and six months ended July 31, 1997, the Company's effective tax rate was approximately 37%, compared with 43.3% and 38.3% for the three and six months ended July 31, 1996. These rates reflect the corporate statutory rate of 35% plus the effect of various nondeductible expenses, including the amortization of goodwill associated with the acquisition of Gold Strike Resorts. The higher rate in the prior year second quarter was attributable to the application of the statutory rate of 35% to the asset write-offs reflected in that quarter.

Financial Position and Capital Resources

The Company had cash and cash equivalents of $76.1 million at July 31, 1997, reflecting normal daily operating requirements. The Company's pretax cash flow from operations (before asset write-offs and preopening expenses) was $94.3 million and $208.2 million for the three and six months ended July 31, 1997 versus $96.2 million and $211.9 million for the same periods last year. On the same basis of operations (excluding the effect of the Hacienda Hotel and Casino which ceased operations on December 1,
1996), cash flow was even with the prior year. In this context, pretax cash flow from operations is defined as the Company's income from operations plus noncash operating expenses (primarily depreciation and amortization). The Company has used its current year cash flow primarily to fund the construction of Project Paradise, the construction of the new hotel tower in Tunica County, Mississippi and miscellaneous other construction projects.

Capital Spending

Capital expenditures for the quarter and six months ended July 31, 1997 were $178.1 million and $302.8 million. Of these amounts, $49.3 million and $63.2 million related to the construction of Project Paradise, $34.6 million and $46.5 million related to the construction and remodeling at the Gold Strike Casino Resort in Tunica County, Mississippi, $37.0 million and $79.5 million related to the remaining elements of the Luxor expansion, $13.1 million and $19.6 million related to various renovation projects at Excalibur (primarily the casino floor expansion, wedding chapel and meeting rooms), $9.3 million and $16.4 million related to remodeling the casino at Circus Circus-Reno, $6.5 million and $10.4 million related to the remaining tower rooms being remodeled at Circus Circus-Las Vegas, and $5.1 million and $9.0 million related to the addition of a microbrewery at the Colorado Belle.

Credit Facility

On May 23, 1997, the Company amended its unsecured credit facility with its bank group, increasing the size of the facility from $1.5 billion to $2.0 billion at more favorable terms and pricing (see Note 2 of Notes to Condensed Consolidated Financial Statements). As of July 31, 1997, Circus had utilized $772 million under the facility.

Joint Ventures

The Company holds a 50% interest in and manages a joint venture (with Mirage Resorts) which developed and operates Monte Carlo, a major destination resort that opened June 21, 1996 on the Las Vegas Strip. Monte Carlo features 3,002 rooms and a 90,000-square-foot casino, with a palatial style reminiscent of the Belle Epoque, the French architecture of the late 19th century. This project had a total cost of approximately $350 million, including land and capitalized interest. The Company's equity contribution was $87.9 million, all of which had been funded as of July 31, 1997.

In July 1995, Silver Legacy, a 50/50 joint venture with the Eldorado Hotel/Casino, opened in downtown Reno, Nevada. As a condition to the joint venture's $220 million bank credit agreement (which amended and restated the joint venture's previous $230 million credit agreement), Circus is obligated under a make-well agreement to make additional contributions to the joint venture as may be necessary to maintain a minimum coverage ratio (as defined). As of July 31, 1997, the Company also had outstanding loans to the joint venture in the principal amount of $35.1 million.

New Projects

The Company has commenced construction on an entertainment megastore of approximately 3,800 rooms on the former site of the Hacienda Hotel and Casino. The new resort, whose working title is Project Paradise, is slated to open in late 1998 or early 1999. Project Paradise will feature, as its centerpiece, a 10-acre tropical environment that will contain, among other attractions, a surfing beach with six-foot waves. Inside, Project Paradise will offer waterfalls, terraced gardens, mythical statuary and open-air restaurants set amid beautifully crafted environments, including a swan island. The cost of Project Paradise is currently estimated at approximately $800-$900 million (excluding land) and as of July 31, 1997, $69.2 million had been incurred for this project.

As part of its development of its Masterplan Mile, the Company will build a 400-room Four Seasons Hotel as part of the Paradise complex, providing Las Vegas visitors with a luxury "five-star" hospitality experience. This hotel, which will be owned by Circus and managed by Four Seasons Regent Hotels and Resorts, represents the first step pursuant to the Company's cooperative effort with Four Seasons to identify strategic opportunities for development of hotel and casino properties worldwide.

At Luxor, the Company completed construction of two new hotel towers, designed in ziggurat shapes, which added 1,950 rooms to the property, bringing the total rooms base to approximately 4,400. This project also involved substantial remodeling of the property's interior spaces, especially the casino and hotel lobby. The original scope of the remodeling and expansion of Luxor was broadened to include a second hotel lobby, convention space, a redesigned attractions level, a microbrewery, a luxury health spa, a new 1,200-seat showroom, and additional restaurants and retail areas. The additional restaurants and retail areas opened in late summer, while the showroom opened September 10 with the debut of Imagine, A Theatrical Odyssey. The microbrewery and night club will open later this year, with the remodeled attractions level completed by fiscal year-end. The total cost for the expansion is approximately $400 million.


In December 1996, the Company completed construction of a 1,000-room tower addition at Circus Circus-Las Vegas, which brought the total number of rooms at Circus Circus-Las Vegas to approximately 3,800. The total cost of the project, which also included a new porte cochere, new lobby space, a retail concourse and two new restaurants, plus the refurbishment of all 1,188 rooms in the Skyrise Tower, was approximately $130 million. The Company is refurbishing the balance of the tower rooms at this property in phases. This refurbishment, expected to be completed this year, is budgeted at approximately $21 million, of which $11.3 million had been incurred as of July 31, 1997.

In Tunica County, Mississippi, the Company is constructing a 1,200-room tower addition to its casino and remodeling and retheming the property into a more elegant resort. Effective August 1, the property was rechristened Gold Strike Casino Resort. The estimated cost of this expansion is $135 million, with a projected completion in December 1997. Through July 31, 1997, the Company had incurred $53.0 million for this project.

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

The Company recently completed several other improvement projects. At Circus Circus-Reno, the Company remodeled the casino at a total cost of approximately $21 million ($18.5 million incurred through July 31, 1997), and a microbrewery was added to the Colorado Belle at a total cost of approximately $10.3 million (at July 31, 1997).

The Company has entered into an agreement to form a joint venture with the Detroit-based Atwater Casino Group to pursue one of the three licenses to be issued to own and operate a casino in Detroit, Michigan. The Atwater Casino Group is comprised of numerous Detroit-area business, education, civic and community leaders. Circus would own a 45% equity interest in the proposed project and receive a management fee. The joint venture's ability to proceed with the proposed project is contingent upon selection by the city, negotiation of a development agreement with the city and the receipt of all necessary gaming approvals and other customary conditions. Recently, the joint venture was one of seven (out of 11) groups chosen by the city to proceed to the second phase of the selection process. The city has indicated the selection of the finalists who will proceed to negotiations with the city will be announced in early November. The bidding and licensing process provides that a "preference" be granted to the two groups which supported the passage of the proposal permitting casino gaming in Detroit. Although the joint venture believes it holds such a "preference", the recognition of a preference is but one of a number of factors that will be considered by the applicable authorities in determining the finalists and issuing gaming licenses. There is no assurance the joint venture will be one of those selected in November or, if selected, as to when or whether the joint venture will ultimately be awarded one of the three licenses.

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

The collective bargaining agreement with one of the Company's largest unions expired May 31, 1997. The agreement has been extended indefinitely as negotiations continue on a new contract. The Company does not anticipate any difficulties in renewing the contract.


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






PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

     The 1997 Annual Meeting of the Company's stockholders was held on June 24, 1997. At the meeting, management's nominees, Michael S. Ensign, Michael D. McKee and Glenn W. Schaeffer, were elected to fill the three available positions as Class III directors. Voting (expressed in number of shares) was as follows: Mr. Ensign -- 85,045,051 for, 574,712 against or withheld and no abstentions or broker non-votes; Mr. McKee -- 85,041,960 for, 577,803 against or withheld and no abstentions or broker non-votes; and Mr. Schaeffer -- 85,046,411 for, 573,352 against or withheld and no abstentions or broker non-votes.

     At the meeting, stockholders approved amendments to the Company's 1989 and 1993 stock option plans and 1991 stock incentive plan. The vote on the proposal was as follows:
84,147,296 shares for, 1,137,881 shares against or withheld and 334,586 abstentions or broker non-votes.

     At the meeting, stockholders ratified the appointment of Arthur Andersen LLP as the Company's independent auditors to examine and report on its financial statements for the fiscal year ending January 31, 1998, by a vote of 85,273,753 shares for, 141,718 shares against or withheld and 204,292 abstentions or broker non-votes.

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




                                 CIRCUS CIRCUS ENTERPRISES, INC.
                                        (Registrant)



Date:  September 12, 1997      By Clyde T. Turner
                                  Clyde T. Turner
                                  Chairman of the Board and
                                  Chief Executive Officer




Date:  September 12, 1997      By Glenn Schaeffer
                                  Glenn Schaeffer
                                  President, Chief Financial
                                  Officer and Treasurer



                         INDEX TO EXHIBITS



Exhibit
  No.                        Description



27.       Financial Data Schedule for the six months ended July
          31, 1997 as required under EDGAR.