Form 10-Q
period 1997-10-31
CIRCUS CIRCUS ENTERPRISES INC
filed 1997-12-15
CIK 725549

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

                              FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      October 31, 1997

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

            Class                     Outstanding at November 30, 1997
Common Stock, $.01-2/3 par value                 95,078,883 shares


           CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

                               Form 10-Q

                                INDEX
                                                             Page No.

Part I. FINANCIAL INFORMATION

     Item 1.  Financial Statements:

              Condensed Consolidated Balance Sheets at
              October 31, 1997 (Unaudited) and January 31,
              1997.........................................       3-4

              Condensed Consolidated Statements of Income
              (Unaudited) for the Three and Nine Months
              Ended October 31, 1997 and 1996..............         5

              Condensed Consolidated Statements of Cash
              Flows (Unaudited) for the Nine Months Ended
              October 31, 1997 and 1996....................       6-7

              Notes to Condensed Consolidated Financial
              Statements (Unaudited).......................      8-18

     Item 2.  Management's Discussion and Analysis of Fi-
              nancial Condition and Results of Operations..     19-29

Part II. OTHER INFORMATION                                         30


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                  ASSETS
                                               October 31,    January 31,
                                                  1997           1997
                                               (Unaudited)
CURRENT ASSETS:

   Cash and cash equivalents................     $ 75,287     $ 69,516

   Receivables..............................       16,222       34,434

   Inventories..............................       21,361       19,371

   Prepaid expenses and other...............       33,336       28,528

        Total current assets................      146,206      151,849

PROPERTY, EQUIPMENT AND LEASEHOLD INTERESTS,
   at cost, less accumulated depreciation
   and amortization of $597,912 and $526,902,
   respectively.............................    2,328,390    1,920,032

EXCESS OF PURCHASE PRICE OVER FAIR MARKET
   value of net assets acquired, net........      377,927      385,583

NOTES RECEIVABLE............................       36,240       36,443

INVESTMENTS IN UNCONSOLIDATED AFFILIATES....      245,288      214,123

OTHER ASSETS................................       24,599       21,081

       Total Assets.........................   $3,158,650   $2,729,111




           The accompanying notes are an integral part of these condensed consolidated financial statements.


              CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share data)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      October 31,  January 31,
                                                         1997         1997
                                                      (Unaudited)
CURRENT LIABILITIES:

    Current portion of long-term debt................  $  3,044     $    379

    Accounts payable - trade ........................    21,371       22,658

    Accounts payable - construction..................    29,647       21,144

    Accrued liabilities .............................   107,505       85,587

           Total current liabilities ................   161,567      129,768

LONG-TERM DEBT ...................................... 1,710,574    1,405,897

DEFERRED INCOME TAX .................................   159,985      152,635

OTHER LONG-TERM LIABILITIES .........................     4,973        6,439

           Total liabilities ........................ 2,037,099    1,694,739

REDEEMABLE PREFERRED STOCK...........................         -       17,631

TEMPORARY EQUITY ....................................         -       44,950

STOCKHOLDERS' EQUITY:

    Common stock, $.01-2/3 par value
      Authorized - 450,000,000 shares
      Issued - 113,594,008 and 112,808,337 shares ...     1,893        1,880

    Preferred stock, $.01 par value
      Authorized - 75,000,000 shares ................         -            -

    Additional paid-in capital ......................   557,400      498,893

    Retained earnings ............................... 1,073,564      984,363

    Treasury stock (18,515,125 and 18,749,209 shares),
      at cost........................................  (511,306)    (513,345)

           Total stockholders' equity ............... 1,121,551      971,791

           Total Liabilities and
             Stockholders' Equity .................. $3,158,650   $2,729,111




            The accompanying notes are an integral part of these
                condensed consolidated financial statements.


            CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except share data)
                               (Unaudited)

                                        Three Months            Nine Months
                                      Ended October 31,       Ended October 31,
REVENUES:                             1997       1996         1997       1996
  Casino ......................... $156,440   $163,589    $ 475,677   $506,620
  Rooms ..........................   82,884     73,638      248,815    222,421
  Food and beverage ..............   54,415     53,055      163,269    163,603
  Other ..........................   37,092     35,085      109,349    116,922
  Earnings of unconsolidated
    affiliates ...................   26,895     27,753       78,769     63,961
                                    357,726    353,120    1,075,879  1,073,527
  Less-complimentary allowances...  (15,874)   (15,130)     (46,637)   (43,846)
                                    341,852    337,990    1,029,242  1,029,681
COSTS AND EXPENSES:
  Casino .........................   82,554     75,459      230,936    225,659
  Rooms ..........................   31,048     29,247       92,559     87,827
  Food and beverage ..............   50,552     50,873      150,483    154,969
  Other operating expenses .......   24,101     21,947       67,629     71,329
  General and administrative .....   57,356     58,330      172,854    169,866
  Depreciation and amortization ..   29,235     23,303       86,418     71,808
  Abandonment losses .............        -          -            -     48,309
                                    274,846    259,159      800,879    829,767

OPERATING PROFIT BEFORE CORPORATE
  EXPENSE ........................   67,006     78,831      228,363    199,914

CORPORATE EXPENSE ................    7,356      7,646       23,328     22,782

INCOME FROM OPERATIONS ...........   59,650     71,185      205,035    177,132

OTHER INCOME (EXPENSE):
  Interest, dividend and
    other income .................    7,124        462        8,571      3,108
  Interest income and guarantee
    fees from unconsolidated
    affiliate ....................    1,622      1,759        5,010      5,102
  Interest expense ...............  (21,465)   (12,973)     (65,181)   (36,546)
  Interest expense from
    unconsolidated affiliates ....   (3,870)    (4,774)     (12,131)   (10,871)
                                    (16,589)   (15,526)     (63,731)   (39,207)
INCOME BEFORE PROVISION FOR
  INCOME TAX......................   43,061     55,659      141,304    137,925

  Provision for income tax .......   15,838     20,846       52,104     52,331

NET INCOME ....................... $ 27,223   $ 34,813     $ 89,200   $ 85,594

EARNINGS PER SHARE................ $    .29   $    .34     $    .94   $    .83

  Average shares outstanding ..  95,063,866 103,259,217  94,895,291 103,426,436

          The accompanying notes are an integral part of these condensed consolidated financial statements.


             CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)
                               (Unaudited)
                                                          Nine Months
                                                       Ended October 31,
                                                       1997       1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $ 89,200   $ 85,594
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                     94,788     77,389
     (Gain) loss on disposition of fixed assets        (6,438)    47,732
     (Increase) decrease in other current assets       11,414     (8,976)
     Increase in other noncurrent assets               (3,421)    (2,970)
     Increase in interest payable                      15,423     11,514
     Increase in other current liabilities              5,208     26,658
     Increase in deferred income tax                    7,350     11,943
     Decrease in other noncurrent liabilities             (49)       (49)
     Unconsolidated affiliates' earnings in
       excess of distributions                        (29,390)   (20,749)
          Total adjustments                            94,885    142,492

          Net cash provided by operating activities   184,085    228,086

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               (494,410)  (351,045)
  Increase in construction payable                      8,503      6,851
  Increase in investments in unconsolidated
    affiliates                                         (2,085)   (34,711)
  (Increase) decrease in notes receivable                 203     (8,987)
  Proceeds from sale of equipment and other assets      7,979      2,056
  Other                                                     -     (1,270)

          Net cash used in investing activities      (479,810)  (387,106)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of senior notes                    -    199,562
  Net effect on cash of issuances and payments
    of debt with original maturities of
    three months or less                              541,386   (187,324)
  Issuances of debt with original maturities
    in excess of three months                          37,161    268,934
  Principal payments of debt with original
    maturities in excess of three months             (271,302)   (17,283)
  Exercise of stock options and warrants                6,383     17,912
  Purchases of treasury stock                          (1,300)  (128,858)
  Other                                               (10,832)      (785)

          Net cash provided by financing activities   301,496    152,158

Net increase (decrease) in cash and cash equivalents    5,771     (6,862)
Cash and cash equivalents at beginning of period       69,516     62,704
Cash and cash equivalents at end of period           $ 75,287   $ 55,842


             CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                             (In thousands)
                               (Unaudited)




                                                         Nine Months
                                                       Ended October 31,
                                                        1997       1996

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
  Interest (net of amount capitalized)               $ 47,799  $  23,312
  Income tax                                         $ 37,270  $  48,043
































         The accompanying notes are an integral part of these condensed consolidated financial statements.


         CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All information for the three and nine months ended October 31, 1997 and 1996 is unaudited.)


(1)  Principles of consolidation and basis of presentation -

     Circus Circus Enterprises, Inc. (the "Company") was incorporated February 27, 1974. The Company owns and operates hotel and casino facilities in Las Vegas, Reno, Laughlin, Jean and Henderson, Nevada and a hotel and dockside casino in Tunica County, Mississippi. It is also an investor in several unconsolidated affiliates, with operations that include a riverboat casino in Elgin, Illinois, a hotel/casino in Reno, Nevada and a hotel/casino on the Las Vegas Strip.

     The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.
Material intercompany accounts and transactions have been eliminated.

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. The results for the three and nine month periods are not necessarily indicative of results to be expected for the full fiscal year.

     Certain reclassifications have been made to the financial statements for the three and nine months ended October 31, 1996 to conform to the financial statement presentation for the three and nine months ended October 31, 1997. These reclassifications have no effect on net income.

     These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended January
31, 1997.




(2)  Long-term debt -

     Long-term debt consists of the following (in thousands):

                                        October 31,   January 31,
                                           1997          1997
                                         (Unaudited)
     Amounts due under corporate
       debt program at floating
       interest rates, weighted
       average of 5.8% and 5.6%           $742,353     $501,191
     6.45% Senior Notes due 2006
       (net of unamortized discount
       of $363 and $396)                   199,637      199,604
     7-5/8% Senior Subordinated
       Debentures due 2013                 150,000      150,000
     6-3/4% Senior Subordinated Notes
       due 2003 (net of unamortized
       discount of $91 and $103)           149,909      149,897
     7.0% Debentures due 2036
       (net of unamortized
       discount of $150 and $160)          149,850      149,840
     6.70% Debentures due 2096
       (net of unamortized discount
        of $291 and $327)                  149,709      149,673
     10-5/8% Senior Subordinated Notes
       due 1997 (net of unamortized
       discount of $7)                           -       99,993
     Amounts due under bank credit
       agreement at floating interest
       rates, weighted average of 6.1%     160,000            -
     Other notes                            12,160        6,078
                                         1,713,618    1,406,276
     Less - current portion                 (3,044)        (379)

                                        $1,710,574   $1,405,897

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

     In May 1997, the Company renegotiated its $1.5 billion unsecured credit facility, dated January 29, 1996. This agreement was replaced by a new $2.0 billion unsecured credit facility which matures on July 31, 2002 (the "Facility"). The maturity date may be extended for an unlimited number of one-year periods with the consent of the bank group. The Facility contains financial covenants regarding total debt and new venture capital expenditures and investments. The Facility is for general corporate purposes. The Company incurs commitment fees (currently 15 basis points) on the unused portion of the Facility. As of October 31, 1997, the Company had $160 million outstanding under the Facility. At such date, the Company also had $742.4 million of indebtedness outstanding under the corporate debt program thus reducing, by that amount, the credit available under the Facility for purposes other than repayment of such indebtedness. The fair value of the debt issued under the corporate debt program approximates the carrying amount of the debt due to the short-term maturities of the individual components of the debt.

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

     The Company has entered into various interest rate swaps, principally with its bank group, to manage interest expense, which is subject to fluctuation due to the variable-rate nature of the debt under the Company's corporate debt program. The Company has interest rate swap agreements under which it pays a fixed interest rate (weighted average of approximately 7.2%) and receives a variable interest rate (weighted average of approximately 5.8% at October 31, 1997) on $178 million notional amount of "initial" swaps, and pays a variable interest rate of approximately 5.8% at October 31, 1997, and receives a fixed interest rate of approximately 8.2% on $30 million notional amount of a "reversing" swap. The net effect of all such swaps resulted in additional interest expense, due to an interest rate differential which, at October 31, 1997, was approximately 0.8% on the total notional amount of the swaps. One of the initial swaps provides for quarterly reductions in the notional amount of up to $1 million. This swap has a current notional amount of $23.5 million, but declines to $22.5 million by its termination date in fiscal 1999. One of the initial swaps in the notional amount of $100 million provides that the swap will terminate two business days after any date on which three-month Libor is set at or above 9.0% on or after October 15, 2000. This swap otherwise terminates in fiscal 2008. Excluding these swaps, the initial swaps have the following termination dates: $29.5 million in fiscal 1999, $25 million in fiscal 2000 and $100 million in fiscal 2008. The reversing swap expires in fiscal 2002.

     As of October 31, 1997, under its most restrictive loan covenants, the Company was restricted as to the purchase of its own capital stock in excess of $510 million and was restricted from issuing additional debt in excess of approximately $236 million.

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

Summarized information for stock option plans is as follows:

                                           Nine Months Ended
                                           October 31, 1997

                                                      Weighted
                                                       Average
                                                      Exercise
                                         Options         Price

Outstanding at beginning of period..    7,178,560       $25.42
Granted.............................      425,000        24.25
Exercised...........................     (307,005)       21.19
Cancelled...........................     (149,900)       31.60
Outstanding at end of period........    7,146,655       $25.40

Options exercisable at end of period    4,675,550       $24.31
Options available for grant at end
  of period.........................    2,057,750

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


(4)  Stock rights (continued) -

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

(5)  Share repurchases -

     During the nine months ended October 31, 1997, the Company repurchased 38,486 shares of its common stock at a cost of $1.3 million.

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

     The Company will adopt the provisions of SFAS 128 in its fiscal 1998 annual financial statements, and all previously reported earnings per share amounts will be restated. The following table discloses the Company's pro forma earnings per share for the three and nine-month periods ended October 31, 1997 and 1996 as determined in accordance with SFAS 128.

                             Three Months         Nine Months
                           Ended October 31,   Ended October 31,
Earnings per share          1997    1996         1997    1996

As reported                 $.29    $.34         $.94    $.83
Basic                       $.29    $.34         $.94    $.83
Diluted                     $.29    $.33         $.94    $.81

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
                                         October 31,  January 31,
                                             1997        1997
                                         (Unaudited)

Circus and Eldorado Joint Venture (50%)
 (Silver Legacy, Reno, Nevada)             $ 64,313     $ 54,269
Elgin Riverboat Resort (50%)
 (Grand Victoria, Elgin, Illinois)           47,519       51,174
Victoria Partners (50%)
 (Monte Carlo, Las Vegas, Nevada)           133,456      108,680
                                           $245,288     $214,123

     The above unconsolidated affiliates operate with fiscal years ending on December 31. Summarized results of operations of the unconsolidated affiliates are as follows (unaudited, in thousands):

                                                Nine Months
                                            Ended September 30,
                                              1997        1996

Revenues                                   $501,746     $392,737
Expenses                                    355,069      267,776
Operating income                            146,677      124,961
Net income                                  122,600       96,861

     The results for the nine months ended September 30, 1996 include the operations of Windsor Casino Limited. In January 1997, the Company transferred its one-third interest in Windsor Casino Limited to the two remaining shareholders. Results for the nine months ended September 30, 1997 include a full nine months of operations of Monte Carlo, which opened June 21, 1996.



(9)  Investments in unconsolidated affiliates (continued) -

     Included in the above are revenues of the Grand Victoria of $189,375 and $181,915 for the nine months ended September 30, 1997 and 1996. The property's operating margin during those periods was 35% and 43%, respectively.

(10) Abandonment losses -

     During the nine months ended October 31, 1996, the Company wrote off $48.3 million of various assets. These write-offs included the special-effects films at Luxor ($12.0 million) which were replaced by IMAX special-format filmed attractions, structural elements demolished as part of Luxor's remodeling ($12.1 million), and fixtures and equipment at Circus Circus-Las Vegas, Excalibur and Circus Circus-Tunica replaced in the course of upgrading and expanding those properties ($16.0 million). The Company also wrote off $8.2 million of costs associated with the demolition of a people mover at Circus Circus-Las Vegas and the removal of the Nile River at Luxor.

(11) Commitments and contingent liabilities -

     In July 1995, Silver Legacy, a 50/50 joint venture with the Eldorado Hotel/Casino, opened in downtown Reno, Nevada. As a condition to the joint venture's $230 million bank credit agreement (which amended and restated the joint venture's previous $220 million credit agreement in November 1997), Circus is obligated under a make-well agreement to make additional contributions to the joint venture as may be necessary to maintain a minimum coverage ratio (as defined). As of October 31, 1997, the Company had an outstanding loan to the joint venture in the principal amount of $35.1 million at an interest rate of 10%. In November 1997, in connection with amending and restating the bank credit agreement, the entire loan balance was repaid.

     In Tunica County, Mississippi, the Company is constructing a 1,200-room tower addition to its casino, which has been remodeled. Effective August 1, 1997, the property was rechristened Gold Strike Casino Resort. The remodeled casino opened prior to the Labor Day weekend and approximately 400 of the new rooms were in service by the Thanksgiving weekend. The majority of the new rooms should be in service by Christmas. The
(11) Commitments and contingent liabilities (continued) -

estimated cost of this expansion is $135 million, and through October 31, 1997, the Company had incurred $91.4 million for this project.

     The Company is constructing an entertainment megastore of approximately 3,800 rooms on the former site of the Hacienda Hotel and Casino. The new resort, whose working title is Project Paradise, is slated to open in late 1998 or early 1999. Project Paradise will feature, as its centerpiece, a 10-acre tropical environment that will contain, among other attractions, a surfing beach with six-foot waves. Inside, Project Paradise will offer waterfalls, terraced gardens, mythical statuary and open-air restaurants set amid beautifully crafted environments, including a swan island. The cost of Project Paradise is currently estimated at approximately $800-$900 million (excluding land and a Four Seasons Hotel as discussed below) and as of October 31, 1997, $158.4 million had been incurred for this project.

     Included within Project Paradise and as part of its 3,800 rooms, will be a 440-room Four Seasons Hotel, which will provide Las Vegas visitors with a luxury "five-star" hospitality experience. This hotel, which will be owned by Circus and managed by Four Seasons Regent Hotels and Resorts, represents the first step pursuant to the Company's cooperative effort with Four Seasons to identify strategic opportunities for development of hotel and casino properties worldwide.

     The Company has funded the above projects from internal cash flows, project specific financing or its credit facility, and anticipates that future funding for such projects will be from these sources, including the $2.0 billion credit facility, of which approximately $902.4 million was utilized as of October 31, 1997.

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




             CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Unaudited)

                    RESULTS OF OPERATIONS

Earnings per Share

For the third quarter ended October 31, 1997, the Company reported net income of $27.2 million, or $.29 per share, versus $34.8 million, or $.34 per share, in the prior year. For the nine months, net income was $89.2 million, or $.94 per share, compared to $85.6 million, or $.83 per share, a year ago. Average shares outstanding were approximately 95 million for the three and nine months ended October 31, 1997 against approximately 103 million for the same periods last year. The lower average shares outstanding reflects the repurchase of 10.1 million shares of the Company's stock in the third and fourth quarters of the prior year.

Results for the three and nine months in the current year reflect a one-time gain of $6.0 million on the sale of a corporate airplane. Results for the nine months ended October 31, 1996 include asset write-offs of $48.3 million related to various expansion projects, primarily the new room towers at Luxor and Circus Circus-Las Vegas, as well as $5.6 million in preopening expenses related to the June 21, 1996 opening of Monte Carlo (50% owned by the Company). Excluding the effect of the above nonrecurring items, earnings per share for the third quarter and nine months ended October 31, 1997 were $.25 and $.90 versus $.34 and $1.17 for the same periods in the prior year.

Revenues

Revenues for the Company for the three and nine months ended October 31, 1997 were relatively even with the prior year.
Luxor, with 1,950 new rooms, posted significant revenue increases in both periods, up $26.9 million, or 51%, in the quarter and $53.8 million, or 31%, for the nine months, though it was comparing against prior-year periods when the property experienced significant construction disruption. Meanwhile, Circus Circus-Las Vegas posted revenue increases of $3.7 million, or 7%, and $9.9 million, or 6%, for the three and nine months, due to 1,000 new rooms which opened late last year, though it too was comparing against construction-disrupted periods in the prior year.

The Company's 50% interest in Silver Legacy generated strong increases in revenues, up $2.0 million, or 41%, in the third quarter and up $7.2 million, or 66%, for the nine months. Effective May 1, the Company began receiving a priority return on its investment representing approximately two-thirds of the joint venture's operating income. Also, year-to-date results benefited from the presence of the women's national bowling tournament in Reno which concluded in July. Monte Carlo was also a significant contributor to revenues in the nine months, with the Company's 50% interest generating an additional $19.5 million in revenue compared against the prior year when it was open approximately four months. (For accounting purposes, the Company's share of the operating income of joint ventures is reflected as revenue in Earnings of Unconsolidated Affiliates.)

The above increases were largely offset by the closure of the Hacienda Hotel and Casino, which posted total revenues of $11.3 million in last year's third quarter, and $38.3 million for the nine months. That property was demolished December 31, 1996 to make way for Project Paradise, a new megaresort adjacent to Luxor. Also, the Company sold its interest in Windsor Casino Limited in January 1997. That property accounted for revenues of $2.5 million and $7.4 million in the three and nine months a year ago. Meanwhile, Excalibur's revenues declined $6.7 million, or 9%, in the third quarter and $18.8 million, or 8%, year-to-date, as that property faced significant competition from New York-New York (which opened January 3, 1997), Monte Carlo and the expanded Luxor, as well as comparing against a record prior year.
Revenues at Circus Circus-Tunica decreased 17% in the third quarter and 25% for the nine months, as it experienced significant construction disruption as part of its $135 million expansion, which will be substantially completed in the fourth quarter. (See Financial Position and Capital Resources for more details regarding Project Paradise and the Tunica expansion.)

Operating Income (excluding nonrecurring items)

For the three and nine month periods ended October 31, 1997, income from operations declined $11.5 million, or 16%, and $26.0 million, or 11%, from the like periods a year ago. Depreciation was a principal factor, rising $6.6 million in the quarter and $17.4 million in the nine months. This additional depreciation related primarily to the expansion projects at Luxor and Circus Circus-Las Vegas completed in the prior year. The Company's composite operating margin was 17.4% and 19.9% for the three and nine months ended October 31, 1997 versus 21.1% and 22.3% for the same periods in the prior year. A discussion of operating results by market follows.

Las Vegas

The Company's Las Vegas properties posted an overall decrease in operating income of $5.4 million, or 12%, for the three months ended October 31, 1997 and posted an overall increase in operating income of $1.2 million, or 1%, for the nine months compared to the same periods last year. The decrease in the quarter was due principally to lower results at Excalibur, which saw operating income fall $6.8 million, or 30%, in the quarter and $17.5 million, or 25%, in the nine months. This decline in operating income was primarily the result of significant competition from New York-New York (which opened January 3,
1997), Monte Carlo and the expanded Luxor. Excalibur was also comparing against a record prior year. The year-to-date decrease at Excalibur was offset by results at Monte Carlo (a 50% owned joint venture which opened June 21, 1996), which generated a $19.5 million increase in operating income for the nine months ended October 31, 1997 compared to the prior year when it was open slightly more than four months. Overall, the Las Vegas market has been slow to absorb recent room expansions, which has negatively affected room rates and, more significantly, occupancy rates at Luxor and Excalibur.

At Luxor, operating income rose $3.5 million, or 44%, in the quarter and $7.6 million, or 24%, for the nine months due primarily to 1,950 new rooms which were placed in service late last year. This property has also undergone substantial remodeling, which was significantly disruptive to prior-year results. Certain elements of this remodeling continued into the current year, including a new 1,200-seat showroom which opened September 10 with the debut of Imagine, A Theatrical Odyssey. Construction is continuing on a microbrewery and night club which will open by the end of the year, as well as the remodeling of the attractions level. The Company believes that this continued construction has had a disruptive effect on operations, though not on the scale suffered in the prior year. Furthermore, the Company believes that due to the continued phase-in of the remodeling and the current overall weakness in the Las Vegas market, improvements in operating results at this property are likely to occur gradually.

Operating income at Circus Circus-Las Vegas rose 10% in the quarter, but declined 3% year-to-date. The property had 1,000 new rooms in operation (at virtually 100% occupancy) for the quarter and nine months versus a year ago. However, additional depreciation on the new rooms offset much of this benefit. The Company also believes that many of the new customers at Circus Circus-Las Vegas are spending a portion of their time visiting the newer megaresorts on the south end of the Las Vegas Strip. Further, the Company believes that a number of the guests staying in the new hotel rooms represent former "walk-in" customers who were already established as gaming customers.

Reno

In Reno, the Company's combined operating income was up 4% in the third quarter and 23% in the nine months, compared against the same periods last year. Results at Circus Circus-Reno compared down in the quarter and nine months, due in part to disruption from the remodeling of the casino, which was completed in November. However, this was more than offset by strong results at Silver Legacy, as previously discussed under "Revenues".

Laughlin

The Colorado Belle and the Edgewater in Laughlin posted combined decreases in operating income of $2.0 million, or 39%, and $5.9 million, or 27%, for the three and nine months ended October 31, 1997 versus the previous year. This market continues to suffer from difficult competitive challenges, foremost of which are the unregulated Native American casinos in Laughlin's prime central Arizona and southern California feeder markets. Competition from new resorts in Las Vegas and Primm, Nevada (formerly Stateline, Nevada) has also contributed to the erosion of Laughlin's customer base.

Riverboat Markets

In Tunica County, Mississippi, operating income at the rechristened Gold Strike Casino Resort declined significantly, down more than 50% in both the three and nine month periods, due primarily to disruption from the ongoing $135 million expansion. This expansion project includes a 1,200-room hotel tower (the property currently has no rooms) and extensive retheming of the property into a more elegant resort. The remodeling of the casino was completed by the Labor Day weekend, and approximately 400 of the new rooms were open by the Thanksgiving weekend. The balance of the new rooms will open in phases, with a majority of the new rooms in service by Christmas.

Results at the Grand Victoria (a 50% owned riverboat casino in Elgin, Illinois) reflected a slight increase in the Company's share of operating income in the quarter and a decrease of $4.4 million year-to-date. The year-to-date decrease was due entirely to the contribution to a 20% profit sharing arrangement with public entities in the city and county that began in June 1996. In December 1997, the Illinois legislature passed a bill to increase the gaming tax. The annual impact of this increase to the Company, based upon current year earnings, would be a $9-$10 million reduction in operating income.

Interest Expense

For the three and nine months ended October 31, 1997, interest expense (excluding joint venture interest expense) increased $8.5 million and $28.6 million versus the prior year. The increase was due principally to higher average borrowings related to various construction projects (primarily the new rooms and improvements at Luxor and Circus Circus-Las Vegas completed in the prior year, and the ongoing construction of Project Paradise and the hotel tower in Tunica) and the repurchase of $341.8 million of Circus' common stock in the third and fourth quarters last year. To date, the share repurchase has had no effect on earnings per share. Average borrowings were approximately $1.6 billion and $1.5 billion for the current quarter and nine months, compared against $822 million and $745 million for the same periods last year. Capitalized interest was $7.0 million and $15.5 million for the quarter and nine months ended October 31, 1997 versus $4.0 million and $10.5 million in the year-ago periods. Long-term debt at October 31, 1997 stood at $1.7 billion compared to $980 million at October 31, 1996. Of the $1.7 billion in borrowings at October 31, 1997, approximately $902.4 million represents borrowings subject to fluctuations in interest rates.

The Company also recorded interest expense related to joint venture projects of $3.9 million and $12.1 million in the quarter and nine months ended October 31, 1997 compared to $4.8 million and $10.9 million in the previous year. This reflects the Company's 50% share of the interest expense of Silver Legacy and Monte Carlo (which opened June 21, 1996).

Income Tax

For the three and nine months ended October 31, 1997, the Company's effective tax rate was 36.8% and 36.9%, compared with 37.5% and 37.9% for the three and nine months ended October 31,

1996. These rates reflect the corporate statutory rate of 35% plus the effect of various nondeductible expenses, including the amortization of goodwill associated with the acquisition of Gold
Strike Resorts.

Financial Position and Capital Resources

The Company had cash and cash equivalents of $75.3 million at October 31, 1997, reflecting normal daily operating requirements. The Company's pretax cash flow from operations (before nonrecurring items) was $91.6 million and $299.8 million for the three and nine months ended October 31, 1997 versus $96.5 million and $308.4 million for the same periods last year. In this context, pretax cash flow from operations is defined as the Company's income from operations plus noncash operating expenses (primarily depreciation and amortization). The Company has used its current year cash flow primarily to fund the construction of Project Paradise, the construction of the new hotel tower in Tunica County, Mississippi and miscellaneous other construction projects.

Capital Spending

Capital expenditures for the third quarter and nine months ended October 31, 1997 were $191.6 million and $494.4 million. Of these amounts, $89.2 million and $152.4 million related to the construction of Project Paradise, $38.4 million and $84.9 million related to the construction and remodeling at the Gold Strike Casino Resort in Tunica County, Mississippi, $21.4 million and $100.9 million related to the remaining elements of the Luxor expansion, $4.9 million and $24.5 million related to various renovation projects at Excalibur (primarily expansion of the casino floor, and the addition of a wedding chapel and meeting rooms), $7.3 million and $23.7 million related to remodeling the casino at Circus Circus-Reno, $9.2 million and $19.5 million related to the remaining tower rooms being remodeled at Circus Circus-Las Vegas, and $.7 million and $9.7 million related to the addition of a microbrewery at the Colorado Belle.

Credit Facility

On May 23, 1997, the Company amended its unsecured credit facility with its bank group, increasing the size of the facility from $1.5 billion to $2 billion at more favorable terms and pricing. As of October 31, 1997, Circus had utilized $902 million under the facility. During the third quarter, the Company also increased the size of its commercial paper program from $750 million to $1 billion. The commercial paper program is backed by the $2 billion credit facility (see Note 2 of Notes to Condensed Consolidated Financial Statements).

Joint Ventures

In July 1995, Silver Legacy, a 50/50 joint venture with the Eldorado Hotel/Casino, opened in downtown Reno, Nevada. As a condition to the joint venture's $230 million bank credit agreement (which amended and restated the joint venture's previous $220 million credit agreement in November 1997), Circus is obligated under a make-well agreement to make additional contributions to the joint venture as may be necessary to maintain a minimum coverage ratio (as defined). As of October 31, 1997, the Company also had outstanding loans to the joint venture in the principal amount of $35.1 million, which were repaid in November.

New Projects

The Company is constructing an entertainment megastore of approximately 3,800 rooms on the former site of the Hacienda Hotel and Casino. The new resort, whose working title is Project Paradise, is slated to open in late 1998 or early 1999. Project Paradise will feature, as its centerpiece, a 10-acre tropical environment that will contain, among other attractions, a surfing beach with six-foot waves. Inside, Project Paradise will offer waterfalls, terraced gardens, mythical statuary and open-air restaurants set amid beautifully crafted environments, including a swan island. The cost of Project Paradise is currently estimated at approximately $800-$900 million (excluding land and a Four Seasons Hotel as discussed below) and as of October 31, 1997, $158.4 million had been incurred for this project.

Included within Project Paradise and as part of its 3,800 rooms, will be a 440-room Four Seasons Hotel, which will provide Las Vegas visitors with a luxury "five-star" hospitality experience. This hotel, which will be owned by Circus and managed by Four Seasons Regent Hotels and Resorts, represents the first step pursuant to the Company's cooperative effort with Four Seasons to identify strategic opportunities for development of hotel and casino properties worldwide.

At Luxor, the Company completed construction of two new hotel towers, designed in ziggurat shapes, which added 1,950 rooms to the property, bringing the total rooms base to approximately 4,400. This project also involved substantial remodeling of the property's interior spaces, especially the casino and hotel lobby. The original scope of the remodeling and expansion of Luxor was broadened to include a second hotel lobby, convention space, a redesigned attractions level, a microbrewery, a luxury health spa, a new 1,200-seat showroom, and additional restaurants and retail areas. The additional restaurants and retail areas opened in late summer, while the showroom opened September 10. Construction is continuing on a microbrewery and night club which will open by the end of the year, as well as the remodeling of the attractions level. The total cost for the expansion is approximately $425 million.

In December 1996, the Company completed construction of a 1,000-room tower addition at Circus Circus-Las Vegas, which brought the total number of rooms at Circus Circus-Las Vegas to approximately 3,800. The total cost of the project, which also included a new porte cochere, new lobby space, a retail concourse and two new restaurants, plus the refurbishment of all 1,188 rooms in the Skyrise Tower, was approximately $130 million. The Company also recently completed refurbishing the tower rooms at this property at a total cost of approximately $21 million, of which $20.5 million had been incurred as of October 31, 1997.

In Tunica County, Mississippi, the Company is constructing a 1,200-room tower addition to its casino, which was also remodeled. Effective August 1, 1997 the property was rechristened Gold Strike Casino Resort. The remodeled casino opened prior to the Labor Day weekend and approximately 400 of the new rooms were in service by the Thanksgiving weekend. The majority of the new rooms should be in service by Christmas. The estimated cost of this expansion is $135 million, and through October 31, 1997, the Company had incurred $91.4 million for this project.

Also in Mississippi, the Company has announced that it plans to develop a hotel/casino resort on the Mississippi Gulf Coast at the north end of the Bay of St. Louis, near the DeLisle exit on Interstate 10. The planned resort will feature 1,500 rooms and has an estimated cost of $225 million. The Company has received all necessary approvals to begin construction. However, these approvals have been challenged in state and federal court, and the Company anticipates construction to begin only after final resolution of all legal actions. As presently contemplated, Circus will own 90% of the project, with a partner contributing land (up to 500 acres) in exchange for the remaining 10%.

The Company has also completed several other improvement projects this year. At Circus Circus-Reno, the Company remodeled the casino at a total cost of approximately $21 million, and a microbrewery was added to the Colorado Belle at a total cost of approximately $11.0 million.

The Company has entered into an agreement to form a joint venture with the Detroit-based Atwater Casino Group to pursue one of the three licenses to be issued to own and operate a casino in Detroit, Michigan. The Atwater Casino Group is comprised of numerous Detroit-area business, education, civic and community leaders. Circus would own a 45% equity interest in the proposed project and receive a management fee. On November 21, 1997, the joint venture was selected as one of the three groups to proceed with negotiation of a development agreement with the city. The joint venture's ability to proceed with the proposed project is contingent upon negotiation of this development agreement, as well as the receipt of all necessary gaming approvals and other customary conditions. There is no assurance when or whether the joint venture will successfully negotiate the development agreement or ultimately be awarded one of the three licenses.

The Company has entered into an agreement with Mirage Resorts, Incorporated to participate in the development of a site (which, as reported by Mirage, consists of a 181-acre site, approximately 125 acres of which are developable) located in the Marina District of Atlantic City, New Jersey. The site is the subject of an agreement between Mirage and the City of Atlantic City providing, as reported by Mirage, for the City's conveyance of the site to Mirage in exchange for its agreeing to develop a hotel-casino thereon and undertake certain other obligations.
The Company's agreement with Mirage provides for the Company to obtain sufficient land within the site for the development of a destination resort and casino of at least 2,000 rooms, including dramatic public spaces, in an architectural format that conforms to a "masterplan". While Mirage will act as master-developer for the site, Circus will own its land and its resort project, which, as presently contemplated, will connect to Mirage's resort as well as to a third resort to be developed by Boyd Gaming Corporation and Mirage. The Company's participation in the development of the site is dependent on Mirage's acquisition of the site, which is subject to the satisfaction of a number of conditions. Various governmental permits required for the development of the site have not yet been received. Additionally, as reported by Mirage, an existing Atlantic City hotel-casino operator and others have filed various lawsuits which seek to prevent Mirage's acquisition of the site and construction of road improvements to the site, thereby potentially delaying or preventing the Company's acquisition of a portion of the site from Mirage and development of a hotel-casino thereon. The ability of the Company to proceed is subject to its obtaining the requisite gaming and other approvals and licenses in New Jersey (where the Company and a wholly owned subsidiary have initiated the gaming application process), as well as the approval of the gaming authorities in various other jurisdictions. Accordingly, there can be no assurances as to whether or when the Company will proceed with the development of a hotel-casino on the site.
While neither the exact extent of the Company's proposed development nor a starting date for construction can be determined at this time, the Company is currently contemplating an investment of approximately $600-$700 million.

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





PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

     (a) The following exhibits filed as part of this report are listed on the Index to Exhibits accompanying this report.

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




                                 CIRCUS CIRCUS ENTERPRISES, INC.
                                        (Registrant)



Date:  December 12, 1997       By Clyde T. Turner
                                  Clyde T. Turner
                                  Chairman of the Board and
                                  Chief Executive Officer




Date:  December 12, 1997       By Glenn Schaeffer
                                  Glenn Schaeffer
                                  President, Chief Financial
                                  Officer and Treasurer



                         INDEX TO EXHIBITS


Exhibit
  No.                        Description

4(a). Amendment No. 1 to the $2.0 Billion Loan Agreement, by and among the Company, the Banks named therein and Bank of America National Trust and Savings Association, as administrative agent for the Banks.

4(b).     Commercial Paper Dealer Agreement, dated October 9,
          1997, between the Company and Merrill Lynch Money
          Markets Inc.

4(c).     Commercial Paper Dealer Agreement dated October 9,
          1997, between the Company and BancAmerica Robertson
          Stephens.

4(d).     Commercial Paper Dealer Agreement dated October 9,
          1997, between the Company and Credit Suisse First
          Boston Corporation.

4(e).     Issuing and Paying Agency Agreement, dated October 9,
          1997, between the Company and The Chase Manhattan Bank.

4(f). Interest Rate Cap Agreement, dated October 20, 1997, between the Company and Morgan Guaranty Trust Company of New York.

4(g). Grid Promissory Note, dated October 17, 1997, between the Company and Lyon Short Term Funding Corp.

4(h). Amendment and Restated Credit Agreement, dated November 25, 1997, by and among Circus and Eldorado Joint Venture, the Banks named therein and Bank of America National Trust and Savings Association as Administrative Agent, and the related Note, Amended and Restated Make-Well Agreement and Amended and Restated Deed of Trust.

10(a). Operating Agreement, dated October 7, 1997, by and between Circus Circus Michigan, Inc. and Atwater Casino
          Group, L.L.C.

27.       Financial Data Schedule for the nine months ended
          October 31, 1997 as required under EDGAR.