Form 10-K/A
period 1997-01-31
CIRCUS CIRCUS ENTERPRISES INC
filed 1998-03-13
CIK 725549

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

Item 8 is amended and restated as follows solely for the purpose of including the financial statements of Elgin Riverboat Resort - Riverboat Casino for the year ended December 31, 1997 as required by Rule 3-09 of Regulation S-X. Item 14 is also amended and restated to include the consent of independent public accountants relating to the above-mentioned financial statements.

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

Year Ended January 31, 1996
(in thousands, except per share amounts)

                               1st       2nd       3rd       4th
                             Quarter   Quarter   Quarter   Quarter    Total
Revenue                     $295,033  $326,766  $354,206  $323,591  $1,299,596
Income from operations        71,046    24,365    88,399    67,563     251,373
Income before income tax      61,367    12,885    76,187    55,320     205,759
Net income                    39,400     7,281    46,584    35,633     128,898
Earnings per share          $   0.46  $   0.08  $   0.45  $   0.35  $     1.33



Balance Sheets
December 31, 1997 and 1996


          ASSETS                        1997            1996

Current assets:
 Cash and cash equivalents         $ 36,879,271      $23,469,117
 Accounts receivable                     80,370          187,041
 Inventories                            390,275          318,505
 Prepaid expenses                     1,930,296        1,910,001

     Total current assets            39,280,212       25,884,664

Property and equipment, net          89,110,218       96,284,167

Other assets                            237,120          965,498

     Total assets                  $128,627,550     $123,134,329

     LIABILITIES AND PARTNERS' EQUITY

Current liabilities:
 Accounts payable                   $    433,407         434,758
 Accrued liabilities                  33,286,291      18,707,675

     Total current liabilities        33,719,698      19,142,433

     Total liabilities                33,719,698      19,142,433

Partners' equity                      94,907,852     103,991,896

     Total liabilities and partners'
       equity                       $128,627,550    $123,134,329












The accompanying notes are an integral part of these financial statements.


Statements of Operations
for the years ended December 31, 1997, 1996 and 1995


                                 1997          1996          1995

Revenues:
  Casino                     $241,943,689  $233,074,809   $203,839,260
  Food and beverage            18,550,330    17,148,086     14,301,126
  Admissions and other          9,808,754     9,441,806      8,706,203

                              270,302,773   259,664,701    226,846,589

Less: promotional allowances  (18,664,088)  (16,243,962)   (12,146,655)

                              251,638,685   243,420,739    214,699,934

Operating expenses:
  Casino                       99,702,338    92,886,998     78,707,606
  Food and beverage             6,612,865     7,280,565      7,970,113
  General and administrative   37,431,032    24,972,009     10,479,451
  Depreciation and
   amortization                 8,528,455     8,216,672      7,899,232
  Other operating expenses     10,713,224    10,299,447      8,494,846

                              162,987,914   143,655,691    113,551,248

Operating income               88,650,771    99,765,048    101,148,686

Other income (expense):
  Interest income                 990,908       300,206        272,850
  Interest expense                      -             -        (13,010)
  Loss on asset disposal         (225,723)     (100,014)             -

                                  765,185       200,192        259,840

Net income                   $ 89,415,956  $ 99,965,240   $101,408,526









   The accompanying notes are an integral part of these financial statements.




Statements of Partners' Equity
for each of the three years ended December 31, 1997


                                 Nevada
                                 Landing
                               Partnership    RBG, L.P.      Total


Balance, January 1, 1995       $52,509,065  $52,509,065  $105,018,130

Net income                      50,704,263   50,704,263   101,408,526

Distributions to partners      (46,500,000) (46,500,000)  (93,000,000)

Balance, December 31, 1995      56,713,328   56,713,328   113,426,656

Net income                      49,982,620   49,982,620    99,965,240

Distributions to partners      (54,700,000) (54,700,000) (109,400,000)

Balance, December 31, 1996      51,995,948   51,995,948   103,991,896

Net income                      44,707,978   44,707,978    89,415,956

Distributions to partners      (49,250,000) (49,250,000)  (98,500,000)

Balance, December 31, 1997     $47,453,926  $47,453,926  $ 94,907,852


















 The accompanying notes are an integral part of these financial statements.


Statements of Cash Flows
for each of the three years ended December 31, 1997

                                       1997          1996          1995

Cash flows from operating activities:
 Net income                         $ 89,415,956  $ 99,965,240 $101,408,526
 Adjustments to reconcile net
   income to net cash provided
   by operating activities:
 Depreciation and amortization         8,528,455     8,216,672    7,899,232
 Net loss from sale of asset             225,723       100,014            -
 Increase (decrease) in cash
   attributable to changes in
   assets and liabilities:
     Accounts receivable                 106,671       (50,225)     (43,361)
     Inventories                         (71,770)     (143,556)     (32,634)
     Prepaid expenses                    (20,295)       97,659     (477,345)
     Other assets                        728,378       546,359      624,612
     Accounts payable                     (1,351)     (241,254)    (227,722)
     Accrued expenses                 14,578,616    14,673,505    2,020,900

       Net cash provided by
         operating activities        113,490,383   123,164,414  111,172,208

Cash flows from investing activities:
  Capital expenditures                (1,788,594)   (2,593,361)  (2,294,242)
  Proceeds from sale of fixed assets     208,365        51,000
  Payments of construction costs
    payable                                    -             -   (5,143,500)

        Net cash used in investing
          activities                  (1,580,229)   (2,542,361)  (7,437,742)

Cash flows from financing activities:
  Distributions to partners          (98,500,000) (109,400,000) (93,000,000)
  Payments on notes payable                    -      (116,119)  (7,498,575)

        Net cash used in provided by
          financing activities       (98,500,000) (109,516,119)(100,498,575)

        Net increase in cash and cash
          equivalents                 13,410,154    11,105,934    3,235,891

Cash and cash equivalents,
  beginning of year                   23,469,117    12,363,183    9,127,292



Statements of Cash Flows
for each of the three years ended December 31, 1997 (continued)

                                         1997          1996          1995

Cash and cash equivalents,
 end of year                        $ 36,879,271  $ 23,469,117  $12,363,183

Noncash financing and investing
  activities:

 Vendor financing for equipment
  purchases                                                     $   696,711

 Conversion of construction costs
  payable to note payable, net of
  vendor financing                                              $   480,597





























The accompanying notes are an integral part of these financial statements



Notes to Financial Statements

1.   Business

     Elgin Riverboat Resort - Riverboat Casino ("Joint Venture"), doing business as the Grand Victoria Casino, was formed in December 1992, as a partnership, under a Joint Venture Agreement between Nevada Landing Partnership and RBG, L.P., in which each partner owns a fifty percent interest.

     The Joint Venture is licensed by the Illinois Gaming Board ("IGB") to own and operate a riverboat casino on the Fox River in Elgin, Illinois. The original license, issued on October 6, 1994, was valid for a three year term. The license was renewed on October 21, 1997 for a one-year period.

2.   Summary of Significant Accounting Policies

     Casino Revenues

     In accordance with industry practice, the Joint Venture recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses.

     Promotional Allowances

     The retail value of admissions, food and beverage, and other complimentary items furnished to customers without charge is included in gross revenue and then deducted as promotional allowances. Additionally, the estimated costs of providing such promotional allowances have been included in casino expenses as follows:

                               1997           1996          1995

Admissions and other      $ 10,503,250   $ 10,285,198   $ 10,762,515
Food and beverage            8,276,075      6,470,703      3,596,327

                          $ 18,779,325   $ 16,755,901   $ 14,358,842

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

     Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Notes to Financial Statements, continued

2.   Summary of Significant Accounting Policies, continued

     Reclassifications

     Certain 1995 amounts have been reclassified to conform to the 1996 and 1997 presentation.

3.   Property and Equipment:

     A summary of property and equipment at December 31, 1997 and 1996 is as follows:

                                          1997           1996

     Buildings                        $ 29,070,069   $ 29,170,069
     Riverboat                          52,799,655     52,799,655
     Land improvements                   5,501,167      5,501,167
     Furniture, fixtures and
       equipment, gaming and
       computer equipment               27,875,396     26,708,592
     Construction in progress               25,655         73,068

        Total property and
            equipment                  115,271,942    114,252,551

    Less: accumulated depreciation
       and amortization                 26,161,724     17,968,384

    Property and equipment, net       $ 89,110,218   $ 96,284,167

4.   Accrued Liabilities

     A summary of accrued liabilities at December 31, 1997 and 1996 is as follows:

                                                1997          1996

     Accrued "Grand Victoria Foundation"
        & Kane County donation             $ 24,159,571    $ 12,048,872
     Accrued payroll, vacation and
        related taxes                         2,254,851       1,872,365
     Reserve for slot club redemptions        1,648,114       1,603,346
     Accrued rent expense                       920,222         932,696
     Accrued property taxes                     794,015         741,842
     Reserve for progressive jackpots         1,838,535         421,373
     Unredeemed chip/token liability            589,754         339,848


Notes to Financial Statements, continued

4.   Accrued Liabilities, continued

                                                  1997          1996

     Accrued dealers tips                       382,997         338,384
     Accrued gaming and sales taxes             257,771         171,243
     Kane County Forest Preserve trust
        agreement                               125,000         125,000
     Other                                      315,461         112,706

       Total accrued liabilities           $ 33,286,291    $ 18,707,675

5.   Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents approximate fair value because of the short maturity of these instruments.

6.   Leases

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



Notes to Financial Statements, continued

6.   Leases, continued

     During the construction of the riverboat casino facility, certain costs were incurred by the Joint Venture on behalf of the City of Elgin (the "City") which will be utilized to offset the future percentage rent payments described in (ii) above. The remaining unrecovered costs as of December 31, 1997 and 1996 were $913,098 and $1,643,576, respectively, and are included in prepaid expenses and other assets.

     The future minimum lease commitments under the ground lease as of December 31, 1997 are as follows:

          1998                $    107,195
          1999                     107,195
          2000                     107,195
          2001                     107,195
          2002 and thereafter      296,227

     Rent expense for the years ended December 31, 1997, 1996 and 1995 were $3,890,851, $3,781,229, and $186,599, respectively.

7.   Commitments

     Pursuant to an agreement with the City of Elgin, the Joint Venture has guaranteed that the City shall receive at least $500,000 annually resulting from a combination of lease payments and admission taxes. For each of the three years ended December 31, 1997, 1996 and 1995, the Joint Venture has paid amounts in excess of the guarantee. Additionally, the Agreement requires the Joint Venture to pay the City $350,000 per year, for five years to defray additional law enforcement costs estimated to be incurred by the City.

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


Notes to Financial Statements, continued

7.   Commitments, continued

     development programs in the region. The total commitment is equal to 20% of adjusted net operating income ("ANOI"), as defined, after the cumulative after tax ANOI exceeds the Joint Venture's total investment cost, as defined, incurred in connection with the development of the riverboat casino facility. This commitment must be paid within 120 days of the end of the fiscal year for which it has been calculated. The Joint Venture has applied the same federal and state income tax rates that were applied in the percentage rent calculation of the Ground Lease (see Note 6). During 1996, ANOI exceeded the Joint Venture's total investment costs and the Joint Venture began accruing for this donation expense. Donation expense for the years ended December 31, 1997 and 1996 were $23,993,096 and $12,219,654, respectively.

8.   Related Party Transactions

     During 1996, the employment of four key employees of the Joint Venture was transferred to one of the partners of the Joint Venture. Salary, bonus and related taxes are paid by the Joint Venture partner. The Joint Venture partner is then reimbursed by the Joint Venture for these expenses.

9.   Profit Sharing Plan

     The Joint Venture contributes to a defined contribution plan which provides for contributions in accordance with the plan document. The plans cover substantially all employees. The Joint Venture contributes a set dollar amount to all eligible employees as well as a matching contribution of 25% of employee contributions limited to specified dollar amount as stated in the plan document. Joint Venture contributions to the plan amounted to $293,261 and $211,051 in 1997 and 1996, respectively.




Report of Independent Accountants

To the Partners of the Elgin Riverboat Resort -
   Riverboat Casino

We have audited the accompanying balance sheets of the Elgin Riverboat Resort - Riverboat Casino ("Joint Venture") as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Elgin Riverboat Resort - Riverboat Casino as of December 31, 1997 and 1996, and the results of its operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.





Coopers & Lybrand L.L.P.

Chicago, Illinois
January 21, 1998


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K.

     (a)(1)    Consolidated Financial Statements:

CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES            Page

Consolidated Balance Sheets as of January 31, 1997 and
1996...................................................      38*

Consolidated Statements of Income for the three years
ended January 31, 1997.................................      39*

Consolidated Statements of Cash Flows for the three
years ended January 31, 1997...........................      40*

Consolidated Statements of Stockholders' Equity for
the three years ended January 31, 1997.................      41*

Notes to Consolidated Financial Statements.............      42*

Report of Independent Public Accountants...............      54*

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

3(ii).    Restated Bylaws of the Company dated November 30,
          1996.**

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

4(g). Amendment No. 4 to the $1.5 Billion Loan Agreement, by and among the Company, the Banks named therein and Wells Fargo Bank, N.A., as administrative agent.**

4(h). Rate Swap Master Agreement, dated as of October 24, 1986, and Rate Swap Supplements One through Four. (Incorporated by reference to Exhibit 4(j) to the Company's Current Report on Form 8-K dated December 29, 1986.)

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

10(d).*   Amended and Restated 1989 Stock Option Plan of the
          Company, dated April 25, 1997.**

10(e).*   Stock Purchase Warrant Plan.   (Incorporated by
          reference to Exhibit 4(a) to the Company's Registration
          Statement (No. 33-29014) on Form S-8.)

10(f).*   Amended and Restated 1991 Stock Incentive Plan of the
          Company, dated April 25, 1997.**

10(g).*   Amended and Restated 1993 Stock Option Plan of the
          Company, dated April 25, 1997.**

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

10(x).   Amendment No.1 to the Amended and Restated Credit
         Agreement of Circus and Eldorado Joint Venture, dated
         April 4, 1997 and related Amendment No. 1 to the
         Amended and Restated Deed of Trust.**

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

10(ccc). Amendment No.6 to the Victoria Partners Loan Agreement, dated as of April 12, 1997.**


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


10(kkk). Stock Transfer Agreement, dated January 23, 1997, by and between the Company, Windsor Casino Limited, Windsor Casino Supplies Limited and Windsor Casino Financial Limited and Caesars World, Inc., Conrad International Investment Corporation and Hilton Hotels Corporation.**

10(lll).*     Description of Consulting Plan adopted June 21, 1996.**

13. Portions of the Annual Report to Stockholders for the Year Ended January 31, 1997 specifically incorporated by reference as part of this Report.**

21.      Subsidiaries of the Company.**

23.      Consent of Arthur Andersen LLP.**  (See page 57.)***

23(b).   Consent of Coopers & Lybrand L.L.P.

27.      Financial Data Schedule for the year ended January 31,
         1997 as required under EDGAR.**
_____________
* This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report.

** This exhibit was included in the original filing of this Report.

*** This page reference is to such page of this Report, as originally filed.

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

                                 CIRCUS CIRCUS ENTERPRISES, INC.

Dated:  March  11, 1998           By:Glenn Schaeffer
                                    Glenn Schaeffer, President
                                    and Chief Financial Officer


                            INDEX TO EXHIBITS
                                FORM 10-K/A
                             (AMENDMENT NO. 1)
                             Fiscal Year Ended
                             January 31, 1997
Exhibit
Number

23(b).   Consent of Coopers & Lybrand L.L.P.


                                                  EXHIBIT 23(b)




                    CONSENT OF INDEPENDENT ACCOUNTANTS



We consent to the incorporation of our report dated January 21, 1998 relating to the financial statements of the Elgin Riverboat Resort-Riverboat Casino (a Joint Venture) as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997 included (or incorporated by reference) into the filing on Form 10-K/A on or about March 10, 1998, of Circus Circus Enterprises, Inc. (the "Company") for the year ended January 31, 1997, into the Company's previously filed Form S-8 Registration Statements File Nos. 2-91950, 2-93578, 33-18278, 33-29014, 33-39215, 33-56420 and 33-53303 and into the Company's previously filed Form S-3 Registration Statements File Nos. 33-65359 and 333-16327.

We also consent to the reference to our firm under the caption
"Experts".





Coopers & Lybrand L.L.P.

Chicago, Illinois
March 9, 1998