Form 10-K
period 1998-01-31
CIRCUS CIRCUS ENTERPRISES INC
filed 1998-04-30
CIK 725549

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended    January 31, 1998
                   OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to


Commission File Number                  1-8570

                                 CIRCUS CIRCUS ENTERPRISES, INC.
     (Exact name of Registrant as specified in its charter)

          Nevada                           88-0121916
State or other jurisdiction of    (I.R.S. Employer Identification
incorporation or organization)                No.)

2880 Las Vegas Boulevard South, Las Vegas, Nevada  89109-1120

(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:(702) 734-0410

Securities registered pursuant to Section 12(b) of the Act:

                                 Name of Each Exchange
Title of Each Class               on which Registered
Common Stock, $.01-2/3          New York Stock Exchange and
     Par Value                         Pacific Exchange
Common Stock Purchase Rights     New York Stock Exchange and
                                       Pacific Exchange

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock of the Registrant held by persons other than the Registrant's directors and executive officers as of April 20, 1998 (based upon the last reported sale price on the New York Stock Exchange on such date) was $1,598,200,968.

    The number of shares of Registrant's Common Stock, $.01-2/3 par value, outstanding at April 20, 1998: 95,129,383.

                    DOCUMENTS INCORPORATED BY REFERENCE
    PART II - Portions of the Registrant's Annual Report to
Stockholders for the year ended January 31, 1998 are incorporated by reference into Items 7 through 8, inclusive.

    PART III - Portions of the Registrant's definitive proxy statement in connection with the annual meeting of stockholders to be held on June 18, 1998, are incorporated by reference into Items 10 through 13, inclusive.

                                  PART I

ITEM 1.  BUSINESS.

General

    Circus Circus Enterprises, Inc. (the "Company"), which was incorporated in 1974, currently owns and operates, through wholly owned subsidiaries, nine hotel-casino properties in Nevada with a total of 17,694 guest rooms. These properties include (i) three hotel/casinos in Las Vegas (Circus Circus-Las Vegas, Luxor and Excalibur), (ii) the Circus Circus Hotel and Casino in Reno,
(iii) the Colorado Belle Hotel and Casino and the Edgewater Hotel and Casino which are located on the Colorado River in Laughlin,
(iv) Gold Strike Hotel and Gambling Hall and the Nevada Landing Hotel & Casino in Jean, and (v) Railroad Pass Hotel and Casino in Henderson. The Company also owns and operates a dockside casino situated on a 24-acre site in Tunica County, Mississippi, which includes a 1,066 room hotel tower placed in service during late 1997 and early 1998. It also operates two smaller casinos on the Las Vegas Strip, Slots-A-Fun (which the Company also owns) and the Silver City Casino (which the Company operates under a lease which expires in October 1999). For additional information concerning the properties owned and operated by the Company, see
 Description of the Company s Operating Hotels and Casinos in this Item 1.

    The Company, through wholly owned subsidiaries, is a 50% participant in (i) a joint venture (the Las Vegas Joint Venture ) which owns and operates Monte Carlo, a hotel-casino on the Las Vegas Strip which opened in June 1996, (ii) a joint venture (the "Elgin Joint Venture") which owns and operates the Grand Victoria, a riverboat casino, and a related land-based entertainment complex located in Elgin, Illinois, and (iii) a joint venture (the "Reno Joint Venture") which owns and operates Silver Legacy, a hotel-casino located in downtown Reno that opened in July 1995 and is situated between (and connected by enclosed climate-controlled skyways to) Circus Circus-Reno and another hotel-casino owned and operated by an affiliate of the other participant in the Reno Joint Venture. For additional information concerning the properties with which the Company is involved through the aforementioned joint ventures, see "Joint Venture Participation" in this Item 1.

    For information concerning the Company s current expansion activities, including Mandalay Bay, a 3,700 room hotel-casino resort being constructed by the Company on the Las Vegas Strip and its participation in a joint venture which has been selected to develop one of three casinos permitted to be developed in Detroit, Michigan (the "Detroit Joint Venture"), see
 Current Expansion Activities  in this Item 1.

    Unless the context otherwise indicates, all references to the Company are to Circus Circus Enterprises, Inc. and its subsidiaries.

Description of the Company's Operating Hotels and Casinos

    Set forth below is certain information as of January 31, 1998, concerning the properties (with the exception of Silver City, which is leased) that are owned and operated by the Company Such properties are more fully described following the table.

                        Company Operated Properties


                           Hotel    Square                Gaming      Parking
Location/Property          Rooms    Footage   Slots (1)   Tables (2)  Spaces

Las Vegas, Nevada
  Circus Circus            3,744    109,000      2,429         75      4,700
  Luxor                    4,425    120,000      2,119        106      3,200
  Excalibur                4,000    110,000      2,471         80      4,000
  Silver City                  -     18,200        448         19        350
  Slots-A-Fun                  -     16,700        540         26          -

Reno, Nevada
  Circus Circus            1,605     60,000      1,791         65      3,000

Laughlin, Nevada
  Colorado Belle           1,226     64,000      1,254         40      1,700
  Edgewater                1,450     44,000      1,286         42      2,300

Jean, Nevada
  Gold Strike                813     37,000      1,080         22      2,100
  Nevada Landing             303     36,000      1,050         21      1,400

Henderson, Nevada
  Railroad Pass              120     21,000        406          9        600

Tunica County, Mississippi
  Gold Strike              1,066     48,000      1,231         46      1,400
__________________
(1) Includes slot machines and other coin-operated devices.

(2) Generally includes blackjack ( 21 ), craps, pai gow poker, Caribbean stud poker, wheel of fortune and roulette. Each property also offers poker. With the exception of Silver City, Slots-A-Fun and Gold Strike-Tunica, each property also offers keno, and, with the exception of Silver City, Slots-A-Fun, the two Gold Strike properties and Railroad Pass, each property offers a race and/or sports book.
                             ________________

Las Vegas, Nevada

 Circus Circus-Las Vegas.  Circus Circus-Las Vegas, the
Company's original property, is a circus-themed hotel and casino complex situated on approximately 69 acres on the north end of the Las Vegas Strip. From a "Big Top" above the casino, Circus Circus-Las Vegas offers its guests a variety of circus acts performed daily, free of charge. A mezzanine area overlooking the casino has a circus midway with carnival-style games and an arcade that offers a variety of amusements and electronic games. Three specialty restaurants, a buffet with a seating capacity of approximately 1,200, two coffee shops, three fast food snack bars, several cocktail bars and a variety of gift shops and specialty shops are also available to the guests at Circus Circus-Las Vegas. Grand Slam Canyon, an "adventuredome" covering approximately five acres, offers theme park entertainment that includes a high-speed, double-loop, double-corkscrew roller coaster, a coursing river flume ride on white-water rapids, several rides and attractions designed for preschool age children, themed carnival-style midway games, a state-of-the-art arcade, a 65-foot waterfall, animated life-size dinosaurs, food kiosks and souvenir shops, all in a climate-controlled setting under a giant space-frame dome. Circus Circus-Las Vegas also offers accommodations for approximately 384 recreational vehicles at the property's Circusland RV Park.

 Luxor. Luxor, which opened in October 1993, is an Egyptian-themed hotel and casino complex which features a 30-story pyramid and two 22-story hotel towers. The hotel towers, which added 1,950 rooms by the end of February 1997, were part of an expansion program at Luxor which also added 20,000 square feet of convention space, extensively remodeled the casino level of the pyramid which included the addition of 20,000 square feet of casino space, relocated the hotel s front desk, reworked the front entrance, relocated and rethemed the buffet and connected Luxor to Excalibur by a climate-controlled skyway with moving walkways. The expansion program, which was substantially completed during fiscal 1998, also included the reworking of the attractions level, the addition of a new restaurant, a multi-purpose showroom and a nightclub. Situated at the south end of the Las Vegas Strip on a 64-acre site adjacent to Excalibur, Luxor features a food and entertainment area on three different levels beneath a soaring hotel atrium. The pyramid s hotel rooms can be reached from the four corners of the building by state-of-the-art "inclinators" which travel at a 39-degree angle. Above the pyramid s casino, a series of special-format filmed attractions are designed to seemingly transport visitors to extraordinary places of times past, present and future. Luxor's other public areas include a buffet with a seating capacity of approximately 800, seven restaurants including two gourmet restaurants, as well as a snack bar, a food court featuring national fast food franchises, several cocktail lounges and a variety of specialty shops.

  Excalibur. Excalibur is a castle-themed hotel and casino complex situated on the south end of the Las Vegas Strip on a 53-acre site adjacent to Luxor. Excalibur, which is connected to Luxor by a new climate-controlled skyway with moving walkways, offers its guests more than 400,000 square feet of public entertainment area, including the casino. Excalibur's other public areas include a Renaissance faire, a medieval village, an amphitheater with seating capacity of nearly 1,000 where nightly mock jousting tournaments and costume drama are presented, two dynamic motion theaters, various artisans' booths and medieval games of skill. In addition, Excalibur has a buffet with a seating capacity of approximately 1,300, eight themed restaurants, as well as several snack bars, cocktail lounges and a variety of specialty shops.

Reno, Nevada

  Circus Circus-Reno. Circus Circus-Reno is a circus-themed hotel and casino complex situated in downtown Reno, Nevada. From a "Big Top" above the casino, Circus Circus-Reno offers its guests a variety of circus acts performed daily free of charge. A mezzanine area has a circus midway with carnival-style games and an arcade that offers a variety of amusements and electronic games. The facilities at Circus Circus-Reno also include two specialty restaurants, a buffet with a seating capacity of approximately 450, a coffee shop, a deli/bakery, a fast food snack bar, cocktail lounges, a gift shop and specialty shops. For information concerning the Company's participation in a joint venture which owns and operates Silver Legacy, a casino, hotel and entertainment complex which is connected to Circus Circus-Reno by an enclosed skywalk, see "Joint Venture Participation -- Reno Joint Venture" in this Item 1.

Laughlin, Nevada

  Colorado Belle. The Colorado Belle Hotel and Casino is situated on a 22-acre site on the bank of the Colorado River (with 1,080 feet of river frontage) in Laughlin, Nevada, approximately 90 miles south of Las Vegas. The Colorado Belle, which features a 600-foot replica of a Mississippi riverboat, includes among its facilities a 350-seat buffet, a coffee shop, three specialty restaurants, a microbrewery, fast food snack bars, and cocktail lounges as well as a gift shop and other specialty shops.

  Edgewater. The Edgewater Hotel and Casino is situated on a 16-acre site adjacent to the Colorado Belle in Laughlin, Nevada with approximately 1,640 feet of frontage on the Colorado
River. The Edgewater's facilities include a specialty restaurant, a coffee shop, a buffet with a seating capacity of 735, a snack bar and cocktail lounges.

Jean, Nevada

  Gold Strike.  Gold Strike Hotel & Gambling Hall is an
"old west" themed hotel-casino located on approximately 51 acres of land on the east side of I-15, the primary thoroughfare between Las Vegas and southern California. The property includes, among other amenities, several restaurants, a gift shop, an arcade, a swimming pool and spa and a banquet center equipped to serve 260 people. The casino has a stage bar with regularly scheduled live entertainment and a casino bar.

  Nevada Landing. Nevada Landing Hotel & Casino is a turn-of-the-century riverboat themed hotel-casino located on approximately 55 acres of land across I-15 from Gold Strike. The property includes a 72-seat Chinese restaurant, a full-service coffee shop, a buffet, a snack bar, a gift shop, a swimming pool and spa and a 300-guest banquet facility.

Henderson, Nevada

  Railroad Pass. Railroad Pass Hotel & Casino is situated on approximately 56 acres along US-93, the direct route between Las Vegas and Phoenix, Arizona. The property includes, among other amenities, two bars, two full-service restaurants, a buffet, gift shop, swimming pool and a 194-guest banquet facility. In contrast with the Company's other Nevada properties, Railroad Pass caters to local residents, particularly from Henderson, who often prefer the informal, friendly atmosphere and easy access of Railroad Pass over the casinos on the Las Vegas Strip.

Tunica County, Mississippi

  Gold Strike-Tunica.   Gold Strike Casino Resort
(formerly Circus Circus-Tunica) is a dockside casino situated on a 24-acre site along the Mississippi River in Tunica County, Mississippi, approximately three miles west of Mississippi State Highway 61 (a major north/south highway connecting Memphis, Tennessee with Tunica County) and approximately 20 miles south of Memphis. In late 1996, the Company commenced construction of a 31-story hotel tower, with 1,066 rooms, which was completed and placed in service during late 1997 and early 1998. During 1997, the property s original Circus-themed casino and related facilities were remodeled and rethemed into a more elegant resort. The current facilities at Gold Strike-Tunica include an 800-seat showroom, a coffee shop, a specialty restaurant, a 500-seat buffet, a snack bar and several cocktail lounges.

  Gold Strike-Tunica is part of a three-casino development covering approximately 72 acres. The other two casinos are owned and operated by unaffiliated third parties. The Company also owns an undivided one-half interest in an additional 388 acres of land which may be used for future development.

Marketing

  Generally, the Company follows a marketing and operating philosophy which emphasizes high-volume business by providing moderately priced hotel rooms, food and beverage and alternative entertainment in combination with the gaming activity. The Company also maintains stringent cost controls which are exemplified by a general policy of offering minimal credit for gaming customers at all of the Company's properties except Luxor. During fiscal 1998, Luxor began extending credit to gaming customers in an effort to attract a different segment of the gaming market.

  The Company's current operations at each of its casinos are conducted 24 hours a day, every day of the year. The Company does not consider its business to be highly seasonal, although its operating income is typically somewhat lower in the fourth quarter. Management emphasizes courteous and prompt service to its customers and aspires to a high standard of excellence in all of its operations.

  The Company believes it has been able to maintain high occupancy rates at its hotels, in part, due to the modest prices charged for its rooms and its policy of assisting customers who cannot be accommodated at its properties. For the years ended January 31, 1998, 1997, and 1996, the combined occupancy rate of the Company s hotels (excluding complementaries but including nonrefunded prepaid cancellations, and including each hotel acquired by the Company during such three-year period only for the portion of such period commencing with such acquisition) was approximately 87.5%, 93.2% and 93.5%, respectively.

  Circus Circus-Las Vegas and Circus Circus-Reno, which together contributed 25% of the Company's revenues in the year ended January 31, 1998 (and 24% and 27%, respectively, in the years ended January 31, 1997 and 1996), have popular buffets, attractive because of their variety, quality and low price. From a "Big Top" above the casino, both properties offer a variety of circus acts performed free of charge to the public from 11 a.m. to midnight daily. A mezzanine area overlooking each casino has a circus midway with carnival-style games and an arcade that offers a variety of amusements and electronic games. Grand Slam Canyon, an adventuredome, offers additional theme park attractions at Circus Circus-Las Vegas.

  Excalibur, which contributed 21% of the Company's revenues in the year ended January 31, 1998 (and 23% in each of the years ended January 31, 1997 and 1996), attracts customers in the same manner as the Company's two circus-themed Nevada properties by offering quality rooms, food and entertainment at moderate prices. By way of entertainment, the medieval castle-themed Excalibur offers a medieval village, an amphitheater where mock tournaments and costume drama are presented, dynamic motion theaters, various artisans' booths and medieval games of skill.

  Luxor contributed 23% of the Company's revenues in the year ended January 31, 1998 (and 17% and 20%, respectively, in the years ended January 31, 1997 and 1996). This property offers a level of entertainment and hotel accommodations which is designed to attract the higher income segment of the middle-income strata of gaming customers. Designed with an Egyptian theme, Luxor s 30-story pyramid offers its guests a tri-level entertainment area which includes special-format filmed attractions designed to seemingly transport visitors to extraordinary places of times past, present and future. An expansion program completed at the Luxor in 1997 added 1,950 new hotel rooms, a new spa, 20,000 square feet of convention space, a new multi-purpose showroom and a nightclub.

  The Colorado Belle and Edgewater together contributed
12% of the Company's revenues in the year ended January 31, 1998 (and 12% and 13%, respectively, in the years ended January 31, 1997 and 1996). These properties offer quality rooms, food and entertainment at moderate prices. The Colorado Belle offers a classic Mississippi riverboat theme, complete with a 60-foot paddle wheel. The Edgewater's southwestern motif provides a relaxing atmosphere to enjoy the property's casino and other facilities. Connected by a scenic walkway, the two resorts form an inviting shoreline along the Colorado River.

  Gold Strike and Nevada Landing, which were acquired on June 1, 1995, together contributed 6% of the Company s revenues in the year ended January 31, 1998 (6% and 4%, respectively, in the years ended January 31, 1997 and 1996). The two properties are located on opposite sides of I-15, the primary thoroughfare between Las Vegas and southern California, approximately 25 miles south of Las Vegas and 12 miles north of the California/Nevada border. The properties are conveniently located at the only highway interchange within 12 miles in either direction and are strategically positioned to attract visitors from the large number of people traveling to and from Las Vegas.

  Gold Strike-Tunica, the Company's first wholly owned casino outside of Nevada, opened in Tunica County, Mississippi in August 1994 and contributed 4% of the Company's revenues in the year ended January 31, 1998 (and 4% and 5%, respectively, in the years ended January 31, 1997 and 1996). The facility, a dockside casino, is part of an integrated three casino development that provides patrons with the opportunity to visit any of the three casinos without driving, a unique experience in the Tunica market. In the first quarter of 1998, the Company completed and opened a 31-story hotel tower, with 1,066 rooms, at this property, which previously had no hotel rooms. The original Circus-themed casino and other facilities were also remodeled and rethemed into a more elegant resort. This expansion program was undertaken in late 1996 in response to increased competition encountered in the Tunica market from three new competitors, including a new facility which is nearer to Memphis, Tennessee (Tunica s principal market) and larger than any previously existing facility in Tunica.

  The Company maintains an active media advertising program through radio, television, billboards and printed publications primarily in Nevada, California and Arizona for its Nevada properties and in the Memphis area for its Gold Strike property in Tunica. In addition, the Company allows patrons to make room reservations via the internet. The Company also offers complimentary hotel accommodations, meals and drinks to its customers.

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

                                         Year Ended January 31,
                             1998                 1997                1996
                                          (Dollars in thousands)
Revenues:(1)
  Casino(2) . . . . .    $632,122  46.7%   $655,902  49.2%    $664,772   51.2%
  Rooms(3). . . . . .     330,644  24.4%    294,241  22.0%     278,807   21.4%
  Food and
   beverage(3). . . .     215,584  15.9%    210,384  15.8%     201,385   15.5%
  Other(3). . . . . .     142,407  10.5%    146,554  11.0%     158,534   12.2%
  Earnings of unconsoli-
   dated affiliates        98,977   7.3%     86,646   6.5%      45,485    3.5%
                       $1,419,734 104.8% $1,393,727 104.5%  $1,348,983  103.8%
Less:
  Complimentary
    allowances(3) . .      65,247   4.8%     59,477   4.5%      49,387    3.8%
Net revenues. . . . .  $1,354,487 100.0% $1,334,250 100.0%  $1,299,596  100.0%


(1) Includes operations of Gold Strike, Nevada Landing and Railroad Pass since June 1, 1995 and Hacienda from September 1, 1995 to December 1, 1996.

(2) Casino revenues are the net difference between the sums received as winnings and the sums paid as losses.

(3) Rooms, Food and beverage and Other include the retail value of services which are provided to casino customers and others on a complimentary basis. Such amounts are then deducted as complimentary allowances to arrive at net revenue.



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

  The Company's credit policies are stringent and credit play historically has accounted for an insignificant portion of its gaming activities. Because of the Company's policies, its casino receivables have been significantly less than 1% of its total assets and its annual casino bad debt expense has been less than 1/2 of 1% of casino revenues. These historical ratios may change in the future as the level of credit play at Luxor increases.

Joint Venture Participation

  The Company is a 50% participant in three joint ventures. They include (i) the Las Vegas Joint Venture, which owns and operates Monte Carlo, a hotel-casino resort on the Las Vegas Strip; (ii) the Elgin Joint Venture, which owns and operates Grand Victoria, a riverboat casino and land-based entertainment complex in Elgin, Illinois; and (iii) the Reno Joint Venture, which owns and operates Silver Legacy, a hotel-casino in Reno, Nevada.

  The following table sets forth certain information as of January 31, 1998, concerning the properties of the joint ventures in which the Company is a 50% participant, each of which is more fully described following the table.


                         Joint Venture Properties


                       Hotel    Square                  Gaming         Parking
Location/Property      Rooms    Footage   Slots (1)     Tables (2)     Spaces

Las Vegas, Nevada
  Monte Carlo          3,002     90,000     2,161            95          4,000

Elgin, Illinois
  Grand Victoria           -     36,000       977            56          2,000

Reno, Nevada
  Silver Legacy        1,711     85,000     2,277            83          1,800

(1) Includes slot machines and other coin-operated devices.

(2) Generally includes, blackjack ( 21 ), craps, pai gow poker, Caribbean stud poker, wheel of fortune and roulette. Monte Carlo also offers poker, keno and a race and sports book.

Las Vegas Joint Venture (50% Participation)

  The Company, through a wholly owned entity, is a 50% participant with an affiliate of Mirage Resorts, Incorporated
( Mirage ) in the Las Vegas Joint Venture, a Nevada general partnership, which owns and operates Monte Carlo, a hotel-casino resort situated on approximately 46 acres with approximately 600 feet of frontage on the Las Vegas Strip. Monte Carlo is situated between the site where Mirage is constructing Bellagio, a 3,000-room luxury resort which is scheduled to open in the fall of 1998 and will be connected to Monte Carlo by a monorail, and New York-New York, a 2,000-room hotel-casino resort which opened in January 1997. Monte Carlo s casino reflects a palatial style reminiscent of the Belle Epoque, the French Victorian architecture of the late 19th century. Amenities at Monte Carlo include three specialty restaurants, a buffet, a coffee shop, a food court, a microbrewery featuring live entertainment and approximately 15,000 square feet of meeting and banquet space. A 1,200-seat replica of a plush vaudeville theater, including a balcony and proscenium arch, features an elaborately staged show of illusions with the world-renowned magician, Lance Burton.

  As of January 31, 1998, the assets of the Las Vegas
Joint Venture were subject to encumbrances securing the repayment of indebtedness in the aggregate principal amount of $106.2 million.

Elgin Joint Venture (50% Participation)

  The Company, through a wholly owned entity, is a 50% participant with an affiliate of Hyatt Development Corporation in the Elgin Joint Venture, an Illinois general partnership which owns and operates the Grand Victoria. The Grand Victoria is a Victorian themed riverboat casino and land-based entertainment complex in Elgin, Illinois, a suburb approximately 40 miles northwest of downtown Chicago. The Grand Victoria offers a Las Vegas-style gaming experience. The two-story vessel is 420 feet in length and 110 feet in width, and provides a maximum 80,000 square feet of gaming space, approximately 36,000 square feet of which was being used at January 31, 1998. The vessel has a capacity of 1,736 passengers and operates on a fixed cruising schedule consisting of eight cruises each Sunday through Thursday and nine cruises each Friday and Saturday. The dimensions of the specially designed riverboat allow the Grand Victoria to maximize the gaming positions permitted under existing Illinois gaming regulations. This feature also allows the Grand Victoria to significantly increase the number of on-board gaming positions and to adapt the vessel to provide for dockside gaming in the event of liberalized gaming regulations in the State of Illinois. An adjacent dockside complex on approximately 12 acres of land overlooking the Fox River contains an approximately 83,000-square-foot pavilion with two movie theaters, an approximately 400-seat buffet, an 76-seat fine dining restaurant, a VIP lounge and a gift shop, in addition to ticketing and registration services for the riverboat. The Grand Victoria is strategically located in Elgin among the residential suburbs of Chicago, with nearby freeway access and direct train service from downtown Chicago. The Grand Victoria is located approximately 20 miles and 40 miles, respectively, from its nearest competitors in Aurora, Illinois and Joliet, Illinois, and holds one of only ten riverboat gaming licenses currently granted state-wide.

  After the Elgin Joint Venture s recovery of its $112 million initial investment in the Grand Victoria (which occurred in June 1996), it became obligated to contribute 20% of its net operating income (as defined) to various local educational, environmental and economic projects benefitting the City of Elgin and Kane County, Illinois.

  The pavilion and parking lot are located on land leased by the Elgin Joint Venture from the City of Elgin for an initial period of ten years, subject to certain renewal and purchase options granted to the Elgin Joint Venture. Under the lease, the Elgin Joint Venture's annual rent is equal to the greater of the base rent ($110,000 per year) or 3% of its net operating income. The Elgin Joint Venture may offset certain capital expenditures against this rental obligation. Further, rent is deductible from net operating income (as defined) for purposes of calculating the 20% contribution obligation described above. Until October 1999, the Elgin Joint Venture is also obligated to make certain payments to the City of Elgin to help defray law enforcement costs.

  Under its agreements with the City of Elgin, the Elgin
Joint Venture also was granted an option to purchase an additional nine acres of land contiguous to the existing site. For information concerning certain regulatory requirements applicable to the ownership and operation of the Elgin Joint Venture's gaming facilities, see "Regulation and Licensing-- Illinois" in this Item 1.

  As of January 31, 1998, the assets of the Elgin Joint
Venture were not subject to any encumbrances securing the repayment of indebtedness.

Reno Joint Venture (50% Participation)

  The Company, through a wholly owned subsidiary, is a 50% participant with Eldorado Limited Liability Company ("Eldorado Limited") in the Reno Joint Venture, a general partnership which owns and operates Silver Legacy, a hotel-casino and entertainment complex situated on two city blocks in downtown Reno, Nevada. The casino and entertainment complex is located between Circus Circus-Reno and Eldorado Hotel & Casino (the "Eldorado"), which is owned and operated by an affiliate of Eldorado Limited. Silver Legacy's casino and entertainment complex is connected at the mezzanine level with Circus Circus-Reno and the Eldorado by enclosed climate-controlled skyways above the streets between the respective properties. The property's exterior is themed to evoke images of Reno during the period from the 1880's through the 1930's. At the main pedestrian entrances to the casino (located on all four sides of the complex), patrons enter by passing store fronts reminiscent of turn-of-the-century Reno.

  Silver Legacy s attractions include a 120-foot tall mining rig, situated over a replica of a silver mine, which extends up from the center of the casino floor into a 180-foot diameter dome structure. The property also offers five restaurants and several bars to its patrons. The Silver Legacy s other amenities include a 25,000-square foot special events center, custom retail shops, a health spa and an outdoor pool and sun deck.

  As of January 31, 1998, the assets of the Reno Joint
Venture, including Silver Legacy, were subject to encumbrances securing the repayment of indebtedness in the principal amount of $220 million.

Current Expansion Activities

  Consistent with past practice and the longstanding policy of making substantial investments in its gaming business at regular intervals, the Company continues to actively pursue new projects, either by development or acquisition. New investments may involve the expansion of existing facilities (such as the recently completed hotel tower at the Gold Strike-Tunica) or new properties such as Mandalay Bay. Projects may be undertaken in Nevada, where all but one of the Company's wholly owned operating properties are currently located, or in other jurisdictions within the United States or abroad where gaming has been legalized. The Company s new investments may be in properties wholly owned and operated by the Company, or may be in properties developed, owned and/or operated through joint ventures involving the Company and one or more other parties, such as the project proposed by the Detroit Joint Venture.

Mandalay Bay

  In the Spring of 1997, the Company commenced construction of Mandalay Bay (formerly referred to as Project Paradise), a 43-story, hotel-casino resort which will have approximately 3,700 rooms. The resort, which is expected to be completed in the first quarter of 1999, will be situated on approximately 60 acres just south of Luxor. Mandalay Bay's attractions include an 11-acre tropical lagoon featuring a sand-and-surf beach, a three-quarter-mile lazy river ride and a swim-up shark tank. Inside, Mandalay Bay will offer internationally renowned restaurants, as well as a House of Blues nightclub and restaurant, including its signature Foundation Room sited on Mandalay Bay's rooftop and 100 "music-themed" hotel rooms in Mandalay Bay's towers. The resort will also feature convention facilities and a 30,000-square-foot spa, plus multiple entertainment attractions, including a 12,000-seat arena.

  Within Mandalay Bay and as part of its 3,700 rooms, a Four Seasons Hotel of approximately 400 rooms will provide Las Vegas visitors with a luxury "five-star" hospitality experience. This hotel, which will be owned by the Company and managed by Four Seasons Regent Hotels and Resorts, represents the first step pursuant to the Company's cooperative effort with Four Seasons to identify strategic opportunities for development of hotel and casino properties worldwide. The cost of Mandalay Bay, including the Four Seasons Hotel but excluding the land, is currently estimated at approximately $950 million.

  Mandalay Bay is the latest phase of the Company s development of over 230 acres of land it owns at the south end of the Las Vegas Strip which runs from Tropicana Avenue south approximately one mile to Russell Road (the Masterplan Site ). Situated immediately to the south of Luxor at approximately the mid-point of the Masterplan Site, Mandalay Bay will eventually be connected by an internal road and transit system with Luxor and Excalibur as well as any other resorts the Company may develop within its Masterplan Site.

Detroit, Michigan

  The Company has formed the Detroit Joint Venture with the Detroit-based Atwater Casino Group, comprised of numerous Detroit-area business, education, civic and community leaders. Circus will own a 45% equity interest in the proposed project and receive a management fee. On November 21, 1997, the joint venture was selected to be one of three groups permitted to negotiate a development agreement with the city. The negotiations were completed in March 1998, and the development agreement was approved by the city council on April 9, 1998. The joint venture's ability to proceed with the proposed project is contingent upon the receipt of all necessary gaming approvals and satisfaction of other customary conditions. The joint venture is planning a $600 million project, of which the Company expects to contribute $120 million in equity, with the balance provided through project-specific financing.

Mississippi Gulf Coast

  The Company has announced that it plans to develop a hotel-casino resort on the Mississippi Gulf Coast at the north end of the Bay of St. Louis, near the DeLisle exit on Interstate 10, provided it receives all of the requisite approvals. It is currently anticipated that the resort will include approximately 1,500 hotel rooms and involve an investment by the Company of approximately $225 million. The Company has received all necessary approvals to commence development. However, these approvals have been challenged in state and federal court, and the Company anticipates design and construction to begin only after satisfactory resolution of all legal actions. As presently contemplated, the Company will own 90% of the resort, with a partner contributing the land in exchange for the remaining 10% interest.

Atlantic City

  The Company has entered into an agreement with Mirage
Resorts to participate in the development of a site located in the Marina District of Atlantic City, New Jersey. As reported by Mirage, the site consists of 181 acres, of which about 125 acres are developable. The site is the subject of an agreement between Mirage and Atlantic City which provides (as reported by Mirage) that the city will convey the site to Mirage in exchange for Mirage's agreeing to develop a hotel/casino thereon and to undertake certain other obligations.

  On January 8, 1998, the City of Atlantic City transferred title to the land to a subsidiary of Mirage. Shortly thereafter, Mirage purported to cancel its agreement with the Company, and filed suit to have the agreement declared invalid. The Company has filed its own suit against Mirage seeking, among other things, to enforce the agreement. The Company and Mirage are engaged in settlement discussions to resolve this dispute. However, there can be no assurances as to when or whether a settlement will be reached or whether the Company will prevail in the litigation. In any event, various governmental permits required for the development of the site have not yet been received.

  Additionally, as reported by Mirage, an existing
Atlantic City hotel/casino operator and others have filed various lawsuits which seek to prevent Mirage's acquisition of the site and construction of road improvements to the site. These lawsuits have the potential to delay or prevent the Company's acquisition of a portion of the site from Mirage and development
of a hotel/casino.   Moreover, in order to proceed, the Company
must obtain the requisite gaming and other approvals (including various governmental permits required for the development of the site) and licenses in New Jersey and various other jurisdictions. (The Company and a wholly owned subsidiary have initiated the gaming application process in New Jersey.) Based upon the contingencies and impediments to this project, there can be no assurances as to whether or when the Company will proceed with the development of a hotel/casino on the site or the magnitude of the Company's investment in any such project.

Construction Risks

  As with any major construction project, Mandalay Bay involves (and any other major construction project the Company or any joint venture in which the Company owns an interest may undertake, including the Detroit Joint Venture's proposed project will involve) many risks, including potential shortages of materials and labor, work stoppages, labor disputes, weather interference, unforeseen engineering, environmental or geological problems and unanticipated cost increases, any of which could give rise to delays or cost overruns. Construction, equipment or staffing requirements or problems or difficulties in obtaining any of the requisite licenses, permits, allocations or authorizations from regulatory authorities could increase the cost or delay the construction or opening of the facilities or otherwise affect the planned design and features. It is possible that the existing budget and construction plans for Mandalay Bay (and/or any budget and construction plans developed for any other project, including the Detroit Joint Venture's proposed project) may be changed for competitive or other reasons. In addition, the Detroit Joint Venture's proposed project will require it to locate and purchase a satisfactory site. Accordingly, there can be no assurance that Mandalay Bay will be completed within the time period or budget currently contemplated or as to the commencement or completion of other currently contemplated projects, including the one contemplated by the Detroit Joint Venture.

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

  The Company's largest concentration of properties is in Las Vegas where, as of January 31, 1998, the Company was the largest hotel-casino operator in terms of total square footage of casino space and number of hotel rooms. The Company s Las Vegas casino and hotel operations, which are conducted from facilities located along the Las Vegas Strip, currently compete with approximately 27 major hotel-casinos and a number of smaller casinos located on or near the Las Vegas Strip. Such operations also compete with casinos located in downtown Las Vegas, approximately 11 of which offer hotel, food and beverage and entertainment facilities, and several major hotel-casinos located elsewhere in the Las Vegas area. The Company's Las Vegas properties also compete, to a lesser extent, with casino and hotel facilities in other parts of Nevada, including Laughlin, Reno and along I-15 (the principal means of access to Las Vegas from southern California by car) near the California-Nevada state line.

  The casino and hotel capacity continues to increase in the Las Vegas market. During 1997, the number of hotel rooms increased by 11% while the number of visitors to Las Vegas increased only 3%. This imbalance of supply and demand put downward pressure on room and occupancy rates in Las Vegas.

  Las Vegas hotel and casino capacity is expected to continue to increase significantly. Mandalay Bay is just one of four major properties, totalling approximately 12,500 rooms, that will open within a year's span beginning in the fall of 1998.
The impact on the Company of the completion and opening of additional hotel and casino capacity currently under construction in Las Vegas, including Mandalay Bay, cannot be determined at this time. While the Company's Las Vegas operations, on a consolidated basis, had previously benefited from growth of hotel and casino capacity in the Las Vegas market when the Company was a significant contributor to the new capacity, its addition of 1,000 rooms at Circus Circus-Las Vegas and an additional 1,950 at Luxor in 1997 contributed to a growth in hotel capacity in the Las Vegas market that outpaced market growth in fiscal 1998. The impact of new capacity currently under construction (including Mandalay Bay) on the Company s operations will depend, to a significant extent, on the ability of the new properties to draw additional visitors to the Las Vegas market.

  The development in Las Vegas in recent years has shifted the focus of the Strip toward its south end, where the Company s two newest Las Vegas properties, Luxor and Excalibur, and the Las Vegas Joint Venture s property, Monte Carlo, are situated and where the Company is currently developing Mandalay Bay, a 3,700-room hotel-casino resort which is expected to open in the Spring of 1999. While it is difficult to determine the magnitude of the impact, a slight decline in operating income at Circus Circus-Las Vegas in fiscal 1998 compared with fiscal 1997 suggests that operations at that property have been impacted in part by the growth of hotel and casino capacity in Las Vegas and in part by the shift in development toward the south end of the Strip.

  Circus Circus-Reno competes with approximately 13 major casinos (the majority of which offer hotel rooms), including Silver Legacy, a 1,711-room hotel-casino complex which is 50% owned by a wholly owned subsidiary of the Company. Circus Circus-Reno and Silver Legacy also compete with numerous other smaller casinos in the greater Reno area and, to a lesser extent, with casino and hotel facilities in Lake Tahoe and other parts of Nevada. Silver Legacy, which is situated between Circus Circus-Reno and the Eldorado, is connected to each of such properties at the mezzanine level by enclosed climate-controlled skyways above the streets between the respective properties, thus facilitating the flow of customers within the three properties. Since the opening of Silver Legacy, results at Circus Circus-Reno have been affected as guests staying at Circus Circus-Reno have chosen to visit Silver Legacy during their stay.

  In Laughlin, the Colorado Belle and the Edgewater, which together accounted for approximately 24% of the rooms in Laughlin as of January 31, 1998, compete with eight other Laughlin casinos. They also compete with the hotel-casinos in Las Vegas and those situated on I-15 (the principal highway between Las Vegas and Los Angeles) near the California-Nevada state line, as well as a growing number of Native American casinos in Laughlin's regional market. The Colorado Belle and the Edgewater, which also compete with each other, maintained a combined occupancy level in fiscal 1998 of approximately 84%. Because the two properties are situated on adjoining sites, the Company believes that each property benefits from walk-in business attributable to the registered guests and casino customers at the other property. The Company believes the significant expansion of hotel and casino capacity in Las Vegas in recent years and the growth of unregulated Native American casinos in Laughlin s central Arizona and southern California feeder markets have had a negative impact on Laughlin area properties, including the Colorado Belle and the Edgewater, by drawing visitors from the Laughlin market. This has, in turn, resulted in increased competition among Laughlin properties for a reduced number of visitors thus contributing to generally lower revenues and profit margins at Laughlin properties, including the Colorado Belle and the Edgewater.

  The Company s Jean, Nevada properties, Gold Strike and
Nevada Landing, are located on I-15, the primary thoroughfare between Las Vegas and southern California, approximately 25 miles south of Las Vegas and 12 miles north of the California-Nevada border, and are dependent for their customers almost entirely on the large number of people traveling between Las Vegas and southern California. As such, these properties compete with the large concentration of hotel, casino and other entertainment options available in Las Vegas as well as three hotel-casinos clustered at the California-Nevada border which, according to published reports, offer approximately 2,700 hotel rooms and over 133,000 square feet of casino space as well as restaurants and entertainment facilities.

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

  Gold Strike-Tunica competes with eight other casinos in Tunica County, including Grand Casinos hotel-casino which opened in 1996 at Buck Lake, directly north of Tunica County, and which is situated closer to Memphis than any of the other facilities currently in operation in Tunica County. In response to the increased competition in the Tunica market, the Company completed an expansion program at Gold Strike-Tunica with the opening of a new 31-story, 1,066 room hotel tower in late 1997 and early 1998. The existing facilities, which previously included no hotel rooms, were also completely rethemed into a more elegant resort under the Gold Strike name. The completion of the hotel tower gives Gold Strike-Tunica the largest room base in the Tunica market.

  There is no limit on the number of licenses that may be granted within Mississippi or within any county in Mississippi. The Company believes that Gold Strike-Tunica's principal market is the area within 100 miles of Tunica County. This area includes Memphis, Tennessee, Little Rock, Arkansas and northern Mississippi. Tunica County is currently the closest legalized gaming jurisdiction to Memphis. Because Gold Strike-Tunica is heavily dependent upon the patronage of Memphis residents and upon tourists and other out-of-state gaming customers coming to Tunica from Memphis, the opening of gaming casinos at locations closer to Memphis can have a material adverse effect on Gold Strike-Tunica's operations. De Soto County, the northwestern most county in Mississippi and the nearest to Memphis, by local referendum in November 1996, voted (as it had in November 1992) against authorizing gaming activities in the county, but could at any time after October 2000 again vote on the question of allowing gaming activities in the county. In addition, the authorization of gaming activities in Arkansas or Tennessee (which currently has a constitutional restriction on gaming activities) could have a material adverse effect on the Company's Tunica County operations.

  Gaming has expanded dramatically in the United States in recent years. This growth has been reflected in various forms including riverboats, dockside gaming facilities, Native American gaming ventures, land-based casinos, state-sponsored lotteries, off-track wagering and card parlors. Since 1990, when there were casinos in only three states (excluding casinos on Native American lands), gaming has spread to a number of additional states and still other states are currently considering, or may in the future consider, the legalization of casino gaming in specific geographic areas within their jurisdictions. Casino gaming is currently conducted by numerous Native American tribes throughout the United States and other Native American tribes are either in the process of establishing or are considering the establishment of gaming at additional locations, including sites in California and Arizona. The competitive impact on Nevada gaming establishments, in general, and the Company's operations, in particular, from the continued growth of gaming in jurisdictions outside of Nevada cannot be determined at this time. The Company believes that the expansion of casino gaming in areas close to Nevada, such as California and Arizona, could have an adverse impact on the Company's operations and, depending on the nature, location and extent of such operations, such impact could be material.

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

  The Nevada Act requires any person who acquires beneficial ownership of more than five percent of a Registered Corporation's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a Registered Corporation's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor", as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the Registered Corporation's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Company, any change in the Company's corporate charter, bylaws, management, policies or operations of the Registered Corporation, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Registered Corporation's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

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

  The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On May 22, 1997, the Nevada Commission granted the Company prior approval to make public offerings for a period of two years, subject to certain conditions (the "Shelf Approval"). The Shelf Approval also applies to any affiliated company wholly owned by the Company (an "Affiliate") which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval also includes approval for the Corporate Licensees to guarantee any security issued by, or to hypothecate their assets to secure the payment or performance of any obligations issued by, the Company or an Affiliate in a public offering under the Shelf Registration. However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board and must be renewed annually. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

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

  License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Gaming Subsidiaries' respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or
(iii) the number of gaming tables operated. A casino entertainment tax is also paid by nonrestricted casino operations where entertainment is furnished in connection with the serving or selling of food or refreshments or the selling of merchandise. Nevada licensees that hold a license as an operator of a slot route, or a manufacturer's or distributor's license, also pay certain fees and taxes to the State of Nevada.

  Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, the "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities or enter into associations that are harmful to the state of Nevada or its ability to collect gaming taxes and fees, or employ, contract with or associate with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

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

  Mississippi

  The Company conducts its Mississippi gaming operations through a Mississippi subsidiary, Circus Circus Mississippi, Inc. ("CCMI"). The ownership and operation of casino gaming facilities in Mississippi are subject to extensive state and local regulation. In order to open and operate Gold Strike-Tunica (formerly Circus Circus), the Company was required to register under the Mississippi Gaming Control Act (the "Mississippi Act") and its Mississippi gaming operations are subject to the licensing and regulatory control of the Mississippi Gaming Commission (the "Mississippi Commission") and various local and county regulatory agencies. Effective October 29, 1991, the Mississippi Commission adopted regulations in furtherance of the Mississippi Act (the "regulations"). Changes in the Mississippi Act, the regulations and/or interpretations of the Mississippi Act and the regulations by the Mississippi Commission could have a material adverse effect on gaming operations conducted by the Company in Mississippi.

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

  Each of the directors, officers and key employees of the Company who are actively and directly engaged in the administration or supervision of gaming in Mississippi, or who have any other significant direct or indirect involvement with the gaming activities of the Company in Mississippi, must be found suitable therefor, and may be required to be licensed, by the Mississippi Commission. The finding of suitability is comparable to licensing, and both require submission of detailed personal financial information followed by a thorough investigation. In addition, any individual who is found to have a material relationship to, or material involvement with, the Company may be required to be investigated in order to be found suitable or to be licensed as a business associate of the Company. Key employees, controlling persons or others who exercise significant influence upon the management or affairs of the Company may also be deemed to have such a relationship or involvement. There can be no assurance that a person who is subject to a finding of suitability will be found suitable by the Mississippi Commission. An application for licensing may be denied for any cause deemed reasonable by the Mississippi Commission. The findings of suitability of directors, officers and key employees must be renewed every two years. Changes in licensed positions must be reported to the Mississippi Commission. In addition to its authority to deny an application for a license, the Mississippi Commission has jurisdiction to disapprove a change in corporate position. If the Mississippi Commission were to find a director, officer or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company, the Company would have to suspend, dismiss and sever all relationships with such person in order to continue to have any involvement in gaming in Mississippi. The Company would have similar obligations with regard to any person who should refuse to file appropriate applications. Each gaming employee at a Mississippi gaming facility must obtain from the Mississippi Commission a work permit which may be revoked upon the occurrence of certain specified events.

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

  The Company may not make a public offering of its securities without the prior approval of the Mississippi Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Mississippi, or to retire or extend obligations incurred for such purposes. On January 22, 1998, the Mississippi Commission granted the Company prior approval to make public offerings for a period of one year, subject to certain conditions (the "Shelf Approval"). The Shelf Approval also applies to any affiliated company wholly owned by the Company (an "Affiliate") which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval also included approval for CCMI to guarantee any security issued by, or to hypothecate their assets to secure the payment or performance of any obligations issued by the Company or an affiliate in a public offering under the Shelf Registration. However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Executive Director of the Mississippi Commission and must be renewed annually. The Shelf Approval does not constitute a finding, recommendation or approval by the Mississippi Commission as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

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

  As long as the Company is licensed to conduct gaming in Mississippi, the Company may not engage in gaming activities in Mississippi while also conducting gaming operations outside of Mississippi without approval of the Mississippi Commission. The Company has been approved in the following jurisdictions; Nevada, Indiana, Louisiana, Illinois, New Jersey, Michigan and Ontario, Canada.

  The Company received its Mississippi gaming license on August 18, 1994 and its renewal on July 18, 1996. The gaming license is not transferable and must be renewed every two years. The Mississippi Commission in 1994 enacted an infrastructure development regulation which requires that a Mississippi casino invest 25% of its casino costs in infrastructure facilities. Infrastructure facilities are defined in the regulation to include a hotel with at least 250 rooms, theme park, golf course and other similar facilities. With the opening of its resort hotel and other amenities in Tunica, CCMI has met the infrastructure requirements. Each issuing agency may at any time dissolve, suspend, condition, limit or restrict a license or approval to own equity interests in the Company for any cause deemed reasonable by such agency.

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

  The gaming license issued to the Grand Victoria riverboat casino in October 1994, was valid for an initial period of three years and now must be renewed annually. Most recently, its license was renewed in October 1997. An owner licensee is eligible for renewal upon payment of the applicable fee and a determination by the Illinois Board that the licensee continues to meet all of the requirements of the Illinois Act and Illinois Board rules. An ownership interest in an owner's license, or in a business entity other than a publicly held business entity which holds an owner's license, may not be (i) transferred or
(ii) pledged as collateral without the approval of the Illinois Board. The Illinois Board also requires that employees of a riverboat gaming operation and vendors of gaming supplies and equipment be licensed.

  The Illinois Act does not limit the maximum bet or per patron loss. Owner-licensees, however, may set any maximum or minimum limits on wagering under the Illinois Act. No person under the age of 21 is permitted to wager.

  An admission tax is imposed on the owner of a riverboat operation at a rate of $2 per person admitted. Additionally, a wagering tax is imposed on the adjusted gross receipts, as
defined in the Illinois Act, of a riverboat operation.   As of
January 1, 1998, the wagering tax is as follows: 15% of adjusted gross receipts up to and including $25,000,000; 20% of adjusted gross receipts in excess of $25,000,000 but not exceeding $50,000,000; 25% of adjusted gross receipts in excess of $50,000,000 but not exceeding $75,000,000; 30% of adjusted gross receipts in excess of $75,000,000 but not exceeding $100,000,000; and 35% of adjusted gross receipts in excess of $100,000,000.
The owner-licensee is required to wire the wagering tax payment to the Illinois Board daily.

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

  After consultation with the U.S. Army Corps of Engineers, the Illinois Board may establish binding emergency orders upon the concurrence of a majority of the Board regarding the navigability of rivers in the event of extreme weather conditions, acts of God or their extreme circumstances.

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

  In addition to Institutional Investor Disclosure Forms, certain other forms may be required to be submitted to the Illinois Board. An owner-licensee must submit a Marketing Agent Form to the Board for each Marketing Agent with whom it intends to do business. A Marketing Agent is a person or entity, other that a junketeer or an employee of a riverboat gaming operation, who is compensated by the riverboat gaming operation in excess of $100 per patron per trip for identifying and recruiting patrons. Key Persons of owner-licensees must submit Trust Identification Forms for trusts, excluding land trusts, for which they are a grantor, trustee or beneficiary each time such a trust relationship is established, amended or terminated.

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

  Applicants for and holders of an owner's license are required to obtain formal approval from the Illinois Board for changes in the following areas: (i) Key Persons; (ii) type of entity; (iii) equity and debt capitalization of the entity; (iv) investors and/or debt holders; (v) source of funds; (vi) applicant's economic development plan; (vii) riverboat capacity or significant design change; (viii) gaming positions, (ix) anticipated economic impact; or (x) agreements, oral or written, relating to the acquisition or disposition of property (real or personal) of a value greater than $1 million.

  A holder of an owner's license is allowed to make distributions to its stockholders only to the extent that such distribution would not impair the financial viability of the gaming operation. Factors to be considered by the licensee will include but not be limited to the following: (i) cash flow, casino cash and working capital requirements; (ii) debt service requirements obligations and covenants associated with financial instruments; (iii) requirements for repairs and maintenance and capital improvements; and (iv) employment or economic development requirements of the Act; and (v) a licensee's financial projections.

  Michigan

  The Company will become subject to the jurisdiction of the Michigan gaming authorities and as a result of its ownership interest in Detroit Entertainment L.L.C., which has executed a Development Agreement with the City of Detroit for the construction and operation of a casino within the City of Detroit, upon the filing of an application for a Michigan casino license by Detroit Entertainment, L.L.C. with the Michigan Gaming Control Board. The Development Agreement has been approved by the Detroit City Council. Approval of the Development Agreement by the Detroit City Council is the final condition precedent to applying to the Michigan Gaming Control Board for a certificate of suitability, which is the preliminary approval for the granting of a casino license.

  In 1996, the Michigan Gaming Control and Revenue Act was adopted by public initiative. In 1997, a substantive modification to the Michigan Act was enacted (herein, as modified, the "Michigan Act"). The Michigan Act does not license or regulate Native American casino gaming in Michigan.

  The Michigan Act establishes a five-member Michigan
Gaming Control Board (the "Michigan Board") and authorizes the Michigan Board to issue up to three casino licenses in any Michigan city which has a population of at least 800,000 at the time the casino license is issued and which is located within 100 miles of any other state or country in which gaming was permitted on December 5, 1996, provided the local legislative body of the city has enacted an ordinance approving casino gaming which is consistent with the Michigan Act and rule promulgated pursuant to the Michigan Act. At the present time, the City of Detroit is the only Michigan city which meets the qualification requirements.

  The Michigan Act strictly regulates the facilities, persons, associations and practices related to the to the casino gaming operations and the buildings, facilities and rooms functionally or physically connected to the casino gaming operations, including any bar, restaurant, hotel, cocktail lounge, retail establishment or arena and any other facility located in the city which is under the control of the casino licensee or an affiliated company (collectively, under the Michigan Act, a "Casino Enterprise") pursuant to the police powers of the State of Michigan, including comprehensive law enforcement supervision.

  The Michigan Act grants the Michigan Board specific powers and duties, and all other powers necessary and proper to fully and effectively execute the Michigan Act for the purpose of administering, regulating and enforcing the system of casino gaming in Michigan. The Michigan Board's jurisdiction extends to every person, association, corporation, partnership, trust and other business entity involved in casino gaming operations governed by the Michigan Act in the State of Michigan.

  The Michigan Act requires as a condition precedent to the issuance of a casino license that the applicant for a casino license enter into a development agreement (a "Development Agreement") with the city in which the casino is located. The limited liability company in which the Company has an ownership interest, Detroit Entertainment, L.L.C., has entered into a Development Agreement with the City of Detroit and, therefore, this condition precedent has been met.

  Under the Michigan Act, in order to operate a casino in a qualified city the casino applicant must obtain a casino license from the Michigan Board. A licensed owner who holds greater than a 10% interest in one casino operation licensed under the Michigan Act is prohibited from owning more than a 10% ownership in any other casino license issued under the Michigan Act.

  The Michigan Act authorizes the Michigan Board to adopt rules consistent with the Michigan Act and in compliance with rule making procedures established by the laws of the State of Michigan. The Michigan Board has adopted rules in accordance with the Michigan Act. The Michigan Board rules are currently going through the final stages of adoption as required by the laws of the State of Michigan. For purposes of this discussion, it is assumed that the Michigan Board rules, as approved by the Michigan Board, will become final in the form currently existing without substantive modification. No assurance can be given that this will, in fact, occur.

  The Michigan Act defines "control" of a casino license applicant or a casino licensee as having a greater than 15% direct or indirect pecuniary interest in the casino license applicant or casino licensee. For purposes of the Michigan Act, the Company has control of Detroit Entertainment, L.L.C. by virtue of the Company's forty five percent ownership interest in Detroit Entertainment, L.L.C.

  The Michigan Act and Michigan Board rules require that certain owners and "Key Persons" of a casino license applicant and a casino licensee meet the qualification and approval standards set forth in the Michigan Act and the Michigan Board rules. These owners and Key Persons are required to timely file qualification information in the form of a Personal Disclosure Form or a Business Disclosure Form with the Michigan Board and be approved by the Michigan Board.

  Each person, other than a shareholder of a publicly traded company, who directly or indirectly beneficially owns 1% or more of the casino license applicant or casino licensee must submit the qualification information to the Michigan Board. Each shareholder who directly or indirectly beneficially owns more than 5% of a publicly traded company which owns 1% or more of a Michigan casino license applicant or casino licensee must submit qualification information to the Michigan Board. Under the Michigan Act and the Michigan Board rules, an "Institutional Investor" which has invested in the equity or debt securities of a publicly traded company which owns 1% or more of the casino license applicant or casino licensee may, under certain conditions discussed below, obtain a waiver from meeting the qualification and approval standards established by the Michigan Act and the Michigan Board rules.

  Each Key Person of the casino license applicant or casino licensee must submit qualification information to the Michigan Board. The Michigan Board rules provide that a "Key Person" includes any person who (1) is an officer, director, trustee, partner or proprietor of the casino license applicant or casino licensee, (2) holds a combined direct, indirect or attributed debt or equity interest of more than 5% in a casino license applicant or casino licensee, (3) holds a combined direct, indirect or attributed interest of more than 5% in a person who has a controlling interest in a casino license applicant or a casino licensee, (4) is a managerial employee or an affiliate or holding company with control of the casino licensee applicant or casino licensee or an affiliate or holding company with control of the casino license applicant or casino licensee and who performs the function of principal executive officer, principal operating officer, principal accounting officer or equivalent thereof, or (5) is a managerial employee of the casino license applicant or casino licensee or an affiliate or holding company with control thereof who will perform or performs the function of gaming operations manager or will exercise or exercises management, supervisory or policy making authority over the proposed or existing gaming operation or Casino Enterprise in Michigan and who is not otherwise subject to occupational licensing under the Michigan Act.

  The Michigan Board is currently taking the position
that an Institutional Investor which individually or in association with others, acquires, directly or indirectly, beneficial ownership of more than 5% of a person that has applied for or holds a casino license or the holding company or intermediary of a casino license applicant or casino licensee shall notify the Michigan Board of the acquisition within ten business days after the Institutional Investor acquires the interest or files form 13-D or 13-G with the Securities and Exchange Commission, or both, and shall provide additional information, and may be subject to a finding of suitability as
required by the Michigan Board.   Under the Michigan Board rules,
the Company is a holding company of Detroit Entertainment, L.L.C., which is a casino license applicant under the Michigan Act and the Michigan Board rules.

  The Michigan Board is currently taking the position that any Institutional Investor which owns or acquires, directly or indirectly, beneficial ownership of more than a 5% interest but not more than a 10% interest in a person that has applied for or holds a casino license or the holding company or intermediary of a casino license applicant or casino licensee may obtain from the Michigan Board a waiver of the eligibility and suitability requirements of the Michigan Act and the Michigan Board rules if the securities were purchased for investment purposes only and not for the purpose of influencing or affecting the affairs of the issuer, the casino licensee or its affiliates. In order to obtain the waiver, the Institutional Investor must complete and file with the Michigan Board a Michigan Institutional Investor Waiver Application (less than 10% interest), which requires certain Institutional Investor identification information and a certification concerning investment intent.

  An Institutional Investor which owns or acquires, directly or indirectly, beneficial ownership of more than a 10% interest but not more than 15% interest in a person that has applied for or holds a casino license or the holding company or intermediary of a casino license applicant or casino licensee may also apply to the Michigan Board for a waiver of the eligibility and suitability requirements of the Michigan Act and the Michigan Board rules. The Michigan Board rules require that an Institutional Investor within these ownership parameters which is seeking a waiver disclose in the waiver application certain specific information concerning the Institutional Investor which will assist the Michigan Board in determining whether to grant the waiver request. The Michigan Board has not yet finalized the form of this waiver application and therefore, no assurance can be given regarding the information which will be required to be disclosed on the form.

  An Institutional Investor which owns or acquires, directly or indirectly, beneficial ownership of more than 15% of a casino license applicant or casino licensee is required to file qualification information with the Michigan Gaming Control Board within 45 days after acquiring the interest and meet the qualification and approval standards of the Michigan Act and the Michigan Board.

  An Institutional Investor which owns or acquires beneficial of (1) 10% or more of debt securities of a casino licensee's affiliate or affiliated company which are related in any way to the financing of the casino licensee or (2) more than 50% of any issue of the outstanding debt of the casino licensee's affiliate or affiliated company may be required to file qualification information and meet the qualification and approval standards of the Michigan Act and the Michigan Board. An Institutional Investor which owns or acquires beneficial ownership of more than 5% but under 10% of debt securities of a casino licensee's affiliate or affiliated company which are related in any way to the financing of the casino licensee may be granted a waiver of the eligibility and suitability standards of the Michigan Act and the Michigan Board rules if (1) the debt securities do not represent more than 20% of the outstanding debt of the casino licensee's affiliate or affiliated company or (2) the debt securities represent not more than 50% of any issue of the outstanding debt of the casino licensee's affiliate or affiliated company and (3) the debt securities are those of a publicly traded corporation and were purchased for investment purposed only. For purposes of the Michigan Act the Company is an affiliate of Detroit Entertainment, L.L.C.

  The Michigan Board has the authority to require additional owners who have a direct or indirect ownership interest in a casino license applicant or a casino licensee to meet the qualification and approval standards set forth in the Michigan Act and the Michigan Board rules notwithstanding the fact that they do not meet the ownership thresholds currently described in the Michigan Act and the Michigan Board rules when the Michigan Board determines that it is in the best interests of the casino regulatory process to do so.

     If a shareholder who is required to submit qualification information to the Michigan Board is not approved by the Michigan Board, then the shareholder must promptly divest all ownership interest in the shares. If a person who seeks to acquire shares is a person who is required to submit qualification information to the Michigan Board and the person is not approved by the Michigan Board, then the person may not acquire the shares and must divest all interest in the shares. If a Key Person who is required to submit qualification information to the Michigan Board is not approved by the Michigan Board, then the Key Person must promptly cease all involvement in the Michigan Casino Enterprise.

     In addition to and separate and apart from complying with qualification and approval standards established by the Michigan Act and the Michigan Board rules, Michigan law requires that any person who holds a "Casino Interest" must file a registration form with the Michigan Secretary of State not later than 5 days after obtaining the interest. A person holding a Casino Interest includes (1) a person who holds at least a 1% interest in a casino licensee or a Casino Enterprise, (2) A person who is a partner, officer or key or managerial employee of the casino licensee or Casino Enterprise, (3) a person who is an officer of the person who holds at least a 1% interest in the casino licensee or Casino Enterprise and (4) the spouse or children of a person described in (1) through (3) above. For purpose of this registration requirement, a "Person" includes an individual, limited liability company, proprietorship, firm, partnership, joint venture, syndicate, business trust, labor organization, company, corporation, association, committee, governmental entity or other legal entity. A person who fails to register with the Michigan Secretary of State in compliance with Michigan law will be assessed a late filing fee of not more than $300. In addition, the person is subject to being charged with a misdemeanor and a fine of not more than $1,000.

     Under the Michigan Act, an applicant for a casino license is, if approved, first issued a certificate of suitability which is valid while the holder is making satisfactory progress toward meeting the conditions of the certificate of suitability. Upon issuance of the certificate of suitability, the applicant may commence construction of a casino. In the event that the Michigan Board determines that the holder of the certificate of suitability is not, in the judgment of the Michigan Board, making satisfactory progress toward meeting the conditions of the certificate of suitability, the Michigan Board will reconvene the public investigative hearing for the purpose of considering the applicant's compliance with the condition of its certificate of suitability. The Michigan Board may thereafter take whatever action it deems necessary to assure compliance with the certificate of suitability or may cancel and withdraw the certificate of suitability.

     Under the Michigan Act, the Michigan Board will issue a casino license to the applicant upon completion of construction of the casino in accordance with the certificate of suitability and upon satisfactory completion of a final operational inspection performed by the Michigan Board.

     A casino license is renewable annually. The casino license is renewable upon payment of the application fees and a determination by the Michigan Board that the casino licensee continues to meet all of the requirements of the Michigan Act and the Michigan Board rules.

     Under the Michigan Act and the Michigan Board rules, the transfer of a direct or indirect beneficial ownership interest of more than 1% in a casino license applicant or a casino licensee is regulated by and subject to the approval of the Michigan Board. There are certain exceptions and higher ownership thresholds in the case of ownership interests acquired in a publicly traded corporation which has an ownership interest in a casino license applicant or a casino licensee and ownership interests acquired by an Institutional Investor when the ownership interests meet the exceptions established by the Michigan Act and/or the Michigan Board rules.

     The Michigan Act and the Michigan Board rules also require that certain employees of the casino license applicant and casino licensee and certain employees of owners of the casino license applicant and casino licensee be licensed by the Michigan Board. In addition, the Michigan Act and the Michigan Board rules require that vendors of gaming related goods and services and vendors of certain nongaming goods and services used by the Casino Enterprise be licensed by the Michigan Board.

     The Michigan Act and the Michigan Board rules do not limit the maximum bet or per person loss. Casino licensees, however, may set any maximum or minimum limits on wagering under the Michigan Act and Michigan Board rules. No person under the age of twenty one is permitted to wager. The casino operation may be operated twenty four hours a day, seven days a week.

     Under the Michigan Act, casino licensees are subject to five forms of gaming taxes and fees: (1) a nonrefundable application fee of $50,000, (2) a $25,000 license fee which is payable annually, (3) a wagering tax equal to 18% of adjusted gross receipts, (4) a municipal services fee in an amount equal to the greater of 1.25% of adjusted gross receipts or $4,000,000 and (5) an annual payment of all regulatory and enforcement costs, including compulsive gaming programs, casino related programs and activities, casino related legal services provided by the Michigan Attorney General and casino related expenses of the Michigan State Police up to a combined total annual maximum of $25,000,000 in the first year of casino operations for all casinos licensed under the Michigan Act, adjusted annually by the Detroit Consumer Price Index, with no casino licensee being assessed more than 1/3 of the total annual assessment, with these funds being placed into a services fee fund. The service fee fund is prohibited from exceeding $65,000,000. If the service fee fund exceeds $65,00,000, then the excess amount must be credited towards the annual payments the casinos are required to make to the services fee fund. These gaming taxes and fees are in addition to the taxes, fees and assessments customarily paid by business entities doing business in the State of Michigan and the City of Detroit.

     The Michigan Board, the Michigan Attorney General and the Michigan State Police are authorized to conduct such investigations into the conduct of gaming as they may deem necessary and proper, including investigations of alleged violations of the Michigan Act and the Michigan Board rules. Employees of the Michigan Board and the Michigan Attorney General staff and Michigan State Police staff assigned to the Board have access to and may inspect any facilities relating to the Casino Enterprise operations at any time. Under the Michigan Board rules, the Michigan Board will have dedicated rooms on site at the casino and Michigan Board staff at the casino on a twenty four hour per day, seven days a week basis.

     Applicants for and holders of a casino license and their affiliates and holding companies are required to obtain formal approval from the Michigan Board for changes in the following areas: (1) Key Persons, (2) type of entity, (3) equity and debt capitalization of the entity, (4) investors and/or debt holders exceeding certain minimum percentage levels, (5) source of funds and (6) related party transactions exceeding $250,000 in a twelve month period.

     A holder of a Michigan gaming license is subject to the imposition of fines, suspension or revocation of the casino license, or other action for any act or failure to act by the licensee or the licensee's agents or employees that is in violation of the Michigan Act or the Michigan Board rules. Any casino operation not conducted in compliance with the Michigan Act and the Michigan Board rules may constitute an illegal gaming operation and consequently may be subject to civil and criminal penalties, which penalties include the possibility of seizure, confiscation and destruction of gaming devices and seizure and sale of casino operations. The Michigan Act also provides for civil penalties against casino licensees of up to $10,000 or the amount of daily gross receipts derived from wagering on gaming on the day of the violation, whichever is greater. The Michigan Board may revoke, suspend, restrict or place conditions on licenses and certificates of suitability, as the Michigan Board may see fit and in compliance with the Michigan Act and applicable laws of the State of Michigan regarding administrative procedures, and may suspend a casino operator's license, without notice or hearing, upon a determination that the safety or health of patrons or employees would be threatened by the continued operation of the casino or that the action is necessary for the immediate preservation of the integrity of casino gaming, public peace, health, safety, morals, good order, or general welfare.

     The Michigan Board may waive any licensing requirement or procedure provided by rule and not required by the Michigan Act if it determines that such waiver is in the best interests of the public and the gaming industry. Also, the Michigan Board may, from time to time, amend or change its rules provided the amendment is made in compliance with applicable Michigan law.

     The Michigan Act prohibits casino licensees and vendor licensees and related persons from making contributions to a candidate and certain political committees during (1) any period during which the casino licensee is being considered by the Michigan Board or the city in which the licensee seeks to operate the casino, (2) the term during which the licensee holds a license, (3) three years following the expiration or termination of the licensee's license and (4) the period beginning after the effective date of the Michigan Act or the period beginning one year prior to applying for a license, whichever period is shorter. The Michigan Act also prohibits casino and vendor licensees and any person who has an interest in a licensee and the spouse, parent, child or spouse of a child from either making a contribution indirectly to a candidate or a committee through a legal entity that is established, directed or controlled by that licensee, person or related party. A person is considered to have an interest in a licensee if (1) the person holds at least a 1% interest in the licensee or Casino Enterprise, (2) the person is an officer or managerial employee of the licensee or Casino Enterprise, (3) the person is an officer of the person who holds at least a 1% interest in the licensee or Casino Enterprise or
(4) the person is an independent committee of the licensee or Casino Enterprise.

     The Michigan Act and the Michigan Board rules establish extensive requirements and procedures relating to operation of casino games, ownership records, reporting of transactions, handling of money, extending credit, accounting and editing, internal control systems and compliance reporting.

     The development agreement which has been entered into between Detroit Entertainment, L.L.C. and the City of Detroit has numerous terms and conditions relating to the construction and operation of a casino in the City of Detroit, including goals for the use of Detroit based or minority businesses and the hiring of Detroit residents. Detroit Entertainment, L.L.C. has agreed to exert its reasonable best efforts to comply with vendor use and hiring goals. Failure to comply with the terms of the development agreement could adversely effect the granting of a certificate of suitability or a casino license to or the continued casino licensure of Detroit Entertainment, L.L.C.

     Uncertainty exists regarding the Michigan gaming regulatory environment due to the limited experience in interpreting the Michigan Act and the Michigan Board rules. The Michigan Act and the Michigan Board rules are evolving pursuant to an ongoing regulatory and legislative process and, therefore, are subject to and in all probability will change with the maturation of casino gaming regulated by the Michigan Act.

     Various regulatory ordinance proposals have been discussed by the Detroit City Council concerning regulation of casinos in the City of Detroit. Some of this legislation, if enacted, could adversely affect the gaming industry or the Company. No assurance can be given whether such or similar city ordinances will be enacted.

     Opponents to casino gaming in Detroit are currently circulating a petition to repeal the Michigan Act. In the event that the required number of qualified and registered voters sign the petition in a timely manner, then the proposal to repeal the Michigan Act will be placed on the November 3, 1998 general election ballot for statewide vote. If a majority of the voters vote in favor of repeal of the Michigan Act, then the Michigan Act would be repealed subject to the final result of any legal challenges which might be raised regarding the repeal petition and its impact on ongoing casino licensure activities under the Michigan Act and the Michigan Board rules. No assurance can be given whether the required number of qualified and registered voters will sign the petition or that the petition will be placed on the November 3, 1998 general election ballot. If the proposal to repeal the Michigan Act is placed on the November 3, 1998 general election ballot, no assurance can be given regarding the outcome of the vote and/or the impact of the vote on the Detroit Entertainment, L.L.C. application for a casino license and any action on that application which may have been taken by the Michigan Board prior to the November 3, 1998 general election.

      On August 4, 1998 the qualified and registered voters of the City of Detroit will vote on (1) a proposal to amend the Detroit Casino Development Competitive Selection Process Ordinance to require that one of the three Detroit casino licensees be owed at least 50% by individuals who are and have been Detroit residents, directly or indirectly operate a Detroit-based business and have a license to conduct casino operations elsewhere and (2) a proposal to amend the Detroit Casino Development Competitive Selection Process Ordinance to maximize jobs and economic development for Detroit residents and ensure that the process will result in casinos opening as soon as possible without requiring that one of the three Detroit casino licensees be owned at least 50% by individuals who are and have been Detroit residents, directly or indirectly operate a Detroit-based business and have a license to conduct casino operations elsewhere. No assurance can be given regarding the outcome of the vote on these two proposals and/or the impact of such vote on the Detroit Casino Development Competitive Selection Process Ordinance and/or the Development Agreement entered into between Detroit Entertainment, L.L.C. and the City of Detroit.

     From time to time, various proposals have been introduced in the Michigan legislature that, if enacted, would affect the taxation, regulation, operation or other aspects of the gaming industry or the Company. Some of this legislation, if enacted, could adversely affect the gaming industry or the Company. No assurance can be given whether such or similar legislation will be enacted.

     Other Jurisdictions

     As a result of the Company's efforts to expand its gaming operations, the Company and/or joint ventures in which the Company is a participant may become subject to comprehensive gaming and other regulations in additional jurisdictions. Such regulations may be similar to, and could be more restrictive than, those currently applicable to the Company, its officers, directors or employees or persons associated with the Company.

     National Gambling Commission

     A National Gambling Impact Study Commission (the National Commission ) has been established by the United States Congress to conduct a comprehensive legal and factual study of the social and economic impact of gaming in the United States. The National Commission is required by the enabling legislation to issue a report containing its findings and conclusions, together with recommendations of the National Commission for legislation and administrative actions, within two years after the date on which it held its first meeting, which occurred on June 20, 1997. Any recommendations which may be made by the National Commission could result in the enactment of new laws and/or the adoption of new regulations which could adversely impact the gaming industry in general and the Company in particular. The Company is unable at this time to determine what recommendations, if any, the National Commission will make, or the ultimate disposition of any recommendations the National Commission may make.

Employees and Labor Relations

     At January 31, 1998, the Company employed approximately 20,000 persons. Approximately 38% of the Company's employees at January 31, 1998 were employed pursuant to the terms of collective bargaining agreements. During the fiscal year ended January 31, 1998, contracts with several of the Company's unions expired. Currently, new contracts with all of the major unions have been ratified with terms ranging from three to five years. The Company considers its labor relations to be satisfactory. A work stoppage has not been experienced at a Company-owned property since an industry-wide strike in 1975.

     Certain states in which gaming recently has been legalized have established community commitment and similar laws which require that a specified percentage of employees of gaming ventures be residents of the community or state in which the gaming venture is located. These laws could affect the ability of the Company to attract and retain qualified employees for gaming operations conducted by the Company or joint ventures in which it participates outside Nevada.

Certain Forward Looking Statements

     Certain information included in this Report and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements including information relating to current construction activities, plans for future expansion and other business development activities as well as other capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuation in interest rates), domestic or global economic conditions, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions), applications for licenses and approvals under applicable laws and regulations (including gaming laws and regulations) and the ultimate resolution of the dispute and related litigation between the Company and Mirage Resorts concerning the Company s agreement with Mirage to develop an Atlantic City hotel-casino.

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

     Luxor and Excalibur. The Company owns a 117-acre parcel on the southwest corner of the intersection of the Las Vegas Strip and Tropicana Avenue, with approximately 2,400 feet of frontage on the Las Vegas Strip and includes, Excalibur, which is situated on the northern portion of the parcel at the intersection of the Las Vegas Strip and Tropicana Avenue, and Luxor, which is situated on such site to the south of Excalibur. For additional information concerning Luxor and Excalibur, see "Description of the Company's Operating Hotels and Casinos -- Las Vegas, Nevada -- Luxor and -- Excalibur" in Item 1 of this Report.

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

     Gold Strike-Tunica (formerly Circus Circus-Tunica). The Company owns approximately 24 acres in Tunica County, Mississippi and Gold Strike-Tunica, which is situated on the site. The Company also owns an undivided 50% interest in an additional 388-acre site which is owned jointly with another unaffiliated gaming company. For additional information concerning Gold Strike-Tunica, see "Description of the Company's Operating Hotels and Casinos -- Tunica County, Mississippi -- Gold Strike-Tunica" in
Item 1 of this Report.

     Other Real Property

     Slots-A-Fun is situated on a 30,000-square-foot parcel owned by the Company and has approximately 100 feet of frontage on the Las Vegas Strip.

     The Company operates the Silver City Casino in Las Vegas under a lease which expires in October 1999. The Company currently pays a base rent of $129,982 per month. The base rent is subject to annual increases, calculated by using a specified index with a cap based on a specified percentage of annual revenues. Under the terms of the lease, the landlord or the landlord's assignee is entitled to participate in the profits to the extent by which 50% of defined exceeds the adjusted base rent. There was no profit participation rent due for the years ended January 31, 1996, 1997 or 1998.

     The Company owns approximately 60 acres of land which is the site of Mandalay Bay which is currently under construction.
For additional information concerning Mandalay Bay, see  Current
Expansion Activities  in Item 1 of this Report.

     The Company owns approximately 60 acres of unimproved land located immediately south of the aforementioned 60-acre site and approximately 15 acres of land on the Las Vegas Strip across from Luxor which from time to time is utilized as a parking lot for employees at Luxor and Excalibur.

     The Company owns 60 acres of land in Jean, Nevada to the north of Gold Strike and approximately 89 acres of land in Sloan, Nevada off of I-15. Sloan is located between Jean and Las Vegas.

     Reference is made to Current Expansion Activities in Item 1 of this Report for a discussion of the Company s agreement with Mirage Resorts, relating to the Company s possible acquisition of unimproved land in Atlantic City, New Jersey and the development of a hotel and casino on a portion of such site. The Company also owns or leases, or has options and/or agreements to purchase or lease, certain other improved and unimproved properties which are not deemed to be material to the Company.

     As of January 31, 1998, the aforementioned properties owned by the Company were not subject to any encumbrances securing the repayment of indebtedness.

     Joint Venture Interests. The Company, either directly or through wholly owned subsidiaries, owns (i) a 50% interest in the Las Vegas Joint Venture, which owns and operates Monte Carlo, a 3,002-room hotel-casino complex on the Las Vegas Strip; (ii) a 50% interest in the Elgin Joint Venture, which owns and operates the Grand Victoria, a riverboat casino and land-based entertainment complex in Elgin, Illinois; and (iii) a 50% interest in the Reno Joint Venture, which owns and operates Silver Legacy, a 1,711-room hotel-casino in Reno, Nevada. Reference is made to the information appearing under the caption
 Joint Venture Participations in Item 1 of this Report concerning the properties owned and operated by the aforementioned joint venture entities, which information is hereby incorporated in this Item 2 by this reference.


ITEM 3. LEGAL PROCEEDINGS.

     On April 26, 1994, a lawsuit requesting class certification was filed by William H. Poulos in the United States District Court for the Middle District of Florida against 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company. On May 10, 1994, a lawsuit requesting class certification alleging substantially identical claims was filed by William Ahearn in the same court against 48 defendants, including the Company. The two lawsuits were consolidated into a single action and transferred to the United States District Court for the District of Nevada (the "Court"). On September 26, 1995, a lawsuit requesting class certification alleging substantially identical claims was filed by Larry Schreier in the Court against 45 defendants, including the Company. On February 14, 1997, the three plaintiffs filed a consolidated amended complaint in the Court. The consolidated complaint alleges that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce persons to play video poker and electronic slot machines based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win. The complaint alleges violations of the Racketeer Influenced and Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seeks unspecified compensatory and punitive damages. On or about December 17, 1997, the Court issued formal opinions granting in part and denying in part defendants' motions to dismiss. In so doing, the Court ordered plaintiffs to file an amended complaint in accordance with the Court's orders. The Company, along with most other defendants, has answered the complaint and continues to deny the allegations contained therein. The Company has committed to vigorously defend all claims and allegations contained in the consolidated action.

     On February 4, 1998, Mirage Resorts Incorporated filed a complaint for declaratory relief against the Company in the District Court for Clark County, Nevada (the Nevada Action ). The complaint seeks a judgment declaring that the May 30, 1996 agreement between the Company and Mirage relating to Mirage s sale of a portion of a site in the Marina area of Atlantic City, New Jersey to the Company is of no further force and effect. On February 13, 1998, the Company filed a complaint against Mirage in the Superior Court for Atlantic County, New Jersey (the
 New Jersey Action ). The complaint alleges that Mirage s termination of the May 30, 1996 agreement between the Company and Mirage was improper. The complaint further alleges, among other counts, breach of contract, breach of fiduciary duty, breach of express and implied covenants of good faith and fair dealing, fraud and misrepresentation and unjust enrichment, and seeks, among other relief, unspecified compensatory and punitive damages, specific performance and imposition of a constructive trust for the benefit of the Company. Mirage sought to have the New Jersey action stayed or dismissed based on the existence of the Nevada case, that motion was denied.

     The Company is a defendant in various other pending law-suits. In management's opinion, the ultimate outcome of such law-suits will not have a material adverse effect on the results of operations or the financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended
January 31, 1998.

                                  PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

     Price Range of Common Stock. The Company's Common Stock is listed on the New York Stock Exchange and on the Pacific Exchange and traded under the symbol CIR. The following table sets forth, for the fiscal quarters shown, the low and high sale prices for the Common Stock on the New York Stock Exchange Composite Tape.

Fiscal 1998                         Low      High

First Quarter......................$23.50   $36.50
Second Quarter.....................$21.06   $29.25
Third Quarter......................$21.00   $26.69
Fourth Quarter.....................$20.00   $26.19

Fiscal 1997                         Low      High

First Quarter......................$29.75   $39.00
Second Quarter.....................$29.13   $44.63
Third Quarter......................$29.50   $36.38
Fourth Quarter.....................$31.50   $37.63

On April 20, 1998 there were 4,236 holders of record of the Common Stock of the Company.

     Dividend Policy. The Company does not currently pay a cash dividend, nor is one contemplated in the foreseeable future. The Company believes that currently its stockholders are best served by a policy of reinvestment in new high-return projects. The Company has a policy of periodic share repurchase, as cash flows, borrowing capacity and market conditions warrant.

ITEM 6. SELECTED FINANCIAL DATA.

                                          Year ended January 31,
(amounts in thousands,
 except share data)         1998      1997        1996       1995      1994

Operating Results(1):
Revenues(2)             $1,354,487 $1,334,250  $1,299,596 $1,170,182  $963,470
Income from
 operations                236,500    222,169     251,373    256,007   201,061
Pretax income              147,922    163,863     205,759    214,490   182,608
Net income                  89,908    100,733     128,898    136,286   116,189
Basic earnings
 per share(3)           $      .95      $ .99       $1.33      $1.59     $1.34
Diluted earnings
 per share(3)           $      .94      $ .97       $1.30      $1.58     $1.32

Balance Sheet Data:
Total assets            $3,263,548 $2,729,111 $2,213,503 $1,512,548 $1,297,924
Long-term debt           1,788,818  1,405,897    715,214    632,652    567,345
Stockholders' equity     1,123,749    971,791  1,226,812    686,124    559,950


(1) Gold Strike, Nevada Landing and Railroad Pass were acquired on June 1, 1995. The Hacienda was acquired on September 1, 1995 and closed on December 1, 1996. Gold Strike-Tunica (formerly Circus Circus-Tunica) opened in August 1994. Luxor opened in October 1993.

(2)   Revenues are net of complimentary allowances.

(3) Earnings per share are based on shares outstanding adjusted for a three-for-two stock split effective July 9, 1993.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.

 Incorporated herein by reference are pages 25 through 36 of the Company's Annual Report to Stockholders for the fiscal year ended January 31, 1998 (the "1998 Annual Report"), which pages are included as part of Exhibit 13 to this Report.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
           RISK.

 The information in the 1998 Annual Report beginning immediately following the caption Other Matters on page 34 thereof to, but not including, the caption Year 2000 Compliance on page 36 thereof is incorporated herein by reference, which information is included as part of Exhibit 13 to this Report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

 Incorporated herein by reference are pages 37 through 53 of the 1998 Annual Report, which pages are included as part of
Exhibit 13 to this Report.

           SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Year Ended January 31, 1998
(in thousands, except per share amounts)

                              1st       2nd       3rd       4th
                             Quarter   Quarter   Quarter   Quarter    Total
Revenue                     $ 344,098 $ 343,292 $ 341,852 $ 325,245 $1,354,487
Income from operations         82,638    62,747    59,650    31,465    236,500
Income before income tax       59,367    38,876    43,061     6,618    147,922
Net income                     37,489    24,488    27,223       708     89,908
Basic earnings per share    $     .40 $     .26 $     .29 $     .01 $      .95
Diluted earnings per share  $     .39 $     .26 $     .29 $     .01 $      .94

Year Ended January 31, 1997
(in thousands, except per share amounts)

                                    1st       2nd       3rd       4th
                             Quarter   Quarter   Quarter   Quarter    Total
Revenue                     $352,885  $338,806  $337,990  $304,569 $1,334,250
Income from operations        81,297    24,650    71,185    45,037    222,169
Income before income tax      69,385    12,881    55,659    25,938    163,863
Net income                    43,472     7,309    34,813    15,139    100,733
Basic earnings per share    $    .42  $    .07  $    .34  $    .16 $      .99
Diluted earnings per share  $    .41  $    .07  $    .33  $    .15 $      .97

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE.

 Not applicable.

                                 PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

 The information beginning immediately following the caption "Election of Directors" to, but not including, the caption "Management Remuneration" in the Company's Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year ended January 31, 1998 and forwarded to stockholders prior to the Company's 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement"), is incorporated herein by reference.

 The terms of office of Richard P. Banis and Richard A.
Etter, who are currently serving as Class I directors, will expire with the election of Class I directors at the Company's
1998 Annual Meeting if Stockholders, which is scheduled to be held on June 18, 1998.

 Mr. Banis, 53, was President of the Company from August 1988 until he retired in July 1991. Until his retirement, Mr. Banis was also the Company's Chief Operating Officer and a member of the Company's Board of Directors, positions he had held since September 1984 and December 1983, respectively. He was also the Chief Accounting Officer and Chief Financial Officer of the Company from June 1981 and January 1984, respectively, through August 1984. Mr. Banis, who has held his current position on the Company's Board of Directors since October 14, 1996, is also a member of the Audit and Compliance Review Committees of the Company's Board of Directors.

 Mr. Etter, 59, was Chairman of the Board and Chief Executive Officer of Bank of America-Nevada for a period of more than five years prior to his retirement on May 1, 1996, after 30 years with the bank. Mr. Etter, who has been a member of the Company's Board of Directors since October 14, 1996, is also a member of the Audit and the Compliance Review Committees of the Company's Board of Directors. Mr. Etter is an advisory director of Bank of America-Nevada.

ITEM 11.   EXECUTIVE COMPENSATION.

 The information in the 1998 Proxy Statement beginning immediately following the caption "Management Remuneration" to, but not including, the caption "Report of the Board of Directors and the Compensation Committee on Executive Compensation", is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.

 The information in the 1998 Proxy Statement beginning immediately following the caption "Security Ownership of Certain
Beneficial Owners and Management" to, but not including, the caption "Election of Directors", is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

 The information in the 1998 Proxy Statement beginning immediately following the caption "Compensation Committee Interlocks and Insider Participation" to, but not including, the caption "Comparative Stock Price Performance Graph" and the additional information in the 1998 Proxy Statement beginning immediately following the caption "Certain Transactions" to, but not including, the caption "Ratification of Selection of Independent Auditors" is incorporated herein by reference.

                                  PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K.

 (a)(1)    Consolidated Financial Statements:

CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES             Page

Consolidated Balance Sheets as of January 31, 1998 and
1997...................................................       37   *

Consolidated Statements of Income for the three years
ended January 31, 1998.................................       38   *

Consolidated Statements of Cash Flows for the three
years ended January 31, 1998...........................       39   *

Consolidated Statements of Stockholders' Equity for
the three years ended January 31, 1998.................       40   *

Notes to Consolidated Financial Statements.............       41   *

Report of Independent Public Accountants...............       53   *

 (a)(2)    Supplemental Financial Statement Schedules:

 None.


* Refers to page of the Annual Report to Stockholders for the year ended January 31, 1998, the incorporated portions of which are included as Exhibit 13 to this Report.

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

4(c). Amended and Restated $2.0 Billion Loan Agreement, dated as of May 23, 1997, by and among the Company, the Banks named therein and Bank of America National Trust and Savings Association, as administrative agent for the Banks, and the related Subsidiary Guarantee dated May 23, 1997, of the Company s subsidiaries named therein. (Incorporated by reference to Exhibit 4(a) to the Company s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1997.)

4(d). Amendment No. 1 to Amended and Restated $2.0 Billion
      Loan Agreement, by and among the Company, the Banks named therein and Bank of America National Trust and Savings Association, as administrative agent for the Banks. (Incorporated by reference to Exhibit 4(a) to the Company s Quarterly Report for the quarterly period ended October 31, 1997.)

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

4(g). Interest Rate Cap Agreement, dated October 20, 1997, between the Company and Morgan Guaranty Trust Company of New York. (Incorporated by reference to Exhibit
      4(f) to the Company s Quarterly Report for the quarterly period ended October 31, 1997.)

4(h). Interest Rate Cap Agreement, dated January 13, 1998, between the Company and Morgan Guaranty Trust Company of New York.

4(i). Grid Promissory Note, dated October 17, 1997, between the Company and Lyon Short Term Funding Corp.
      (Incorporated by reference to Exhibit 4(g) to the Company s Quarterly Report for the quarterly period ended October 31, 1997.)

4(j). Commercial Paper Dealer Agreement, dated October 9,
      1997, between the Company and Merrill Lynch Money
      Markets Inc.  (Incorporated by reference to Exhibit
      4(b) to the Company s Quarterly Report for the quarterly period ended October 31, 1997.)

4(k). Commercial Paper Dealer Agreement, dated October 9,
      1997, between the Company and BancAmerica Robertson
      Stephens. (Incorporated by reference to Exhibit 4(c) to the Company s Quarterly Report for the quarterly period ended October 31, 1997.)

4(l). Commercial Paper Dealer Agreement, dated October 9,
      1997, between the Company and Credit Suisse First Boston Corporation. (Incorporated by reference to Exhibit 4(d) to the Company s Quarterly Report for the quarterly period ended October 31, 1997.)

4(m). Issuing and Paying Agency Agreement, dated October 9,
      1997, between the Company and The Chase Manhattan Bank. (Incorporated by reference to Exhibit 4(e) to the Company s Quarterly Report for the quarterly period ended October 31, 1997.)

4(n). Indenture by and between the Company and First
      Interstate Bank of Nevada, N.A., as Trustee with respect to the Company's 6-3/4% Senior Subordinated
      Notes due 2003 and its 7-5/8% Senior Subordinated
      Debentures due 2013. (Incorporated by reference to Exhibit 4(a) to the Company's Current Report on
      Form 8-K dated July 21, 1993.)

4(o). Indenture, dated February 1, 1996, by and between the Company and First Interstate Bank of Nevada, N.A., as
      Trustee. (Incorporated by reference to Exhibit 4(b) to the Company's Current Report on Form 8-K dated
      January 29, 1996.)

4(p). Supplemental Indenture, dated February 1, 1996, by and between the Company and First Interstate Bank of Nevada, N.A., as Trustee, with respect to the Company's 6.45% Senior Notes due February 1, 2006. (Incorporated by reference to Exhibit 4(c) to the Company's Current Report on Form 8-K dated January 29, 1996.)

4(q). 6.45% Senior Notes due February 1, 2006 in the principal amount of $200,000,000. (Incorporated by reference to Exhibit 4(d) to the Company's Current
      Report on Form 8-K dated January 29, 1996.)

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

4(t). Indenture, dated November 15, 1996, by and between the Company and Wells Fargo Bank (Colorado), N.A., as Trustee. (Incorporated by reference to Exhibit 4(e) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1996.)

4(u). Supplemental Indenture, dated as of November 15, 1996, to an indenture dated November 15, 1996, by and between the Company and Wells Fargo Bank (Colorado), N.A., as Trustee, with respect to the Company s 7.0% Senior Notes due November 15, 2036. (Incorporated by reference to Exhibit 4(f) to the Company s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1996.)

4(v). 7.0% Senior Notes due February 15, 2036, in the principal amount of $150,000,000. (Incorporated by reference to Exhibit 4(g) to the Company s Quarterly
      Report on Form 10-Q for the quarterly period ended
      October 31, 1996.)

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

10(d).* Amended and Restated 1989 Stock Option Plan of the Company. (Incorporated by reference to Exhibit 10 to the Post Effective Amendment No. 4 to the Company s Registration Statement (No. 33-39215) on Form S-8.)

10(e).* Amended and Restated 1991 Stock Incentive Plan of the Company. (Incorporated by reference to Exhibit 10 to the Post Effective Amendment No. 3 to the Company s Registration Statement (No. 33-56420) on Form S-8.)

10(f).* Amended and Restated 1993 Stock Option Plan of the Company. (Incorporated by reference to Exhibit 10 to the Post Effective Amendment No. 2 to the Company s Registration Statement (No. 33-53303) on Form S-8.)

10(g).*    1995 Special Stock Option Plan and Forms of
           Nonqualified Stock Option Certificate and Agreement.
           (Incorporated by reference to Exhibit 10(gg) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1995.)

10(h).*    1998 Stock Option Plan (Incorporated by reference to
           Exhibit 4(g) to the Company's Registration Statement
           (No.333-51073) on Form S-8.)

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

10(o). Group Annuity Contract No. GA70867 between Philadelphia Life (formerly Bankers Life Company) and Trustees of Circus Circus Employees' Profit Sharing and Investment Plan. (Incorporated by reference to Exhibit 4(c) to the Company's Registration Statement (No. 33-1459) on Form S-8.)

10(p). Lease, dated as of November 1, 1981, between Novus Property Company, as landlord, and the Company, as tenant. (Incorporated by reference to Exhibit 4(h) to the Company's Registration Statement (No. 2-85794) on Form S-1.)

10(q). First Addendum and First Amendment, each dated as of June 15, 1983, to Lease dated as of November 1, 1981. (Incorporated by reference to Exhibit 4(i) to the Company's Annual Report on Form 10-K for the year ended January 31, 1984.)

10(r). Second Amendment, dated as of April 1, 1984, to Lease dated as of November l, 1981. (Incorporated by reference to Exhibit 10(o) to the Company's
           Registration Statement (No. 33-4475) on Form S-1.)

10(s). Lease by and between Robert Lewis Uccelli, guardian, as lessor, and Nevada Greens, a limited partnership, William N. Pennington, as trustee, and William G. Bennett, as trustee, and related Assignment of Lease. (Incorporated by reference to Exhibit 10(p) to the Company's Registration Statement (No. 33-4475) on
         Form S-1.)

10(t). Agreement of Purchase, dated March 15, 1985, by and between Denio Brothers Trucking Company, as seller, and the Company, as buyer, and related lease by and between Denio Brothers Trucking Co., as lessor, and Nevada Greens, a limited partnership, William N. Pennington, as trustee, and William G. Bennett, as trustee, and related Assignment of Lease. (Incorporated by reference to Exhibit 10(q) to the Company's Registration Statement (No. 33-4475) on Form S-1.)

10(u). Agreement of Joint Venture, dated as of March 1, 1994, by and among Eldorado Limited Liability Company, Galleon, Inc., and the Company. (Incorporated by reference to Exhibit 10(y) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1994.)

10(v). Amended and Restated Credit Agreement, dated November 25, 1997, by and among Circus and Eldorado Joint Venture, the Banks named therein and Bank of America National Trust and Savings Association as Administrative Agent, and the related Note, Amended and Restated Make-Well Agreement and Amended and Restated Deed of Trust. (Incorporated by reference to Exhibit 4(h) to the Company s Quarterly Report for the quarterly period ended October 31, 1997.)

10(w). Agreement and Plan of Merger, dated March 19, 1995, by and among the Company and M.S.E. Investments, Incorporated, Last Chance Investments, Incorporated, Gold Strike Investments, Incorporated, Diamond Gold, Inc., Gold Strike Aviation, Incorporated, Gold Strike Finance Company, Inc., Oasis Development Company, Inc., Michael S. Ensign, William A. Richardson, David R. Belding, Peter A. Simon II and Robert J. Verchota. (Incorporated by reference to Exhibit 10(ee) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1995.)

10(x). First Amendment to Agreement and Plan of Merger, dated May 30, 1995, by and among the Company and M.S.E. Investments, Incorporated, Last Chance Investments, Incorporated, Goldstrike Investments, Incorporated, Diamond Gold, Inc., Gold Strike Aviation, Incorporated, Goldstrike Finance Company, Inc., Oasis Development Company, Inc., Michael S. Ensign, William A. Richardson, David R. Belding, Peter A. Simon II and Robert J. Verchota. (Incorporated by reference to
         Exhibit 99.2 of the Schedule 13D of Michael S. Ensign relating to the Company's Common Stock, filed on June 12, 1995.)

10(y). Exchange Agreement, dated March 19, 1995, by and among the Company and New Way, Inc., a wholly owned subsidiary of the Company, Glenn W. Schaeffer, Gregg H. Solomon, Antonio C. Alamo, Anthony Korfman and William Ensign. (Incorporated by reference to Exhibit 10(ff) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1995.)

10(z). First Amendment to Exchange Agreement, dated May 30, 1995, by and among the Company and New Way, Inc., a wholly owned subsidiary of the Registrant, Glenn W. Schaeffer, Gregg H. Solomon, Antonio C. Alamo, Anthony Korfman and William Ensign. (Incorporated by reference to Exhibit 10(d) to the Company's Current Report on Form 8-K dated June 1, 1995.)

10(aa). Registration Rights Agreement, dated as of June 1, 1995, by and among the Company and Michael S. Ensign, William A. Richardson, David R. Belding, Peter A. Simon II, Glenn W. Schaeffer, Gregg H. Solomon, Antonio C. Alamo, Anthony Korfman, William Ensign and Robert J. Verchota. (Incorporated by reference to Exhibit 99.5 of the Schedule 13D of Michael S. Ensign, relating to the Company's Common Stock, filed on June 12, 1995.)

10(bb). Standstill Agreement, dated as of June 1, 1995, by and among the Company and Michael S. Ensign, William A. Richardson, David R. Belding, Peter A. Simon II and Glenn W. Schaeffer. (Incorporated by reference to
         Exhibit 99.4 of the Schedule 13D of Michael S. Ensign, relating to the Company's Common Stock, filed on June 12, 1995.)

10(cc). Amendment No. 1 to Standstill Agreement, effective April 16, 1996, by and among the Company and Michael S. Ensign, William A. Richardson, David R. Belding, Peter
         A. Simon II and Glenn W. Schaeffer. (Incorporated by reference to Exhibit 99.7 of Amendment No. 2 to the
         Schedule 13D of Michael S. Ensign, relating to the Company s Common Stock, filed on September 5, 1996.)

10(dd).* Executive Officer Annual Bonus Plan. (Incorporated by reference to Exhibit 10(hh) to the Company's Annual
         Report on Form 10-K for the fiscal year ended January
         31, 1995.)

10(ee).* Amendment and Restatement of Employment Agreement dated
         November 1, 1997, by and between the Company and Clyde
         Turner.


10(ff).* Agreement and Release dated January 17, 1998, by and between the Company and Clyde Turner.

10(gg).* Amendment and Restatement of Employment Agreement dated
         November 1, 1997, by and between the Company and Michael S. Ensign.

10(hh).* Amendment and Restatement of Employment Agreement dated
         November 1, 1997, by and between the Company and Glenn
         W. Schaeffer.

10(ii).* Amendment and Restatement of Employment Agreement dated
         November 1, 1997, by and between the Company and William A. Richardson.

10(jj).* Amendment and Restatement of Employment Agreement dated
         July 14, 1997, by and between the Company and Kurt D.
         Sullivan.

10(kk).* Amendment and Restatement of Employment Agreement dated
         November 1, 1997, by and between the Company and Antonio C. Alamo.

10(ll).* Amendment and Restatement of Employment Agreement dated
         November 1, 1997, by and between the Company and Gregg
         H. Solomon.

10(mm). Joint Venture Agreement, dated as of December 18, 1992, between Nevada Landing Partnership and RBG, L.P.
         (Incorporated by reference to Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1995.)

10(nn).  Amendment dated July 15, 1993 to the Joint Venture
         Agreement between Nevada Landing Partnership and RBG,
         L.P. (Incorporated by reference to Exhibit 10(h) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1995.)

10(oo).  Amendment dated October 6, 1994 to the Joint Venture
         Agreement between Nevada Landing Partnership and RBG,
         L.P. (Incorporated by reference to Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1995.)

10(pp). Amendment dated June 1, 1995 to the Joint Venture Agreement between Nevada Landing Partnership and RBG, L.P. (Incorporated by reference to Exhibit 10(j) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1995.)

10(qq). Amendment dated February 28, 1996 to the Joint Venture Agreement between Nevada Landing Partnership and RBG, L.P. (Incorporated by reference to Exhibit 10(ww) to the Company s Annual Report on Form 10-K for the fiscal year ended January 31, 1996.)

10(rr).  Reducing Revolving Loan Agreement, dated as of
         December 21, 1994, among Victoria Partners, each bank party thereto, The Long-Term Credit Bank of Japan, Ltd., Los Angeles Agency, and Societe Generale, as Co-agents, and Bank of America National Trust and Savings Association, as Administrative Agent (without Schedules or Exhibits) (the "Victoria Partners Loan Agreement"). (Incorporated by reference to Exhibit 99.2 to Amendment No. 1 on Form 8-K/A to the Current Report on Form 8-K dated December 9, 1994 of Mirage Resorts, Incorporated. Commission File No. 1-6697.) (Incorporated by reference to Exhibit 10 (ww) to the Company s Annual Report on Form 10-K for the fiscal year ended
         January 31, 1996.)

10(ss). Amendment No. 1 to the Victoria Partners Loan Agreement, dated as of January 31, 1995. (Incorporated by reference to Exhibit 10(uu) to the Annual Report on Form 10-K for the year ended December 31, 1994 of Mirage Resorts, Incorporated. Commission File No. 1-6697.)

10(tt). Amendment No. 2 to the Victoria Partners Loan Agreement, dated as of June 30, 1995. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 of Mirage Resorts, Incorporated. Commission File No. 1-6697.)

10(uu). Amendment No. 3 to the Victoria Partners Loan Agreement, dated as of July 28, 1995. (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 of Mirage Resorts, Incorporated. Commission File No. 1-6697.)

10(vv).  Amendment No. 4 to the Victoria Partners Loan
         Agreement, dated as of October 16, 1995. (Incorporated by reference to Exhibit 10(a) to the Company's
         Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1995.)

10(ww). Amendment No. 5 to the Victoria Partners Loan Agreement dated as of August 1, 1996. (Incorporated by reference to Exhibit 10(a) to the Company s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1996.)

10(xx). Amendment No.6 to the Victoria Partners Loan Agreement, dated as of April 12, 1997. (Incorporated by reference to Exhibit 10(ccc) to the Company s Annual Report on Form 10-K for the fiscal year ended January 31, 1997.)

10(yy). Joint Venture Agreement, dated as of December 9, 1994, between MRGS Corp. and Gold Strike L.V. (without Exhibit) (the "Victoria Partners Venture Agreement"). (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated December 9, 1994 of Mirage Resorts, Incorporated. Commission File No. 1-6697.)

10(zz). Amendment No. 1 to the Victoria Partners Venture Agreement dated as of April 17, 1995. (Incorporated by reference to Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995 of Mirage Resorts, Incorporated. Commission File No. 1-6697.)

10(aaa). Amendment No. 2 to the Victoria Partners Venture
         Agreement dated as of September 25, 1995.
         (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995 of Mirage Resorts,
         Incorporated.  Commission File No. 1-6697.)

10(bbb). Amendment No. 3 to the Victoria Partners Venture
         Agreement dated as of February 28, 1996. (Incorporated by reference to Exhibit 10(fff) to the Company s Annual
         Report on Form 10-K for the fiscal year ended
         January 31, 1996.)

10(ccc). Amendment No. 4 to the Victoria Partners Venture
         Agreement dated as of May 29, 1996. (Incorporated by reference to Exhibit 10(b) to the Company s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1996.)

10(ddd). Consulting Agreement, dated June 1, 1995, between
         Circus Circus Casinos, Inc. (a subsidiary of the Company) and Lakeview Company. (Incorporated by reference to Exhibit 10(ggg) to the Company s Annual Report on Form 10-K for the fiscal year ended January 31, 1996.)

10(eee). Agreement, dated May 30, 1996, with Mirage Resorts,
         Incorporated regarding the development of certain property in Atlantic City, New Jersey. (Incorporated by reference to Exhibit 10(a) to the Company s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1996.)

10(fff). Stock Transfer Agreement, dated January 23, 1997, by and between the Company, Windsor Casino Limited, Windsor Casino Supplies Limited and Windsor Casino Financial Limited and Caesars World, Inc., Conrad International Investment Corporation and Hilton Hotels Corporation. (Incorporated by reference to Exhibit 10(kkk) to the Company s Annual Report on Form 10-K for the fiscal year ended January 31, 1997.)

10(ggg).*     Description of Consulting Plan adopted June 21, 1996.
              (Incorporated by reference to Exhibit 10(lll) to the Company s Annual Report on Form 10-K for the fiscal year ended January 31, 1997.)

10(hhh). Letter agreement between the Company and Atwater Casino
         Group, L.L.C., and related Executive Summary.
         (Incorporated by reference to Exhibit 10(a) to the Company s Amendment on Form 10-Q/A dated August 1,
         1997.)

10(iii). Operating Agreement, dated October 7, 1997, by and between Circus Circus Michigan, Inc. and Atwater Casino
         Group, L.L.C.  (Incorporated by reference to Exhibit
         10(a) to the Company s Quarterly Report for the quarterly period ended October 31, 1997.)

10(jjj). Development Agreement, dated as of March 12, 1998, by and among Detroit Entertainment, L.L.C., the City of Detroit and the Economic Development Corporation of the City of Detroit for the City of Detroit Casino Development Project (without exhibits) and the related Second Letter of Corrections to the Development Agreement dated April 8, 1998.

10(kkk). Hotel Pre-opening Services Agreement, dated as of
         January 1, 1997, by and among the Company and Four
         Seasons Hotels Limited.

10(lll). Hotel Management Agreement, dated as of March 10, 1998, by and among the Company, Mandalay Corp. and Four
         Seasons Hotel Limited.

10(mmm). Hotel License Agreement, dated as of March 10, 1998, by and among Mandalay Corp. and Four Seasons Hotel
         Limited.

13. Portions of the Annual Report to Stockholders for the Year Ended January 31, 1998 specifically incorporated by reference as part of this Report.

21.      Subsidiaries of the Company.

23.      Consent of Arthur Andersen LLP.

27(a).   Financial Data Schedule for the year ended January 31,
         1998 as required under EDGAR.

27(b). Restated Financial Data Schedule for the three-month period ended April 30, 1997.

27(c).   Restated Financial Data Schedule for the year ended
         January 31, 1997.

27(d). Restated Financial Data Schedule for the nine-month period ended October 31, 1996.

27(e). Restated Financial Data Schedule for the six-month period ended July 31, 1996.

27(f). Restated Financial Data Schedule for the three-month period ended April 30, 1996.

27(g).   Restated Financial Data Schedule for the year ended
         January 31, 1996.
_____________
* This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report.

    Certain instruments with respect to long-term debt have not been filed hereunder or incorporated by reference herein where the total amount of such debt thereunder does not exceed 10% of the consolidated total assets of the Company. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

    (b)  During the fourth quarter of the fiscal year ended
January 31, 1998, the Company filed no Current Report on
Form 8-K.

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

                                 CIRCUS CIRCUS ENTERPRISES, INC.

Dated:  April 23, 1998           By: MICHAEL S. ENSIGN
                                     Michael S. Ensign,
                                     Chairman of the Board

  Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                   Title                Date


MICHAEL S. ENSIGN        Chairman of the Board,   April 23, 1998
Michael S. Ensign     Chief Executive
                         Officer and Chief
                         Operating Officer
                         (Principal Executive
                         Officer)


WILLIAM A. RICHARDSON    Executive Vice President      April 23, 1998
William A. Richardson      and Director


GLENN SCHAEFFER          President, Chief            April 23, 1998
Glenn Schaeffer          Financial Officer,
                         Treasurer and Director
                         (Principal Financial
                         Officer)

LES MARTIN               Vice President and          April 23, 1998
Les Martin               Chief Accounting Officer
                         (Principal Accounting Officer)


RICHARD P. BANIS         Director                    April 23, 1998
Richard P. Banis


ARTHUR H. BILGER         Director                    April 23, 1998
Arthur H. Bilger


RICHARD A. ETTER         Director                    April 23, 1998
Richard A. Etter


MICHAEL D. MCKEE         Director                    April 23, 1998
Michael D. McKee


                                                      Exhibit 23


                 CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

    As independent public accountants, we hereby consent to the incorporation of our report dated February 27, 1998 included (or incorporated by reference) in Circus Circus Enterprises, Inc.'s Annual Report on Form 10-K for the year ended January 31, 1998, into the Company's previously filed Form S-8 Registration Statements File Nos. 2-91950, 2-93578, 33-18278, 33-29014,
33-39215, 33-56420, 33-53303 and 333-51073 and to the Company's
previously filed Form S-3 Registration Statements File Nos. 33-65359 and 333-16327.


                                  ARTHUR ANDERSEN LLP


Las Vegas, Nevada
April 29, 1998




                            INDEX TO EXHIBITS
                                 FORM 10-K
                             Fiscal Year Ended
                             January 31, 1998
Exhibit
Number

4(h). Interest Rate Cap Agreement, dated January 13, 1998, between the Company and Morgan Guaranty Trust Company of New York.

10(ee).  Amendment and Restatement of Employment Agreement dated
         November 1, 1997, by and between the Company and Clyde
         Turner.

10(ff).* Agreement and Release dated January 17, 1998, by and between the Company and Clyde Turner.

10(gg).  Amendment and Restatement of Employment Agreement dated
         November 1, 1997, by and between the Company and Michael S. Ensign.

10(hh).  Amendment and Restatement of Employment Agreement dated
         November 1, 1997, by and between the Company and Glenn
         W. Schaeffer.

10(ii).  Amendment and Restatement of Employment Agreement dated
         November 1, 1997, by and between the Company and William A. Richardson.

10(jj).  Amendment and Restatement of Employment Agreement dated
         July 14, 1997, by and between the Company and Kurt D.
         Sullivan.

10(kk).  Amendment and Restatement of Employment Agreement dated
         November 1, 1997, by and between the Company and Antonio C. Alamo.

10(ll).  Amendment and Restatement of Employment Agreement dated
         November 1, 1997, by and between the Company and Gregg
         H. Solomon.

10(jjj). Development Agreement, dated as of March 12, 1998, by and among Detroit Entertainment, L.L.C., the City of Detroit and the Economic Development Corporation of the City of Detroit for the City of Detroit Casino Development Project (without exhibits) and the related Second Letter of Corrections to the Development Agreement dated April 8, 1998.

10(kkk). Hotel Pre-opening Services Agreement, dated as of
         January 1, 1997, by and among the Company and Four
         Seasons Hotels Limited.

10(lll). Hotel Management Agreement, dated as of March 10, 1998, by and among the Company, Mandalay Corp. and Four
         Seasons Hotel Limited.

10(mmm). Hotel License Agreement, dated as of March 10, 1998, by and among Mandalay Corp. and Four Seasons Hotel
         Limited.

13. Portions of the Annual Report to Stockholders for the Year Ended January 31, 1998 specifically incorporated by reference as part of this Report.

21.      Subsidiaries of the Company.

23.      Consent of Arthur Andersen LLP.

27(a).   Financial Data Schedule for the year ended January 31,
         1998 as required under EDGAR.

27(b). Restated Financial Data Schedule for the three-month period ended April 30, 1997.

27(c).   Restated Financial Data Schedule for the year ended
         January 31, 1997.

27(d). Restated Financial Data Schedule for the nine-month period ended October 31, 1996.

27(e). Restated Financial Data Schedule for the six-month period ended July 31, 1996.

27(f). Restated Financial Data Schedule for the three-month period ended April 30, 1996.

27(g).   Restated Financial Data Schedule for the year ended
         January 31, 1996.