Form 10-Q
period 1998-04-30
CIRCUS CIRCUS ENTERPRISES INC
filed 1998-06-15
CIK 725549

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

                              FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      April 30, 1998

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

            Class                     Outstanding at May 31. 1998
Common Stock, $.01-2/3 par value                 95,129,383 shares


           CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

                               Form 10-Q

                                INDEX
                                                             Page No.

Part I. FINANCIAL INFORMATION

     Item 1.  Financial Statements:

              Condensed Consolidated Balance Sheets at
              April 30, 1998 (Unaudited) and January 31,
              1998.........................................       3-4

              Condensed Consolidated Statements of Income
              (Unaudited) for the Three Months Ended
              April 30, 1998 and 1997......................         5

              Condensed Consolidated Statements of Cash
              Flows (Unaudited) for the Three Months Ended
              April 30, 1998 and 1997......................       6-7

              Notes to Condensed Consolidated Financial
              Statements (Unaudited).......................      8-17

     Item 2.  Management's Discussion and Analysis of Fi-
              nancial Condition and Results of Operations..     18-24

     Item 3.  Quantitative and Qualitative Disclosures
              About Market Risks...........................        25

Part II. OTHER INFORMATION                                         26


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                  ASSETS
                                                April 30,     January 31,
                                                  1998           1998
                                               (Unaudited)
CURRENT ASSETS:

   Cash and cash equivalents................     $ 73,656     $ 58,631

   Receivables..............................       21,566       33,640

   Inventories..............................       22,834       22,440

   Prepaid expenses and other...............       27,058       28,152

        Total current assets................      145,114      142,863

PROPERTY, EQUIPMENT AND LEASEHOLD INTERESTS,
   at cost, less accumulated depreciation
   and amortization of $655,266 and $624,205,
   respectively.............................    2,617,794    2,466,848

EXCESS OF PURCHASE PRICE OVER FAIR MARKET
   value of net assets acquired, net........      372,822      375,375

INVESTMENTS IN UNCONSOLIDATED AFFILIATES....      265,865      255,392

OTHER ASSETS................................       22,359       23,070

       Total Assets.........................   $3,423,954   $3,263,548




           The accompanying notes are an integral part of these condensed consolidated financial statements.


              CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share data)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        April 30,  January 31,
                                                         1998         1998
                                                      (Unaudited)
CURRENT LIABILITIES:

    Current portion of long-term debt................  $  2,991     $  3,071

    Accounts payable - trade ........................    29,467       22,103

    Accounts payable - construction..................    51,639       40,670

    Accrued liabilities .............................   106,124      101,114

           Total current liabilities ................   190,221      166,958

LONG-TERM DEBT ...................................... 1,903,083    1,788,818

DEFERRED INCOME TAX .................................   177,745      175,934

OTHER LONG-TERM LIABILITIES .........................     7,330        8,089

           Total liabilities ........................ 2,278,379    2,139,799

STOCKHOLDERS' EQUITY:

    Common stock, $.01-2/3 par value
      Authorized - 450,000,000 shares
      Issued - 113,622,508 and 113,609,008 shares ...     1,894        1,893

    Preferred stock, $.01 par value
      Authorized - 75,000,000 shares ................         -            -

    Additional paid-in capital ......................   558,839      558,658

    Retained earnings ............................... 1,095,879    1,074,271

    Treasury stock (18,493,125 and 18,496,125 shares),
      at cost........................................  (511,037)    (511,073)

           Total stockholders' equity ............... 1,145,575    1,123,749

           Total Liabilities and
             Stockholders' Equity .................. $3,423,954   $3,263,548




            The accompanying notes are an integral part of these
                condensed consolidated financial statements.


            CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except share data)
                               (Unaudited)
                                                          Three Months
                                                         Ended April 30,
REVENUES:                                                 1998        1997

  Casino .......................................      $168,417    $160,595
  Rooms ........................................        87,799      86,323
  Food and beverage ............................        60,089      53,965
  Other ........................................        37,984      33,673
  Earnings of unconsolidated affiliates ........        22,051      25,256
                                                       376,340     359,812
  Less-complimentary allowances ................       (19,378)    (15,714)
                                                       356,962     344,098
COSTS AND EXPENSES:
  Casino .......................................        84,069      72,478
  Rooms ........................................        31,422      30,153
  Food and beverage ............................        51,094      48,019
  Other operating expenses .....................        24,097      20,015
  General and administrative ...................        65,127      54,652
  Depreciation and amortization ................        33,966      28,344
                                                       289,775     253,661
OPERATING PROFIT BEFORE CORPORATE
  EXPENSE ......................................        67,187      90,437

CORPORATE EXPENSE ..............................         6,128       7,799

INCOME FROM OPERATIONS .........................        61,059      82,638

OTHER INCOME (EXPENSE):
  Interest, dividend and
    other income ...............................           920         896
  Interest income and guarantee
    fees from unconsolidated affiliate .........           798       1,726
  Interest expense .............................       (23,823)    (21,667)
  Interest expense from unconsolidated
    affiliates .................................        (3,160)     (4,226)
                                                       (25,265)    (23,271)
INCOME BEFORE PROVISION FOR
  INCOME TAX....................................        35,794      59,367

  Provision for income tax .....................        14,187      21,878

NET INCOME .....................................      $ 21,607    $ 37,489

BASIC EARNINGS PER SHARE........................      $    .23    $    .40

DILUTED EARNINGS PER SHARE......................      $    .23    $    .39

  Average shares outstanding - basic............    95,122,726  94,596,540

  Average shares outstanding - diluted..........    95,294,160  95,258,403

          The accompanying notes are an integral part of these condensed consolidated financial statements.



             CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)
                               (Unaudited)
                                                         Three Months
                                                        Ended April 30,
                                                       1998       1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $ 21,607   $ 37,489
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                     35,983     31,162
     Gain on disposition of fixed assets                 (422)      (171)
     Decrease in other current assets                  12,744      6,839
     Increase in other noncurrent assets                  671        320
     Increase in interest payable                       5,060     16,206
     Increase in other current liabilities              7,314     21,208
     Increase in deferred income tax                    1,811      3,137
     Decrease in other noncurrent liabilities             (16)       (16)
     Unconsolidated affiliates' earnings in
       excess of distributions                         (9,050)   (10,952)
          Total adjustments                            54,095     67,733

          Net cash provided by operating activities    75,702    105,222

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               (184,379)  (124,696)
  Increase (decrease) in construction payable          10,969     (1,311)
  Increase in investments in unconsolidated
    affiliates                                         (1,510)    (2,085)
  Proceeds from sale of equipment and other assets        528        217
  Other                                                    61         81

          Net cash used in investing activities      (174,331)  (127,794)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net effect on cash of issuances and payments
    of debt with original maturities of
    three months or less                              251,434    171,628
  Issuances of debt with original maturities
    in excess of three months                          21,736     11,337
  Principal payments of debt with original
    maturities in excess of three months             (159,015)  (163,094)
  Exercise of stock options and warrants                  219      1,735
  Purchases of treasury stock                               -     (1,300)
  Other                                                  (720)    (1,199)

          Net cash provided by financing activities   113,654     19,107

Net increase (decrease) in cash and cash equivalents   15,025     (3,465)
Cash and cash equivalents at beginning of period       58,631     69,516
Cash and cash equivalents at end of period           $ 73,656   $ 66,051


             CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                             (In thousands)
                               (Unaudited)




                                                         Three Months
                                                        Ended April 30,
                                                       1998       1997

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
  Interest (net of amount capitalized)               $ 18,125  $   4,808
  Income tax                                         $    120  $      70
































         The accompanying notes are an integral part of these condensed consolidated financial statements.



         CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All information for the three months ended April 30, 1998 and 1997 is unaudited.)

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

     Certain reclassifications have been made to the financial statements for the three months ended April 30, 1997 to conform to the financial statement presentation for the three months ended April 30, 1998. These reclassifications have no effect on net income.

     These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended January
31, 1998.

(2)  Long-term debt -

     Long-term debt consists of the following (in thousands):

                                         April 30,    January 31,
                                           1998          1998
                                        (Unaudited)
     Amounts due under corporate
       debt program at floating
       interest rates, weighted
       average of 5.9% and 5.8%           $591,241     $981,310
     Amounts due under bank credit
       agreement at floating interest
       rates, weighted average of 6.3%     505,000            -
     6.45% Senior Notes due 2006
       (net of unamortized discount
       of $341 and $352)                   199,659      199,648
     7-5/8% Senior Subordinated
       Debentures due 2013                 150,000      150,000
     6-3/4% Senior Subordinated Notes
       due 2003 (net of unamortized
       discount of $83 and $87)            149,917      149,913
     7.0% Debentures due 2036
       (net of unamortized
       discount of $143 and $146)          149,857      149,854
     6.70% Debentures due 2096
       (net of unamortized discount
        of $267 and $279)                  149,733      149,721
     Other notes                            10,667       11,443
                                         1,906,074    1,791,889
     Less - current portion                 (2,991)      (3,071)

                                        $1,903,083   $1,788,818

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

(2)  Long-term debt (continued) -

program, it must maintain an equivalent amount of credit available under its bank credit facility discussed more fully below.

     In May 1997, the Company renegotiated its $1.5 billion unsecured credit facility, dated January 29, 1996. This agreement was replaced by a new $2.0 billion unsecured credit facility which matures on July 31, 2002 (the "Facility"). The maturity date may be extended for an unlimited number of one-year periods with the consent of the bank group. The Facility contains financial covenants regarding senior and total debt and new venture capital expenditures and investments. The Facility is for general corporate purposes. The Company incurs commitment fees (currently 17.5 basis points) on the unused portion of the Facility. As of April 30, 1998, the Company had $505 million outstanding under the Facility. At such date, the Company also had $591.2 million of indebtedness outstanding under the corporate debt program thus reducing, by that amount, the credit available under the Facility for purposes other than repayment of such indebtedness. The fair value of the debt issued under the corporate debt program approximates the carrying amount of the debt due to the short-term maturities of the individual components of the debt.

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

(2)  Long-term debt (continued) -

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

     The Company has a policy aimed at managing interest rate risk associated with its current and anticipated future borrowings. This policy enables the Company to use any combination of interest rate swaps, futures, options, caps and similar instruments. To the extent the Company employs such financial instruments pursuant to this policy, they are accounted for as hedging instruments. In order to qualify for hedge accounting, the underlying hedged item must expose the Company to risks associated with market fluctuations and the financial instrument used must be designated as a hedge and must reduce the Company's exposure to market fluctuation throughout the hedge period. If these criteria are not met, a change in the market value of the financial instrument is recognized as a gain or loss in the period of change. Otherwise, gains and losses are not recognized except to the extent that the financial instrument is disposed of prior to maturity. Net interest paid or received pursuant to the financial instrument is included as interest expense in the period.

     The Company has entered into various interest rate swaps, principally with its bank group, to manage interest expense, which is subject to fluctuation due to the variable-rate nature of the debt under the Company's corporate debt program. The

(2)  Long-term debt (continued) -

Company has interest rate swap agreements under which it pays a fixed interest rate (weighted average of approximately 6.2%) and receives a variable interest rate (weighted average of approximately 5.7% at April 30, 1998) on $175 million notional amount of "initial" swaps, and pays a variable interest rate of approximately 5.8% at April 30, 1998, and receives a fixed interest rate of approximately 8.2% on $30 million notional amount of a "reversing" swap. The net effect of all such swaps resulted in additional interest expense, due to an interest rate differential which, at April 30, 1998, was approximately 0.1% on the total notional amount of the swaps. Two of the initial swaps with a combined notional amount of $150 million provide that the swaps will terminate two business days after any date on which three-month LIBOR is set at or above 9% on or after October 15, 2000 for $100 million notional amount and on or after January 15, 2001 for $50 million notional amount. These swaps otherwise terminate in fiscal 2008. The remaining initial swap of $25 million terminates in fiscal 2000 while the reversing swap expires in fiscal 2002.

     As of April 30, 1998, under its most restrictive loan covenants, the Company was restricted as to the purchase of its own capital stock in excess of $485 million and was restricted from issuing additional debt in excess of approximately $100 million. In order to provide increased borrowing capacity during the period when construction of Mandalay Bay is being completed, the credit facility was amended in May 1998 to provide a more liberal leverage test on total debt during such period and a new leverage test on senior debt.

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

(3)  Stock options (continued) -

Summarized information for stock option plans is as follows:

                                          Three Months Ended
                                             April 30, 1998

                                                      Weighted
                                                       Average
                                                      Exercise
                                         Options         Price

Outstanding at beginning of period..    5,115,255       $23.93
Granted.............................      140,000        22.69
Exercised...........................      (16,500)       13.29
Cancelled...........................      (18,200)       22.06
Outstanding at end of period........    5,220,555       $23.94

Options exercisable at end of period    3,360,253       $22.66
Options available for grant at end
  of period.........................    3,933,350

(4)  Stock related matters -

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

     In the event the Rights become exercisable, each Right (except the Rights beneficially owned by the acquiring individual or group, which become void) would entitle the holder to purchase, for the exercise price, a number of shares of the Company's common stock having an aggregate current market value equal to two times the exercise price. The Rights expire August 15, 2004, and may be redeemed by the Company at a price of $.01 per Right any time prior to their expiration or the acquisition

(4)  Stock related matters (continued) -

of 15% or more of the Company's common stock. The Rights should not interfere with any merger or other business combination approved by the Company's Board of Directors and are intended to cause substantial dilution to a person or group that attempts to acquire control of the Company on terms not approved by the Board of Directors.

     During the year ended January 31, 1998, the Company elected to settle, for cash, outstanding put options on 2.0 million shares of its common stock and call options on 600,000 shares of common stock. The net cost to the Company was $9.4 million. The put and call options were entered into as a complement to the Company's overall share repurchase program.

     The Company is authorized to issue up to 75 million shares of $.01 par value preferred stock in one or more series having such respective terms, rights and preferences as are designated by the Board of Directors. No such preferred stock has yet been issued.

(5)  Earnings per share -

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 - Earnings Per Share ("SFAS 128"). SFAS 128 is effective for periods ending after December 15, 1997 and replaces earnings per share as previously reported with "basic", or undiluted earnings per share, and "diluted" earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period, while diluted earnings per share reflects the additional dilution for all potentially dilutive securities, such as stock options.

     The Company has adopted the provisions of SFAS 128 and all previously reported earnings per share amounts have been restated. The table below reconciles weighted average shares outstanding used to calculate basic earnings per share with the weighted shares outstanding used to calculate diluted earnings per share. There were no reconciling items for net income.



(5)  Earnings per share (continued) -

Three months ended April 30,
(in thousands, except earnings per share)      1998     1997

Net income                                   $21,607  $37,489
Weighted average shares out-
 standing used in computation
 of basic earnings per share                  95,123   94,597
Stock options                                    171      662
Weighted average shares out-
 standing used in computation
 of diluted earnings per share                95,294   95,259

Basic earnings per share                       $0.23    $0.40

Diluted earnings per share                     $0.23    $0.39


(6)  Investments in unconsolidated affiliates -

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

                                          April 30,   January 31,
                                             1998        1998
                                          (Unaudited)

Circus and Eldorado Joint Venture (50%)
 (Silver Legacy, Reno, Nevada)              $ 66,393     $ 64,407
Elgin Riverboat Resort (50%)
 (Grand Victoria, Elgin, Illinois)            43,334       44,759
Victoria Partners (50%)
 (Monte Carlo, Las Vegas, Nevada)            148,344      139,958
Detroit Entertainment (45%)
 (Proposed Hotel/Casino, Detroit, Michigan)    7,794        6,268
                                            $265,865     $255,392

(6)  Investments in unconsolidated affiliates (continued) -

     The above unconsolidated affiliates operate with fiscal years ending on December 31. Summarized results of operations of the unconsolidated affiliates are as follows (unaudited, in thousands):
                                               Three Months
                                               Ended March 31,
                                              1998        1997

Revenues                                   $163,513     $159,495
Expenses                                    125,132      113,995
Operating income                             38,381       45,500
Net income                                   32,015       36,717

     Included in the above are revenues of the Grand Victoria of $64,994 and $62,218 for the three months ended March 31, 1998 and 1997. The property's operating margin during those periods was 27% and 35%, respectively.

(7) Commitments and contingent liabilities -

     In July 1995, Silver Legacy, a 50/50 joint venture with the Eldorado Hotel/Casino, opened in downtown Reno, Nevada. As a condition to the joint venture's $230 million bank credit agreement, Circus is obligated under a make-well agreement to make additional contributions to the joint venture as may be necessary to maintain a minimum coverage ratio (as defined). In November 1997, the joint venture repaid an outstanding loan to the Company in the principal amount of $35.1 million.

     In Tunica County, Mississippi, the Company recently completed construction on a 1,100-room tower addition to its casino, which was also remodeled and rechristened Gold Strike Casino Resort. The remodeled casino opened prior to the 1997 Labor Day weekend and the majority of the new rooms were in service by February 1998. The total cost of this expansion was approximately $140 million.

     The Company is constructing a 3,700-room luxury destination resort set on 60 acres just south of Luxor. Mandalay Bay is slated to open in March 1999 and will be the third property developed within Circus' Masterplan Mile. Mandalay Bay's attractions will include an 11-acre tropical lagoon featuring a

(7) Commitments and contingent liabilities (continued) -

sand-and-surf beach, a three-quarter mile lazy river ride and a swim-up shark tank. Inside, Mandalay Bay will offer internationally renowned restaurants, as well as a House of Blues nightclub and restaurant, including its signature Foundation Room sited on Mandalay Bay's rooftop and 100 "music-themed" hotel rooms in Mandalay Bay's towers. The resort will also feature convention facilities and a 30,000-square-foot spa, plus multiple entertainment attractions, including a 12,000-seat arena. The cost of Mandalay Bay is currently estimated at approximately $950 million (excluding land) and as of April 30, 1998, $426.5 million in costs had been incurred for this project.

     Within Mandalay Bay and as part of its 3,700 rooms, there will be a Four Seasons Hotel of approximately 400 rooms, which will provide Las Vegas visitors with a luxury "five-star" hospitality experience. This hotel, owned by Circus and managed by Four Seasons Regent Hotels and Resorts, represents the first step pursuant to the Company's cooperative effort with Four Seasons to identify strategic opportunities for development of hotel and casino properties worldwide.

     The Company has funded the above projects from internal cash flows, project specific financing or its credit facility, and anticipates that future funding for such projects will be from these sources.

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



             CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Unaudited)

                    RESULTS OF OPERATIONS

Earnings per Share

For the quarter ended April 30, 1998, the Company reported net income of $21.6 million, or $.23 per share, versus $37.5 million, or $.40 per share, in the prior year quarter. The decline in earnings was due primarily to lower operating results at the Company's core Las Vegas properties.

Revenues

Revenues for the Company increased $12.9 million, or 4%, versus the prior year. The increase in revenues was attributable to two properties. First, the completion of an 1,100-room hotel tower at Gold Strike-Tunica during the quarter contributed to an increase in revenues at that property of $14.1 million, or 136%. Second, revenues at Luxor increased $12.1 million, or 17%, due to an increase in the amount of high-budget play in the casino and the opening of a new 1,200-seat showroom in the third quarter of the prior year.

The increases noted above were partially offset by decreases in revenues at both Circus Circus-Las Vegas and Excalibur. Circus Circus declined $2.5 million, or 4%, while Excalibur declined $3.6 million, or 5%. These decreases are due primarily to the continued soft market conditions in Las Vegas, particularly during mid-week periods. Also, an increase in the maximum tax rate on casino revenues in Illinois from 20% to 35% reduced the contribution from Grand Victoria (50%-owned by the Company) by $3.1 million, or 27%.

Operating Income

For the quarter ended April 30, 1998, income from operations declined $21.6 million, or 26%, from the prior year. The Company's composite operating margin was 17.1% versus 24.0% in the prior year quarter. A discussion of operating results by market follows.

Las Vegas

The Company's Las Vegas properties posted an overall decrease in operating income of $14.7 million, or 25%. Declines occurred at all of the Company's wholly owned properties. At Luxor, operating income fell $5.5 million, or 31%, as results were affected by the additional costs associated with a new national advertising campaign which began in February, as well as increases in casino promotional expenses and a lower hold percentage on table games. At Excalibur, operating income decreased $4.9 million, or 22%, while Circus Circus decreased $3.8 million, or 38%. Each of the Company's Las Vegas properties has been negatively affected by overall soft conditions in the market, particularly during mid-week.

Reno

In Reno, the Company's combined operating income declined $1.8 million, or 24%, versus the year ago quarter. This market suffered from adverse weather conditions in February, making travel in and out of the area difficult. However, results in Reno benefitted from the Company recording its priority return from the 50%-owned Silver Legacy. This priority return began in the second quarter of the prior year and provides the Company with approximately two-thirds of the operating income of the joint venture. This priority return in expected to continue through fiscal 2000.

Laughlin

The Company's two properties in Laughlin, the Colorado Belle and the Edgewater, posted a combined decrease in operating income of $1.6 million, or 19%. This market continues to suffer from difficult competitive challenges, foremost of which are the unregulated Native American casinos in Laughlin's prime central Arizona and southern California feeder markets. Competition from new resorts in Las Vegas and Primm, Nevada (formerly Stateline, Nevada) has also contributed to the erosion of Laughlin's customer base.

Riverboat Markets

In Tunica County, Mississippi, operating income at Gold Strike rose to $1.4 million, a 13% increase over the prior year. During the quarter, the Company completed construction of a 1,100-room hotel tower.

Results at Grand Victoria (a 50% owned riverboat casino in Elgin,
Illinois) reflected a $3.2 million decrease in the Company's share of operating income. An increase in the maximum tax rate on casino revenues in Illinois from 20% to 35% reduced the contribution from Grand Victoria.

Interest Expense

For the three months ended April 30, 1998, interest expense (excluding joint venture interest expense) increased $2.2 million versus the prior year. The increase was due principally to higher average borrowings (approximately $1.9 billion in the current quarter against approximately $1.4 billion last year) related to various construction projects (primarily the ongoing construction of Mandalay Bay, the completion of a new hotel tower at Gold Strike-Tunica and the completion of various improvements at Luxor). Capitalized interest was $7.1 million for the quarter ended April 30, 1998 versus $3.6 million in the year-ago quarter. Long-term debt at April 30, 1998 stood at $1.9 billion compared to $1.4 billion at April 30, 1997.

The Company also recorded interest expense related to joint venture projects of $3.2 million in the quarter ended April 30, 1998 compared to $4.2 million in the previous year. This reflects the Company's 50% share of the interest expense of Silver Legacy and Monte Carlo.

Income Tax

For the three months ended April 30, 1998, the Company's effective tax rate was 39.6% compared with 36.9% for the three months ended April 30, 1997. These rates reflect the corporate statutory rate of 35% plus the effect of various nondeductible expenses, including the amortization of goodwill associated with the acquisition of Gold Strike Resorts.

Financial Position and Capital Resources

The Company had cash and cash equivalents of $73.7 million at April 30, 1998, representing normal daily operating requirements. The Company's pretax cash flow from operations, before asset write-offs, was $97.0 million for the three months ended April 30, 1998 versus $113.9 million in the prior year, a decrease of 15%. In this context, pretax cash flow from operations is defined as the Company's income from operations plus noncash operating expenses (primarily depreciation and amortization).
The Company used its cash flow primarily to fund the construction of Mandalay Bay, the completion of a new hotel tower at Gold Strike-Tunica and miscellaneous other construction projects.


Capital Spending

Capital expenditures for the quarter ended April 30, 1998 were $184.4 million, of which $153.3 million related to the construction of Mandalay Bay and $14.2 million related to the completion of construction and remodeling at Gold Strike-Tunica.

Credit Facility

In May 1997, the Company amended its unsecured credit facility with its bank group, increasing the size of the facility from $1.5 billion to $2.0 billion at more favorable terms and pricing (see Note 2 of Notes to Condensed Consolidated Financial Statements). The Company also has a $1.0 billion commercial paper program which is backed by the credit facility. As of April 30, 1998, Circus had aggregate borrowings of $1.1 billion outstanding under the credit facility and commercial paper program and under the Company's most restrictive loan covenants, it could issue additional debt of approximately $100 million.
In order to provide increased borrowing capacity during the period when construction of Mandalay Bay is being completed, the credit facility was amended in May 1998 to provide a more liberal leverage test on total debt during such period and a new leverage test on senior debt.

Joint Ventures

In July 1995, Silver Legacy, a 50/50 joint venture with the Eldorado Hotel/Casino, opened in downtown Reno, Nevada. As a condition to the joint venture's $230 million bank credit agreement, Circus is obligated under a make-well agreement to make additional contributions to the joint venture as may be necessary to maintain a minimum coverage ratio (as defined).

New Projects

The Company is constructing a 3,700-room luxury destination resort set on 60 acres just south of Luxor. Mandalay Bay is slated to open in March 1999 and will be the third property developed within Circus' Masterplan Mile. Mandalay Bay's attractions will include an 11-acre tropical lagoon featuring a sand-and-surf beach, a three-quarter-mile lazy river ride and a swim-up shark tank. Inside, Mandalay Bay will offer internationally renowned restaurants, as well as a House of Blues nightclub and restaurant, including its signature Foundation Room sited on Mandalay Bay's rooftop and 100 "music-themed" hotel rooms in Mandalay Bay's towers. The resort will also feature convention facilities and a 30,000-square-foot spa, plus multiple entertainment attractions, including a 12,000-seat arena. The cost of Mandalay Bay is currently estimated at approximately $950 million (excluding land) and as of April 30, 1998, $426.5 million in costs had been incurred for this project.

Within Mandalay Bay and as part of its 3,700 rooms, there will also be a Four Seasons Hotel of approximately 400 rooms, which will provide Las Vegas visitors with a luxury "five-star" hospitality experience. This hotel, owned by Circus and managed by Four Seasons Regent Hotels and Resorts, represents the first step pursuant to the Company's cooperative effort with Four Seasons to identify strategic opportunities for development of hotel and casino properties worldwide.

In Tunica County, Mississippi, the Company recently completed construction of a 1,100-room tower addition to its casino, which was also remodeled and rechristened Gold Strike Casino Resort. The remodeled casino opened prior to the 1997 Labor Day weekend and all of the new rooms were in service by March 1998. The total cost of this expansion was approximately $140 million.

Also in Mississippi, the Company has announced that it plans to develop a hotel/casino resort on the Mississippi Gulf Coast at the north end of the Bay of St. Louis, near the DeLisle exit on Interstate 10. The planned resort, which will have approximately 1,500 rooms, is estimated to cost $225 million. The Company has received all necessary approvals to commence development. However, these approvals have been challenged in state and federal court, and the Company expects construction to begin only after satisfactory resolution of all legal actions. As the project is presently contemplated, Circus will own 90% of the resort, with a partner contributing land (up to 500 acres) in exchange for the remaining 10% interest.

The Company has formed a joint venture with the Detroit-based Atwater Casino Group, comprised of numerous Detroit-area business, education, civic and community leaders. Circus will own a 45% equity interest in the proposed project and receive a management fee. On November 21, 1997, the joint venture was selected to be one of three groups permitted to negotiate a development agreement with the city, and its development agreement was approved by the city council on April 9, 1998. The joint venture's ability to proceed with the proposed project is contingent upon the receipt of all necessary gaming approvals and satisfaction of other customary conditions. The joint venture is planning a $600 million project, of which the Company would be required to contribute 20% in equity, with the balance provided through project-specific financing. If the Company proceeds with the project, it will guarantee completion of the facility and will be required to give a keep-well guarantee, pursuant to which the Company would contribute additional funds, if and as needed, to continue operations of the project for a period of two years.

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

Additionally, as reported by Mirage, an existing Atlantic City hotel/casino operator and others have filed various lawsuits which seek to prevent Mirage's acquisition of the site and construction of road improvements to the site. These lawsuits have the potential to delay or prevent the Company's acquisition of a portion of the site from Mirage and development of a
hotel/casino.   Moreover, in order to proceed, the Company must
obtain the requisite gaming and other approvals (including various governmental permits required for the development of the site) and licenses in New Jersey and various other jurisdictions. While the Company and a wholly owned subsidiary have initiated the gaming application process, based upon the contingencies and impediments to this project, there can be no assurances as to whether or when the Company will proceed with the development of a hotel/casino on the Atlantic City site or the magnitude of the Company's investment in any such project.

Other Matters

The Company believes that, through a combination of its credit facility, operating cash flows and ability to raise additional funds through debt or equity markets, it has sufficient capital resources to meet all of its existing cash obligations and fund its commitments on the projects underway.

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


           CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risks

As of April 30, 1998 there were no material changes to the information incorporated by reference in Item 7A of the Company's
Form 10-K for the fiscal year ended January 31, 1998.


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




                                 CIRCUS CIRCUS ENTERPRISES, INC.
                                        (Registrant)



Date:  June 12, 1998           By GLENN SCHAEFFER
                                  Glenn Schaeffer
                                  President, Chief Financial
                                  Officer and Treasurer



                         INDEX TO EXHIBITS


Exhibit
  No.                        Description

4(a). Amendment No. 2 to the $2.0 Billion Loan Agreement, by and among the Company, the Banks named therein and Bank of America National Trust and Savings Association, as administrative agent for the Banks.

27.       Financial Data Schedule for the three months ended
          April 30, 1998 as required under EDGAR.



                                            Exhibit 4(a)

                             AMENDMENT NO. 2

     This Amendment No. 2 to Loan Agreement dated as of May 15 , 1998 is executed with reference to the Amended and Restated Loan Agreement dated as of May 23, 1997 among Circus Circus Enterprises, Inc., a Nevada corporation, the Banks, Managing Agents, as Co-Agents, and Lead Managers named therein, and Bank of America National Trust and Savings Association, as Issuing Bank and Administrative Agent. The aforementioned Loan Agreement has previously been amended by an Amendment No. 1 thereto dated as of October 3, 1997 (as so amended, the Loan Agreement ). Terms defined in the Loan Agreement are used herein with the same meanings.

     The parties hereto agree to amend the Loan Agreement as follows:

     1.   Additional Definitions. Section 1.1 of the Loan
Agreement is hereby amended to add the following to the list of terms defined therein:

          "Average Daily Senior Debt" means, as of the last day of each Fiscal Quarter, the average daily principal amount of Total Debt minus Subordinated Debt during the calendar month ending on such date.

          "Senior Debt Ratio" means, as of the last day of any Fiscal Quarter, the ratio of (a) Average Daily Senior Debt on that date, to (b) the greater of (i) Adjusted EBITDA for the four Fiscal Quarter period ending on that date, or (ii) four times Adjusted EBITDA for the Fiscal Quarter ending on that date.

     2.    Revised Leverage Requirements.  Section 6.11 of the
Loan Agreement is hereby amended to read in full as follows:

     "6.11 Leverage Ratios.

          (a) Permit the Senior Debt Ratio to exceed, as of the last day of any Fiscal Quarter described below, the maximum ratio set forth opposite that Fiscal Quarter:

     Fiscal Quarters Ending             Maximum Senior Debt Ratio

     Closing Date through April 30, 1998          5.00:1.00

     July 31, 1998  through April 30, 1999        4.50:1.00

     July 31, 1999 through January 31, 2000       3.75:1.00

     April 30, 2000 through January 31, 2002      3.50:1.00

     Thereafter                                   3.00:1.00; or

          (b) Permit the Total Debt Ratio to exceed, as of the last day of any Fiscal Quarter described below, the maximum ratio set forth opposite that Fiscal Quarter:

     Fiscal Quarters Ending              Maximum Total Debt Ratio

     Closing Date through April 30, 1998          5.00:1.00

     July 31, 1998                                5.75:1.00

     October 31, 1998 through April 30, 1999      6.00:1.00

     July 31, 1999 through January 31, 2001       4.75:1.00

     April 30, 2001 through January 31, 2002      4.50:1.00

     Thereafter                                   4.00:1.00."

     3. Treatment of Certain Preferred Stock. The Banks hereby acknowledge and agree that preferred stock or similar instruments hereafter issued by Borrower or its Subsidiaries which is not properly classified as indebtedness under Generally Accepted Accounting Principles shall not be included in Total Debt for the purpose of computing the Senior Debt Ratio and the Total Debt Ratio.

     4.   Excess Leverage Fee.   With respect to each Fiscal
Quarter ending following the date of this Amendment for which the Total Debt Ratio is in excess of 5.00 to 1.00, Borrower hereby agrees to pay to the Banks (ratably in accordance with their Pro Rata Shares through the Administrative Agent) an excess leverage fee equal to (a) 2.5 basis points times (b) the average daily principal amount of the Loans. Borrower shall pay this fee on the date which is 60 days following the last day of each such Fiscal Quarter and its obligation to pay this fee shall survive any intervening repayment of the Obligations or termination of the Commitment.

     5. Conditions Precedent. As conditions precedent to the effectiveness of this Amendment, the Administrative Agent shall have received executed counterparts of this Amendment from Borrower, consented to be each Subsidiary Guarantor, and consents hereto from Banks comprising at least the Requisite Banks.

     6. Counterparts. This Amendment may be executed in counterparts in accordance with Section 11.7 of the Loan
Agreement.

     7.   Confirmation.  In all other respects, the Loan
Agreement is confirmed.

     IN WITNESS WHEREOF, the parties hereto have executed this Amendment as of the date first written above by their duly authorized representatives.

                         CIRCUS CIRCUS ENTERPRISES, INC.

                         By:     GLENN SCHAEFFER

                         Title:  PRESIDENT


                         BANK OF AMERICA NATIONAL TRUST
                         AND SAVINGS ASSOCIATION,
                         as Administrative Agent

                         By:      JANICE HAMMOND

                         Title:   VICE PRESIDENT

The undersigned Subsidiaries of Borrower hereby consent to the execution, delivery and performance of the foregoing amendment, and reaffirm the Subsidiary Guaranty.

CIRCUS CIRCUS CASINOS, INC., a Nevada corporation
CIRCUS CIRCUS MISSISSIPPI, INC., a Mississippi corporation
COLORADO BELLE CORP., a Nevada corporation
EDGEWATER HOTEL CORPORATION, a Nevada  corporation
GALLEON, INC., a Nevada corporation
NEW CASTLE CORP., a Nevada corporation
RAMPARTS, INC., a Nevada corporation
SLOTS-A-FUN, INC., a Nevada corporation


By:    GLENN SCHAEFFER
       Glenn Schaeffer, as President of the foregoing


CIRCUS CIRCUS DEVELOPMENT CORP., a Nevada corporation
LAST CHANCE INVESTMENTS, INCORPORATED, a Nevada corporation

By:   WILLIAM A. RICHARDSON
      William A. Richardson, as President of the foregoing

DIAMOND GOLD, INC., a Nevada corporation
OASIS DEVELOPMENT COMPANY, INC., a Nevada corporation

By:   PETER A. SIMON
      Peter A. Simon, as President of the foregoing

GOLD STRIKE INVESTMENTS, INCORPORATED, a Nevada corporation

By:   DAVID R. BELDING
      David R. Belding, as President

M.S.E. INVESTMENTS, INCORPORATED, a Nevada corporation

By:   MICHAEL S. ENSIGN
      Michael S. Ensign, as President

PINKLESS, INC., a Nevada corporation

By:   YVETTE E. LANDAU
      Yvette E. Landau, as Secretary

RAILROAD PASS INVESTMENT GROUP, a Nevada partnership
JEAN DEVELOPMENT COMPANY, a Nevada partnership
JEAN DEVELOPMENT WEST, a Nevada partnership
NEVADA LANDING PARTNERSHIP, an Illinois partnership
GOLD STRIKE L.V., a Nevada partnership
JEAN DEVELOPMENT NORTH, a Nevada partnership
LAKEVIEW GAMING PARTNERSHIPS JOINT VENTURE, a Nevada partnership

   By:  Railroad Pass Investment Group general partner of each of the foregoing

        By:  M.S.E. Investments, Incorporated
        Its: general partner

        By:      MICHAEL S. ENSIGN
                 Michael S. Ensign, President


                             CONSENT OF BANK


        This Consent of Bank is delivered with reference to the Amended and Restated Loan Agreement dated as of May 23, 1997 among Circus Circus Enterprises, Inc., a Nevada corporation, the Banks, Co-Agents, Managing Agents and Lead Managers referred to therein, and Bank of America National Trust and Savings Association, as Issuing Bank and Administrative Agent (as amended, the Loan Agreement ). Capitalized terms used but not defined herein are used with the meanings set forth for those terms in the Loan Agreement.

        The undersigned Bank hereby consents to the execution, delivery and performance of the proposed Amendment No. 2 to Loan Agreement by the Administrative Agent on behalf of the Banks, substantially in the form presented to the undersigned as a draft.


                             BANK OF AMERICA
                            [Typed/Printed Name of Bank]


                            By: JON VARNELL

                               JON VARNELL, MANAGING DIRECTOR
                            [Typed/Printed Name and Title]



                            By: _____________________________

                            _________________________________
                            [Typed/Printed Name and Title]


                            Dated:     May 15          , 1998