Form 10-Q
period 1998-07-31
CIRCUS CIRCUS ENTERPRISES INC
filed 1998-09-14
CIK 725549

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-8570

                            ------------------------

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                         Outstanding at August 31, 1998
--------------------------------------    --------------------------------------
  Common Stock, $.01- 2/3 par value                 95,129,383 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                                     INDEX

                                                                        PAGE NO.
                                                                        --------
Part I. FINANCIAL INFORMATION

    Item 1. Financial Statements:

           Condensed Consolidated Balance Sheets at July 31, 1998
             (Unaudited) and January 31, 1998.........................     3-4

           Condensed Consolidated Statements of Income (Unaudited) for
             the Three and Six Months Ended July 31, 1998 and 1997....       5

           Condensed Consolidated Statements of Cash Flows (Unaudited)
             for the Six Months Ended July 31, 1998 and 1997..........       6

           Notes to Condensed Consolidated Financial Statements
             (Unaudited)..............................................    7-14

    Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations................................   15-21

    Item 3. Quantitative and Qualitative Disclosures About Market
             Risks....................................................      21

Part II. OTHER INFORMATION

    Item 4. Submission of Matters to a Vote of Security Holders........     22

    Item 5. Other Information..........................................     22

    Item 6. Exhibits and Reports on Form 8-K...........................     22

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                          JULY 31,   JANUARY 31,
                                                            1998        1998
                                                         ----------  -----------
                                                         (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents............................  $   78,977  $    58,631
  Receivables..........................................      20,918       33,640
  Inventories..........................................      25,668       22,440
  Prepaid expenses and other...........................      30,110       28,152
                                                         ----------  -----------
    Total current assets...............................     155,673      142,863

PROPERTY, EQUIPMENT AND LEASEHOLD INTERESTS,
  at cost, less accumulated depreciation
  and amortization of $673,457 and $624,205,
  respectively.........................................   2,748,809    2,466,848

EXCESS OF PURCHASE PRICE OVER FAIR MARKET
  value of net assets acquired, net....................     370,270      375,375

INVESTMENTS IN UNCONSOLIDATED AFFILIATES...............     263,765      255,392

OTHER ASSETS...........................................      29,157       23,070
                                                         ----------  -----------
    Total Assets.......................................  $3,567,674  $ 3,263,548
                                                         ----------  -----------
                                                         ----------  -----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           JULY 31,   JANUARY 31,
                                                             1998        1998
                                                          ----------  -----------
                                                          (UNAUDITED)
CURRENT LIABILITIES:
  Current portion of long-term debt.....................  $    3,469  $     3,071
  Accounts payable--trade...............................      27,294       22,103
  Accounts payable--construction........................      36,924       40,670
  Accrued liabilities...................................     114,512      101,114
                                                          ----------  -----------
    Total current liabilities...........................     182,199      166,958

LONG-TERM DEBT..........................................   2,029,311    1,788,818

DEFERRED INCOME TAX.....................................     178,463      175,934

OTHER LONG-TERM LIABILITIES.............................       6,841        8,089
                                                          ----------  -----------
    Total liabilities...................................   2,396,814    2,139,799
                                                          ----------  -----------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 2/3 par value
    Authorized--450,000,000 shares
    Issued--113,622,508 and 113,609,008 shares..........       1,894        1,893
  Preferred stock, $.01 par value
    Authorized--75,000,000 shares.......................      --          --
  Additional paid-in capital............................     558,839      558,658
  Retained earnings.....................................   1,121,164    1,074,271
  Treasury stock (18,493,125 and 18,496,125 shares),
    at cost.............................................    (511,037)    (511,073)
                                                          ----------  -----------
    Total stockholders' equity..........................   1,170,860    1,123,749
                                                          ----------  -----------
    Total Liabilities and
      Stockholders' Equity..............................  $3,567,674  $ 3,263,548
                                                          ----------  -----------
                                                          ----------  -----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                        THREE MONTHS               SIX MONTHS
                                                                       ENDED JULY 31,            ENDED JULY 31,
                                                                  ------------------------  ------------------------
                                                                     1998         1997         1998         1997
                                                                  -----------  -----------  -----------  -----------
REVENUES:
  Casino........................................................  $   181,101  $   158,642  $   349,518  $   319,237
  Rooms.........................................................       88,830       79,608      176,629      165,931
  Food and beverage.............................................       64,473       54,889      124,562      108,854
  Other.........................................................       51,362       38,584       89,346       72,257
  Earnings of unconsolidated affiliates.........................       20,186       26,618       42,237       51,874
                                                                  -----------  -----------  -----------  -----------
                                                                      405,952      358,341      782,292      718,153
  Less-complimentary allowances.................................      (21,291)     (15,049)     (40,669)     (30,763)
                                                                  -----------  -----------  -----------  -----------
                                                                      384,661      343,292      741,623      687,390
                                                                  -----------  -----------  -----------  -----------

COSTS AND EXPENSES:
  Casino........................................................       92,919       75,904      176,988      148,382
  Rooms.........................................................       33,043       31,358       64,465       61,511
  Food and beverage.............................................       54,526       51,912      105,620       99,931
  Other operating expenses......................................       27,656       23,513       51,753       43,528
  General and administrative....................................       67,943       60,846      133,070      115,498
  Depreciation and amortization.................................       34,405       28,839       68,371       57,183
                                                                  -----------  -----------  -----------  -----------
                                                                      310,492      272,372      600,267      526,033
                                                                  -----------  -----------  -----------  -----------

OPERATING PROFIT BEFORE CORPORATE EXPENSE.......................       74,169       70,920      141,356      161,357

CORPORATE EXPENSE...............................................        8,064        8,173       14,192       15,972
                                                                  -----------  -----------  -----------  -----------

INCOME FROM OPERATIONS..........................................       66,105       62,747      127,164      145,385
                                                                  -----------  -----------  -----------  -----------

OTHER INCOME (EXPENSE):
  Interest, dividend and other income...........................          609          551        1,529        1,447
  Interest income and guarantee fees from unconsolidated
    affiliate...................................................          797        1,662        1,595        3,388
  Interest expense..............................................      (24,297)     (22,049)     (48,120)     (43,716)
  Interest expense from unconsolidated affiliates...............       (3,171)      (4,035)      (6,331)      (8,261)
                                                                  -----------  -----------  -----------  -----------
                                                                      (26,062)     (23,871)     (51,327)     (47,142)
                                                                  -----------  -----------  -----------  -----------

INCOME BEFORE PROVISION FOR INCOME TAX..........................       40,043       38,876       75,837       98,243
  Provision for income tax......................................       14,758       14,388       28,945       36,266
                                                                  -----------  -----------  -----------  -----------

NET INCOME......................................................  $    25,285  $    24,488  $    46,892  $    61,977
                                                                  -----------  -----------  -----------  -----------
                                                                  -----------  -----------  -----------  -----------

BASIC EARNINGS PER SHARE........................................  $       .27  $       .26  $       .49  $       .65
                                                                  -----------  -----------  -----------  -----------
                                                                  -----------  -----------  -----------  -----------

DILUTED EARNINGS PER SHARE......................................  $       .27  $       .26  $       .49  $       .65
                                                                  -----------  -----------  -----------  -----------
                                                                  -----------  -----------  -----------  -----------

Avg. shares outstanding--basic..................................   95,129,383   95,015,728   95,126,110   94,809,607
                                                                  -----------  -----------  -----------  -----------
                                                                  -----------  -----------  -----------  -----------

Avg. shares outstanding--diluted................................   95,135,119   95,322,132   95,136,667   95,288,579
                                                                  -----------  -----------  -----------  -----------
                                                                  -----------  -----------  -----------  -----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                                                  SIX MONTHS
                                                                                                ENDED JULY 31,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..............................................................................  $   46,892  $   61,977
                                                                                            ----------  ----------
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization.........................................................      72,667      62,833
    Gain on disposition of fixed assets...................................................        (195)       (202)
    Decrease in other current assets......................................................       7,536       5,268
    Decrease in other noncurrent assets...................................................      (6,150)     (3,743)
    Increase in interest payable..........................................................       6,432       6,608
    Increase in other current liabilities.................................................      12,157       7,402
    Increase in deferred income tax.......................................................       2,529       5,181
    Decrease in other noncurrent liabilities..............................................         (33)        (33)
    Unconsolidated affiliates' earnings in excess of distributions........................      (4,800)    (18,137)
                                                                                            ----------  ----------
      Total adjustments...................................................................      90,143      65,177
                                                                                            ----------  ----------
      Net cash provided by operating activities...........................................     137,035     127,154
                                                                                            ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures....................................................................    (349,981)   (302,841)
  Increase (decrease) in construction payable.............................................      (3,746)     12,453
  Increase in investments in unconsolidated affiliates....................................      (3,780)     (2,085)
  Proceeds from sale of equipment and other assets........................................         862         328
  Other...................................................................................         122         142
                                                                                            ----------  ----------
      Net cash used in investing activities...............................................    (356,523)   (292,003)
                                                                                            ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net effect on cash of issuances and payments of debt with original maturities of three
    months or less........................................................................     410,133     430,808
  Issuances of debt with original maturities in excess of three months....................      22,329      14,287
  Principal payments of debt with original maturities in excess of three months...........    (191,631)   (267,476)
  Exercise of stock options and warrants..................................................         219       5,794
  Purchases of treasury stock.............................................................      --          (1,300)
  Other...................................................................................      (1,216)    (10,650)
                                                                                            ----------  ----------
      Net cash provided by financing activities...........................................     239,834     171,463
                                                                                            ----------  ----------
  Net increase in cash and cash equivalents...............................................      20,346       6,614
  Cash and cash equivalents at beginning of period........................................      58,631      69,516
                                                                                            ----------  ----------
  Cash and cash equivalents at end of period..............................................  $   78,977  $   76,130
                                                                                            ----------  ----------
                                                                                            ----------  ----------
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
  Interest (net of amount capitalized)....................................................  $   40,413  $   35,733
  Income tax..............................................................................  $   16,170  $   37,270

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (ALL INFORMATION FOR THE THREE AND SIX MONTHS ENDED JULY 31, 1998 AND 1997 IS
                                  UNAUDITED.)

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

    Certain reclassifications have been made to the financial statements for the three and six months ended July 31, 1997 to conform to the financial statement presentation for the three and six months ended July 31, 1998. These reclassifications have no effect on net income.

    These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1998.

(2) LONG-TERM DEBT

    Long-term debt consists of the following (in thousands):

                                                         JULY 31,     JANUARY 31,
                                                           1998          1998
                                                       ------------   -----------
                                                       (UNAUDITED)
Amounts due under corporate debt program at floating
  interest rates, weighted average of 5.8% and
  5.8%...............................................   $   58,672    $  981,310
Amounts due under bank credit agreement at floating
  interest rates, weighted average of 6.5%...........    1,165,000        --
6.45% Senior Notes due 2006 (net of unamortized
  discount of $330 and $352).........................      199,670       199,648
7 5/8% Senior Subordinated Debentures due 2013.......      150,000       150,000
6 3/4% Senior Subordinated Notes due 2003 (net of
  unamortized discount of $79 and $87)...............      149,921       149,913
7.0% Debentures due 2036 (net of unamortized discount
  of $140 and $146)..................................      149,860       149,854
6.70% Debentures due 2096 (net of unamortized
  discount of $255 and $279).........................      149,745       149,721
Other notes..........................................        9,912        11,443
                                                       ------------   -----------
                                                         2,032,780     1,791,889
Less--current portion................................       (3,469)       (3,071)
                                                       ------------   -----------
                                                        $2,029,311    $1,788,818
                                                       ------------   -----------
                                                       ------------   -----------

                CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

 (ALL INFORMATION FOR THE THREE AND SIX MONTHS ENDED JULY 31, 1998 AND 1997 IS
                                  UNAUDITED.)

(2) LONG-TERM DEBT (CONTINUED)
    The Company has established a corporate debt program whereby it can issue commercial paper or similar forms of short-term debt. Although the debt instruments issued under this program are short-term in tenor, they are classified as long-term debt because (i) they are backed by a long-term debt facility (see below) and (ii) it is management's intention to continue to replace such borrowings on a rolling basis as various instruments come due and to have such borrowings outstanding for longer than one year. To the extent that the Company incurs debt under this program, it must maintain an equivalent amount of credit available under its bank credit facility discussed more fully below.

    In May 1997, the Company renegotiated its $1.5 billion unsecured credit facility, dated January 29, 1996. This agreement was replaced by a new $2.0 billion unsecured credit facility which matures on July 31, 2002 (the "Facility"). The maturity date may be extended for an unlimited number of one-year periods with the consent of the bank group. The Facility contains financial covenants regarding senior and total debt and new venture capital expenditures and investments. The Facility is for general corporate purposes. The Company incurs commitment fees (currently 17.5 basis points) on the unused portion of the Facility. As of July 31, 1998, the Company had $1.2 billion outstanding under the Facility. At such date, the Company also had $58.7 million of indebtedness outstanding under the corporate debt program thus reducing, by that amount, the credit available under the Facility for purposes other than repayment of such indebtedness. The fair value of the debt issued under the corporate debt program approximates the carrying amount of the debt due to the short-term maturities of the individual components of the debt.

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

    In July 1993, the Company issued $150 million principal amount of 6 3/4% Senior Subordinated Notes (the "6 3/4% Notes") due July 2003 and $150 million principal amount of 7 5/8% Senior Subordinated Debentures (the "7 5/8% Debentures") due July 2013, with interest payable each July and January. The
6 3/4% Notes, which were discounted to $149.8 million, and the 7 5/8% Debentures are not redeemable prior to maturity and are not subject to any sinking fund requirements. The net proceeds from these offerings were used primarily to repay borrowings under the Company's corporate debt program.

    The Company has a policy aimed at managing interest rate risk associated with its current and anticipated future borrowings. This policy enables the Company to use any combination of interest rate swaps, futures, options, caps and similar instruments. To the extent the Company employs such financial

                CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

 (ALL INFORMATION FOR THE THREE AND SIX MONTHS ENDED JULY 31, 1998 AND 1997 IS
                                  UNAUDITED.)

(2) LONG-TERM DEBT (CONTINUED)
instruments pursuant to this policy, they are accounted for as hedging instruments. In order to qualify for hedge accounting, the underlying hedged item must expose the Company to risks associated with market fluctuations and the financial instrument used must be designated as a hedge and must reduce the Company's exposure to market fluctuation throughout the hedge period. If these criteria are not met, a change in the market value of the financial instrument is recognized as a gain or loss in the period of change. Otherwise, gains and losses are not recognized except to the extent that the financial instrument is disposed of prior to maturity. Net interest paid or received pursuant to the financial instrument is included as interest expense in the period.

    The Company has entered into various interest rate swaps, principally with its bank group, to manage interest expense, which is subject to fluctuation due to the variable-rate nature of the debt under the Company's corporate debt program. The

    Company has interest rate swap agreements under which it pays a fixed interest rate (weighted average of approximately 6.2%) and receives a variable interest rate (weighted average of approximately 5.7% at July 31, 1998) on $175 million notional amount of initial swaps, and pays a variable interest rate of approximately 5.7% at July 31, 1998, and receives a fixed interest rate of approximately 8.2% on $30 million notional amount of a reversing swap. The net effect of all such swaps resulted in additional interest expense, due to an interest rate differential which, at July 31, 1998, was approximately 0.1% on the total notional amount of the swaps. Two of the initial swaps with a combined notional amount of $150 million provide that the swaps will terminate two business days after any date on which three-month LIBOR is set at or above 9% on or after October 15, 2000 for $100 million notional amount, and on or after January 15, 2001 for $50 million notional amount. These swaps otherwise terminate in fiscal 2008. The remaining initial swap of $25 million terminates in fiscal 2000 while the reversing swap expires in fiscal 2002.

    As of July 31, 1998, under its most restrictive loan covenants, the Company was restricted as to the purchase of its own capital stock in excess of $491 million and was restricted from issuing additional debt in excess of approximately $181 million.

(3) STOCK OPTIONS

    The Company has various stock option plans for executive, managerial and supervisory personnel as well as the Company's outside directors and consultants. The plans permit grants of options relating to the Company's common stock and one of the plans also permits grants of the Company's common stock as performance share and restricted stock awards. The only awards granted pursuant to such plans through July 31, 1998 are stock options, which are generally exercisable in one or more installments beginning not less than six months after the grant date.

                CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

 (ALL INFORMATION FOR THE THREE AND SIX MONTHS ENDED JULY 31, 1998 AND 1997 IS
                                  UNAUDITED.)

(3) STOCK OPTIONS (CONTINUED)

    Summarized information for stock options granted pursuant to the Company's plans is as follows:

                                                                        SIX MONTHS ENDED
                                                                          JULY 31, 1998
                                                                    -------------------------
                                                                                   WEIGHTED
                                                                                    AVERAGE
                                                                                   EXERCISE
                                                                      OPTIONS        PRICE
                                                                    ------------  -----------
Outstanding at beginning of period................................     5,140,255   $   23.92
Granted...........................................................       180,000       21.53
Exercised.........................................................       (16,500)      13.29
Cancelled.........................................................       (19,000)      22.22
                                                                    ------------  -----------
Outstanding at end of period......................................     5,284,755   $   23.88
                                                                    ------------  -----------
                                                                    ------------  -----------
Options exercisable at end of period..............................     3,662,454   $   23.04
Options available for grant at end of period......................     1,869,150

(4) STOCK RELATED MATTERS

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

                CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

 (ALL INFORMATION FOR THE THREE AND SIX MONTHS ENDED JULY 31, 1998 AND 1997 IS
                                  UNAUDITED.)

(5) EARNINGS PER SHARE

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128--Earnings Per Share ("SFAS 128"). SFAS 128 is effective for periods ending after December 15, 1997 and replaces earnings per share as previously reported with "basic", or undiluted earnings per share, and "diluted" earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period, while diluted earnings per share reflects the additional dilution for all potentially dilutive securities, such as stock options.

    The Company has adopted the provisions of SFAS 128 and all previously reported earnings per share amounts have been restated. The table below reconciles weighted average shares outstanding used to calculate basic earnings per share with the weighted shares outstanding used to calculate diluted earnings per share. There were no reconciling items for net income.

                                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                                          JULY 31,              JULY 31,
                                                    --------------------  --------------------
                                                      1998       1997       1998       1997
                                                    ---------  ---------  ---------  ---------
                                                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
Net income........................................  $  25,285  $  24,488  $  46,892  $  61,977
                                                    ---------  ---------  ---------  ---------
                                                    ---------  ---------  ---------  ---------
Weighted average shares outstanding used in
  computation of basic earnings per share.........     95,129     95,016     95,126     94,810
Stock options.....................................          6        306         11        479
                                                    ---------  ---------  ---------  ---------
Weighted average shares outstanding used in
  computation of diluted earnings per share.......     95,135     95,322     95,137     95,289
                                                    ---------  ---------  ---------  ---------
                                                    ---------  ---------  ---------  ---------
Basic earnings per share..........................  $     .27  $     .26  $     .49  $     .65
                                                    ---------  ---------  ---------  ---------
                                                    ---------  ---------  ---------  ---------
Diluted earnings per share........................  $     .27  $     .26  $     .49  $     .65
                                                    ---------  ---------  ---------  ---------
                                                    ---------  ---------  ---------  ---------

(6) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

    The Company has investments in unconsolidated affiliates that are accounted for under the equity method. Using the equity method, original investments are recorded at cost and adjusted by the Company's share of earnings or losses of these entities. The investment balance also includes interest

                CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

 (ALL INFORMATION FOR THE THREE AND SIX MONTHS ENDED JULY 31, 1998 AND 1997 IS
                                  UNAUDITED.)

(6) INVESTMENTS IN UNCONSOLIDATED AFFILIATES (CONTINUED) capitalized during construction (net of amortization). Investments in unconsolidated affiliates consist of the following (in thousands):

                              JULY 31,     JANUARY 31,
                                1998          1998
                             -----------   -----------
                             (UNAUDITED)
Circus and Eldorado Joint
  Venture (50%)
  (Silver Legacy, Reno,
  Nevada)..................   $ 69,275      $ 64,407
Elgin Riverboat Resort
  (50%)
  (Grand Victoria, Elgin,
  Illinois)................     42,972        44,759
Victoria Partners (50%)
  (Monte Carlo, Las Vegas,
  Nevada)..................    141,470       139,958
Detroit Entertainment (45%)
  (Proposed Hotel/Casino,
  Detroit, Michigan).......     10,048         6,268
                             -----------   -----------
                              $263,765      $255,392
                             -----------   -----------
                             -----------   -----------

    The above unconsolidated affiliates operate with fiscal years ending on December 31. Summarized results of operations of the unconsolidated affiliates are as follows (unaudited, in thousands):

                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------
Revenues..............................................................  $  334,034  $  329,675
Expenses..............................................................     254,377     232,824
Operating income......................................................      79,657      96,851
Net income............................................................      67,433      80,220

    Included in the above are revenues of the Grand Victoria of $129,614 and $125,046 for the six months ended June 30, 1998 and 1997. The property's operating margin during those periods was 26% and 35%, respectively.

(7) COMMITMENTS AND CONTINGENT LIABILITIES

    In July 1995, Silver Legacy, a 50/50 joint venture with the Eldorado Hotel/Casino, opened in downtown Reno, Nevada. As a condition to the joint venture's $230 million bank credit agreement, Circus is obligated under a make-well agreement to make additional contributions to the joint venture as may be necessary to maintain a minimum coverage ratio (as defined).

    In the Spring of 1997, the Company commenced construction of Mandalay Bay, a 43-story, hotel-casino resort which will have approximately 3,700 rooms and approximately 135,000 square feet of gaming space. The resort, which is expected to be completed in the first quarter of 1999, will be situated on approximately 60 acres of land just south of Luxor. Mandalay Bay's attractions are planned to include an 11-acre tropical lagoon featuring a sand-and-surf beach, a three-quarter-mile lazy river ride, a 30,000-square-foot spa and other entertainment attractions. Inside, Mandalay Bay will offer internationally renowned restaurants, as well as a House of Blues nightclub and restaurant, including its signature

                CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

(7) COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Foundation Room sited on Mandalay Bay's rooftop, and 100 "music-themed" hotel rooms in Mandalay Bay's tower.

    Within Mandalay Bay and as part of its 3,700 rooms, a Four Seasons Hotel with approximately 400 rooms will provide Las Vegas visitors with a luxury "five-star" hospitality experience. The Four Seasons Hotel, which will be owned by the Company and managed by Four Seasons, represents the first step pursuant to the Company's cooperative effort with Four Seasons to identify strategic opportunities for development of hotel and casino properties worldwide. The cost of Mandalay Bay, including the Four Seasons Hotel but excluding land and capitalized interest, is currently estimated at approximately $850 million and as of July 31, 1998, $516.8 million in costs had been incurred for this project.

    During the course of construction, Mandalay Bay's hotel tower has experienced settling which has exceeded the level contemplated in the building's original design and the amount of settling has been greater in some portions of the structure than others. The Company has retained geotechnical, structural engineering and foundation consultants who have recommended remedial measures which are scheduled to be completed in October. Completion of the recommended remedial measures is not expected to delay the opening of Mandalay Bay or materially increase the cost of the project. However, until such remedial measures are completed and evaluated and the ongoing evaluation of the site is concluded, there can be no assurances that further corrective measures will not be required or, if additional measures are required, as to the cost of such measures or their impact, if any, on the scheduled completion and opening of Mandalay Bay.

    Mandalay Bay is the latest phase of the Company's development of over 230 acres of land it owns at the south end of the Las Vegas Strip which runs from Tropicana Avenue south approximately one mile to Russell Road ("Masterplan Mile"). As part of its development plan for Masterplan Mile, the Company is constructing a 125,000-square-foot convention facility and a 12,000-seat arena. These facilities are expected to be completed and opened concurrently with Mandalay Bay, and will represent core components of Masterplan Mile which will be cross-marketed to guests at the Company's existing and future hotel-casinos within Masterplan Mile. The estimated cost of the convention facility and arena, excluding land and capitalized interest, is approximately $100 million and as of July 31, 1998, $16.5 million in costs had been incurred for these facilities.

    The Company also plans to construct a monorail system which will link the Company's resorts on Masterplan Mile. Furthermore, the Company is planning a "Sea of Predators" aquarium exhibit which will likewise represent a core component of Masterplan Mile. Both the monorail and the Sea of Predators exhibit are anticipated to be completed after the opening of Mandalay Bay. The cost of these additional Masterplan Mile core components, excluding land and capitalized interest, is estimated at approximately $75 million, of which $5.1 million had been incurred as of July 31, 1998. The Company may add other core components to its development plan for Masterplan Mile in the future.

    The Company has funded Mandalay Bay and the aforementioned Masterplan Mile core components from internal cash flows or its credit facility, and anticipates that future funding for such projects will be from these sources or from project specific financing.

    The Company is a defendant in various pending litigation. In management's opinion, the ultimate outcome of such litigation will not have a material effect on the results of operations or the financial position of the Company.

                CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

(8) RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative financial instruments. The provisions of SFAS No. 133 require that a company recognize derivatives as either assets or liabilities on its balance sheet and that the instrument be valued at its fair value. The statement also defines the criteria and conditions which govern the recognition of subsequent changes in the fair value of the instrument as either balance sheet or income statement events. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company does not expect the adoption of this pronouncement to materially impact its results of operations or financial position.

    The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has issued Statement of Position 98-5 ("SOP 98-5") "Reporting on the Costs of Start-up Activities." SOP 98-5 requires that the costs of all start-up activities, as defined, be expensed as incurred. The statement is effective for fiscal years beginning after December 15, 1998. The Company will adopt SOP 98-5 in its fiscal year ending January 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

                             RESULTS OF OPERATIONS

    EARNINGS PER SHARE

    For the quarter ended July 31, 1998, the Company reported net income of $25.3 million, or $.27 per share, versus $24.5 million, or $.26 per share, a year ago. For the six months, net income was $46.9 million, or $.49 per share, compared to $62.0 million, or $.65 per share, in the prior year.

    REVENUES

    Revenues for the Company increased $41.4 million, or 12%, for the three months ended July 31, 1998 and $54.2 million, or 8%, for the six months, versus the corresponding prior year periods. The increase in revenue for both the three and six months was attributable primarily to two properties, though all of the Company's wholly owned properties reported increased revenues during the second quarter. First, the completion of an 1,100-room hotel tower at Gold Strike-Tunica in the first quarter contributed to an increase in revenues at that property of $18.3 million, or 184%, in the second quarter and $32.4 million, or 160%, in the six months. Second, Luxor benefitted from a new national advertising campaign, an increase in the amount of high-budget play in the casino and the opening of a new 1,200-seat showroom in the third quarter of the prior year which contributed to increases in revenue at this property of $15.0 million, or 20%, for the quarter and $27.1 million, or 19%, for the six months ended July 31, 1998.

    OPERATING INCOME

    For the quarter ended July 31, 1998, income from operations rose $3.4 million, or 5%, while the six months experienced a decline in income from operations of $18.2 million, or 13%, compared to the same periods a year ago. The Company's composite operating margin was 17.2% and 17.1% for the three and six months ended July 31, 1998 versus 18.3% and 21.2% for the comparable periods in the prior year. A discussion of operating results by market follows.

LAS VEGAS

    The Company's Las Vegas properties posted an overall increase in operating income of $2.5 million, or 6%, during the second quarter, while there was an overall decrease for the six month period of $12.3 million, or 12%. The increase in operating income for the quarter was due primarily to improved results at Luxor, which was up $3.1 million, or 29%, and Circus Circus-Las Vegas, which was up $1.2 million, or 15%. These increases were partially offset by a lower contribution from Monte Carlo (a 50%-owned joint venture) which fell $1.9 million, or 24%.

    As mentioned above, Luxor benefitted from a new national advertising campaign which began in February and an increase in the amount of high-budget play in the casino. The increase at Circus Circus-Las Vegas was driven by increased contributions from the hotel department (rooms were being remodeled in the prior year) and the food and beverage department (due to selective price increases). The decrease at Monte Carlo was due to a low hold percentage on table games during the quarter, as well as increased promotional expenses.

    For the six months ended July 31, 1998, the positive results for the second quarter were more than offset by general softness in market conditions in Las Vegas throughout the first three months of the year, particularly during mid-week periods. Luxor was also negatively impacted by the additional costs of the national advertising campaign and other casino promotional expenses. The individual property results for the six months are as follows: Luxor down $2.5 million, or 9%, Excalibur down $5.2 million, or 14%, Circus Circus-Las Vegas down $2.5 million, or 14%, and Monte Carlo down $2.3 million, or 13%.

RENO

    In Reno, the Company's combined operating income declined $1.0 million, or 9%, in the second quarter and $2.8 million, or 15%, in the six months versus the same periods last year. Strong results at Circus Circus-Reno in the second quarter (operating income up 18%) were offset by a decrease in results at Silver Legacy (50%-owned by the Company). Circus Circus-Reno benefitted from a comparison to the prior year in which the casino was undergoing remodeling. The increased results at Circus Circus-Reno contributed to the decrease in results at Silver Legacy, as guests staying at Circus spent more of their time in the new casino rather than visiting the neighboring Silver Legacy. For the six months, both these properties were negatively impacted by adverse weather conditions in February, which made travel in and out of the area difficult.

LAUGHLIN

    The Company's two properties in Laughlin, the Colorado Belle and the Edgewater, posted a combined increase in operating income of $1.3 million, or 35%, in the second quarter and a combined decrease of $.3 million, or 2%, for the six months ended July 31, 1998 versus the previous year. While the region continues to suffer from difficult competitive challenges, foremost of which are the unregulated Native American casinos in Laughlin's prime central Arizona and southern California feeder markets, these two properties posted their first quarterly increase in operating income in several years. The increases stemmed from a combination of casino marketing efforts and cost controls.

RIVERBOAT MARKETS

    In Tunica County, Mississippi, operating income at the Gold Strike rose more than four-fold to $4.1 million in the quarter, while for the six months operating income rose 160% to $5.5 million. The increases are the result of the addition of a 1,100-room hotel tower that was completed during the first quarter of this year.

    Results at Grand Victoria (a 50%-owned riverboat casino in Elgin, Illinois) reflected a $2.6 million decrease in the Company's share of operating income for the second quarter and a $5.8 million decrease for the six months. An increase in the maximum tax rate on casino revenues in Illinois from 20% to 35% was responsible for the decreased contribution from Grand Victoria.

    INTEREST EXPENSE

    For the three and six months ended July 31, 1998, interest expense (excluding joint venture interest expense) increased $2.2 million and $4.4 million versus the prior year. The increase was due principally to higher average borrowings related to the construction of the new hotel tower at Gold Strike-Tunica and the ongoing construction of Mandalay Bay. Average borrowings were approximately $2.0 billion and $1.9 billion for the current quarter and six months, compared against $1.5 billion and $1.4 billion for the same periods last year. Capitalized interest was $9.9 million and $17.0 million for the quarter and six months ended July 31, 1998 versus $4.9 million and $8.5 million in the year-ago periods. Long-term debt at July 31, 1998 stood at $2.0 billion compared to $1.6 billion at July 31, 1997.

    The Company also recorded interest expense related to joint venture projects of $3.2 million and $6.3 million in the quarter and six months ended July 31, 1998 compared to $4.0 million and $8.3 million in the previous year. This reflects the Company's 50% share of the interest expense of Silver Legacy and Monte Carlo, with the decrease in expense attributable to lower debt outstanding at Monte Carlo.

    INCOME TAX

    For the three and six months ended July 31, 1998, the Company's effective tax rate was approximately 37% and 38%, compared with 37% for both periods in the prior year. These rates reflect the corporate statutory rate of 35% plus the effect of various nondeductible expenses, including the amortization of goodwill associated with the acquisition of Gold Strike Resorts.

    FINANCIAL POSITION AND CAPITAL RESOURCES

    The Company had cash and cash equivalents of $79.0 million at July 31, 1998, reflecting normal daily operating requirements. The Company's pretax cash flow from operations was $102.8 million and $199.8 million for the three and six months ended July 31, 1998 versus $94.3 million and $208.2 million for the same periods last year. In this context, pretax cash flow from operations is defined as the Company's income from operations plus noncash operating expenses (primarily depreciation and amortization). The Company used its cash flow primarily to fund the construction of Mandalay Bay, the completion of a new hotel tower at Gold Strike-Tunica and miscellaneous other construction projects.

CAPITAL SPENDING

    Capital expenditures for the quarter and six months ended July 31, 1998 were $165.6 million and $350.0 million. Of these amounts, $133.6 million and $278.6 million related to the construction of Mandalay Bay, $13.4 million and $20.2 million related to the construction of other core components of Masterplan Mile (primarily the convention center, arena, monorail and aquarium exhibit--see "New Projects") and $4.6 million and $18.8 million related to the completion of construction and remodeling at Gold Strike-Tunica.

CREDIT FACILITY

    In May 1997, the Company amended its unsecured credit facility with its bank group, increasing the size of the facility from $1.5 billion to $2.0 billion at more favorable terms and pricing (see Note 2 of Notes to Condensed Consolidated Financial Statements). The Company also has a $1.0 billion commercial paper program which is backed by the credit facility. In order to provide increased borrowing capacity during the construction of Mandalay Bay, the credit facility was further amended in May 1998 to provide a more liberal leverage test on total debt during such period and a new leverage test on senior debt. As of July 31, 1998, the Company had aggregate borrowings of $1.2 billion outstanding under the credit facility and commercial paper program and under the Company's most restrictive loan covenants, it could issue additional debt of approximately $181 million.

    In August 1998, the Company filed a shelf registration statement registering $550 million of securities that may be issued from time to time in the form of additional debt securities of the Company and/or preferred securities of Delaware business trusts formed for the purpose of issuing their trust securities and investing the proceeds in debt securities of the Company.

JOINT VENTURES

    In July 1995, Silver Legacy, a 50/50 joint venture with the Eldorado Hotel/Casino, opened in downtown Reno, Nevada. As a condition of the joint ventures's $230 million bank credit agreement, the Company is obligated under a make-well agreement to make additional contributions to the joint venture as may be necessary to maintain a minimum coverage ratio (as defined).

NEW PROJECTS

    In the Spring of 1997, the Company commenced construction of Mandalay Bay, a 43-story, hotel-casino resort which will have approximately 3,700 rooms and approximately 135,000 square feet of gaming space. The resort, which is expected to be completed in the first quarter of 1999, will be situated on approximately 60 acres of land just south of Luxor. Mandalay Bay's attractions are planned to include an 11-acre tropical lagoon featuring a sand-and-surf beach, a three-quarter-mile lazy river ride, a 30,000-square-foot spa and other entertainment attractions. Inside, Mandalay Bay will offer internationally renowned restaurants, as well as a House of Blues nightclub and restaurant, including its signature Foundation Room sited on Mandalay Bay's rooftop, and 100 "music-themed" hotel rooms in Mandalay Bay's towers.

    Within Mandalay Bay and as part of its 3,700 rooms, a Four Seasons Hotel with approximately 400 rooms will provide Las Vegas visitors with a luxury "five-star" hospitality experience. The Four Seasons Hotel, which will be owned by the Company and managed by Four Seasons, represents the first step pursuant to the Company's cooperative effort with Four Seasons to identify strategic opportunities for development of hotel and casino properties worldwide. The cost of Mandalay Bay, including the Four Seasons Hotel but excluding land and capitalized interest, is currently estimated at approximately $850 million and as of July 31, 1998, $516.8 million in costs had been incurred for this project.

    During the course of construction, Mandalay Bay's hotel tower has experienced settling which has exceeded the level contemplated in the building's original design and the amount of settling has been greater in some portions of the structure than others. The Company has retained geotechnical, structural engineering and foundation consultants who have recommended remedial measures which are scheduled to be completed in October. Completion of the recommended remedial measures is not expected to delay the opening of Mandalay Bay or materially increase the cost of the project. However, until such remedial measures are completed and evaluated and the ongoing evaluation of the site is concluded, there can be no assurances that further corrective measures will not be required or, if additional measures are required, as to the cost of such measures or their impact, if any, on the scheduled completion and opening of Mandalay Bay.

    Mandalay Bay is the latest phase of the Company's development of over 230 acres of land it owns at the south end of the Las Vegas Strip which runs from Tropicana Avenue south approximately one mile to Russell Road ("Masterplan Mile"). As part of its development plan for Masterplan Mile, the Company is constructing a 125,000-square-foot convention facility and a 12,000-seat arena. These facilities are expected to be completed and opened concurrently with Mandalay Bay, and will represent core components of Masterplan Mile which will be cross-marketed to guests at the Company's existing and future hotel-casinos within Masterplan Mile. The estimated cost of the convention facility and arena, excluding land and capitalized interest, is approximately $100 million and as of July 31, 1998, $16.5 million in costs had been incurred for these facilities.

    The Company also plans to construct a monorail system which will link the Company's resorts on Masterplan Mile. Furthermore, the Company is planning a "Sea of Predators" aquarium exhibit which will likewise represent a core component of Masterplan Mile. Both the monorail and the Sea of Predators exhibit are anticipated to be completed after the opening of Mandalay Bay. The cost of these additional Masterplan Mile core components, excluding land and capitalized interest, is estimated at approximately $75 million, of which $5.1 million had been incurred as of July 31, 1998. The Company may add other core components to its development plan for Masterplan Mile in the future.

    The Company has formed a joint venture with the Detroit-based Atwater Casino Group, comprised of numerous Detroit-area business, education, civic and community leaders. The Company will own a 45% equity interest in the proposed project and receive a management fee. On November 21, 1997, the joint venture was selected to be one of three groups permitted to negotiate a development agreement with the City, and its development agreement was approved by the City Council on April 9, 1998. The joint venture's ability to proceed with the proposed project is contingent upon the receipt of all necessary gaming approvals and satisfaction of other conditions. The joint venture is currently planning a $600 million project, of which the Company would be required to contribute 20% of such amount in the form of equity, with the balance expected to be provided through project-specific financing. If the Company proceeds with the project, the development agreement provides that the Company will guarantee completion of the project and will be required to give a keep-well guarantee, pursuant to which the Company would contribute additional funds, if and as needed, to continue operations of the project for a period of two years. If permitted by city and state authorities, the Company would consider construction of a temporary facility.

    The Company has announced that it plans to develop a hotel/casino resort on the Mississippi Gulf Coast at the north end of the Bay of St. Louis, near the DeLisle exit on Interstate 10. It is currently anticipated that the resort will include approximately 1,500 rooms and will involve an investment of approximately $225 million. The Company has received all necessary approvals to commence development. However, these approvals have been challenged in state and federal court, and the Company anticipates that the design and construction of this project will begin only after satisfactory resolution of all legal actions. As presently contemplated, Circus will own 90% of the resort, with a partner contributing land (up to 500 acres) in exchange for the remaining 10% interest.

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

    On January 8, 1998, the City of Atlantic City transferred title to the land to a subsidiary of Mirage. Shortly thereafter, Mirage purported to cancel its agreement with the Company, and filed suit to have the agreement declared invalid. The Company has filed its own suit against Mirage seeking, among other things, to enforce the agreement. While the Company and Mirage have had discussions regarding this dispute, there can be no assurances as to when or whether a settlement can be reached and, in the absence of a settlement, no assurances can be given as to the outcome of the litigation. In any event, various governmental permits required for the development of the site have not yet been received.

    Additionally, as reported by Mirage, an existing Atlantic City hotel/casino operator and others have filed various lawsuits which seek to prevent Mirage's acquisition of the site and construction of road improvements to the site. These lawsuits have the potential to delay or prevent the Company's acquisition of a portion of the site from Mirage and development of a hotel/casino. Moreover, in order to proceed, the Company must obtain the requisite gaming and other approvals (including various governmental permits required for the development of the site) and licenses in New Jersey and various other jurisdictions. While the Company and a wholly owned subsidiary have initiated the gaming application process in New Jersey, based upon the contingencies and impediments to this project, there can be no assurances as to whether or when the Company will proceed with the development of a hotel/casino on the Atlantic City site or the magnitude of the Company's investment in any such project.

OTHER MATTERS

    The Company believes that, through a combination of its credit facility, operating cash flows and ability to raise additional funds through debt or equity markets, it has sufficient capital resources to meet all of its existing cash obligations and fund its commitments on the projects underway.

YEAR 2000

BACKGROUND

    In the past, many computer software programs were written using two digits rather than four to define the applicable year. As a result, date-sensitive computer software may recognize a date using "00" as the year 1900 rather than the year 2000. This is generally referred to as the Year 2000 issue. If this situation occurs, the potential exists for computer system failures or miscalculations by computer programs, which could disrupt operations.

RISK FACTORS

    The Company utilizes computer systems in virtually all aspects of its business. In particular, Year 2000 problems in the hotel or casino systems at the Company's wholly owned properties or at any of its joint venture properties could disrupt operations at the affected properties and have a material adverse impact upon the Company's operating results. The Company is also exposed to the risk that one or more of its suppliers or its joint ventures' suppliers could experience Year 2000 problems that impact the ability of such suppliers to provide goods and services. Though this is not considered as significant a risk with respect to the suppliers of goods, due to the availability of alternative suppliers, the disruption of certain services, such as utilities, could, depending upon the extent of the disruption, have a material adverse impact on the Company's operations.

APPROACH

    The Company has established a task force to coordinate the Company's response to the Year 2000. This task force, which reports to the Audit Committee of the Board of Directors, includes the Company's Chief Accounting Officer, the Chief Internal Auditor, the Director of Information Services, as well as support staff. The Company also engaged an outside consultant which assisted it in establishing an approach to dealing with the Year 2000 issue, and the Company is in the process of implementing a Year 2000 compliance program at the Company's wholly owned properties and at its joint venture properties. The program consists of the following phases:

       PHASE 1 Compilation of an inventory of information technology (IT) and non-IT systems that may be sensitive to the Year 2000 problem.

       PHASE 2 Identification and prioritization of the CRITICAL systems from the systems inventory compiled in Phase 1 and inquiries of third parties with whom the Company does significant business (i.e., vendors and suppliers) as to the state of their Year 2000 readiness.

       PHASE 3 Analysis of critical systems to determine which systems are not Year 2000 compliant and evaluation of the costs to repair or replace those systems.

       PHASE 4 Repair or replace noncompliant systems and testing of those systems for which representation as to Year 2000 compliance has not been received or for which representation was received but has not been confirmed.

STATUS

    Phases 1 and 2 are substantially complete but for the process of making inquiries of significant third parties as to their Year 2000 readiness, which is currently ongoing. Phases 3 and 4 are ongoing and will continue through the first half of calendar 1999. It is the Company's goal to have this project completed by mid-1999. Based upon the analysis conducted to date, the Company believes all of the major critical systems at the Company's wholly owned properties and at its joint venture properties are currently compliant or will be compliant by mid-1999. The only significant aspect of Year 2000 compliance of the Company and its joint ventures which has been identified to date is the need to replace older personal computers whose systems are not Year 2000 compatible.

COSTS

    The total cost to the Company of making its systems and those of its joint venture properties Year 2000 compliant is currently estimated to be in the range of $5 to $10 million. The majority of this cost relates to the acquisition of new computer hardware to replace the personal computers noted above and the purchase of new software to replace noncompliant software. These costs will be capitalized and depreciated over their expected useful life. To the extent existing hardware or software is replaced, the

Company will recognize a loss currently for the undepreciated balance. This loss is included in the above cost estimate. Furthermore, all costs related to software modification, as well as all costs associated with the Company's administration of its Year 2000 project, are being expensed as incurred and are likewise included in the cost estimate above.

FORWARD-LOOKING STATEMENTS

    Certain information included in this report and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or written statements made or to be made by the Company) contains statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include information relating to current expansion projects, plans for future expansion projects and other business development activities as well as other capital spending, financing sources, Year 2000 compliance and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions) and applications for licenses and approvals under applicable laws and regulations (including gaming laws and regulations).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    As of July 31, 1998 there were no material changes to the information incorporated by reference in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The 1998 Annual Meeting of the Company's stockholders was held on June 18, 1998. At the meeting, management's nominees, William E. Bannen, M.D. and Arthur
H. Bilger, were elected to fill the two available positions as Class I directors. Voting (expressed in number of shares) was as follows: Mr. Bannen--83,761,726 for, 1,890,361 against or withheld and no abstentions or broker non-votes; and Mr. Bilger--83,763,365 for, 1,888,722 against or withheld and no abstentions or broker non-votes.

    At the meeting, stockholders ratified the appointment of Arthur Andersen LLP as the Company's independent auditors to examine and report on its financial statements for the fiscal year ending January 31, 1999, by vote of 84,838,224 shares for, 534,922 shares against or withheld and 278,941 abstentions or broker non-votes.

    At the meeting, a stockholder proposal to sell the Company to the highest bidder was defeated. The vote on the proposal was as follows: 4,924,456 shares for, 63,653,526 shares against or withheld and 17,074,105 abstentions or broker non-votes.

ITEM 5.  OTHER INFORMATION.

    On May 21, 1998, the Securities and Exchange Commission adopted an amendment to Rule 14a-4 under the Securities Exchange Act of 1934, as amended (the "Amended Rule"), which governs a company's right to exercise discretionary proxy voting authority with respect to certain stockholder proposals presented at a stockholders' meeting. The Amended Rule provides that a company may exercise such authority if it has not received notice of the proposal by an advance notice date (the "Advance Notice Date") which is generally (1) the date that is 45 days before the month and day corresponding to the date on which the company first mailed its proxy materials for the prior year's annual meeting of stockholders or (ii) such date as may be established pursuant to an overriding advance notice provision, if any, in the company's bylaws or charter. In the case of the Company's 1999 Annual Meeting of Stockholders, the Advance Notice Date is March 22, 1999. If certain other requirements of the Amended Rule are satisfied, the Company may exercise discretionary voting authority with respect a proposal notwithstanding its receipt of notice of such proposal prior to the applicable Advance Notice Date.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a) The exhibits filed as part of this report are listed on the Index to Exhibits accompanying this report.

        (b) REPORTS ON FORM 8-K. During the period covered by this report, the Company filed one report on Form 8-K dated August 3, 1998. This Form 8-K reported information under Item 5.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CIRCUS CIRCUS ENTERPRISES, INC.
                                                 (Registrant)

Date: September 11, 1998        By:             /s/ GLENN SCHAEFFER
                                     -----------------------------------------
                                                  Glenn Schaeffer
                                       PRESIDENT, CHIEF FINANCIAL OFFICER AND
                                                     TREASURER

                               INDEX TO EXHIBITS

 EXHIBIT
   NO.                                               DESCRIPTION
---------  ------------------------------------------------------------------------------------------------
    4(a).  Instrument of Joinder, dated May 31, 1998, by Mandalay Corp., pursuant to the Subsidiary
             Guaranty dated as of May 23, 1997, with respect to the Amended and Restated $2.0 Billion Loan
             Agreement, in favor of Bank of America National Trust and Savings Association, as
             administrative agent for the Banks.

   10(a).  Amended and Restated Development Agreement, dated as of April 9, 1998, by and among Detroit
             Entertainment, L.L.C., the City of Detroit and the Economic Development Corporation of the
             City of Detroit for the City of Detroit Casino Development Project.

   10(b).  First Amendment to the Amended and Restated Development Agreement, dated as of April 9, 1998, by and among Detroit Entertainments, L.L.C., the City of Detroit and the Economic Development
             Corporation of the City of Detroit for the City of Detroit Casino Development Project.

      27.  Financial Data Schedule for the six months ended July 31, 1998 as required under EDGAR.