Form 10-Q
period 1998-09-30
CIRCUS CIRCUS ENTERPRISES INC
filed 1998-12-15
CIK 725549

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

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998
                                       OR

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

                   CLASS                    OUTSTANDING AT NOVEMBER 30, 1998
      Common Stock, $.01 2/3 par value              94,638,683 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
                                   FORM 10-Q

                                     INDEX

                                                                                                           PAGE NO.
                                                                                                          -----------
Part I.  FINANCIAL INFORMATION

    Item 1.     Financial Statements:

                                                                                                                 3-4
                Condensed Consolidated Balance Sheets at October 31, 1998 (Unaudited) and January 31,
                1998....................................................................................

                                                                                                                   5
                Condensed Consolidated Statements of Income (Unaudited) for the Three and Nine Months
                Ended October 31, 1998 and 1997.........................................................

                                                                                                                   6
                Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended
                October 31, 1998 and 1997...............................................................

                                                                                                                7-14
                Notes to Condensed Consolidated Financial Statements (Unaudited)........................

    Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations...       15-22

    Item 3.     Quantitative and Qualitative Disclosures About Market Risks.............................          22

Part II.  OTHER INFORMATION

    Item 6.     Exhibits and Reports on Form 8-K........................................................          23

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                                      JANUARY 31,
                                                                                                          1998
                                                                                        OCTOBER 31,   ------------
                                                                                            1998
                                                                                        ------------
                                                                                        (UNAUDITED)
                                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...........................................................  $     59,176  $     58,631
  Receivables.........................................................................        22,278        33,640
  Inventories.........................................................................        24,124        22,440
  Prepaid expenses and other..........................................................        30,680        28,152
                                                                                        ------------  ------------
    Total current assets..............................................................       136,258       142,863
PROPERTY, EQUIPMENT AND LEASEHOLD INTERESTS, at cost, less accumulated depreciation
  and amortization of $705,088 and $624,205, respectively.............................     2,898,540     2,466,848
EXCESS OF PURCHASE PRICE OVER FAIR MARKET value of net assets acquired, net...........       367,718       375,375
INVESTMENTS IN UNCONSOLIDATED AFFILIATES..............................................       272,725       255,392
OTHER ASSETS..........................................................................        41,869        23,070
                                                                                        ------------  ------------
    Total Assets......................................................................  $  3,717,110  $  3,263,548
                                                                                        ------------  ------------
                                                                                        ------------  ------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                      JANUARY 31,
                                                                                                          1998
                                                                                        OCTOBER 31,   ------------
                                                                                            1998
                                                                                        ------------
                                                                                        (UNAUDITED)
                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt...................................................  $      3,549  $      3,071
  Accounts payable--trade.............................................................        23,388        22,103
  Accounts payable--construction......................................................        66,498        40,670
  Accrued liabilities.................................................................       131,429       101,114
                                                                                        ------------  ------------
    Total current liabilities.........................................................       224,864       166,958
LONG-TERM DEBT........................................................................     2,094,824     1,788,818
DEFERRED INCOME TAX...................................................................       181,160       175,934
OTHER LONG-TERM LIABILITIES...........................................................        21,686         8,089
                                                                                        ------------  ------------
    Total liabilities.................................................................     2,522,534     2,139,799
                                                                                        ------------  ------------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 2/3 par value
    Authorized--450,000,000 shares
    Issued--113,622,508 and 113,609,008 shares........................................         1,894         1,893
  Preferred stock, $.01 par value
    Authorized--75,000,000 shares.....................................................       --            --
  Additional paid-in capital..........................................................       558,839       558,658
  Retained earnings...................................................................     1,144,880     1,074,271
  Treasury stock (18,493,125 and 18,496,125 shares), at cost..........................      (511,037)     (511,073)
                                                                                        ------------  ------------
    Total stockholders' equity........................................................     1,194,576     1,123,749
                                                                                        ------------  ------------
    Total Liabilities and Stockholders' Equity........................................  $  3,717,110  $  3,263,548
                                                                                        ------------  ------------
                                                                                        ------------  ------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED OCTOBER    NINE MONTHS ENDED OCTOBER
                                                                  31,                           31,
                                                      ----------------------------  ----------------------------
                                                          1998           1997           1998           1997
                                                      -------------  -------------  -------------  -------------
REVENUES:
  Casino............................................  $     183,011  $     156,440  $     532,529  $     475,677
  Rooms.............................................         92,168         82,884        268,797        248,815
  Food and beverage.................................         63,749         54,415        188,311        163,269
  Other.............................................         43,286         37,092        132,632        109,349
  Earnings of unconsolidated affiliates.............         22,001         26,895         64,238         78,769
                                                      -------------  -------------  -------------  -------------
                                                            404,215        357,726      1,186,507      1,075,879
  Less-complimentary allowances.....................        (21,766)       (15,874)       (62,435)       (46,637)
                                                      -------------  -------------  -------------  -------------
                                                            382,449        341,852      1,124,072      1,029,242
                                                      -------------  -------------  -------------  -------------
COSTS AND EXPENSES:
  Casino............................................         91,937         82,554        268,925        230,936
  Rooms.............................................         33,450         31,048         97,915         92,559
  Food and beverage.................................         53,035         50,552        158,655        150,483
  Other operating expenses..........................         26,603         24,101         78,356         67,629
  General and administrative........................         66,571         57,356        199,641        172,854
  Depreciation and amortization.....................         34,493         29,235        102,864         86,418
                                                      -------------  -------------  -------------  -------------
                                                            306,089        274,846        906,356        800,879
                                                      -------------  -------------  -------------  -------------
OPERATING PROFIT BEFORE CORPORATE EXPENSE...........         76,360         67,006        217,716        228,363
CORPORATE EXPENSE...................................         12,103          7,356         26,295         23,328
                                                      -------------  -------------  -------------  -------------
INCOME FROM OPERATIONS..............................         64,257         59,650        191,421        205,035
                                                      -------------  -------------  -------------  -------------
OTHER INCOME (EXPENSE):
  Interest, dividend and other income...............            526          7,124          2,055          8,571
  Interest income and guarantee fees from
    unconsolidated affiliate........................            771          1,622          2,366          5,010
  Interest expense..................................        (23,250)       (21,465)       (71,370)       (65,181)
  Interest expense from unconsolidated affiliates...         (3,015)        (3,870)        (9,346)       (12,131)
                                                      -------------  -------------  -------------  -------------
                                                            (24,968)       (16,589)       (76,295)       (63,731)
                                                      -------------  -------------  -------------  -------------
INCOME BEFORE PROVISION FOR INCOME TAX..............         39,289         43,061        115,126        141,304
  Provision for income tax..........................         15,573         15,838         44,518         52,104
                                                      -------------  -------------  -------------  -------------
NET INCOME..........................................  $      23,716  $      27,223  $      70,608  $      89,200
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
BASIC EARNINGS PER SHARE............................  $         .25  $         .29  $         .74  $         .94
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
DILUTED EARNINGS PER SHARE..........................  $         .25  $         .29  $         .74  $         .94
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
  Avg. shares outstanding-basic.....................     95,129,383     95,063,866     95,127,213     94,895,291
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
  Avg. shares outstanding-diluted...................     95,129,383     95,363,728     95,157,946     95,283,128
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                             NINE MONTHS ENDED
                                                                                                OCTOBER 31,
                                                                                          ------------------------
                                                                                             1998         1997
                                                                                          -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................................................  $    70,608  $    89,200
                                                                                          -----------  -----------
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization.......................................................      109,060       94,788
    Gain on disposition of fixed assets.................................................       (1,590)      (6,438)
    (Increase) decrease in other current assets.........................................       (4,776)      11,414
    Increase in other noncurrent assets.................................................      (18,892)      (3,421)
    Increase in interest payable........................................................       13,329       15,423
    Increase in other current liabilities...............................................       30,198        5,208
    Increase in deferred income tax.....................................................        5,226        7,350
    Decrease in other noncurrent liabilities............................................          (49)         (49)
    Unconsolidated affiliates' earnings in excess of distributions......................      (10,235)     (29,390)
                                                                                          -----------  -----------
      Total adjustments.................................................................      122,271       94,885
                                                                                          -----------  -----------
      Net cash provided by operating activities.........................................      192,879      184,085
                                                                                          -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures..................................................................     (536,907)    (494,410)
  Increase in construction payable......................................................       25,828        8,503
  Increase in investments in unconsolidated affiliates..................................       (7,409)      (2,085)
  Proceeds from sale of equipment and other assets......................................        5,712        7,979
  Other.................................................................................          183          203
                                                                                          -----------  -----------
      Net cash used in investing activities.............................................     (512,593)    (479,810)
                                                                                          -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net effect on cash of issuances and payments of debt with original maturities of three
    months or less......................................................................      312,531      541,386
  Issuances of debt with original maturities in excess of three months..................      337,266       37,161
  Principal payments of debt with original maturities in excess of three months.........     (343,404)    (271,302)
  Exercise of stock options and warrants................................................          219        6,383
  Purchases of treasury stock...........................................................      --            (1,300)
  Other.................................................................................       13,647      (10,832)
                                                                                          -----------  -----------
      Net cash provided by financing activities.........................................      320,259      301,496
                                                                                          -----------  -----------
Net increase in cash and cash equivalents...............................................          545        5,771
Cash and cash equivalents at beginning of period........................................       58,631       69,516
                                                                                          -----------  -----------
Cash and cash equivalents at end of period..............................................  $    59,176  $    75,287
                                                                                          -----------  -----------
                                                                                          -----------  -----------
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
  Interest (net of amount capitalized)..................................................  $    56,128  $    47,799
  Income tax............................................................................  $    18,670  $    37,270

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (ALL INFORMATION FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 1998 AND 1997
                                 IS UNAUDITED.)

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

    Certain reclassifications have been made to the financial statements for the three and nine months ended October 31, 1997 to conform to the financial statement presentation for the three and nine months ended October 31, 1998. These reclassifications have no effect on net income.

    These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1998.

                CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

 (ALL INFORMATION FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 1998 AND 1997
                                 IS UNAUDITED.)

(2)  LONG-TERM DEBT

         Long-term debt consists of the following (in thousands):

                                                                                  JANUARY 31,
                                                                                  ------------
                                                                                      1998
                                                                    OCTOBER 31,   ------------
                                                                    ------------
                                                                        1998
                                                                    ------------
                                                                    (UNAUDITED)
Amounts due under corporate debt program at floating interest
  rates, weighted average of 6.1% and 5.8%........................  $     25,000  $    981,310
Amounts due under bank credit agreement at floating interest
  rates, weighted average of 6.4%.................................     1,265,000       --
6.45% Senior Notes due 2006 (net of unamortized discount of $319
  and $352).......................................................       199,681       199,648
7 5/8% Senior Subordinated Debentures due 2013....................       150,000       150,000
6 3/4% Senior Subordinated Notes due 2003 (net of unamortized
  discount of $75 and $87)........................................       149,925       149,913
7.0% Debentures due 2036 (net of unamortized discount of $136 and
  $146)...........................................................       149,864       149,854
6.70% Debentures due 2096 (net of unamortized discount of $243 and
  $279)...........................................................       149,757       149,721
Other notes.......................................................         9,146        11,443
                                                                    ------------  ------------
                                                                       2,098,373     1,791,889
Less--current portion.............................................        (3,549)       (3,071)
                                                                    ------------  ------------
                                                                    $  2,094,824  $  1,788,818
                                                                    ------------  ------------
                                                                    ------------  ------------

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

    In May 1997, the Company renegotiated its $1.5 billion unsecured credit facility, dated January 29, 1996. This agreement was replaced by a new $2.0 billion unsecured credit facility which matures on July 31, 2002 (the "Facility"). The maturity date may be extended for an unlimited number of one-year periods with the consent of the bank group. The Facility contains financial covenants regarding senior and total debt and new venture capital expenditures and investments. The Facility is for general corporate purposes. The Company incurs commitment fees (currently 17.5 basis points) on the unused portion of the Facility. As of October 31, 1998, the Company had $1.3 billion outstanding under the Facility.

    In November 1998, the Company issued $275 million principal amount of 9 1/4% Senior Subordinated Notes due December 2005 (the "9 1/4% Notes"), with interest payable each June and December. The 9 1/4% Notes are redeemable at the option of the Company, in whole, at 100% of the principal amount plus a make-whole premium at any time prior to December 1, 2002. A portion of the 9 1/4% Notes are also redeemable at the option of the Company prior to December 1, 2001 with the proceeds of a public offering

                CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

 (ALL INFORMATION FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 1998 AND 1997
                                 IS UNAUDITED.)

(2)  LONG-TERM DEBT --CONTINUED
of equity securities. The 9 1/4% Notes are also redeemable at the option of the Company beginning December 1, 2002 at prices declining annually to 100% on or after December 2004. The 9 1/4% Notes are not subject to any sinking fund requirements. The net proceeds from this offering were used to repay borrowings under the Company's credit facility.

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

    The Company has entered into various interest rate swaps, principally with its bank group, to manage interest expense, which is subject to fluctuation due to the variable-rate nature of the debt under the Company's corporate debt program. The Company has interest rate swap agreements under which it pays a fixed interest rate (weighted average of approximately 6.2%) and receives a variable interest rate (weighted average of approximately 5.7% at October 31, 1998) on $175 million notional amount of "initial" swaps, and pays a variable interest rate of approximately 5.8% at October 31, 1998, and receives a

                CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

 (ALL INFORMATION FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 1998 AND 1997
                                 IS UNAUDITED.)

(2)  LONG-TERM DEBT --CONTINUED
fixed interest rate of approximately 8.2% on $30 million notional amount of a "reversing" swap. The net effect of all such swaps resulted in additional interest expense, due to an interest rate differential which, at October 31, 1998, was approximately 0.1% on the total notional amount of the swaps. Two of the initial swaps with a combined notional amount of $150 million provide that the swaps will terminate two business days after any date on which three-month LIBOR is set at or above 9% on or after October 15, 2000 for $100 million notional amount, and on or after January 15, 2001 for $50 million notional amount. These swaps otherwise terminate in fiscal 2008. The remaining initial swap of $25 million terminates in fiscal 2000 while the reversing swap expires in fiscal 2002.

    As of October 31, 1998, under its most restrictive loan covenants, the Company was restricted as to the purchase of its own capital stock in excess of $490 million and was restricted from issuing additional debt in excess of approximately $135 million. In November 1998, the Company issued the 9 1/4% Notes, the net proceeds of which were utilized to reduce the indebtedness outstanding under the Facility by $268 million. If the issuance of the 9 1/4% Notes and the aforementioned application of the net proceeds had incurred on October 31, 1998, the amount of additional indebtedness the Company would have been permitted to incur would have been $403 million.

(3)  STOCK OPTIONS

    The Company has various stock option plans for executive, managerial and supervisory personnel as well as the Company's outside directors and consultants. The plans permit grants of options relating to the Company's common stock and one of the plans also permits grants of the Company's common stock as performance share and restricted stock awards. The only awards granted pursuant to such plans through October 31, 1998 are stock options, which are generally exercisable in one or more installments beginning not less than nine months after the grant date.

    Summarized information for stock options granted pursuant to the Company's plans is as follows:

                                                                       NINE MONTHS ENDED OCTOBER
                                                                               31, 1998
                                                                       -------------------------
                                                                                      WEIGHTED
                                                                                       AVERAGE
                                                                                      EXERCISE
                                                                         OPTIONS        PRICE
                                                                       ------------  -----------
Outstanding at beginning of period...................................     5,138,505   $   23.92
Granted..............................................................       577,000       18.20
Exercised............................................................       (16,500)      13.29
Cancelled............................................................      (211,200)      21.29
                                                                       ------------  -----------
Outstanding at end of period.........................................     5,487,805   $   23.46
                                                                       ------------  -----------
                                                                       ------------  -----------
Options exercisable at end of period.................................     3,568,704   $   23.17
Options available for grant at end of period.........................     3,666,100

                CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

 (ALL INFORMATION FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 1998 AND 1997
                                 IS UNAUDITED.)

(4)  STOCK RELATED MATTERS --CONTINUED

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

(5)  EARNINGS PER SHARE

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128--Earnings Per Share ("SFAS 128"). SFAS 128 is effective for periods ending after December 15, 1997 and replaces earnings per share as previously reported with "basic," or undiluted earnings per share, and "diluted" earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period, while diluted earnings per share reflects the additional dilution for all potentially dilutive securities, such as stock options.

    The Company has adopted the provisions of SFAS 128 and all previously reported earnings per share amounts have been restated. The table below reconciles weighted average shares outstanding used to

                CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

 (ALL INFORMATION FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 1998 AND 1997
                                 IS UNAUDITED.)

(5)  EARNINGS PER SHARE --CONTINUED
calculate basic earnings per share with the weighted shares outstanding used to calculate diluted earnings per share. There were no reconciling items for net income.

                                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                            OCTOBER 31,           OCTOBER 31,
                                                                        --------------------  --------------------
                                                                          1998       1997       1998       1997
                                                                        ---------  ---------  ---------  ---------
                                                                        (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
Net income............................................................  $  23,716  $  27,223  $  70,608  $  89,200
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Weighted average shares outstanding used in computation of basic
  earnings per share..................................................     95,129     95,064     95,127     94,895
Stock options.........................................................     --            300         31        388
                                                                        ---------  ---------  ---------  ---------
Weighted average shares outstanding used in computation of diluted
  earnings per share..................................................     95,129     95,364     95,158     95,283
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Basic earnings per share..............................................  $     .25  $     .29  $     .74  $     .94
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Diluted earnings per share............................................  $     .25  $     .29  $     .74  $     .94
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

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

                                                                                   JANUARY 31,
                                                                                      1998
                                                                      OCTOBER 31,  -----------
                                                                         1998
                                                                      -----------
                                                                      (UNAUDITED)
Circus and Eldorado Joint Venture (50%)
  (Silver Legacy, Reno, Nevada).....................................   $  72,988    $  64,407
Elgin Riverboat Resort (50%)
  (Grand Victoria, Elgin, Illinois).................................      43,435       44,759
Victoria Partners (50%)
  (Monte Carlo, Las Vegas, Nevada)..................................     142,042      139,958
Detroit Entertainment (45%)
  (Proposed Hotel/Casino, Detroit, Michigan)........................      14,260        6,268
                                                                      -----------  -----------
                                                                       $ 272,725    $ 255,392
                                                                      -----------  -----------
                                                                      -----------  -----------

                CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

 (ALL INFORMATION FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 1998 AND 1997
                                 IS UNAUDITED.)

(6)  INVESTMENTS IN UNCONSOLIDATED AFFILIATES --CONTINUED
    The above unconsolidated affiliates operate with fiscal years ending on December 31. Summarized results of operations of the unconsolidated affiliates are as follows (unaudited, in thousands):

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------
Revenues..............................................................  $  506,603  $  501,746
Expenses..............................................................     387,482     355,069
Operating income......................................................     119,121     146,677
Net income............................................................     100,979     122,600

    Included in the above are revenues of the Grand Victoria of $197,509 and $189,375 for the nine months ended September 30, 1998 and 1997. The property's operating margin during those periods was 26% and 35%, respectively.

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

    In the Spring of 1997, the Company commenced construction of Mandalay Bay, a 43-story, hotel-casino resort which will have approximately 3,700 rooms and approximately 135,000 square feet of gaming space. The resort, which is scheduled to open March 2, 1999, is situated on approximately 60 acres of land just south of Luxor. Mandalay Bay's attractions will include an 11-acre tropical lagoon featuring a sand-and-surf beach, a three-quarter-mile lazy river ride, a 30,000-square-foot spa and other entertainment attractions. Inside, Mandalay Bay will offer internationally renowned restaurants, as well as a House of Blues nightclub and restaurant, including its signature Foundation Room sited on Mandalay Bay's rooftop, and 100 "music-themed" hotel rooms in Mandalay Bay's tower.

    Within Mandalay Bay and as part of its 3,700 rooms, a Four Seasons Hotel with approximately 400 rooms will provide Las Vegas visitors with a luxury "five-star" hospitality experience. The Four Seasons Hotel, which will be owned by the Company and managed by Four Seasons, represents the first step pursuant to the Company's cooperative effort with Four Seasons to identify strategic opportunities for development of hotel and casino properties worldwide. The cost of Mandalay Bay, including the Four Seasons Hotel but excluding land, capitalized interest and preopening expenses, is currently estimated at approximately $850 million and as of October 31, 1998, $635.1 million in costs had been incurred for this project.

    During the course of construction, Mandalay Bay's hotel tower experienced settling in excess of the level contemplated in the building's original design and the amount of settling has been greater in some portions of the structure than others. We have retained geotechnical, structural engineering and foundation consultants who have evaluated the situation and have recommended remedial measures. The recommended remedial measures are substantially completed, and we do not expect the remaining work to delay the opening of Mandalay Bay or materially increase the cost of the project. However until such

                CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

 (ALL INFORMATION FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 1998 AND 1997
                                 IS UNAUDITED.)

(7) COMMITMENTS AND CONTINGENT LIABILITIES --CONTINUED remedial measures have been completed and evaluated over a meaningful perod of time, we cannot be certain if further corrective measures will be required or as to the impact of such measures.

    Mandalay Bay is the latest phase of the Company's development of more than 230 acres of land it owns at the south end of the Las Vegas Strip which runs from Tropicana Avenue south approximately one mile to Russell Road ("Masterplan Mile"). As part of its development plan for Masterplan Mile, the Company is constructing a 125,000-square-foot convention facility and a 12,000-seat arena. These facilities, which are expected to be completed and opened shortly after Mandalay Bay, will represent core components of Masterplan Mile which will be cross-marketed to guests at the Company's existing and future hotel-casinos within Masterplan Mile. The estimated cost of the convention facility and arena, excluding land, capitalized interest and preopening expenses, is approximately $100 million and as of October 31, 1998, $41.3 million in costs had been incurred for these facilities.

    The Company is also constructing a monorail system which will link the Company's resorts on Masterplan Mile. Furthermore, the Company is planning a "Sea of Predators" aquarium exhibit which will likewise represent a core component of Masterplan Mile. The monorail is scheduled to open shortly after Mandalay Bay, while the Sea of Predators exhibit is expected to open approximately a year later. The cost of these additional Masterplan Mile core components, excluding land, capitalized interest and preopening expenses, is estimated at approximately $75 million, of which $9.1 million had been incurred as of October 31, 1998. The Company may add other core components to its development plan for Masterplan Mile in the future.

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

    The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has issued Statement of Position 98-5 ("SOP 98-5") "Reporting on the Costs of Start-up Activities." SOP 98-5 requires that the costs of all start-up activities, as defined, be expensed as incurred. The statement is effective for fiscal years beginning after December 15, 1998. The Company will adopt SOP 98-5 in the first quarter of its fiscal year ending January 31, 2000 and write-off any existing start-up costs as a cumulative effect of change in accounting principal.

                CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

                             RESULTS OF OPERATIONS

    EARNINGS PER SHARE

    For the quarter ended October 31, 1998, the Company reported net income of $23.7 million, or $.25 per share, versus $27.2 million, or $.29 per share, a year ago. In this year's quarter, the Company recorded a charge to corporate expense of $5.4 million for political campaign costs associated with Proposition 5 in California, while in the prior year, the Company sold an airplane that resulted in a gain of $6.0 million. Before these one-time items, earning in this year's third quarter were $.29 per share versus $.25 on the same basis last year.

    For the nine months, net income was $70.6 million, or $.74 per share, compared to $89.2 million, or $.94 per share, in the prior year. Before the one-time items mentioned above and an additional $1.1 million of the aforementioned campaign costs incurred in the second quarter, earnings per share were $.79 for the current year period versus $.90 in last year's third quarter.

    REVENUES

    Revenues for the Company increased $40.6 million, or 12%, for the three months ended October 31, 1998 and $94.8 million, or 9%, for the nine months, versus the corresponding prior year periods. The increase in revenues for both the three and nine months was attributable primarily to two properties, though all of the Company's wholly owned properties reported increased revenues during the third quarter. At Gold Strike-Tunica, the completion of an 1,100-room hotel tower in the first quarter contributed to an increase in revenues at that property of $19.0 million, or 180%, in the third quarter and $51.4 million, or 167%, in the nine months. Luxor benefitted from a new national advertising campaign, an increase in the amount of high-budget play in the casino and the opening of a new 1,200-seat showroom in the third quarter of the prior year, which contributed to increases in revenue at this property of $11.3 million, or 14%, for the quarter and $38.4 million, or 17%, for the nine months ended October 31, 1998.

    OPERATING INCOME (excluding nonrecurring items)

    For the quarter ended October 31, 1998, income from operations rose $10.0 million, or 17%, while the nine month period experienced a decline in income from operations of $7.1 million, or 3%, compared to the same periods a year ago. The Company's composite operating margin was 18.2% and 17.6% for the three and nine months ended October 31, 1998 versus 17.4% and 19.9% for the comparable periods in the prior year. A discussion of operating results by market follows.

LAS VEGAS

    The Company's Las Vegas properties posted an overall increase in operating income of $6.3 million, or 15%, during the third quarter, while there was an overall decrease for the nine-month period of $6.0 million, or 4%. The increase in operating income for the quarter was due primarily to improved results at Luxor, which was up $4.2 million, or 37%, and Circus Circus-Las Vegas, which was up $3.8 million, or 83%. These increases were partially offset by a lower contribution from Monte Carlo (a 50%-owned joint venture) which fell $1.7 million, or 20%.

                CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)
    As mentioned above, Luxor benefitted in the quarter from a new national advertising campaign that began in February and an increase in the amount of high-budget play in the casino. The increase at Circus Circus was driven by an increase in the casino, increased contributions from the hotel department (rooms were being remodeled in the prior year) and the food and beverage department (due to selective price increases). The decrease at Monte Carlo was due primarily to an increase in casino promotional expenses.

    For the nine months ended October 31, 1998, the positive results for the second and third quarters were more than offset by general softness in market conditions in Las Vegas throughout the first three months of the year, particularly during mid-week periods. Luxor was also negatively impacted by the additional costs of the national advertising campaign and other promotional expenses. The individual property results for the nine months are as follows:
Circus Circus up $1.3 million, or 6%, Luxor up $1.7 million or 4%, Excalibur down $5.4 million or 10%, and Monte Carlo down $4.0 million, or 16%.

RENO

    In Reno, the Company's combined third quarter operating income was even with the prior year, while it declined $2.7 million, or 9%, for the nine months. Strong results at Circus Circus in the third quarter (operating income up 21%) were offset by a decrease in results at Silver Legacy (50%-owned by the Company). Circus Circus benefitted from a comparison to the prior year in which the casino was undergoing remodeling for a portion of the quarter. For the nine months, both of these properties were negatively impacted by adverse weather conditions in February, which made travel in and out of the area difficult.

LAUGHLIN

    The Company's two properties in Laughlin, the Colorado Belle and the Edgewater, posted a combined increase in operating income of $1.8 million, or 59%, in the third quarter and an increase of $1.5 million, or 10%, for the nine months ended October 31, 1998. While the region continues to suffer from difficult competitive challenges, foremostly the unregulated Native American casinos in Laughlin's prime central Arizona and southern California feeder markets, these two properties posted their second consecutive strong quarter. The increases stemmed from a combination of casino marketing efforts and reduced costs.

RIVERBOAT MARKETS

    In Tunica County, Mississippi, operating income at the Gold Strike rose almost four-fold to $3.6 million in the quarter, while for the nine months operating income rose 199% to $9.2 million. The increases are the result of the addition of a 1,100-room hotel tower that was completed during the first quarter of this year.

    Results at Grand Victoria (a 50%-owned riverboat casino in Elgin, Illinois) reflected a $2.2 million decrease in the Company's share of operating income for the third quarter and an $8.0 million decrease for the nine months. An increase in the maximum tax rate on casino revenues in Illinois from 20% to 35% was responsible for the decreased contribution from Grand Victoria.

    INTEREST EXPENSE

    For the three and nine months ended October 31, 1998, interest expense (excluding joint venture interest expense) increased $1.8 million and $6.2 million versus the prior year. The increase was due

                CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)
primarily to higher average borrowings related to the construction of the new hotel tower at Gold Strike-Tunica and the ongoing construction of Mandalay Bay. Average borrowings were approximately $2.0 billion for the third quarter and nine months, compared against $1.6 billion and $1.5 billion for the same periods last year. Capitalized interest was $12.7 million and $29.8 million for the quarter and the nine months ended October 31, 1998 versus $7.0 million and $15.5 million in the year-ago periods. Long-term debt at October 31, 1998 stood at $2.1 billion compared to $1.7 billion at October 31, 1997.

    The Company also recorded interest expense related to joint venture projects of $3.0 million and $9.3 million in the three and nine months ended October 31, 1998 compared to $3.9 million and $12.1 million in the previous year. This reflects the Company's 50% share of the interest expense of Silver Legacy and Monte Carlo, with the decrease in expense attributable to lower debt outstanding at Monte Carlo.

    INCOME TAX

    For the three and nine months ended October 31, 1998, the Company's effective tax rate was approximately 40% and 39%, compared with 37% for both periods in the prior year. These rates reflect the corporate statutory rate of 35% plus the effect of various nondeductible expenses, including the amortization of goodwill associated with the acquisition of Gold Strike Resorts and political contributions.

    FINANCIAL POSITION AND CAPITAL RESOURCES

    The Company had cash and cash equivalents of $59.2 million at October 31, 1998, reflecting normal daily operating requirements. The Company's pretax cash flow from operations (before nonrecurring items) was $106.1 million and $307.0 million for the three and nine months ended October 31, 1998 versus $91.6 million and $299.8 million for the same periods last year. In this context, pretax cash flow from operations is defined as the Company's income from operations plus noncash operating expenses (primarily depreciation and amortization). The Company used its current year cash flow primarily to fund the construction of Mandalay Bay, to complete the new hotel tower at Gold Strike-Tunica and to fund miscellaneous other construction projects.

CAPITAL SPENDING

    Capital expenditures for the quarter and nine months ended October 31, 1998 were $186.9 million and $536.9 million. Of these amounts, $118.4 million and $381.1 million related to the construction of Mandalay Bay, $28.8 million and $48.7 million related to the construction of other core components of Masterplan Mile (primarily the convention center, arena, monorail and aquarium exhibit--see "New Projects") and $6.6 million and $8.8 million related to the renovation of the hotel rooms at Excalibur (budgeted at approximately $23 million and expected to be completed in late 1999). Capital expenditures also include capitalized interest of $12.7 million and $29.8 million for the quarter and nine months. The nine months also contained $18.8 million related to the completion of construction and remodeling at Gold Strike-Tunica.

LONG-TERM DEBT

    In May 1997, the Company amended its unsecured credit facility with its bank group, increasing the size of the facility from $1.5 billion to $2.0 billion at more favorable terms and pricing (see Note 2 of Notes to Condensed Consolidated Financial Statements). The Company also has a $1.0 billion commercial paper

                CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)
program, which is backed by the credit facility. In order to provide increased borrowing capacity during the construction of Mandalay Bay, the credit facility was further amended in May 1998 to provide a more liberal test on total debt during such period and a new leverage test on senior debt. As of October 31, 1998, the Company had aggregate borrowings of $1.3 billion outstanding under the credit facility and under the Company's most restrictive loan covenants, it could issue additional debt of approximately $135 million.

    On October 30, 1998, the Company entered into a lease intended as security with a group of financial institutions (the "Lease Facility") pursuant to which it may finance the acquisition of up to $200 million of equipment. Pursuant to the terms of the Lease Facility, at the time of each acquisition of equipment using such facility, the Company must permanently reduce the $2 billion commitment under the bank credit facility by the cost of the equipment so acquired. As of the date hereof, the Company has not utilized the Lease Facility.

    In August 1998, the Company filed a shelf registration statement registering $550 million of securities that may be issued from time to time in the form of additional debt securities of the Company and/or preferred securities of Delaware business trusts formed for the purpose of issuing their trust securities and investing the proceeds in debt securities of the Company.

    In November 1998, pursuant to the shelf registration statement mentioned above, the Company issued $275 million principal amount of 9 1/4% Senior Subordinated Notes due December 1, 2005. Proceeds from this offering were used to reduce the Company's outstanding bank borrowings. If the issuance of these notes and the application of the net proceeds had occured on October 31, 1998, the amount of additional debt the Company could have issued as of that date would have been $403 million.

JOINT VENTURES

    In July 1995, Silver Legacy, a 50/50 joint venture with the Eldorado Hotel/Casino, opened in downtown Reno, Nevada. As a condition of the joint venture's $230 million bank credit agreement, the Company is obligated under a make-well agreement to make additional contributions to the joint venture as may be necessary to maintain a minimum coverage ratio (as defined).

NEW PROJECTS

    In the Spring of 1997, the Company commenced construction of Mandalay Bay, a 43-story, hotel-casino resort which will have approximately 3,700 rooms and approximately 135,000 square feet of gaming space. The resort, which is scheduled to open March 2, 1999, is situated on approximately 60 acres of land just south of Luxor. Mandalay Bay's attractions will include an 11-acre tropical lagoon featuring a sand-and-surf beach, a three-quarter-mile lazy river ride, a 30,000-square-foot spa and other entertainment attractions. Inside, Mandalay Bay will offer internationally renowned restaurants, as well as a House of Blues nightclub and restaurant, including its signature Foundation Room sited on Mandalay Bay's rooftop, and 100 "music-themed" hotel rooms in Mandalay Bay's tower.

    Within Mandalay Bay and as part of its 3,700 rooms, a Four Seasons Hotel with approximately 400 rooms will provide Las Vegas visitors with a luxury "five-star" hospitality experience. The Four Seasons Hotel, which will be owned by the Company and managed by Four Seasons, represents the first step pursuant to the Company's cooperative effort with Four Seasons to identify strategic opportunities for development of hotel and casino properties worldwide. The cost of Mandalay Bay, including the Four Seasons Hotel but excluding land, capitalized interest and preopening expenses, is currently estimated at

                CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)
approximately $850 million and as of October 31, 1998, $635.1 million in costs had been incurred for this project.

    During the course of construction, Mandalay Bay's hotel tower experienced settling in excess of the level contemplated in the building's original design and the amount of settling has been greater in some portions of the structure than others. We have retained geotechnical, structural engineering and foundation consultants who have evaluated the situation and have recommended remedial measures. The recommended remedial measures are substantially completed, and we do not expect the remaining work to delay the opening of Mandalay Bay or materially increase the cost of the project. However until such remedial measures have been completed and evaluated over a meaningful perod of time, we cannot be certain if further corrective measures will be required or as to the impact of such measures.

    Mandalay Bay is the latest phase of the Company's development of more than 230 acres of land it owns at the south end of the Las Vegas Strip which runs from Tropicana Avenue south approximately one mile to Russell Road ("Masterplan Mile"). As part of its development plan for Masterplan Mile, the Company is constructing a 125,000-square-foot convention facility and a 12,000-seat arena. These facilities, which are expected to be completed and opened shortly after Mandalay Bay, will represent core components of Masterplan Mile which will be cross-marketed to guests at the Company's existing and future hotel-casinos within Masterplan Mile. The estimated cost of the convention facility and arena, excluding land, capitalized interest and preopening expenses, is approximately $100 million and as of October 31, 1998, $41.3 million in costs had been incurred for these facilities.

    The Company is also constructing a monorail system which will link the Company's resorts on Masterplan Mile. Furthermore, the Company is planning a "Sea of Predators" aquarium exhibit which will likewise represent a core component of Masterplan Mile. The monorail is scheduled to open shortly after Mandalay Bay, while the Sea of Predators exhibit is expected to open approximately a year later. The cost of these additional Masterplan Mile core components, excluding land, capitalized interest and preopening expenses, is estimated at approximately $75 million, of which $9.1 million had been incurred as of October 31, 1998. The Company may add other core components to its development plan for Masterplan Mile in the future.

    The Company has formed a joint venture with the Detroit-based Atwater Casino Group to build, own and operate a hotel-casino in Detroit, Michigan. The Company will own a 45% equity interest in the proposed project and receive a management fee. The joint venture is one of three groups which negotiated development agreements with the City, which were approved by the City Council on April 9, 1998. The joint venture's ability to proceed with the proposed project is contingent upon the receipt of all necessary gaming approvals and satisfaction of other conditions. The joint venture is planning a $600 million project. The Company is expected to be required to contribute 20% of such amount in the form of equity and we will seek project-specific financing for the balance. If the Company proceeds with the project, the development agreement provides that the Company will guarantee completion of the project and will be required to enter into a keep-well guarantee with the City, pursuant to which the Company could be required to contribute additional funds, if and as needed, to continue operations of the project for a period of two years. If and as permitted by city and state authorities, the joint venture intends to operate a temporary casino.

    The Company has announced that it plans to develop a hotel/casino resort on the Mississippi Gulf Coast at the north end of the Bay of St. Louis, near the DeLisle exit on Interstate 10. It is currently anticipated that the resort will include approximately 1,500 rooms and will involve an investment of

                CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)
approximately $225 million. The Company has received all necessary approvals to commence development. However, these approvals have been challenged in state and federal court, and the Company anticipates that the design and construction of this project will begin only after satisfactory resolution of all legal actions. As presently contemplated, Circus will own 90% of the resort, with a partner contributing land (up to 500 acres) in exchange for the remaining 10% interest.

    Although the Company had previously entered into an agreement with Mirage Resorts to participate in the development of a site located in the Marina District of Atlantic City, New Jersey, the agreement was subject to litigation which was settled. The Company has no current plans for development in Atlantic City.

OTHER MATTERS

    The Company believes that, through a combination of its credit facility, operating cash flows and ability to raise additional funds through debt or equity markets, it has sufficient capital resources to meet all of its existing cash obligations, fund its commitments on the projects underway and strategically repurchase shares of the Company's common stock.

    YEAR 2000 READINESS DISCLOSURE

BACKGROUND

    In the past, many computer software programs were written using two digits rather than four to define the applicable year. As a result, information technology such as date-sensitive computer software ("IT") as well as non-IT systems, such as equipment containing microcontrollers or other embedded technology may recognize a date using "00" as the year 1900 rather than the year 2000. This is generally referred to as the Year 2000 issue. If this situation occurs, the potential exists for computer system failures or miscalculations by computer programs, which could disrupt operations.

RISK FACTORS

    Date-sensitive IT and non-IT systems and equipment are utilized throughout the Company's wholly owned properties and its joint venture properties. As such, the Company is exposed to the risk that Year 2000 problems could disrupt operations at the affected properties and have a material adverse impact upon the Company's operating results.

    The Company is also exposed to the risk of possible failure of IT and non-IT systems external to the Company's operations ("External Risk Factors"). These External Risk Factors arise from the fact that the Company's operations, like most businesses, are dependent upon numerous other private, public, and governmental entities. While these External Risk Factors are not the responsibility of the Company and the remediation of these factors is beyond the Company's control, we are attempting to monitor these risks and form contingency plans as warranted. As a result of these External Risk Factors, the Company may be materially and adversely impacted even if its own IT and non-IT systems and equipment are Year 2000 compliant. The most significant of these External Risk Factors are as follows:

    - One or more of the Company's suppliers or its joint ventures' suppliers could experience Year 2000 problems that impact the ability of such suppliers to provide goods and services required in the operation of the Company's properties or its joint venture properties. The Company believes that the impact of such a potential disruption would be limited due to the availability of alternative suppliers.

                CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)

    - One or more of the Company's utility providers (including electric, natural gas, water, sewer, garbage collection and similar services) could experience Year 2000 problems that impact the ability of the utility to provide the service. Furthermore, the Company could be adversely impacted if a significant disruption of utility services occurred in any of its key customer markets (e.g., southern California), as this could impact the customary flow of visitors from the affected market.

    - Airline service to and from the principal markets in which the Company operates could experience disruption due to Year 2000 problems, thus limiting the ability of potential customers to visit our properties.

    - The possible disruption of banking services due to Year 2000 problems could impair the Company's daily banking operations including the deposit of monies and processing of checks. Furthermore, customer's credit card processing and access to cash via automated teller machines could also be disrupted.

    While the Company is in the initial stages of developing contingency plans with respect to identified risk factors, the nature of many External Risk Factors is such that the Company does not believe a viable alternative would be available. For example, should airline service be disrupted, there are no equivalent alternatives available. Consequently, the occurrence of any of the aforementioned disruptions could, depending upon the severity and duration of the disruption, have a material adverse impact on operating results.

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

                CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)
STATUS

    Phases 1 and 2 are substantially complete, though the Company has not received all responses to inquiries of significant third parties as to their Year 2000 readiness. Phases 3 and 4 are ongoing and will continue through the first half of calendar 1999. It is the Company's goal to have this project completed by mid-1999. Based upon the analysis conducted to date, the Company believes all of the major critical systems at the Company's wholly owned properties and at its joint venture properties are currently compliant or will be compliant by mid-1999. The only significant aspect of Year 2000 compliance of the Company and its joint ventures which has been identified to date is the need to replace older personal computers whose systems are not Year 2000 compatible.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    As of October 31, 1998 there were no material changes to the information incorporated by reference in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

    Reference is made to the discussion in Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998 concerning (i) a complaint filed by Mirage Resorts Incorporated ("MRI") in the District Court for Clark County, Nevada on February 4, 1998 seeking a judgement declaring that a May 30, 1996 agreement between the Company and MRI relating to MRI's sale to the Company of a site in the Marina area of Atlantic City, New Jersey is of no further force and effect (the "Nevada Action"), and (ii) a complaint filed by the Company against MRI in the Superior Court for Atlantic County, New Jersey on February 13, 1998 contesting MRI's terminations of the May 30, 1996 agreement (the "Atlantic City Action"). In October 1998, the Nevada Action and the New Jersey Action were dismissed by mutual consent of the parties.

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

                                CIRCUS CIRCUS ENTERPRISES, INC.
                                                 (Registrant)

                                By:             /s/ GLENN SCHAEFFER
                                     -----------------------------------------
Date: December 14, 1998                           Glenn Schaeffer
                                       PRESIDENT, CHIEF FINANCIAL OFFICER AND
                                                     TREASURER

                               INDEX TO EXHIBITS

 EXHIBIT
   NO.                                                   DESCRIPTION
---------  --------------------------------------------------------------------------------------------------------
4(a).      Indenture, dated November 20, 1998, by and between the Company and The Bank of New York, as Trustee.

4(b).      Supplemental Indenture, dated November 20, 1998, by and between the Company and The Bank of New York, as
             Trustee, with respect to the Company's 9 1/4% Senior Subordinated Notes due December 1,2005.

4(c).      9 1/4% Senior Subordinated Notes due December 1, 2005 in the principal amount of $275,000,000.

10(a).     Lease Intended As Security, dated October 30, 1998, among Circus Circus Leasing, Inc., as lessee; the
             Company, as guarantor; First Security Bank, National Association, as Trustee, the Banks named therein and Bank of America National Trust and Savings Association, as administrative agent for the Banks.

10(b).     Guaranty, dated October 30, 1998, by the Company in favor of First Security Bank, National Association, as Trustee, and the Banks named therein.

10(c).     Circus Circus Enterprises, Inc. Supplemental Executive Retirement Plan.

27.        Financial Data Schedule for the nine months ended October 31, 1998 as required under EDGAR.