Form 10-K/A
period 1998-01-31
CIRCUS CIRCUS ENTERPRISES INC
filed 1999-03-31
CIK 725549

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                             FORM 10-K/A
                          (AMENDMENT NO. 1)

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended JANUARY 31, 1998
                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________
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

          The number of shares of Registrant's Common Stock, $.01-2/3 par value, outstanding at April 20, 1998: 95,129,383.

          ----------------------------------------------------------------
                         DOCUMENTS INCORPORATED BY REFERENCE

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

     Item 8 is amended and restated as follows solely for the purpose of including the financial statements of Elgin Riverboat Resort-Riverboat Casino for the year ended December 31, 1998 as required by Rule 3-09 of Regulation S-X. Through its wholly owned subsidiary, Nevada Landing Partnership, the Company owns a 50% interest in Elgin Riverboat Resort-Riverboat Casino. Item 14 is also amended and restated to include the consent of independent public accountants relating to the above-mentioned financial statements.

     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Incorporated herein by reference are pages 37 through 53 of the 1998 Annual Report, which pages are included as part of Exhibit 13 to this Report.

              SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Year Ended January 31, 1998
(in thousands, except per share amounts)

                               1ST       2ND       3RD       4TH
                             QUARTER   QUARTER   QUARTER   QUARTER    TOTAL
                            --------- --------- --------- --------- ----------
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

Year Ended January 31, 1997
(in thousands, except per share amounts)

                               1ST       2ND       3RD       4TH
                             QUARTER   QUARTER   QUARTER   QUARTER    TOTAL
                            --------- --------- --------- --------- ----------
Revenue                     $352,885  $338,806  $337,990  $304,569 $1,334,250
Income from operations        81,297    24,650    71,185    45,037    222,169
Income before income tax      69,385    12,881    55,659    25,938    163,863
Net income                    43,472     7,309    34,813    15,139    100,733
Basic earnings per share    $    .42  $    .07  $    .34  $    .16 $      .99
Diluted earnings per share  $    .41  $    .07  $    .33  $    .15 $      .97

Elgin Riverboat Resort - Riverboat Casino

  Balance Sheets
  DECEMBER 31, 1998 AND 1997


                  ASSETS                    1998               1997
  Current assets:
    Cash and cash equivalents           $ 34,006,385      $ 36,879,271
    Accounts receivable                        3,722            80,370
    Inventories                              271,271           390,275
    Prepaid expenses                       1,251,757         1,930,296
                                        ------------      ------------

       Total current assets               35,533,135        39,280,212

  Property and equipment, net             82,770,290        89,110,218

  Other assets                                54,500           237,120
                                        ------------      ------------

       Total assets                     $118,357,925      $128,627,550
                                        ------------      ------------
                                        ------------      ------------

      LIABILITIES AND PARTNERS' EQUITY

  Current liabilities:
    Accounts payable                    $    803,668     $    433,407
    Accrued liabilities                   30,900,933       33,286,291
                                        ------------      ------------

       Total current liabilities          31,704,601       33,719,698
                                        ------------      ------------

       Total liabilities                  31,704,601       33,719,698

  Partners' equity                        86,653,324       94,907,852
                                        ------------      ------------

       Total liabilities and
         partners' equity               $118,357,925     $128,627,550
                                        ------------      ------------
                                        ------------      ------------

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

Elgin Riverboat Resort - Riverboat Casino

Statements of Operations
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                       1998          1997          1996
Revenues:
  Casino                          $ 256,167,427 $ 241,943,689 $ 233,074,809
  Food and beverage                  20,433,412    18,550,330    17,148,086
  Admissions and other                9,814,091     9,808,754     9,441,806
                                  ------------- ------------- -------------
                                    286,414,930   270,302,773   259,664,701

Less: promotional allowances        (20,214,157)  (18,664,088)  (16,243,962)
                                  ------------- ------------- -------------
                                    266,200,773   251,638,685   243,420,739
                                  ------------- ------------- -------------

Operating expenses:
  Casino                            134,456,692    99,702,338    92,886,998
  Food and beverage                   6,924,198     6,612,865     7,280,565
  General and administrative         32,706,338    37,431,032    24,972,009
  Depreciation and amortization       9,159,722     8,528,455     8,216,672
  Other operating expenses           13,768,135    10,713,224    10,299,447
                                  ------------- ------------- -------------
                                    197,015,085   162,987,914   143,655,691
                                   ------------- ------------- -------------

Operating income                     69,185,688    88,650,771    99,765,048
                                  ------------- ------------- -------------

Other income (expense):
  Interest income                     1,002,700       990,908       300,206
  Loss on asset disposal               (242,916)     (225,723)     (100,014)
                                  ------------- ------------- -------------
                                        759,784       765,185       200,192
                                  ------------- ------------- -------------

Net income                        $  69,945,472  $ 89,415,956  $ 99,965,240
                                  ------------- ------------- -------------
                                  ------------- ------------- -------------

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

Elgin Riverboat Resort - Riverboat Casino

Statements of Partners' Equity
for each of the three years ended December 31, 1998

                                   Nevada
                                   Landing
                                  Partnership     RBG, L.P.      TOTAL
Balance, January 1, 1996         $ 56,713,328   $ 56,713,328  $ 113,426,656

Net income                         49,982,620     49,982,620     99,965,240

Distributions to partners         (54,700,000)   (54,700,000)  (109,400,000)
                                   ----------     ----------    -----------
Balance, December 31, 1996         51,995,948     51,995,948    103,991,896

Net income                         44,707,978     44,707,978     89,415,956

Distributions to partners         (49,250,000)   (49,250,000)   (98,500,000)
                                   ----------     ----------    -----------
Balance, December 31, 1997         47,453,926     47,453,926     94,907,852

Net income                         34,972,736     34,972,736     69,945,472

Distributions to partners         (39,100,000)   (39,100,000)   (78,200,000)
                                   ----------     ----------    -----------
Balance, December 31, 1998       $ 43,326,662   $ 43,326,662  $  86,653,324
                                   ----------     ----------    -----------
                                   ----------     ----------    -----------


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

Elgin Riverboat Resort - Riverboat Casino

Statements of Cash Flows
for each of the three years ended December 31, 1998



                                                 1998           1997           1996
Cash flows from operating activities:

  Net income                                $ 69,945,472    $ 89,415,956   $  99,965,240

  Adjustments to  reconcile net
    income to net cash provided by
    operating activities
  Depreciation and amortization                9,159,722       8,528,455       8,216,672
  Net loss from sale of asset                    242,916         225,723         100,014
  Increase (decrease) in cash attributable
    to changes in assets and liabilities:
    Accounts receivable                           76,648         106,671         (50,225)
    Inventories                                  119,004         (71,770)       (143,556)
    Prepaid expenses                             678,539         (20,295)         97,659
    Other assets                                 182,620         728,378         546,359
    Accounts payable                             370,261          (1,351)       (241,254)
    Accrued expenses                          (2,385,358)     14,578,616      14,673,505
                                            ------------    ------------    ------------

      Net cash provided by operating
        activities                            78,389,824     113,490,383     123,164,414
                                            ------------    ------------    ------------

Cash flows from investing activities:
  Capital expenditures                        (3,063,911)     (1,788,594)     (2,593,361)
  Proceeds from sale of fixed assets               1,201         208,365          51,000
                                            ------------    ------------    ------------

     Net cash used in investing activities    (3,062,710)     (1,580,229)     (2,542,361)
                                            ------------    ------------    ------------

Cash flows from financing activities:
  Distributions to partners                  (78,200,000)    (98,500,000)   (109,400,000)
  Payments on notes payable                           --              --        (116,119)

     Net cash used in financing activities   (78,200,000)    (98,500,000)   (109,516,119)
                                            ------------    ------------    ------------

     Net increase (decrease) in cash and
       Cash equivalents                       (2,872,886)     13,410,154      11,105,934

Cash and cash equivalents, beginning of year  36,879,271      23,469,117      12,363,183
                                            ------------    ------------    ------------

Cash and cash equivalents, end of year      $ 34,006,385    $ 36,879,271   $  23,469,117
                                            ------------    ------------    ------------
                                            ------------    ------------    ------------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

1.   BUSINESS

     Elgin Riverboat Resort - Riverboat Casino ("Joint Venture"), doing business as the Grand Victoria Casino, was formed in December 1992, as a partnership, under a Joint Venture Agreement between Nevada Landing Partnership and RBG, L.P., in which each partner owns a fifty percent interest.

     The Joint Venture is licensed by the Illinois Gaming Board ("IGB") to own and operate a riverboat casino on the Fox River in Elgin, Illinois. The original license, issued on October 6, 1994, was valid for a three-year term. Subsequent to the initial three-year term, the license has been renewed for one-year periods on an annual basis.

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

     PROMOTIONAL ALLOWANCES

     The retail value of admissions, food and beverage, and other complimentary items furnished to customers without charge is included in gross revenue and then deducted as promotional allowances. Additionally, the estimated costs of providing such promotional allowances have been included in casino expenses as follows:

                                 1998         1997        1996
      Admissions and other   $10,705,450  $10,503,250  $10,285,198
      Food and beverage       10,013,585    8,276,075    6,470,703
                             -----------  -----------  -----------
                             $20,719,035  $18,779,325  $16,755,901
                             -----------  -----------  -----------
                             -----------  -----------  -----------

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

3.   PROPERTY AND EQUIPMENT:

     A summary of property and equipment at December 31, 1998 and 1997 is as follows:

                                              1998          1997
     Buildings                           $ 29,070,069   $ 29,070,069
     Riverboat                             52,799,655     52,799,655
     Land improvements                      5,517,891      5,501,167
     Furniture, fixtures and equipment,
       gaming and computer equipment       30,569,402     27,875,396
     Construction in progress                      --         25,655

        Total property and equipment      117,957,017    115,271,942

      Less: accumulated depreciation
        and amortization                   35,186,727     26,161,724

        Property and equipment, net       $82,770,290    $89,110,218

4.   ACCRUED LIABILITIES

     A summary of property and equipment at December 31, 1998 and 1997 is as follows:

                                                          1998           1997
     Accrued "Grand Victoria Foundation"
       & Kane County donation                       $ 19,177,996   $24,159,571
     Accrued  payroll,  vacation and                   2,878,787     2,254,851
       related taxes
     Reserve for slot club redemptions                 2,347,360     1,648,114
     Accrued rent expense                                762,308       920,222
     Accrued property taxes                              828,727       794,015
     Reserve for progressive jackpots                  1,989,831     1,838,535
     Unredeemed chip/token liability                     564,805       589,754
     Accrued dealer's tips                               417,443       382,997
     Accrued gaming and sales taxes                      288,840       257,771
     Kane County Forest Preserve trust agreement         125,000       125,000
     Other                                             1,519,836       315,461
                                                    ------------   -----------

              Total accrued liabilities             $ 30,900,933   $33,286,291
                                                    ------------   -----------
                                                    ------------   -----------

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

     During the construction of the riverboat casino facility, certain costs were incurred by the Joint Venture on behalf of the City of Elgin (the "City") which will be utilized to offset the future percentage rent payments described in (ii) above. The remaining unrecovered costs as of December 31, 1998 and 1997 were $182,620 and $913,098, respectively, and are included in prepaid expenses and other assets.

     The future minimum lease commitments under the ground lease as of December 31, 1998 are as follows:


           1999                         $107,195

           2000                          107,195

           2001                          107,195

           2001                          107,195

           2003 and thereafter           188,839

     Rent expense for the years ended December 31, 1998, 1997 and 1996 were $3,039,686, $3,890,851, and $3,781,229, respectively.

7.   COMMITMENTS

     Pursuant to an agreement with the City of Elgin, the Joint Venture has guaranteed that the City shall receive at least $500,000 annually resulting from a combination of lease payments and admission taxes. For each of the three years ended December 31, 1998, 1997 and 1996, the Joint Venture has paid amounts in excess of the guarantee.
     Additionally, the Agreement requires the Joint Venture to pay the City $350,000 per year, for five years to defray additional law enforcement costs estimated to be incurred by the City.

     Pursuant to the Fox River Trust Agreement, entered into on July 20, 1993, the Joint Venture has agreed to make certain payments to a trust fund for the benefit of the Fox River. Annual contributions of $500,000 commenced on October 6, 1995, the initial anniversary date of the issuance of the IGB license, and will continue for twelve successive years.

     The Joint Venture has agreed to contribute to both Kane County and to a foundation that has been established for the benefit of educational, environmental and economic development programs in the region. The total commitment is equal to 20% of adjusted net operating income ("ANOI"), as defined, after the cumulative after tax ANOI exceeds the Joint Venture's total investment cost, as defined, incurred in connection with the development of the riverboat casino facility. This commitment must be paid within 120 days of the end of the fiscal year for which it has been calculated. During 1996, ANOI exceeded the Joint Venture's total investment costs and the Joint Venture began accruing for this donation expense. Donation expense for the years ended December 31, 1998, 1997, and 1996 were $19,177,996, $23,993,096 and $12,219,654, respectively.

8.   RELATED PARTY TRANSACTIONS

     During 1996, the employment of certain key employees of the Joint Venture was transferred to one of the partners of the Joint Venture. Salary, bonus and related taxes are paid by the Joint Venture partner. The Joint Venture partner is then reimbursed by the Joint Venture for these expenses.

9.   PROFIT SHARING PLAN

     The Joint Venture contributes to a defined contribution plan which provides for contributions in accordance with the plan document. The plans cover substantially all employees. The Joint Venture contributes a set dollar amount to all eligible employees as well as a matching contribution of 25% of employee contributions limited to specified dollar amount as stated in the plan document. Joint Venture contributions to the plan amounted to $392,740, $293,261 and $211,051 in 1998, 1997 and 1996,
     respectively.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of the Elgin Riverboat Resort -
  Riverboat Casino

We have audited the accompanying balance sheets of the Elgin Riverboat Resort
- Riverboat Casino ("Joint Venture") as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Elgin Riverboat Resort
- Riverboat Casino as of December 31, 1998 and 1997, and the results of its operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                  PRICEWATERHOUSECOOPERS LLP

January 14, 1999

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)(1)    Consolidated Financial Statements:


CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES            Page
                                                            ----
Consolidated Balance Sheets as of January 31, 1998 and
1997...................................................     37     *

Consolidated Statements of Income for the three years
ended January 31, 1998.................................     38     *

Consolidated Statements of Cash Flows for the three
years ended January 31, 1998...........................     39     *

Consolidated Statements of Stockholders' Equity for
the three years ended January 31, 1998.................     40     *

Notes to Consolidated Financial Statements.............     41     *

Report of Independent Public Accountants...............     53     *

   (a)(2)   Supplemental Financial Statement Schedules:

    None.

ELGIN RIVERBOAT RESORT - RIVERBOAT CASINO

Balance Sheets as of December 31, 1998 and 1997.......       3    **

Statements of Operations for the three years ended
December 31, 1998......................................      4    **

Statements of Partners' Equity for each of the three
years ended December 31, 1998..........................      5    **

Statements of Cash Flows for each of the three years
ended December 31, 1998................................      6    **

Notes to Financial Statements..........................      7    **

Report of Independent Accountants......................     12    **

-----------------------------
* Refers to page of the Annual Report to Stockholders for the year ended January 31, 1998, the incorporated portions of which are included as
     Exhibit 13 to this Report.

**   Refers to page in this amendment.

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

4(d). Amendment No. 1 to Amended and Restated $2.0 Billion Loan Agreement, by and among the Company, the Banks named therein and Bank of America National Trust and Savings Association, as administrative agent for the Banks. (Incorporated by reference to Exhibit 4(a) to the Company's Quarterly Report for the quarterly period ended October 31, 1997.)

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

4(g). Interest Rate Cap Agreement, dated October 20, 1997, between the Company and Morgan Guaranty Trust Company of New York.
          (Incorporated by reference to Exhibit 4(f) to the Company's Quarterly Report for the quarterly period ended October 31, 1997.)

4(h). Interest Rate Cap Agreement, dated January 13, 1998, between the Company and Morgan Guaranty Trust Company of New York.

4(i). Grid Promissory Note, dated October 17, 1997, between the Company and Lyon Short Term Funding Corp. (Incorporated by reference to
          Exhibit 4(g) to the Company's Quarterly Report for the quarterly period ended October 31, 1997.)

4(j). Commercial Paper Dealer Agreement, dated October 9, 1997, between the Company and Merrill Lynch Money Markets Inc. (Incorporated by reference to Exhibit 4(b) to the Company's Quarterly Report for the quarterly period ended October 31, 1997.)

4(k). Commercial Paper Dealer Agreement, dated October 9, 1997, between the Company and BancAmerica Robertson Stephens. (Incorporated by reference to Exhibit 4(c) to the Company's Quarterly Report for the quarterly period ended October 31, 1997.)

4(l). Commercial Paper Dealer Agreement, dated October 9, 1997, between the Company and Credit Suisse First Boston Corporation.
          (Incorporated by reference to Exhibit 4(d) to the Company's Quarterly Report for the quarterly period ended October 31, 1997.)

4(m). Issuing and Paying Agency Agreement, dated October 9, 1997, between the Company and The Chase Manhattan Bank. (Incorporated by reference to Exhibit 4(e) to the Company's Quarterly Report for the quarterly period ended October 31, 1997.)

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

4(r). Supplemental Indenture, dated as of November 15, 1996, to an indenture dated February 1, 1996, by and between the Company and Wells Fargo Bank (Colorado), N.A., as Trustee, with respect to the Company's 6.70% Senior Notes due November 15, 2096. (Incorporated by reference to Exhibit 4(c) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1996.)

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

4(u). Supplemental Indenture, dated as of November 15, 1996, to an indenture dated November 15, 1996, by and between the Company and Wells Fargo Bank (Colorado), N.A., as Trustee, with respect to the Company's 7.0% Senior Notes due November 15, 2036. (Incorporated by reference to Exhibit 4(f) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1996.)

4(v). 7.0% Senior Notes due February 15, 2036, in the principal amount of $150,000,000. (Incorporated by reference to Exhibit 4(g) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1996.)

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

10(d).* Amended and Restated 1989 Stock Option Plan of the Company. (Incorporated by reference to Exhibit 10 to the Post Effective Amendment No. 4 to the Company's Registration Statement (No. 33-39215) on Form S-8.)

10(e).* Amended and Restated 1991 Stock Incentive Plan of the Company. (Incorporated by reference to Exhibit 10 to the Post Effective Amendment No. 3 to the Company's Registration Statement (No. 33-56420) on Form S-8.)

10(f).* Amended and Restated 1993 Stock Option Plan of the Company. (Incorporated by reference to Exhibit 10 to the Post Effective Amendment No. 2 to the Company's Registration Statement (No. 33-53303) on Form S-8.)

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

10(v). Amended and Restated Credit Agreement, dated November 25, 1997, by and among Circus and Eldorado Joint Venture, the Banks named therein and Bank of America National Trust and Savings Association as Administrative Agent, and the related Note, Amended and Restated Make-Well Agreement and Amended and Restated Deed of Trust. (Incorporated by reference to Exhibit 4(h) to the Company's Quarterly Report for the quarterly period ended October 31, 1997.)

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

10(qq). Amendment dated February 28, 1996 to the Joint Venture Agreement between Nevada Landing Partnership and RBG, L.P. (Incorporated by reference to Exhibit 10(ww) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996.)

10(rr). Reducing Revolving Loan Agreement, dated as of December 21, 1994, among Victoria Partners, each bank party thereto, The Long-Term Credit Bank of Japan, Ltd., Los Angeles Agency, and Societe Generale, as Co-agents, and Bank of America National Trust and Savings Association, as Administrative Agent (without Schedules or Exhibits) (the "Victoria Partners Loan Agreement"). (Incorporated by reference to Exhibit 99.2 to Amendment No. 1 on Form 8-K/A to the Current Report on Form 8-K dated December 9, 1994 of Mirage Resorts, Incorporated. Commission File No. 1-6697.) (Incorporated by reference to Exhibit 10 (ww) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996.)

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

10(xx). Amendment No.6 to the Victoria Partners Loan Agreement, dated as of April 12, 1997. (Incorporated by reference to Exhibit 10(ccc) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997.)

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

10(bbb). Amendment No. 3 to the Victoria Partners Venture Agreement dated as of February 28, 1996. (Incorporated by reference to Exhibit 10(fff) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996.)

10(ccc). Amendment No. 4 to the Victoria Partners Venture Agreement dated as of May 29, 1996. (Incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1996.)

10(ddd). Consulting Agreement, dated June 1, 1995, between Circus Circus Casinos, Inc. (a subsidiary of the Company) and Lakeview Company. (Incorporated by reference to Exhibit 10(ggg) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996.)

10(eee). Agreement, dated May 30, 1996, with Mirage Resorts, Incorporated regarding the development of certain property in Atlantic City, New Jersey. (Incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1996.)

10(fff). Stock Transfer Agreement, dated January 23, 1997, by and between the Company, Windsor Casino Limited, Windsor Casino Supplies Limited and Windsor Casino Financial Limited and Caesars World, Inc., Conrad International Investment Corporation and Hilton Hotels Corporation. (Incorporated by reference to Exhibit 10(kkk) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997.)

10(ggg).* Description of Consulting Plan adopted June 21, 1996.
          (Incorporated by reference to Exhibit 10(lll) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997.)

10(hhh). Letter agreement between the Company and Atwater Casino Group, L.L.C., and related Executive Summary. (Incorporated by reference to Exhibit 10(a) to the Company's Amendment on Form 10-Q/A dated August 1, 1997.)

10(iii). Operating Agreement, dated October 7, 1997, by and between Circus Circus Michigan, Inc. and Atwater Casino Group, L.L.C.
          (Incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report for the quarterly period ended October 31, 1997.)

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

21.       Subsidiaries of the Company.

23.       Consent of Arthur Andersen LLP.

23(b).    Consent of PricewaterhouseCoopers LLP

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

27(d). Restated Financial Data Schedule for the nine-month period ended October 31, 1996.

27(e). Restated Financial Data Schedule for the six-month period ended July 31, 1996.

27(f). Restated Financial Data Schedule for the three-month period ended April 30, 1996.

27(g).    Restated Financial Data Schedule for the year ended January 31,
          1996.

---------------
* This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report.

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

                                 CIRCUS CIRCUS ENTERPRISES, INC.

     Dated: March 29, 1999       By: /s/ GLENN SCHAEFFER
                                     ----------------------------
                                     Glenn Schaeffer,
                                     President, Chief Financial
                                     Officer and Treasurer