Form 10-K405
period 1999-01-31
CIRCUS CIRCUS ENTERPRISES INC
filed 1999-05-03
CIK 725549

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1999
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-8570

                        CIRCUS CIRCUS ENTERPRISES, INC.

             (Exact name of Registrant as specified in its charter)

                   NEVADA                              88-0121916
       State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)

    3950 LAS VEGAS BOULEVARD SOUTH, LAS                   89119
               VEGAS, NEVADA                           (Zip Code)
  (Address of principal executive offices)

       Registrant's telephone number, including area code: (702)632-6700

Securities registered pursuant to Section 12(b) of the Act:

                  TITLE OF EACH CLASS                            NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------  --------------------------------------------------------
            Common Stock, $.01 2/3 Par Value                    New York Stock Exchange and Pacific Exchange
              Common Stock Purchase Rights                      New York Stock Exchange and Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock of the Registrant held by persons other than the Registrant's directors and executive officers as of April 19, 1999 (based upon the last reported sale price on the New York Stock Exchange on such date) was $1,622,116,907.

    The number of shares of Registrant's Common Stock, $.01 2/3 par value, outstanding at April 19, 1999: 90,258,088.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    PART II--Portions of the Registrant's Annual Report to Stockholders for the year ended January 31, 1999 are incorporated by reference into Items 7 through 8, inclusive.

    PART III--Portions of the Registrant's definitive proxy statement in connection with the annual meeting of stockholders to be held on June 17, 1999, are incorporated by reference into Items 10 through 13, inclusive.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

    Circus Circus Enterprises, Inc. (the "Company"), which was incorporated in 1974, currently owns and operates, through wholly owned subsidiaries, ten hotel-casino properties in Nevada with over 22,000 guest rooms. These properties include (i) four hotel/casinos in Las Vegas (Mandalay Bay (which opened March 2,
1999), Luxor, Excalibur and Circus Circus-Las Vegas), (ii) the Circus Circus Hotel and Casino in Reno, (iii) the Colorado Belle Hotel and Casino and the Edgewater Hotel and Casino which are located on the Colorado River in Laughlin,
(iv) Gold Strike Hotel and Gambling Hall and the Nevada Landing Hotel & Casino in Jean, and (v) Railroad Pass Hotel and Casino in Henderson. The Company also owns and operates a dockside casino situated on a 24-acre site in Tunica County, Mississippi, which includes a 1,066 room hotel tower placed in service during late 1997 and early 1998. It also owns and operates Slots-A-Fun, a casino on the Las Vegas Strip. It currently operates the Silver City, another small casino on the Las Vegas Strip, under a lease which expires in October 1999. For additional information concerning the properties owned and operated by the Company, see "Description of the Company's Hotels and Casinos" in this Item 1.

    The Company, through wholly owned subsidiaries, is a 50% participant in (i) a joint venture (the "Las Vegas Joint Venture") which owns and operates Monte Carlo, a hotel-casino on the Las Vegas Strip, (ii) a joint venture (the "Elgin Joint Venture") which owns and operates the Grand Victoria, a riverboat casino, and a related land-based entertainment complex located in Elgin, Illinois, and
(iii) a joint venture (the "Reno Joint Venture") which owns and operates Silver Legacy, a hotel-casino located in downtown Reno that is situated between (and connected by enclosed climate-controlled skyways to) Circus Circus-Reno and another hotel-casino owned and operated by an affiliate of the other participant in the Reno Joint Venture. For additional information concerning the properties with which the Company is involved through the aforementioned joint ventures, see "Joint Venture Participation" in this Item 1.

    For information concerning the Company's current expansion activities, including its participation in a joint venture which has been selected to develop one of three casinos permitted to be developed in Detroit, Michigan (the "Detroit Joint Venture"), see "Current Expansion Activities" in this Item 1.

    Unless the context otherwise indicates, all references to the Company are to Circus Circus Enterprises, Inc. and its subsidiaries.

DESCRIPTION OF THE COMPANY'S HOTELS AND CASINOS

    Set forth below is certain information concerning the properties that are owned and operated by the Company. Such properties are more fully described following the table.

                         COMPANY OPERATED PROPERTIES(1)

                                                                             CASINO
                                                                  HOTEL      SQUARE                    GAMING        PARKING
LOCATION/PROPERTY                                                 ROOMS      FOOTAGE    SLOTS(2)      TABLES(3)      SPACES
-------------------------------------------------------------  -----------  ---------  -----------  -------------  -----------
Las Vegas, Nevada
  Mandalay Bay...............................................       3,700(4)   135,000      2,398           124         7,011
  Luxor......................................................       4,404     120,000       2,034           105         3,200
  Excalibur..................................................       4,008     110,000       2,420            80         4,000
  Circus Circus..............................................       3,744     109,000       2,258            77         4,700
  Silver City................................................          --      18,200         434            20           350
  Slots-A-Fun................................................          --      16,700         532            27            --

Reno, Nevada
  Circus Circus..............................................       1,572      60,000       1,809            71         3,000

Laughlin, Nevada
  Colorado Belle.............................................       1,226      64,000       1,241            41         1,700
  Edgewater..................................................       1,450      44,000       1,299            40         2,300

Jean, Nevada
  Gold Strike................................................         812      37,000       1,030            23         2,100
  Nevada Landing.............................................         303      36,000       1,035            23         1,400

Henderson, Nevada
  Railroad Pass..............................................         120      21,000         393            10           600

Tunica County, Mississippi
  Gold Strike................................................       1,066      48,000       1,348            46         1,400

------------------------

(1) The information with respect to each property other than Mandalay Bay is as of January 31, 1999. Mandalay Bay opened March 2, 1999 and the information with respect to that property is as of that date.

(2) Includes slot machines and other coin-operated devices.

(3) Generally includes blackjack ("21"), craps, baccarat, pai gow poker, Caribbean stud poker, wheel of fortune and roulette. With the exception of Slots-A-Fun, Silver City, both the Jean properties and Railroad Pass, each property offers poker. With the exception of Mandalay Bay, Silver City, Slotsp-A-Fun and Gold Strike-Tunica, each property also offers keno, and, with the exception of Slots-A-Fun, Silver City, the two Gold Strike properties and Railroad Pass, each property offers a race and/or sports book.

(4) Includes the 424-room Four Seasons at Mandalay Bay, which is owned by the Company and managed by Four Seasons.

LAS VEGAS, NEVADA

    The Company's three largest resorts, Mandalay Bay, Luxor and Excalibur are part of the Company's development of over 230 acres of land it owns at the south end of the Las Vegas Strip which runs from Tropicana Avenue south approximately one mile to Russell Road (the "Masterplan Site"). An elevated monorail system, which was completed and placed in service in April 1999, provides a quick convenient means of travel between the three resorts. Mandalay Bay and Luxor are connected by a climate-controlled skyway while a climate-controlled skyway with moving walkways also connects Luxor and Excalibur. For information concerning additional development of the Masterplan Site, see "Current Expansion Activities" in this Item 1.

    MANDALAY BAY. Mandalay Bay, which opened on March 2, 1999, is a 43-story, hotel-casino resort which has approximately 3,700 rooms (including the 424-room Four Seasons at Mandalay Bay). The resort is situated on approximately 60 acres just south of Luxor. Mandalay Bay's attractions include an 11-acre tropical lagoon featuring a sand-and-surf beach and a three-quarter-mile lazy river ride. Inside, Mandalay Bay offers 13 restaurants that include Charlie Palmer's Aureole, Wolfgang Puck's Trattoria Del Lupo, China Grill, rumjungle and Red Square. The resort also features a House of Blues nightclub and restaurant, including its signature Foundation Room sited on Mandalay Bay's rooftop and 100 "music-themed" hotel rooms in Mandalay Bay's tower. Additional features include a 125,000-square-foot convention facility and a 30,000-square-foot spa. The property offers multiple entertainment venues that include a 1,700-seat showroom featuring the Tony Award-winning musical "Chicago", the rumjungle nightclub and a 12,000-seat special events arena that will feature big-name entertainment and sporting events.

    At Mandalay Bay, a Four Seasons Hotel operates 424 rooms, providing Las Vegas visitors with a luxury "five-star" hospitality experience. This hotel, which is owned by the Company and managed by Four Seasons Regent Hotels and Resorts, represents the first step pursuant to the Company's cooperative effort with Four Seasons to identify strategic opportunities for development of hotel and casino properties worldwide.

    LUXOR. Luxor is an Egyptian-themed hotel and casino complex situated on the Masterplan Site, between Mandalay Bay and Excalibur. This resort features a 30-story pyramid and two 22-story hotel towers. Luxor also offers 20,000 square feet of convention space, a multi-purpose showroom and a nightclub. Situated on a 64-acre site, Luxor features food and entertainment venues on three different levels beneath a soaring hotel atrium. The pyramid's hotel rooms can be reached from the four corners of the building by state-of-the-art "inclinators" which travel at a 39-degree angle. Above the pyramid's casino, the property offers a special format motion base ride and an IMAX 2D/3D theater. Luxor's other public areas include a buffet with a seating capacity of approximately 800, seven restaurants including three gourmet restaurants, as well as a snack bar, a food court featuring national fast food franchises, several cocktail lounges and a variety of specialty shops.

    EXCALIBUR. Excalibur is a castle-themed hotel and casino complex situated on a 53-acre site immediately to the north of Luxor. Excalibur offers its guests more than 400,000 square feet of public entertainment area, including the casino. Excalibur's other public areas include a Renaissance faire, a medieval village, an amphitheater with seating capacity of nearly 1,000 where nightly mock jousting tournaments and costume drama are presented, two dynamic motion theaters, various artisans' booths and medieval games of skill. In addition, Excalibur has a buffet with a seating capacity of approximately 1,300, seven themed restaurants, as well as several snack bars, cocktail lounges and a variety of specialty shops.

    CIRCUS CIRCUS-LAS VEGAS. Circus Circus-Las Vegas, the Company's original property, is a circus-themed hotel and casino complex situated on approximately 69 acres on the north end of the Las Vegas Strip. From a "Big Top" above the casino, Circus Circus-Las Vegas offers its guests a variety of circus acts performed daily, free of charge. A mezzanine area overlooking the casino has a circus midway with carnival-style games and an arcade that offers a variety of amusements and electronic games. Three specialty restaurants, a buffet with a seating capacity of approximately 1,200, two coffee shops, three fast food snack bars, several cocktail bars and a variety of gift shops and specialty shops are also available to the guests at Circus Circus-Las Vegas. The Adventuredome, covering approximately five acres, offers theme park entertainment that includes a high-speed, double-loop, double-corkscrew roller coaster, a coursing river flume ride on white-water rapids, an IMAX motion base ride, several rides and attractions designed for preschool age children, themed carnival-style midway games, a state-of-the-art arcade, a 65-foot waterfall, animated life-size dinosaurs, food kiosks and souvenir shops, all in a climate-controlled setting under a giant space-frame dome. Circus Circus-Las Vegas also offers accommodations for approximately 384 recreational vehicles at the property's Circusland RV Park.

RENO, NEVADA

    CIRCUS CIRCUS-RENO. Circus Circus-Reno is a circus-themed hotel and casino complex situated in downtown Reno, Nevada. From a "Big Top" above the casino, Circus Circus-Reno offers its guests a variety of circus acts performed daily free of charge. A mezzanine area has a circus midway with carnival-style games and an arcade that offers a variety of amusements and electronic games. The facilities at Circus Circus-Reno also include two specialty restaurants, a buffet with a seating capacity of approximately 450, a coffee shop, a deli/bakery, a fast food snack bar, cocktail lounges, a gift shop and specialty shops. For information concerning the Company's participation in a joint venture which owns and operates Silver Legacy, a casino, hotel and entertainment complex which is connected to Circus Circus-Reno by an enclosed skywalk, see "Joint Venture Participation--Reno Joint Venture" in this Item 1.

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

TUNICA COUNTY, MISSISSIPPI

    GOLD STRIKE-TUNICA. Gold Strike Casino Resort is a dockside casino situated on a 24-acre site along the Mississippi River in Tunica County, Mississippi, approximately three miles west of Mississippi State Highway 61 (a major north/south highway connecting Memphis, Tennessee with Tunica County) and approximately 20 miles south of Memphis. The property includes a 1,066-room, 31-story hotel tower which was completed and placed in service during late 1997 and early 1998. The facilities at Gold Strike-Tunica also include an 800-seat showroom, a coffee shop, a specialty restaurant, a 500-seat buffet, a snack bar and several cocktail lounges.

    Gold Strike-Tunica is part of a three-casino development covering approximately 72 acres. The other two casinos are owned and operated by unaffiliated third parties. The Company also owns an undivided one-half interest in an additional 388 acres of land which may be used for future development.

MARKETING

    The Company has historically followed a marketing and operating philosophy which has emphasized high-volume business by providing moderately priced hotel rooms, food and beverage and alternative entertainment in combination with the gaming activity. While the Company will continue to employ this philosophy, Mandalay Bay, and to a lesser extent Luxor, cater to high-level casino customers and conventions.

    Mandalay Bay, which opened on March 2, 1999, offers a level of entertainment and hotel accommodations which is designed to attract a higher income customer than the Company has historically targeted. Designed with a South Seas theme, Mandalay Bay offers its guests an expanded dining and entertainment menu. Internationally renowned restaurants provide guests a wide variety of dining options, while the entertainment options include an 11-acre lagoon with a surfing beach and a lazy river ride, House of Blues, rumjungle, a showroom featuring the Tony Award-winning musical "Chicago" and a special events arena which will feature big name entertainment and sporting events. In addition, Mandalay Bay's 125,000-square foot convention facility marks the Company's entry into competition for the convention segment of customers.

    Luxor contributed 24% of the Company's revenues in the year ended January 31, 1999 (and 23% and 17%, respectively, in the years ended January 31, 1998 and
1997). This property offers a level of entertainment and hotel accommodations which is designed to attract the higher income segment of the middle-income strata of customers. Designed with an Egyptian theme, Luxor's 30-story pyramid offers its guests a tri-level entertainment area. An expansion program completed at the Luxor in 1997 added 1,950 new hotel rooms, a new spa, 20,000 square feet of convention space, a new multi-purpose showroom and a nightclub.

    Excalibur, which contributed 19% of the Company's revenues in the year ended January 31, 1999 (and 21% and 23%, respectively, in the years ended January 31, 1998 and 1997), attracts customers by offering quality rooms, food and entertainment at moderate prices. By way of entertainment, the medieval castle-themed Excalibur offers a medieval village, an amphitheater where mock tournaments and costume drama are presented, dynamic motion theaters, various artisans' booths and medieval games of skill.

    Circus Circus-Las Vegas and Circus Circus-Reno, which together contributed 24% of the Company's revenues in the year ended January 31, 1999 (and 25% and 24%, respectively, in the years ended January 31, 1998 and 1997), have popular buffets, attractive because of their variety, quality and low price. From a "Big Top" above the casino, both properties offer a variety of circus acts performed free of charge to the public on a daily basis. A mezzanine area overlooking each casino has a circus midway with carnival-style games and an arcade that offers a variety of amusements and electronic games. The Adventuredome offers additional theme park attractions at Circus Circus-Las Vegas.

    The Colorado Belle and Edgewater together contributed 11% of the Company's revenues in the year ended January 31, 1999 (and 12% in each of the years ended January 31, 1998 and 1997). These properties offer quality rooms, food and entertainment at moderate prices. The Colorado Belle offers a classic Mississippi riverboat theme, complete with a 60-foot paddle wheel. The Edgewater's southwestern motif provides a relaxing atmosphere to enjoy the property's casino and other facilities. Connected by a scenic walkway, the two resorts form an inviting shoreline along the Colorado River.

    Gold Strike and Nevada Landing together contributed 5% of the Company's revenues in the year ended January 31, 1999 (6% in each of the years ended January 31, 1998 and 1997). The two properties are located on opposite sides of I-15, the primary thoroughfare between Las Vegas and southern California, approximately 25 miles south of Las Vegas and 12 miles north of the California/Nevada border. The properties are conveniently located at the only highway interchange within 12 miles in either direction and are strategically positioned to attract visitors from the large number of people traveling to and from Las Vegas.

    Gold Strike-Tunica, the Company's first wholly owned casino outside of Nevada, contributed 7% of the Company's revenues in the year ended January 31, 1999 (and 4% in each of the years ended January 31, 1998 and 1997). The facility, a dockside casino, is part of an integrated three casino development that provides patrons with the opportunity to visit any of the three casinos without driving, a unique experience in the Tunica market. In the first quarter of 1998 the Company completed and opened a 31-story hotel tower, with 1,066 rooms, at this property, which previously had no hotel rooms. The original Circus-themed casino and other facilities were also remodeled and rethemed into a more elegant resort.

    The Company maintains stringent cost controls which historically have been exemplified by a general policy of offering minimal credit for gaming customers at the Company's properties. During fiscal 1998, Luxor began to extend credit to gaming customers on a selective basis in an effort to appeal to a broader segment of the gaming market. This policy has also been extended to the Company's operations at Mandalay Bay. As a result, while our other properties continue to offer minimal credit, credit play now represents a more significant portion of the volume of table games play at Luxor and Mandalay Bay.

    The Company maintains strict controls over the issuance of credit and aggressively pursues collection of customer debts. These collection efforts are similar to those used by most large corporations, including the mailing of statements and delinquency notices, personal and other contacts, the use of outside collection agencies and civil litigation. Nevada gaming debts evidenced by written credit instruments are enforceable under the laws of Nevada. All other states are required to enforce a judgment on a gaming debt entered in Nevada pursuant to the Full Faith and Credit Clause of the United States Constitution. Gaming debts are not legally enforceable in some foreign countries, but the United States assets of foreign debtors may be reached to satisfy judgments entered in the United States. While the portion of the Company's accounts receivable that is owed by foreigners is not currently material, to the extent the Company holds obligations of foreign debtors, the collectibility of such debts may be affected by a number of factors, including changes in currency exchange rates and economic conditions in the customers' home countries.

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

    The Company maintains an active media advertising program through radio, television, billboards and printed publications primarily in Nevada, California and Arizona for its Nevada properties and in the Memphis area for its Gold Strike property in Tunica. In addition, the Company advertises on and allows patrons to make room reservations via the Internet. The Company also offers complimentary hotel accommodations, meals and drinks to selected customers.

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

                                                               YEAR ENDED JANUARY 31,
                                          ----------------------------------------------------------------
                                                  1999                  1998                  1997
                                          --------------------  --------------------  --------------------
                                                               (DOLLARS IN THOUSANDS)
Revenues:(1)
  Casino(2).............................  $ 709,909       48.0% $ 632,122       46.7% $ 655,902       49.2%
  Rooms(3)..............................    355,635       24.0%   330,644       24.4%   294,241       22.0%
  Food and beverage(3)..................    246,622       16.7%   215,584       15.9%   210,384       15.8%
  Other(3)..............................    170,701       11.5%   142,407       10.5%   146,554       11.0%
  Earnings of unconsolidated
    affiliates..........................     83,967        5.7%    98,977        7.3%    86,646        6.5%
                                          ---------  ---------  ---------  ---------  ---------  ---------
                                          $1,566,834     105.9% $1,419,734     104.8% $1,393,727     104.5%
Less:
  Complimentary allowances(3)...........     87,054        5.9%    65,247        4.8%    59,477        4.5%
                                          ---------  ---------  ---------  ---------  ---------  ---------
Net revenues............................  $1,479,780     100.0% $1,354,487     100.0% $1,334,250     100.0%
                                          ---------  ---------  ---------  ---------  ---------  ---------
                                          ---------  ---------  ---------  ---------  ---------  ---------

------------------------

(1) Includes operations of Hacienda to December 1, 1996.

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

JOINT VENTURE PARTICIPATION

    The Company is a 50% participant in three joint ventures. They include (i) the Las Vegas Joint Venture, which owns and operates Monte Carlo, a hotel-casino resort on the Las Vegas Strip; (ii) the Elgin Joint Venture, which owns and operates Grand Victoria, a riverboat casino and land-based entertainment complex in Elgin, Illinois; and (iii) the Reno Joint Venture, which owns and operates Silver Legacy, a hotel-casino in Reno, Nevada. The Company is also a 45% participant in a joint venture formed for the purpose of constructing, owning and operating a hotel-casino in Detroit, Michigan (the "Detroit Joint Venture"), subject to the receipt of all necessary gaming approvals and satisfaction of other conditions. See "Current Expansion Activity--Detroit, Michigan" in this
Item 1.

    The following table sets forth certain information as of January 31, 1999, concerning the properties of the joint ventures in which the Company is a 50% participant, each of which is more fully described following the table.

                            JOINT VENTURE PROPERTIES

                                                                                 CASINO
                                                                      HOTEL      SQUARE                    GAMING        PARKING
LOCATION/PROPERTY                                                     ROOMS      FOOTAGE    SLOTS(1)      TABLES(2)      SPACES
-----------------------------------------------------------------  -----------  ---------  -----------  -------------  -----------
Las Vegas, Nevada
  Monte Carlo....................................................       3,002      90,000       2,087            95         4,000
Elgin, Illinois
  Grand Victoria.................................................          --      36,000         977            58         2,000
Reno, Nevada
  Silver Legacy..................................................       1,711      85,000       2,276            81         1,800

------------------------

(1) Includes slot machines and other coin-operated devices.

(2) Generally includes, blackjack ("21"), craps, pai gow poker, Caribbean stud poker, wheel of fortune and roulette. Monte Carlo also offers poker, keno and a race and sports book.

LAS VEGAS JOINT VENTURE (50% PARTICIPATION)

    The Company, through a wholly owned entity, is a 50% participant with an affiliate of Mirage Resorts, Incorporated ("Mirage") in the Las Vegas Joint Venture, a Nevada general partnership, which owns and operates Monte Carlo, a hotel-casino resort situated on approximately 46 acres with approximately 600 feet of frontage on the Las Vegas Strip. Monte Carlo is situated between Bellagio, a 3,000-room luxury resort which opened in October 1998 and is connected to Monte Carlo by a monorail, and New York-New York, a 2,000-room hotel-casino resort which opened in January 1997. Monte Carlo's casino reflects a palatial style reminiscent of the BELLE EPOQUE, the French Victorian architecture of the late 19th century. Amenities at Monte Carlo include three specialty restaurants, a buffet, a coffee shop, a food court, a microbrewery featuring live entertainment and approximately 15,000 square feet of meeting and banquet space. A 1,200-seat replica of a plush vaudeville theater, including a balcony and proscenium arch, features an elaborately staged show of illusions with the world-renowned magician, Lance Burton.

    As of January 31, 1999, the assets of the Las Vegas Joint Venture were subject to encumbrances securing the repayment of indebtedness in the aggregate principal amount of $91.2 million.

ELGIN JOINT VENTURE (50% PARTICIPATION)

    The Company, through a wholly owned entity, is a 50% participant with an affiliate of Hyatt Development Corporation in the Elgin Joint Venture, an Illinois general partnership which owns and operates the Grand Victoria. The Grand Victoria is a Victorian themed riverboat casino and land-based entertainment complex in Elgin, Illinois, a suburb approximately 40 miles northwest of downtown Chicago. The Grand Victoria offers a Las Vegas-style gaming experience. The two-story vessel is 420 feet in length and 110 feet in width, and provides a maximum 80,000 square feet of gaming space, approximately 36,000 square feet of which was being used at January 31, 1999. The vessel has a capacity of 1,736 passengers and operates on a fixed cruising schedule consisting of eight cruises each Sunday through Thursday and nine cruises each Friday and Saturday. The dimensions of the specially designed riverboat allow the Grand Victoria to maximize the gaming positions permitted under existing Illinois gaming regulations. This feature also allows the Grand Victoria to significantly increase the number of on-board gaming positions and to adapt the vessel to provide for dockside gaming in the event of liberalized gaming regulations in the State of Illinois. An adjacent dockside complex on approximately 12 acres of land overlooking the Fox River contains an approximately 83,000-square-foot pavilion with two movie theaters, an approximately 400-seat buffet, a 76-seat fine dining restaurant, a VIP lounge and a gift shop, in addition to ticketing and registration services for the riverboat. The Grand Victoria is strategically located in Elgin among the residential suburbs of Chicago, with nearby freeway access and direct train service from downtown

Chicago. The Grand Victoria is located approximately 20 miles and 40 miles, respectively, from its nearest competitors in Aurora, Illinois and Joliet, Illinois, and holds one of only ten riverboat gaming licenses currently granted state-wide.

    After the Elgin Joint Venture's recovery of its $112 million initial investment in the Grand Victoria (which occurred in June 1996), it became obligated to contribute 20% of its net operating income (as defined) to various local educational, environmental and economic projects benefitting the City of Elgin and Kane County, Illinois.

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

    As of January 31, 1999, the assets of the Elgin Joint Venture were not subject to any encumbrances securing the repayment of indebtedness.

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

    Silver Legacy's attractions include a 120-foot tall mining rig, situated over a replica of a silver mine, which extends up from the center of the casino floor into a 180-foot diameter dome structure. The property offers five restaurants and several bars to its patrons. The Silver Legacy's other amenities include a 25,000-square-foot special events center, custom retail shops, a health spa and an outdoor pool and sun deck.

    As of January 31, 1999, the assets of the Reno Joint Venture, including Silver Legacy, were subject to encumbrances securing the repayment of indebtedness in the principal amount of $198.5 million.

CURRENT EXPANSION ACTIVITIES

    Consistent with past practice and the longstanding policy of making substantial investments in its gaming business at regular intervals, the Company continues to actively pursue new projects, either by development or acquisition. New investments may involve the expansion of existing facilities or the development of new properties. Projects may be undertaken in Nevada, where all but one of the Company's wholly owned operating properties are currently located, or in other jurisdictions within the

United States or abroad where gaming has been legalized. The Company's new investments may be in properties wholly owned and operated by the Company, or may be in properties developed, owned and/or operated through joint ventures involving the Company and one or more other parties.

DETROIT, MICHIGAN

    The Detroit Joint Venture, in which the Company owns a 45% interest, has been selected to develop one of three casinos permitted to be developed in Detroit, Michigan. A development agreement for this project was approved by the Detroit city council on April 9, 1998. The ability of the Detroit Joint Venture to proceed with the proposed project is contingent upon the receipt of all necessary gaming approvals and satisfaction of other customary conditions. It is presently contemplated that the project will involve an investment of approximately $600 million, of which the Company expects to contribute $120 million in equity, with the balance being provided through project-specific financing. The development agreement provides that the Company will guarantee completion of the project and will enter into a keep-well guarantee with the city, pursuant to which the Company could be required to contribute additional funds, if and as needed, to continue operation of the project for a period of two years. If the project is completed and opened, it will be managed by the Company which will receive a management fee from the Detroit Joint Venture.

    The Detroit Joint Venture has commenced construction of a temporary casino facility in downtown Detroit. The facility will contain approximately 75,000 square feet of gaming space, including approximately 2,600 slot machines and 130 table games, five restaurants and a 3,000-space parking facility. Construction is expected to be completed in September 1999.

    The estimated cost of the temporary facility, including the land and capitalized interest, is approximately $140 million. The Detroit Joint Venture expects shortly to complete a $150 million credit facility secured by the assets associated with the Detroit temporary casino. The Company will guarantee the credit facility, subject to the release of the guaranty if certain performance criteria are achieved.

    The joint venture's ability to open and operate the temporary casino facility (and its ability to construct, open and operate a permanent facility) is contingent upon the receipt of all necessary gaming approvals and satisfaction of other customary conditions. See "Regulation and Licensing--Michigan" in this Item 1.

    In LAC VIEUX DESERT BAND OF LAKE SUPERIOR CHIPPEWA INDIANS V. THE MICHIGAN GAMING CONTROL BOARD ET AL., the Lac Vieux Band of Lake Superior Chippewa Indians has sought to challenge the validity of the Act and the City of Detroit's Casino Development Competitive Selection Process ordinance. On October 31, 1997, the United States District Court for the Western District of Michigan issued an opinion holding that the Lac Vieux Band lacked standing to challenge the Act and the Detroit ordinance on First Amendment and Equal Protection grounds. In a decision issued on April 12, 1999, the United States Court of Appeals for the Sixth Circuit affirmed the District Court's determination that the Lac Vieux Band lacked standing to challenge the Act. However, the Sixth Circuit reversed the District Court's determination that (1) the Lac Vieux Band lacked standing to challenge the Detroit ordinance. (2) the First Amendment is not implicated in the Detroit ordinance and (3) a rational basis review rather than a strict scrutiny review should be applied in determining the merits of the Lac Vieux Equal Protection claim regarding the Detroit ordinance. The Sixth Circuit remanded the case to the District Court for further proceedings consistent with the Sixth Circuit's decision. No assurance can be given regarding the timing and outcome of further proceedings in this litigation. If the District Court determines that the Detroit ordinance is defective and that determination is upheld, this may have an impact upon the validity of the Development Agreement entered into between Detroit Entertainment, L.L.C. and the City of Detroit which, in turn, could delay, preclude or otherwise adversely impact the issuance of a certificate of suitability and a casino license to Detroit Entertainment, L.L.C.

MISSISSIPPI GULF COAST

    The Company has announced that it plans to develop a hotel-casino resort on the Mississippi Gulf Coast at the north end of the Bay of St. Louis, near the DeLisle exit on Interstate 10, provided it receives all of the requisite approvals. It is currently anticipated that the resort will include approximately 1,500 hotel rooms and involve an investment by the Company of approximately $225 million. The Company has received all necessary approvals to commence development. However, these approvals have been challenged in federal court, and the Company anticipates it will not commence the design and construction of this resort until there is a satisfactory resolution of all legal actions. As presently contemplated, the Company will own 90% of the resort, with a partner contributing the land in exchange for the remaining 10% interest.

CONSTRUCTION RISKS

    Any major construction project the Company, or any joint venture in which the Company owns an interest, may undertake will involve many risks, including potential shortages of materials and labor, work stoppages, labor disputes, weather interference, unforeseen engineering, environmental or geological problems and unanticipated cost increases, any of which could give rise to delays or cost overruns. Construction, equipment or staffing requirements or problems or difficulties in obtaining any of the requisite licenses, permits, allocations or authorizations from regulatory authorities could increase the cost or delay the construction or opening of the facilities or otherwise affect the planned design and features. It is possible that any budget and construction plans developed for a project may be changed for competitive or other reasons. In addition, construction of the Detroit Joint Venture's proposed project is dependent on the acquisition of the proposed permanent site and the satisfactory resolution of the Lac Vieux litigation described under "Current Expansion Activities--Detroit, Michigan" in this Item 1 . Accordingly, there can be no assurance as to the commencement or successful completion of any projects undertaken by the Company or any of the joint ventures in which the Company is a participant, including the one contemplated by the Detroit Joint Venture.

COMPETITION

    Recognizing that middle class vacationers come to the Company's properties to enjoy both gaming and other activities, the Company seeks to appeal to this value-oriented market and satisfy the group's diverse entertainment demands by offering exciting entertainment opportunities at reasonable prices. The Company seeks to achieve this objective by offering gaming combined with dramatic entertainment concepts and reasonably priced rooms, reasonably priced food and beverage and prompt, courteous service at its entertainment "megastores." As the Company broadens the market segments it seeks to serve with the addition of the up scale Mandalay Bay, the competitive objective remains the same--to provide memorable entertainment experiences at attractive values.

    The Company's largest concentration of properties is in Las Vegas where the Company opened Mandalay Bay--its newest hotel-casino resort--on March 2, 1999. As of March 31, 1999, the Company was the largest hotel-casino operator in Las Vegas in terms of total square footage of casino space and number of hotel rooms. The Company's Las Vegas casino and hotel operations, which are conducted from facilities located along the Las Vegas Strip, currently compete with approximately 29 major hotel-casinos and a number of smaller casinos located on or near the Las Vegas Strip. Such operations also compete with casinos located in downtown Las Vegas, approximately 11 of which offer hotel, restaurant and entertainment facilities, and several major hotel-casinos located elsewhere in the Las Vegas area. The Company's Las Vegas properties also compete, to a lesser extent, with casino and hotel facilities in other parts of Nevada, including Laughlin, Reno and along I-15 (the principal means of access to Las Vegas from southern California by car) near the California-Nevada state line.

    The casino and hotel capacity continues to increase in the Las Vegas market. In October 1998, the 3,000-room Bellagio opened, followed by the March 1999 opening of the 3,700-room Mandalay Bay. Three other major hotel-casinos with a total of approximately 8,500 rooms are under construction in Las Vegas, two of which are expected to open in 1999 and the third of which is expected to open in 2000. The impact on the Company of these additions to the hotel and casino capacity in Las Vegas cannot be determined at this time. While the Company's Las Vegas operations, on a consolidated basis, had previously benefitted from growth of hotel and casino capacity in the Las Vegas market when the Company was a significant contributor to the new capacity, its addition of 1,000 rooms at Circus Circus-Las Vegas and an additional 1,950 at Luxor in 1997 contributed to a growth in hotel capacity in the Las Vegas market that outpaced market growth in fiscal 1998, putting downward pressure on room and occupancy rates in Las Vegas in fiscal 1998 and early fiscal 1999. The impact on the Company's operations of the added hotel and casino capacity recently completed or under construction in Las Vegas will depend, to a significant extent, on the ability of the new properties, including Mandalay Bay, to significantly increase, on a sustained basis, the flow of visitors to the Las Vegas market.

    Circus Circus-Reno competes with approximately 13 major casinos (the majority of which offer hotel rooms), including Silver Legacy, a 1,711-room hotel-casino complex which is 50% owned by a wholly owned subsidiary of the Company. Circus Circus-Reno and Silver Legacy also compete with numerous other smaller casinos in the greater Reno area and, to a lesser extent, with casino and hotel facilities at Lake Tahoe and in other parts of Nevada. Silver Legacy, which is situated between Circus Circus-Reno and the Eldorado, is connected to each of these properties at the mezzanine level by enclosed climate-controlled skyways above the streets between the respective properties, thus facilitating the flow of customers within the three properties.

    In Laughlin, the Colorado Belle and the Edgewater, which together accounted for approximately 24% of the rooms in Laughlin as of January 31, 1999, compete with eight other Laughlin casinos. They also compete with the hotel-casinos in Las Vegas and those situated on I-15 (the principal highway between Las Vegas and Los Angeles) near the California-Nevada state line, as well as a growing number of Native American casinos in Laughlin's regional market. The Colorado Belle and the Edgewater, which also compete with each other, maintained a combined occupancy level in fiscal 1999 of approximately 84%. Because the two properties are situated on adjoining sites, the Company believes that each property benefits from walk-in business attributable to the registered guests and casino customers at the other property. The Company believes the significant expansion of hotel and casino capacity in Las Vegas in recent years and the growth of unregulated Native American casinos in Laughlin's central Arizona and southern California feeder markets have had a negative impact on Laughlin area properties, including the Colorado Belle and the Edgewater, by drawing visitors from the Laughlin market. However, during fiscal 1999, revenues and operating income both increased at the Colorado Belle and the Edgewater.

    The Company's Jean, Nevada properties, Gold Strike and Nevada Landing, are located on I-15, the primary thoroughfare between Las Vegas and southern California, approximately 25 miles south of Las Vegas and 12 miles north of the California-Nevada state line, and are dependent for their customers almost entirely on the large number of people traveling between Las Vegas and southern California. As such, these properties compete with the large concentration of hotel, casino and other entertainment options available in Las Vegas as well as three hotel-casinos clustered at the California-Nevada state line.

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

    Gold Strike-Tunica competes with eight other casinos in Tunica County, including a hotel-casino which opened in 1996 at Buck Lake, directly north of the Gold Strike, and which is situated closer to Memphis than any of the other facilities currently in operation in Tunica County. In response to the increased competition in the Tunica market, the Company completed an expansion program at Gold Strike-Tunica with the opening of a new 31-story, 1,066 room hotel tower in late 1997 and early 1998. The existing facilities, which previously included no hotel rooms, were also completely rethemed into a more elegant resort under the Gold Strike name. The completion of the hotel tower gives Gold Strike-Tunica the largest room base in the Tunica market.

    There is no limit on the number of licenses that may be granted within Mississippi or within any county in Mississippi. The Company believes that Gold Strike-Tunica's principal market is the area within 100 miles of Tunica County. This area includes Memphis, Tennessee, Little Rock, Arkansas and northern Mississippi. Tunica County is currently the closest legalized gaming jurisdiction to Memphis. Because Gold Strike-Tunica is heavily dependent upon the patronage of Memphis residents and upon tourists and other out-of-state gaming customers coming to Tunica from Memphis, the opening of gaming casinos at locations closer to Memphis can have a material adverse effect on Gold Strike-Tunica's operations. De Soto County, the northwestern-most county in Mississippi and the nearest to Memphis, by local referendum in November 1996, voted (as it had in November 1992) against authorizing gaming activities in the county. However, De Soto County could at any time after October 2004 again vote on the question of allowing gaming activities in the county. In addition, the authorization of gaming activities in Arkansas or Tennessee (which currently has a constitutional restriction on gaming activities) could have a material adverse effect on the Company's Tunica County operations.

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

    In November 1998, the California electorate approved Proposition 5, an initiative to provide a model compact between the State of California and its Native American tribes, setting terms and conditions for gambling on tribal lands. Video gaming devices and a variety of class three card games are currently operated on a number of California reservations without a State compact as required by federal law. If implemented, Proposition 5 would give all California Native American tribes the right to operate an unlimited number of certain kinds of gaming machines and conduct other forms of casino wagering on California reservations. In December 1998, the California Supreme Court enjoined implementation of Proposition 5 pending the resolution of legal challenges to Proposition 5 which are currently before the Court. However, in December 1998, the United States Court of Appeals in San Francisco declined to enforce a federal District Court injunction shutting down the gaming operations conducted on a number California reservations pending a resolution of the lawsuit challenging Proposition 5. Legal challenges to Proposition 5 may delay or prevent its implementation. However, if implemented, Proposition 5 may negatively affect the Company. The Company is unable at this time to determine the outcome of the litigation relating to Proposition 5 or to assess the impact on the Company's operations or those of the Nevada joint ventures in which the Company is a participant if Proposition 5 is eventually implemented.

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

    The Company's direct and indirect subsidiaries that conduct gaming operations or have an ownership interest in an entity that conducts gaming operations are required to be licensed by the Nevada Gaming Authorities. The Company is registered by the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and has been found suitable to own the stock of Circus Circus Casinos, Inc., Slots-A-Fun, Inc., Edgewater Hotel Corporation, Colorado Belle Corp., New Castle Corp., Ramparts, Inc. and Mandalay Corp., each of which is a corporate gaming licensee under the terms of the Nevada Act (individually, a "Corporate Licensee" and collectively with the additional corporate subsidiaries referenced herein below, the "Corporate Licensees") that has been licensed to conduct nonrestricted gaming operations at its respective gaming establishment. The Company has also been found suitable to own the stock of M.S.E. Investments, Incorporated ("M.S.E."), Last Chance Investments, Inc. ("LCI"), Goldstrike Investments, Inc. ("GII"), Diamond Gold, Inc. ("DGI"), Oasis Development Company, Inc. ("Oasis") and Galleon, Inc. ("Galleon"), each of which is a Corporate Licensee that has been licensed as a general partner of one or more Nevada general partnerships that have been licensed to conduct nonrestricted or restricted gaming operations at their respective gaming establishments. M.S.E., LCI and GII are each licensed as general partners of Railroad Pass Investment Group, a Nevada general partnership ("Railroad Pass"), Jean Development Company, a Nevada general partnership ("Jean Development"), Jean Development West, a Nevada general partnership ("Jean West"), Gold Strike Fuel Company, a Nevada general partnership ("GSFC") and Jean Fuel Company West, a Nevada general partnership ("Jean Fuel") and Gold Strike L.V., a Nevada general partnership ("GSLV"); DGI is licensed as a general partner of GSLV and Jean West; Oasis is licensed as a general partner of GSFC and Jean Fuel; and Galleon is licensed as a 50% general partner of Circus and Eldorado Joint Venture, a Nevada general partnership ("CEJV") which operates the Silver Legacy and GSLV is licensed as a 50% general partner of Victoria Partners, a Nevada general partnership ("Victoria Partners") which operates Monte Carlo (all such general partnerships individually, a "Partnership Licensee" and collectively, the "Partnership Licensees"). Railroad Pass, Jean Development, Jean West, CEJV and Victoria Partners have each been licensed to conduct nonrestricted gaming operations at their respective gaming establishments and Jean Fuel and GSFC have each been licensed to conduct restricted gaming operations consisting of 15 or fewer slot machines at their respective gaming establishments.

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

    The Company and the Gaming Subsidiaries are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by the Company and the Gaming Subsidiaries must be reported to or approved by the Nevada Commission.

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

    The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On January 28, 1999, the Nevada Commission granted the Company prior approval to make public offerings for a period of two years, subject to certain conditions (the "Shelf Approval"). The Shelf Approval also applies to any affiliated company wholly owned by the Company (an "Affiliate") which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval also includes approval for the Corporate Licensees to guarantee any security issued by, or to hypothecate their assets to secure the payment or performance of any obligations issued by, the Company or an Affiliate in a public offering under the Shelf Registration. However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board and must be renewed annually. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

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

    MISSISSIPPI

    The Company conducts its Mississippi gaming operations through a Mississippi subsidiary, Circus Circus Mississippi, Inc. ("CCMI"). The ownership and operation of casino gaming facilities in Mississippi are subject to extensive state and local regulation. In order to open and operate Gold Strike-Tunica (formerly Circus Circus-Tunica), the Company was required to register under the Mississippi Gaming Control Act (the "Mississippi Act") and its Mississippi gaming operations are subject to the licensing and regulatory control of the Mississippi Gaming Commission (the "Mississippi Commission") and various local and county regulatory agencies. Effective October 29, 1991, the Mississippi Commission adopted regulations in furtherance of the Mississippi Act (the "regulations"). Changes in the Mississippi Act, the regulations and/or interpretations of the Mississippi Act and the regulations by the Mississippi Commission could have a material adverse effect on gaming operations conducted by the Company in Mississippi.

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

    Mississippi statutes and regulations give the Mississippi Commission the discretion to require a suitability finding with respect to anyone who acquires any security of the Company, regardless of the percentage of ownership. The current policy of the Mississippi Commission is to require anyone acquiring five percent or more of any voting securities of a public or private company to be found suitable. If the owner of voting securities who is required to be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation which the Company may reimburse. The Mississippi Commission has selected those persons it feels were required to be investigated and found suitable and has granted the findings of suitability. However, other persons, for the reasons set forth above, may be required to be found suitable. The Mississippi Commission may at any time dissolve, suspend, condition, limit or restrict a license or approval to own equity interests in the Company for any cause deemed reasonable by the Mississippi Commission.

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

    The Company may not make a public offering of its securities without the prior approval of the Mississippi Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Mississippi, or to retire or extend obligations incurred for such purposes. On January 21, 1999, the Mississippi Commission granted the Company prior approval to make public offerings for a period of two years, subject to certain conditions (the "Shelf Approval"). The Shelf Approval also applies to any affiliated company wholly owned by the Company (an "Affiliate") which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Executive Director of the Mississippi Commission and must be renewed every two years. The Shelf Approval does not constitute a finding, recommendation or approval by the Mississippi Commission as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

    The regulations provide that a change in control of the Company may not occur without the prior approval of the Mississippi Commission.

    As long as CCMI is licensed to conduct gaming in Mississippi, the Company may not engage in gaming activities in Mississippi while also conducting gaming operations outside of Mississippi without approval of the Mississippi Commission. The Mississippi Commission has approved the Company's gaming activities in the following jurisdictions; Nevada, Indiana, Louisiana, Illinois, New Jersey, Michigan and Ontario, Canada.

    CCMI received its Mississippi gaming license on August 18, 1994 and renewals on July 18, 1996 and July 16, 1998. The gaming license is not transferable and must be renewed every two years. The Mississippi Commission in 1994 enacted an infrastructure development regulation which requires that a Mississippi casino invest 25% of its casino costs in infrastructure facilities. Infrastructure facilities are defined in the regulation to include a hotel with at least 250 rooms, theme park, golf course and other similar facilities. With the opening of its resort hotel and other amenities in Tunica, CCMI has met the infrastructure requirements. On January 21, 1999, the Mississippi Commission amended this regulation to increase the minimum level of infrastructure investment from 25% to 100% of the casino cost; however, the 100% infrastructure investment amendment applies only to new casino developments and existing casino developments that are not operating at the time of their acquisition or purchase, and would therefore not apply to CCMI.

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

    The Illinois Act requires the owner of a riverboat gaming operation to hold an owner's license issued by the Illinois Board. Each owner's license permits the holder to own up to two riverboats, however, gaming participants are limited to 1,200 for any owner's license. The number of gaming participants will be determined by the number of gaming positions available and such positions will be counted as follows: positions for games utilizing electronic gaming devices will be determined as 90% of the total number of devices available for play; craps tables will be counted as having ten gaming positions; and games utilizing live gaming devices, except for craps, will be counted as having five gaming positions. A licensed owner who holds greater than 10% interest on one riverboat operation, may hold up to 10% of a second riverboat gaming operation in Illinois.

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

    The gaming license issued to the Grand Victoria riverboat casino in October 1994, was valid for an initial period of three years and now must be renewed annually. Most recently, its license was renewed in October 1998. An owner licensee is eligible for renewal upon payment of the applicable fee and a determination by the Illinois Board that the licensee continues to meet all of the requirements of the Illinois Act and Illinois Board rules. An ownership interest in an owner's license, or in a business entity other than a publicly held business entity which holds an owner's license, may not be (i) transferred or (ii) pledged as collateral without the approval of the Illinois Board. The Illinois Board also requires that employees of a riverboat gaming operation and vendors of gaming supplies and equipment be licensed.

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

    The Illinois Board is authorized to conduct investigations into the conduct of gaming as it may deem necessary and proper and into alleged violations of the Illinois Act and the Illinois Board's rules. Employees and agents of the Illinois Gaming Board have access to and may inspect any facilities relating to the riverboat gaming operations at all times.

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

    The Illinois Board requires that a "Key Person" of an owner licensee submit a Personal Disclosure or Business Entity Form and be investigated and approved by the Illinois Board. The Illinois Board shall certify for each applicant for or holder of an owner's license each position, individual or Business Entity that is to be approved by the Board and maintain suitability as a Key Person. With respect to an applicant for or the holder of an owner's license, Key Person shall include: any Business Entity and any individual with an ownership interest or voting rights of more than 5% in the licensee or applicant, and the trustee of any trust holding such ownership interest or voting rights; the directors of the licensee or applicant and its chief executive officer, president and chief operating officer, or their functional equivalents; and all other individuals or Business Entities that, upon review of the applicant's or licensees Table of Organization, Ownership and Control the Board determines hold a position or a level of ownership, control or influence that is material to the regulatory concerns and obligations of the Illinois Board for the specified licensee or applicant.

    In order to assist the Illinois Board in its determination of Key Persons, applicants for or holders of an owner's license shall provide to the Illinois Board a Table of Organization, Ownership and Control. The Table of Organization, Ownership and Control shall identify in sufficient detail the hierarchy of individuals and Business Entities that, through direct or indirect means, manage own or control the interests and assets of the applicant or licensee holder. If a Business Entity identified in the Table of Organization, Ownership and Control is a percentage of ownership interest of each individual or Business Entity with ownership of more than 5% of the voting shares of the entity, to the extent such information is known or contained in 13D or 13G Securities and Exchange Commission filings; to the extent known, the names and percentage of interest of ownership of persons who are relatives of one another and who together (as individuals or through trusts) exercise control over or own more than 10% percent of the voting shares of the entity; and any trust holding a more than 5% ownership or voting interest in the company, to the extent such information is known or contained in 13D or 13G Securities and Exchange Commission filings. The Table of Organization may be disclosed under the Freedom of Information Act.

    Each owner licensee shall provide a means for the economic disassociation of a Key Person in the event such economic disassociation is required by an order of the Illinois Board. Based upon findings from an investigation into the character, reputation, experience, associations, business probity and financial integrity of a Key Person, the Illinois Board may enter an order upon the licensee to require the economic disassociation of such Key Person.

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

    The Illinois Board (unless the investor qualifies as an Institutional Investor) requires a Personal Disclosure Form from any person or entity who or which, individually or in association with others, acquires directly or indirectly, beneficial ownership of more than 5% of any class of voting securities or nonvoting securities convertible into voting securities of a publicly traded corporation which holds an ownership interest in the holder of an owner's license. If the Illinois Board denies an application for such a transfer and if no hearing is requested, the applicant for the transfer of ownership must promptly divest those shares in the publicly traded parent corporation. The holder of an owner's license would not be able to distribute profits to a publicly traded parent corporation until such shares have been divested. If a hearing is requested, the shares need not be divested and profits may be distributed to a publicly-held parent corporation pending the issuance of a final order from the Illinois Board.

    An Institutional Investor that individually or jointly with others, cumulatively acquires, directly or indirectly, 5% or more of any class of voting securities of a publicly-traded licensee or a licensee's publicly-traded parent corporation shall, within no less than ten days after acquiring such securities, notify the

Administrator of the Illinois Board of such ownership and shall provide any additional information as may be required. If an Institutional Investor (as specified above) acquires 10% or more of any class of voting securities of a publicly-traded licensee or a licensee's publicly-traded parent corporation, it shall file an Institutional Investor Disclosure Form within 45 days after acquiring such level of ownership interest. The licensee shall notify the Administrator as soon as possible after it becomes aware that it or its parent is involved in an ownership acquisition by an Institutional Investor subject to this Section. Notwithstanding the foregoing, the Institutional Investor's obligation under this Section shall be independent of the licensee's obligation to notify the Administrator.

    In addition to Institutional Investor Disclosure Forms, certain other forms may be required to be submitted to the Illinois Board. An owner-licensee must submit a Marketing Agent Form to the Illinois Board for each Marketing Agent with whom it intends to do business. A Marketing Agent is a person or entity, other that a junketeer or an employee of a riverboat gaming operation, who is compensated by the riverboat gaming operation in excess of $100 per patron per trip for identifying and recruiting patrons. Key Persons of owner-licensees must submit Trust Identification Forms for trusts, excluding land trusts, for which they are a grantor, trustee or beneficiary each time such a trust relationship is established, amended or terminated.

    The Illinois Board may waive any licensing requirement or procedure provided by rule if it determines that such waiver is in the best interests of the public and the gaming industry. Also, the Illinois Board may, from time to time, amend or change its rules.

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

    MICHIGAN

    The Company is subject to the jurisdiction of the Michigan gaming authorities as a result of a Company subsidiary, Circus Circus Michigan, Inc., having an ownership interest in Detroit Entertainment, L.L.C., which has executed a Development Agreement with the City of Detroit for the construction and operation of a casino within the City of Detroit, and has filed an application for a Michigan casino license with the Michigan Gaming Control Board.

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

    The Michigan Act defines "control" of a casino license applicant or a casino licensee as having a greater than 15% direct or indirect pecuniary interest in the casino license applicant or casino licensee. For purposes of the Michigan Act, the Company has control of Detroit Entertainment, L.L.C. by virtue of the Company subsidiary's forty five percent ownership interest in Detroit Entertainment, L.L.C.

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

    An Institutional Investor which owns or acquires beneficial ownership of (1) 10% or more of debt securities of a casino licensee's affiliate or affiliated company which are related in any way to the financing of the casino licensee or
(2) more than 50% of any issue of the outstanding debt of the casino licensee's affiliate or affiliated company may be required to file qualification information and meet the qualification and approval standards of the Michigan Act and the Michigan Board. An Institutional Investor which owns or acquires beneficial ownership of more than 5% but under 10% of debt securities of a casino licensee's affiliate or affiliated company which are related in any way to the financing of the casino licensee may be granted a waiver of the eligibility and suitability standards of the Michigan Act and the Michigan Board rules if (1) the debt securities do not represent more than 20% of the outstanding debt of the casino licensee's affiliate or affiliated company or (2) the debt securities represent not more than 50% of any issue of the outstanding debt of the casino licensee's affiliate or affiliated company and (3) the debt securities are those of a publicly traded corporation and were purchased for investment purposed only. For purposes of the Michigan Act the Company is an affiliate of Detroit Entertainment, L.L.C.

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

    Under the Act, there is no distinction between a temporary casino and a permanent casino. Under the Development Agreement entered into with the City of Detroit, Detroit Entertainment, L.L.C. is permitted to first construct and open a temporary casino, which must then be replaced with a permanent casino to be constructed in accordance with the provisions of the Development Agreement. Detroit Entertainment, L.L.C. is currently in the process of renovating the Wonder Bread Bakery facility in Detroit to serve as a temporary casino once Detroit Entertainment, L.L.C. has received its casino license from the Michigan Board, while the permanent casino site is being obtained by the City of Detroit and made available for construction of the Detroit Entertainment, L.L.C. permanent casino. No assurance can be given regarding if or when Detroit Entertainment, L.L.C. will receive its casino license and be able to open the temporary casino. The permanent casino will be constructed in accordance with the Development Agreement once the permanent casino site has been acquired in accordance with procedures being developed by the City of Detroit and is prepared for construction activity. No assurance can be given regarding when the permanent casino site will be available and ready for construction of the permanent casino or when construction of the permanent casino will be completed and the permanent casino opened.

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

    The Michigan Act and the Michigan Board rules also require that certain employees of the casino license applicant and casino licensee and certain employees of owners of the casino license applicant and casino licensee be licensed by the Michigan Board. In addition, the Michigan Act and the Michigan Board rules require that vendors of gaming related goods and services and vendors of certain nongaming goods and services used by the Casino Enterprise either register with the Michigan Board as a vendor or be licensed as a supplier by the Michigan Board.

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

    The Michigan Act prohibits casino licensees and related persons from making contributions to a candidate and certain political committees during (1) any period during which the casino licensee is being considered by the Michigan Board or the city in which the licensee seeks to operate the casino, (2) the term during which the licensee holds a license, (3) three years following the expiration or termination of the licensee's license and (4) the period beginning after the effective date of the Michigan Act or the period beginning one year prior to applying for a license, whichever period is shorter. The Michigan Act also prohibits casino and any person who has an interest in a casino licensee and the spouse, parent, child or spouse of a child from either making a contribution indirectly to a candidate or a committee through a legal entity that is established, directed or controlled by that licensee, person or related party. A person is considered to have an interest in a casino licensee if (1) the person holds at least a 1% interest in the licensee or Casino Enterprise, (2) the person is an officer or managerial employee of the licensee or Casino Enterprise, (3) the person is an officer of the person who holds at least a 1% interest in the licensee or Casino Enterprise or (4) the person is an independent committee of the licensee or Casino Enterprise.

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

    Uncertainty exists regarding the Michigan gaming regulatory environment due to the limited experience in interpreting the Michigan Act and the Michigan Board rules. The Michigan Act and the Michigan Board rules are evolving pursuant to an ongoing regulatory, legislative and judicial process and, therefore, are subject to and in all probability will change with the maturation of casino gaming regulated by the Michigan Act.

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

    NATIONAL GAMBLING COMMISSION

    A National Gambling Impact Study Commission (the "National Commission") has been established by the United States Congress to conduct a comprehensive legal and factual study of the social and economic impact of gaming in the United States. The National Commission is required by the enabling legislation to issue a report containing its findings and conclusions, together with recommendations of the National Commission for legislation and administrative actions, within two years after the date on which it held its first meeting, which occurred on June 20, 1997. Any recommendations which may be made by the National Commission could result in the enactment of new laws and/or the adoption of new regulations which could adversely impact the gaming industry in general and the Company in particular. The Company is unable at this time to determine what recommendations, if any, the National Commission will make, or the ultimate disposition of any recommendations the National Commission may make.

EMPLOYEES AND LABOR RELATIONS

    At March 31, 1999, the Company employed approximately 27,000 persons. Approximately 37% of the Company's employees at January 31, 1999 were employed pursuant to the terms of collective bargaining agreements. The contract with one union expired on March 31, 1999. A new contract is currently being negotiated and the Company does not anticipate any difficulties in renewing its agreement. The Company currently has contracts with all of its other major unions with remaining terms ranging from one to four years. The Company considers its labor relations to be satisfactory. A work stoppage has not been experienced at a Company-owned property since an industry-wide strike in 1975.

    Certain states in which gaming recently has been legalized have established community commitment and similar laws or requirements which require that a specified percentage of employees of gaming ventures be residents of the community or state in which the gaming venture is located or meet certain other criteria. These laws could affect the ability of the Company to attract and retain qualified employees for gaming operations conducted by the Company or joint ventures in which it participates outside Nevada.

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

    (Cautionary Statements Under the Private Securities Litigation Reform Act of
1995)

    Certain information included in this Report and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They contain words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "may," "could," "might" and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. Such statements include information relating to current construction activities, plans for future expansion and other business development activities as well as other capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. From time to time, oral or written forward-looking statements are also included in the Company's periodic reports on Forms 10-Q and 8-K, press releases and other materials released to the public.

    Any or all of the forward-looking statements in this Report, in the Company's Annual Report to Stockholders for fiscal 1999 and in any other public statements the Company makes may turn out to be wrong. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Report, such as government regulation and the competitive environment, will be important in determining the Company's future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements.

    The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in the Company's subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. The following discussion of risks, uncertainties and possible inaccurate assumptions relevant to the Company's business includes factors the Company believes could cause its actual results to differ materially from expected and historical results. Other factors beyond those listed below could also adversely affect the Company. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

    - As described under "Competition," in this Item 1, the Company and the joint ventures in which it is a participant operate in a very competitive environment, particularly in Las Vegas. The growth in the number of hotel rooms in Las Vegas, which will increase sharply in 1999, and the spread of legalized gaming in other states and countries, have negatively affected the Company's operating results and may continue to do so.

    - As discussed under "Regulation and Licensing" in this Item 1, the gaming operations of the Company and the joint ventures in which it is a participant are highly regulated by governmental authorities in Nevada, Mississippi and Illinois. The Detroit Joint Venture and the Company will also be subject to regulation by the authorities in Michigan if the Detroit Joint Venture successfully completes and opens a casino in Detroit, Michigan. This regulation may or may not be similar to that in Nevada, Mississippi and Illinois. The Company may also be subject to regulation in other jurisdictions where gaming may be conducted in the future.

    - Changes in applicable laws or regulations could have a significant effect on the operations of the Company and the gaming joint ventures in which it participates. As a result of federal legislation passed in 1996, the National Gambling Impact Study Commission has been conducting a two-year study of the gaming industry in the United States and is expected to report its findings and recommendations to Congress in June 1999. It is possible that this report may result in additional regulation and taxation of the gaming industry.

    - The Company's operations and those of the joint ventures in which it is a participant are affected by changes in local and national general economic and market conditions in the locations where operations are conducted and where customers live. The Company and its joint ventures' Nevada properties are affected by the economic conditions in California and Mandalay Bay may be susceptible to the effects of economic conditions in the Far East.

    - The interstate highway between Las Vegas and Southern California, where a large number of the Company's customers reside, has experienced long traffic delays during peak periods. These factors may affect the number of customers who visit our facilities in Southern Nevada.

    - Plans for future construction can be affected by a number of factors, including time delays in obtaining necessary governmental permits and approvals and legal challenges. Changes may be made in the scope of a project, budgets and schedules for competitive, aesthetic or other reasons, and these changes may also result from circumstances beyond the Company's control. These circumstances include weather interference, shortages of materials and labor, work stoppages, labor disputes, unforeseen engineering, environmental or geological problems and unanticipated cost increases. Any of these circumstances could give rise to delays in the completion of any project undertaken by the Company or any of its joint ventures or cost overruns.

    - The gaming industry represents a significant source of tax revenues to the state, county and local jurisdictions in which gaming is conducted. From time to time, various state and federal legislators and officials have proposed changes in tax laws, or in the administration of the laws, affecting the gaming industry. Proposals in recent years that have not been enacted included a federal gaming tax and increases in state or local taxes.

    - The Company believes that its recorded tax balances are adequate. However, it is not possible to determine with certainty the likelihood of possible changes in the tax laws or their administration. These changes, if adopted, could have a material negative effect on the operating results of the Company and the joint ventures in which it participates.

    - The Company's debt has increased in the past several years, primarily due to the construction of Mandalay Bay, the hotel tower at Gold Strike-Tunica and the expansion projects at Luxor and Circus Circus-Las Vegas. The interest rate on a large portion of the Company's long-term debt is subject to fluctuation based on changes in short-term interest rates and the ratings which national rating agencies assign to its outstanding debt securities. Interest expense could increase as a result of these factors.

    - Claims have been brought against the Company in various legal proceedings, and additional legal and tax claims arise from time to time. It is possible that the Company's cash flows and results of operations could be affected from time to time by the resolution of one or more of these contingencies. The Company believes that the ultimate disposition of current matters will not have a material impact on its financial condition or results of operations. See the further discussion under "Legal Proceedings" in Item 3 of this Form 10-K.

    - There is intense competition to attract and retain management and key employees in the gaming industry. The Company's business could be adversely affected in the event of its inability to recruit or retain key personnel.

    - Litigation is currently pending in the United States District Court for the Western District of Michigan which challenges the city ordinance pursuant to which the Detroit Joint Venture was selected to develop one of three casinos permitted to be developed in Detroit, Michigan. See "Current Expansion Activities--Detroit, Michigan" in this Item 1. Depending on the eventual outcome of this litigation, the Detroit Joint Venture's ability to complete, open and/or operate a Detroit casino could be delayed, precluded or otherwise adversely impacted.

    - As described under "Year 2000 Readiness Disclosure" in Item 7 of this Form 10-K, the Company is working to address the Year 2000 issue. If the Company should fail to identify or correct problems in its critical systems, or if it is affected by disruptions in airline service or other economic disruptions affecting its customers, operations could be impacted.

    - While the Company from time to time communicates with securities analysts, it is against Company policy to disclose to them any material non-public information or other confidential business information. Therefore, it should not be assumed that the Company agrees with any statement or report issued by any analyst, irrespective of the content of the statement or report. Furthermore, the Company has a policy against publicly issuing financial forecasts or projections or confirming forecasts or projections issued by others. Hence, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, those reports are not the Company's responsibility.

ITEM 2. PROPERTIES.

    MANDALAY BAY. The Company owns approximately 60 acres of land, with approximately 1,300 feet of frontage, on the Las Vegas Strip and Mandalay Bay is situated on the site. For additional information concerning Mandalay Bay, see "Description of the Company's Hotels and Casinos--Las Vegas, Nevada-- Mandalay Bay" in Item 1 of this Report.

    LUXOR AND EXCALIBUR. The Company owns a 117-acre parcel on the southwest corner of the intersection of the Las Vegas Strip and Tropicana Avenue, with approximately 2,400 feet of frontage on the Las Vegas Strip, that includes, Excalibur, which is situated on the northern portion of the parcel at the intersection of the Las Vegas Strip and Tropicana Avenue, and Luxor, which is situated on such site to the south of Excalibur. For additional information concerning Luxor and Excalibur, see "Description of the Company's Hotels and Casinos--Las Vegas, Nevada--Luxor" and--Excalibur" in Item 1 of this Report.

    CIRCUS CIRCUS-LAS VEGAS. The Company owns approximately 69 acres of land with 375 feet of frontage on the Las Vegas Strip and Circus Circus-Las Vegas which is situated on the site. For additional information concerning Circus Circus-Las Vegas, see "Description of the Company's Hotels and Casinos-- Las Vegas, Nevada--Circus Circus-Las Vegas" in Item 1 of this Report.

    CIRCUS CIRCUS-RENO. Circus Circus-Reno is situated on a three-block area in downtown Reno, of which approximately 90% is owned by the Company and the remainder is held under three separate leases, two of which expire in 2032 and 2033, respectively. The Company owns the remaining interest in the parcel subject to the third lease pursuant to which the Company is obligated to pay rent for the lifetime of the landlord. For additional information concerning Circus Circus-Reno, see "Description of the Company's Hotels and Casinos--Reno, Nevada--Circus Circus-Reno" in Item 1 of this Report.

    COLORADO BELLE. The Company owns approximately 22 acres on the bank of the Colorado River in Laughlin, Nevada and the Colorado Belle, which is situated on the site. For additional information concerning the Colorado Belle Hotel and Casino, see "Description of the Company's Hotels and Casinos--Laughlin, Nevada--Colorado Belle" in Item 1 of this Report.

    EDGEWATER. Adjacent to the site of the Colorado Belle, the Company owns approximately 16 acres on the bank of the Colorado River in Laughlin, Nevada, and the Edgewater Hotel and Casino, which is situated on the site. For additional information concerning the Edgewater Hotel and Casino, see "Description of the Company's Hotels and Casinos--Laughlin, Nevada--Edgewater" in Item 1 of this Report.

    GOLD STRIKE. The Company owns approximately 51 acres and the Gold Strike Hotel & Gambling Hall, which is situated on the site, located on the east side of I-15 in Jean, Nevada, approximately 12 miles from the California/Nevada border and 25 miles from Las Vegas. For additional information concerning Gold Strike, see "Description of the Company's Hotels and Casinos--Jean, Nevada--Gold Strike" in Item 1 of this Report.

    NEVADA LANDING. The Company owns approximately 55 acres and the Nevada Landing Hotel & Casino, which is situated on the site, located on the west side of I-15 in Jean, Nevada. For additional information concerning Nevada Landing, see "Description of the Company's Hotels and Casinos--Jean, Nevada--Nevada Landing" in Item 1 of this Report.

    RAILROAD PASS. The Company owns approximately 56 acres and the Railroad Pass Hotel & Casino, which is situated on the site, located on US-93 in Henderson, Nevada. For additional information concerning Railroad Pass, see "Description of the Company's Hotels and Casino--Henderson, Nevada-- Railroad Pass" in Item 1 of this Report.

    GOLD STRIKE-TUNICA. The Company owns approximately 24 acres in Tunica County, Mississippi and Gold Strike-Tunica, which is situated on the site. The Company also owns an undivided 50% interest in an additional 388-acre site which is owned jointly with another unaffiliated gaming company. For additional information concerning Gold Strike-Tunica, see "Description of the Company's Hotels and Casinos-- Tunica County, Mississippi--Gold Strike-Tunica" in Item 1 of this Report.

    OTHER REAL PROPERTY

    Slots-A-Fun is situated on a 30,000-square-foot parcel owned by the Company and has approximately 100 feet of frontage on the Las Vegas Strip.

    The Company operates the Silver City Casino in Las Vegas under a lease which expires in October 1999. The Company currently pays a base rent of $129,982 per month. The base rent is subject to annual increases, calculated by using a specified index with a cap based on a specified percentage of annual revenues. Under the terms of the lease, the landlord or the landlord's assignee is entitled to participate in the profits to the extent by which 50% of defined exceeds the adjusted base rent. There was no profit participation rent due for the years ended January 31, 1996, 1997 or 1998. The Company does not plan to renew this lease and will thus cease operations at that property.

    The Company owns approximately 60 acres of unimproved land located immediately south of Mandalay Bay and approximately 15 acres of land on the Las Vegas Strip across from Luxor, which from time to time is utilized as a parking lot for employees at Luxor and Excalibur.

    The Company owns 60 acres of land in Jean, Nevada to the north of Gold Strike and approximately 89 acres of land in Sloan, Nevada off of I-15. Sloan is located between Jean and Las Vegas.

    The Company also owns or leases, or has options and/or agreements to purchase or lease, certain other improved and unimproved properties which are not deemed to be material to the Company.

    As of January 31, 1999, the aforementioned properties owned by the Company were not subject to any encumbrances securing the repayment of indebtedness.

    JOINT VENTURE INTERESTS. The Company, either directly or through wholly owned subsidiaries, owns (i) a 50% interest in the Las Vegas Joint Venture, which owns and operates Monte Carlo, a hotel-casino complex on the Las Vegas Strip; (ii) a 50% interest in the Elgin Joint Venture, which owns and operates the Grand Victoria, a riverboat casino and land-based entertainment complex in Elgin, Illinois; and (iii) a 50% interest in the Reno Joint Venture, which owns and operates Silver Legacy, a hotel-casino in Reno, Nevada. Reference is made to the information appearing under the caption "Joint Venture Participations" in
Item 1 of this Report concerning the properties owned and operated by the aforementioned joint venture entities, which information is hereby incorporated in this Item 2 by this reference.

ITEM 3. LEGAL PROCEEDINGS.

    On April 26, 1994, a lawsuit requesting class certification was filed by William H. Poulos in the United States District Court for the Middle District of Florida against 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company. On May 10, 1994, a lawsuit requesting class certification alleging substantially identical claims was filed by William Ahearn in the same court against 48 defendants, including the Company. The two lawsuits were consolidated into a single action and transferred to the United States District Court for the District of Nevada (the "Court"). On September 26, 1995, a lawsuit requesting class certification alleging substantially identical claims was filed by Larry Schreier in the Court against 45 defendants, including the Company. On February 14, 1997, the three plaintiffs filed a consolidated amended complaint in the Court. The consolidated complaint alleges that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce persons to play video poker and electronic slot machines based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win. The complaint alleges violations of the Racketeer Influenced and Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seeks unspecified compensatory and punitive damages. In December 1997, the Court issued formal opinions granting in part and denying in part defendants' motions to dismiss. In so doing, the Court ordered plaintiffs to file an amended complaint which was filed in January 1998. The defendants filed an answer to the amended complaint in February 1998. In March 1998, the plaintiffs moved to certify the action as a class action. The defendants opposed that motion. All proceedings in the case have been stayed pending the Court's ruling on the motion for class certification. A ruling on that motion is expected within the next few months. The Company denies the allegations contained in the amended complaint and continues to vigorously defend all claims and allegations contained in the consolidated action.

    The Company is a defendant in various other pending law-suits. In management's opinion, the ultimate outcome of such law suits will not have a material adverse effect on the results of operations or the financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended January 31, 1999.

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

FISCAL 1999                                                                                         LOW       HIGH
-----------------------------------------------------------------------------------------------  ---------  ---------
First Quarter..................................................................................  $   17.56  $   26.50
Second Quarter.................................................................................  $   13.63  $   19.25
Third Quarter..................................................................................  $    7.13  $   13.94
Fourth Quarter.................................................................................  $   10.75  $   14.13

FISCAL 1998                                                                                         LOW       HIGH
-----------------------------------------------------------------------------------------------  ---------  ---------
First Quarter..................................................................................  $   23.50  $   36.50
Second Quarter.................................................................................  $   21.06  $   29.25
Third Quarter..................................................................................  $   21.00  $   26.69
Fourth Quarter.................................................................................  $   20.00  $   26.19

    On April 19, 1999 there were 4,074 holders of record of the Common Stock of the Company.

    DIVIDEND POLICY. The Company does not currently pay a cash dividend, nor is one contemplated in the foreseeable future. The Company believes that currently its stockholders are best served by a policy of reinvestment in new high-return projects. The Company has a policy of periodic share repurchase, as cash flows, borrowing capacity and market conditions warrant.

    On December 10, 1998, the Company repriced the outstanding options to purchase its Common Stock, then held by full time employees, which had exercise prices of $15 or higher. The repricing involved the exchange of options to purchase an aggregate of 3.9 million shares for new options to purchase an aggregate of 2.6 million shares. The new options have terms identical to the repriced options, with the following exceptions: (i) the exercise price was reduced to $11.25 (representing the market value of the Common Stock on the date of the repricing); (ii) the new options may not be exercised prior to June 10, 1999; and (iii) the new options which were exchanged for options with exercise prices in excess of $20 were conditioned on the surrender to the Company of options to purchase three shares for every two shares covered by the new option, unless the exercise price of the repriced option was in excess of $30, in which case the new options were conditioned on the surrender of options to purchase two shares for every share covered by the new option.

    The new options were offered exclusively to existing holders of options to purchase the Company's Common Stock and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange. The exchange was made in reliance on the exemption in Section 3(a)(9) of the Securities Act of 1933 (the "1933 Act"). The Common Stock which may be purchased upon exercise of the options are the subject of effective registration statements under the 1933 Act.

ITEM 6. SELECTED FINANCIAL DATA.

                                                    YEAR ENDED JANUARY 31,
                                     -----------------------------------------------------
                                       1999       1998       1997       1996       1995
                                     ---------  ---------  ---------  ---------  ---------
                                           (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
OPERATING RESULTS(1):
Revenues(2)........................  $1,479,780 $1,354,487 $1,334,250 $1,299,596 $1,170,182
Income from operations.............    242,779    236,500    222.169    251,373    256,007
Pretax income......................    140,815    147,922    163,863    205,759    214,490
Net income.........................     85,198     89,908    100,733    128,898    136,286
Basic earnings per share...........  $     .90  $     .95  $     .99  $    1.33  $    1.59
Diluted earnings per share.........  $     .90  $     .94  $     .97  $    1.30  $    1.58
BALANCE SHEET DATA:
Total assets.......................  $3,869,707 $3,263,548 $2,729,111 $2,213,503 $1,512,548
Long-term debt.....................  2,259,149  1,788,818  1,405,897    715,214    632,652
Stockholders' equity...............  1,157,628  1,123,749    971,791  1,226,812    686,124

------------------------

(1) Gold Strike, Nevada Landing and Railroad Pass were acquired on June 1, 1995. The Hacienda was acquired on September 1, 1995 and closed on December 1, 1996. Gold Strike-Tunica opened in August 1994, Luxor opened in October 1993.

(2) Revenues are net of complimentary allowances.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Incorporated herein by reference are pages 25 through 37 of the Company's Annual Report to Stockholders for the fiscal year ended January 31, 1999 (the "1999 Annual Report"), which pages are included as part of Exhibit 13 to this Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

    The information in the 1999 Annual Report beginning immediately following the caption "Market Risk and Derivative Financial Instruments" on page 35 thereof to, but not including, the caption "Year 2000 Readiness Disclosure" on page 36 thereof is incorporated herein by reference, which information is included as part of Exhibit 13 to this Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Incorporated herein by reference are pages 38 through 55 of the 1999 Annual Report, which pages are included as part of Exhibit 13 to this Report.

              SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                        YEAR ENDED JANUARY 31, 1999
                                           -----------------------------------------------------
                                              1ST        2ND        3RD        4TH
                                            QUARTER    QUARTER    QUARTER    QUARTER     TOTAL
                                           ---------  ---------  ---------  ---------  ---------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenue..................................  $ 356,962  $ 384,661  $ 382,449  $ 355,708  $1,479,780
Income from operations...................     61,059     66,105     64,257     51,358    242,779
Income before income tax.................     35,794     40,043     39,289     25,689    140,815
Net income...............................     21,607     25,285     23,716     14,590     85,198
Basic earnings per share.................  $     .23  $     .27  $     .25  $     .16  $     .90
Diluted earnings per share...............  $     .23  $     .27  $     .25  $     .16  $     .90

                                                        YEAR ENDED JANUARY 31, 1998
                                           -----------------------------------------------------
                                              1ST        2ND        3RD        4TH
                                            QUARTER    QUARTER    QUARTER    QUARTER     TOTAL
                                           ---------  ---------  ---------  ---------  ---------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenue..................................  $ 344,098  $ 343,292  $ 341,852  $ 325,245  $1,354,487
Income from operations...................     82,638     62,747     59,650     31,465    236,500
Income before income tax.................     59,367     38,876     43,061      6,618    147,922
Net income...............................     37,489     24,488     27,223        708     89,908
Basic earnings per share.................  $     .40  $     .26  $     .29  $     .01  $     .95
Diluted earnings per share...............  $     .39  $     .26  $     .29  $     .01  $     .94

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information beginning immediately following the caption "Election of Directors" to, but not including, the caption "Management Remuneration" in the Company's Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year ended January 31, 1999 and forwarded to stockholders prior to the Company's 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement"), is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

    The information in the 1999 Proxy Statement beginning immediately following the caption "Management Remuneration" to, but not including, the caption "Report of the Board of Directors and the Compensation Committee on Executive Compensation", is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information in the 1999 Proxy Statement beginning immediately following the caption "Security Ownership of Certain Beneficial Owners and Management" to, but not including, the caption "Election of Directors", is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information in the 1999 Proxy Statement beginning immediately following the caption "Compensation Committee Interlocks and Insider Participation" to, but not including, the caption "Comparative Stock Price Performance Graph" and the additional information in the 1999 Proxy Statement beginning immediately following the caption "Certain Transactions" to, but not including, the caption "Proposal to Amend the Restated Articles of Incorporation to Change the Company's Name" is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a)(1)Consolidated Financial Statements:

CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES                                                                PAGE
-----------------------------------------------------------------------------------------------------------     -----
Consolidated Balance Sheets as of January 31, 1999 and 1998................................................          38*
Consolidated Statements of Income for the three years ended January 31, 1999...............................          39*
Consolidated Statements of Cash Flows for the three years ended January 31, 1999...........................          40*
Consolidated Statements of Stockholders' Equity for the three years ended January 31, 1999.................          41*
Notes to Consolidated Financial Statements.................................................................          42*
Report of Independent Public Accountants...................................................................          55*

    (a)(2)Supplemental Financial Statement Schedules:

    None.

------------------------

* Refers to page of the Annual Report to Stockholders for the year ended January 31, 1999, the incorporated portions of which are included as Exhibit 13 to this Report.

    (a)(3)Exhibits:

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

 3(ii).    Restated Bylaws of the Company dated April 30, 1999.

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

 4(e).     Amendment No. 2 to the $2.0 Billion Loan Agreement, by and among the Company, the Banks named therein and Bank of America National Trust and Savings
           Association, as administrative agent for the Banks. (Incorporated by reference to Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1998.)

 4(f).     Rate Swap Master Agreement, dated as of October 24, 1986, and Rate Swap
           Supplements One through Four. (Incorporated by reference to Exhibit 4(j) to the
           Company's Current Report on Form 8-K dated December 29, 1986.)

 4(g).     Interest Rate Swap Agreement, dated as of October 20, 1989, by and between the
           Company and Salomon Brothers Holding Company Inc. (Incorporated by reference to
           Exhibit 4(q) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1990.)

 4(h).     Interest Rate Cap Agreement, dated October 20, 1997, between the Company and
           Morgan Guaranty Trust Company of New York. (Incorporated by reference to Exhibit
           4(f) to the Company's Quarterly Report for the quarterly period ended October
           31, 1997.)

 4(i).     Interest Rate Cap Agreement, dated January 13, 1998, between the Company and
           Morgan Guaranty Trust Company of New York. (Incorporated by reference to Exhibit
           4(h) to the Company's Annual Report on Form 10-K for the fiscal year ended
           January 31, 1998.)

 4(j).     Grid Promissory Note, dated October 17, 1997, between the Company and Lyon Short
           Term Funding Corp. (Incorporated by reference to Exhibit 4(g) to the Company's
           Quarterly Report for the quarterly period ended October 31, 1997.)

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

 4(o).     Indenture by and between the Company and First Interstate Bank of Nevada, N.A.,
           as Trustee with respect to the Company's 6 3/4% Senior Subordinated Notes due
           2003 and its 7 5/8% Senior Subordinated Debentures due 2013. (Incorporated by
           reference to Exhibit 4(a) to the Company's Current Report on Form 8-K dated July
           21, 1993.)

 4(p).     Indenture, dated February 1, 1996, by and between the Company and First
           Interstate Bank of Nevada, N.A., as Trustee. (Incorporated by reference to
           Exhibit 4(b) to the Company's Current Report on Form 8-K dated January 29,
           1996.)

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

 4(s).     Supplemental Indenture, dated as of November 15, 1996, to an indenture dated
           February 1, 1996, by and between the Company and Wells Fargo Bank (Colorado),
           N.A., as Trustee, with respect to the Company's 6.70% Senior Notes due November
           15, 2096. (Incorporated by reference to Exhibit 4(c) to the Company's Quarterly
           Report on Form 10-Q for the quarterly period ended October 31, 1996.)

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

 4(w).     7.0% Senior Notes due February 15, 2036, in the principal amount of
           $150,000,000. (Incorporated by reference to Exhibit 4(g) to the Company's
           Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1996.)

 4(x).     Instrument of Joinder, dated May 31, 1998, by Mandalay Corp., pursuant to the
           Subsidiary Guaranty dated as of May 23, 1997, with respect to the Amended and
           Restated $2.0 Billion Loan Agreement, in favor of Bank of America National Trust and Savings Association, as administrative agent for the Banks. (Incorporated by reference to Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q for the
           quarterly period ended July 31, 1998.)

 4(y).     Indenture dated November 20, 1998, by and between the Company and The Bank of
           New York, as Trustee. (Incorporated by reference to Exhibit 4(a) to the
           Company's Quarterly Report on Form 10-Q for the quarterly period ended October
           31, 1998.)

 4(z).     Supplemental Indenture, dated November 20, 1998, by and between the Company and
           The Bank of New York, as Trustee, with respect to the Company's 9 1/4% Senior
           Subordinated Notes due December 1, 2005. (Incorporated by reference to Exhibit
           4(b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998.)

 4(aa).    9 1/4% Senior Subordinated Notes due December 1, 2005 in the principal amount of
           $275,000,000. (Incorporated by reference to Exhibit 4(c) to the Company's
           Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998.)

10(a).   * 1983 Nonqualified Stock Option Plan of the Company. (Incorporated by reference to Exhibit 10(d) to the Company's Registration Statement (No. 2-85794) on Form
           S-1.)

10(b).   * 1983 Incentive Stock Option Plan of the Company. (Incorporated by reference to
           Exhibit 10(e) to the Company's Registration Statement (No. 2-85794) on Form
           S-1.)

10(c).   * Amendment to Circus Circus Enterprises, Inc. 1983 Incentive Stock Option Plan.
           (Incorporated by reference to Exhibit 4(a) to the Company's Registration
           Statement (No. 2-91950) on Form S-8.)

10(d).   * Amended and Restated 1989 Stock Option Plan of the Company. (Incorporated by
           reference to Exhibit 10 to the Post Effective Amendment No. 4 to the Company's
           Registration Statement (No. 33-39215) on Form S-8.)

10(e).   * Amended and Restated 1991 Stock Incentive Plan of the Company. (Incorporated by
           reference to Exhibit 10 to the Post Effective Amendment No. 3 to the Company's
           Registration Statement (No. 33-56420) on Form S-8.)

10(f).   * Amended and Restated 1993 Stock Option Plan of the Company. (Incorporated by
           reference to Exhibit 10 to the Post Effective Amendment No. 2 to the Company's
           Registration Statement (No. 33-53303) on Form S-8.)

10(g).   * 1995 Special Stock Option Plan and Forms of Nonqualified Stock Option
           Certificate and Agreement. (Incorporated by reference to Exhibit 10(gg) to the
           Company's Annual Report on Form 10-K for the fiscal year ended January 31,
           1995.)

10(h).   * 1998 Stock Option Plan. (Incorporated by reference to Exhibit 4(g) to the
           Company's Registration Statement (No. 333-51073) on Form S-8.)

10(i).     1999 Non-employee Directors Stock Option Plan.

10(j).   * Circus Circus Enterprises, Inc. Executive Compensation Insurance Plan.
           (Incorporated by reference to Exhibit 10(i) to the Company's Annual Report on
           Form 10-K for the fiscal year ended January 31, 1992.)

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

10(n).     Tenth Amendment and Restatement of the Circus Circus Employees' Profit Sharing
           and Investment Plan. (Incorporated by reference to Exhibit 4(e) to Post
           Effective Amendment No. 7 to the Company's Registration Statement (No. 33-18278)
           on Form S-8.)

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

10(x).     Agreement and Plan of Merger, dated March 19, 1995, by and among the Company and
           M.S.E. Investments, Incorporated, Last Chance Investments, Incorporated, Gold
           Strike Investments, Incorporated, Diamond Gold, Inc., Gold Strike Aviation,
           Incorporated, Gold Strike Finance Company, Inc., Oasis Development Company,
           Inc., Michael S. Ensign, William A. Richardson, David R. Belding, Peter A. Simon
           II and Robert J. Verchota. (Incorporated by reference to Exhibit 10(ee) to the
           Company's Annual Report on Form 10-K for the fiscal year ended January 31,
           1995.)

10(y).     First Amendment to Agreement and Plan of Merger, dated May 30, 1995, by and among the Company and M.S.E. Investments, Incorporated, Last Chance Investments,
           Incorporated, Goldstrike Investments, Incorporated, Diamond Gold, Inc., Gold
           Strike Aviation, Incorporated, Goldstrike Finance Company, Inc., Oasis
           Development Company, Inc., Michael S. Ensign, William A. Richardson, David R.
           Belding, Peter A. Simon II and Robert J. Verchota. (Incorporated by reference to
           Exhibit 99.2 of the Schedule 13D of Michael S. Ensign relating to the Company's
           Common Stock, filed on June 12, 1995.)

10(z).     Exchange Agreement, dated March 19, 1995, by and among the Company and New Way,
           Inc., a wholly owned subsidiary of the Company, Glenn W. Schaeffer, Gregg H.
           Solomon, Antonio C. Alamo, Anthony Korfman and William Ensign. (Incorporated by
           reference to Exhibit 10(ff) to the Company's Annual Report on Form 10-K for the
           fiscal year ended January 31, 1995.)

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

10(bb).    Registration Rights Agreement, dated as of June 1, 1995, by and among the
           Company and Michael S. Ensign, William A. Richardson, David R. Belding, Peter A.
           Simon II, Glenn W. Schaeffer, Gregg H. Solomon, Antonio C. Alamo, Anthony
           Korfman, William Ensign and Robert J. Verchota. (Incorporated by reference to
           Exhibit 99.5 of the Schedule 13D of Michael S. Ensign, relating to the Company's
           Common Stock, filed on June 12, 1995.)

10(cc).    Standstill Agreement, dated as of June 1, 1995, by and among the Company and
           Michael S. Ensign, William A. Richardson, David R. Belding, Peter A. Simon II
           and Glenn W. Schaeffer. (Incorporated by reference to Exhibit 99.4 of the
           Schedule 13D of Michael S. Ensign, relating to the Company's Common Stock, filed on June 12, 1995.)

10(dd).    Amendment No. 1 to Standstill Agreement, effective April 16, 1996, by and among the Company and Michael S. Ensign, William A. Richardson, David R. Belding,
           Peter A. Simon II and Glenn W. Schaeffer. (Incorporated by reference to Exhibit
           99.7 of Amendment No. 2 to the Schedule 13D of Michael S. Ensign, relating to the Company's Common Stock, filed on September 5, 1996.)

10(ee).  * Executive Officer Annual Bonus Plan. (Incorporated by reference to Exhibit
           10(hh) to the Company's Annual Report on Form 10-K for the fiscal year ended
           January 31, 1995.)

10(ff).  * Amendment and Restatement of Employment Agreement dated November 1, 1997, by and between the Company and Clyde Turner. (Incorporated by reference to Exhibit
           10(ee) to the Company's Annual Report on Form 10-K for the fiscal year ended
           January 31, 1998.)

10(gg).  * Agreement and Release dated January 17, 1998, by and between the Company and
           Clyde Turner. (Incorporated by reference to Exhibit 10(ff) to the Company's
           Annual Report on Form 10-K for the fiscal year ended January 31, 1998.)
10(hh).*   Amendment and Restatement of Employment Agreement dated November 1, 1997, by and between the Company and Michael S. Ensign. (Incorporated by reference to Exhibit
           10(gg) to the Company's Annual Report on Form 10-K for the fiscal year ended
           January 31, 1998.)

10(ii).*   Amendment and Restatement of Employment Agreement dated November 1, 1997, by and between the Company and Glenn W. Schaeffer. (Incorporated by reference to
           Exhibit 10(hh) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.)

10(jj).*   Amendment and Restatement of Employment Agreement dated November 1, 1997, by and between the Company and William A. Richardson. (Incorporated by reference to
           Exhibit 10(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.)

10(kk).*   Amendment and Restatement of Employment Agreement dated November 1, 1997, by and between the Company and Antonio C. Alamo. (Incorporated by reference to Exhibit
           10(kk) to the Company's Annual Report on Form 10-K for the fiscal year ended
           January 31, 1998.)

10(ll).*   Amendment and Restatement of Employment Agreement dated November 1, 1997, by and between the Company and Gregg H. Solomon. (Incorporated by reference to Exhibit
           10(ll) to the Company's Annual Report on Form 10-K for the fiscal year ended
           January 31, 1998.)

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

10(pp).    Amendment dated June 1, 1995 to the Joint Venture Agreement between Nevada
           Landing Partnership and RBG, J.P. (Incorporated by reference to Exhibit 10(j) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July
           31, 1995.)

10(qq).    Amendment dated February 28, 1996 to the Joint Venture Agreement between Nevada
           Landing Partnership and RBG, L.P. (Incorporated by reference to Exhibit 10(ww)
           to the Company's Annual Report on Form 10-K for the fiscal year ended January
           31, 1996.)

10(rr).    Reducing Revolving Loan Agreement, dated as of December 21, 1994, among Victoria
           Partners, each bank party thereto, The Long-Term Credit Bank of Japan, Ltd., Los
           Angeles Agency, and Societe Generale, as Co-agents, and Bank of America National
           Trust and Savings Association, as Administrative Agent (without Schedules or
           Exhibits) (the "Victoria Partners Loan Agreement"). (Incorporated by reference to Exhibit 99.2 to Amendment No. 1 on Form 8-K/A to the Current Report on Form
           8-K dated December 9, 1994 of Mirage Resorts, Incorporated. Commission File No.
           1-6697.) (Incorporated by reference to Exhibit 10(ww) to the Company's Annual
           Report on Form 10-K for the fiscal year ended January 31, 1996.)

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

10(fff).   Operating Agreement, dated October 7, 1997, by and between Circus Circus
           Michigan, Inc. and Atwater Casino Group, L.L.C. (Incorporated by reference to
           Exhibit 10(a) to the Company's Quarterly Report for the quarterly period ended
           October 31, 1997.)

10(ggg).   Amended and Restated Development Agreement, dated as of April 9, 1998, by and among Detroit Entertainment, L.L.C., the City of Detroit and the Economic
           Development Corporation of the City of Detroit for the City of Detroit Casino
           Development Project. (Incorporated by reference to Exhibit 10(a) to the
           Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31,
           1998.)

10(hhh).   First Amendment to the Amended and Restated Development Agreement, dated as of
           April 9, 1998, by and among Detroit Entertainments, L.L.C., the City of Detroit and the Economic Development Corporation of the City of Detroit for the City of
           Detroit Casino Development Project. (Incorporated by reference to Exhibit 10(b)
           to the Company's Quarterly Report on Form 10-Q for the quarterly period ended
           July 31, 1998.)

10(iii).   Hotel Pre-opening Services Agreement, dated as of January 1, 1997, by and among the Company and Four Seasons Hotels Limited. (Incorporated by reference to
           Exhibit 10(kkk) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.)

10(jjj).   Hotel Management Agreement, dated as of March 10, 1998, by and among the
           Company, Mandalay Corp. and Four Seasons Hotel Limited. (Incorporated by
           reference to Exhibit 10(lll) to the Company's Annual Report on Form 10-K for the
           fiscal year ended January 31, 1998.)

10(kkk).   Hotel License Agreement, dated as of March 10, 1998, by and among Mandalay Corp.
           and Four Seasons Hotel Limited. (Incorporated by reference to Exhibit 10(mmm) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31,
           1998.)

10(lll).   Lease Intended As Security, dated October 30, 1998, among Circus Circus Leasing,
           Inc., as lessee; the Company, as guarantor; First Security Bank, National
           Association, as Trustee, the Banks named therein and Bank of America National
           Trust and Savings Association, as administrative agent for the Banks.
           (Incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on
           Form 10-Q for the quarterly period ended October 31, 1998.)

10(mmm).   Guaranty, dated October 30, 1998, by the Company in favor of First Security
           Bank, National Association, as Trustee, and the Banks named therein.
           (Incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on
           Form 10-Q for the quarterly period ended October 31, 1998.)

10(nnn).*  Circus Circus Enterprises, Inc. Supplemental Executive Retirement Plan.
           (Incorporated by reference to Exhibit 10(c) to the Company's Quarterly Report on
           Form 10-Q for the quarterly period ended October 31, 1998.)

13.        Portions of the Annual Report to Stockholders for the Year Ended January 31,
           1999 specifically incorporated by reference as part of this Report.

21.        Subsidiaries of the Company.

23.        Consent of Arthur Andersen LLP.

27.        Financial Data Schedule for the year ended January 31, 1999 as required under
           EDGAR.

------------------------

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

    (b) During the fourth quarter of the fiscal year ended January 31, 1999, the Company filed no Current Report on Form 8-K.

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

                                                CIRCUS CIRCUS ENTERPRISES, INC.

Dated: April 30, 1999                           By:                /s/ MICHAEL S. ENSIGN
                                                           ------------------------------------
                                                                    Michael S. Ensign,
                                                                   CHAIRMAN OF THE BOARD

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chairman of the Board,
    /s/ MICHAEL S. ENSIGN         Chief Executive Officer
------------------------------    and Chief Operating         April 30, 1999
      Michael S. Ensign           Officer (Principal
                                  Executive Officer)

  /s/ WILLIAM A. RICHARDSON
------------------------------  Vice Chairman of the Board    April 30, 1999
    William A. Richardson

                                President, Chief Financial
     /s/ GLENN SCHAEFFER          Officer, Treasurer and
------------------------------    Director (Principal         April 30, 1999
       Glenn Schaeffer            Financial Officer)

                                Vice President and Chief
        /s/ LES MARTIN            Accounting Officer
------------------------------    (Principal Accounting       April 30, 1999
          Les Martin              Officer)

    /s/ WILLIAM E. BANNEN
------------------------------  Director                      April 30, 1999
      William E. Bannen

     /s/ ARTHUR H. BILGER
------------------------------  Director                      April 30, 1999
       Arthur H. Bilger

   /s/ ROSE MCKINNEY-JAMES
------------------------------  Director                      April 30, 1999
     Rose McKinney-James

     /s/ MICHAEL D. MCKEE
------------------------------  Director                      April 30, 1999
       Michael D. McKee

      /s/ DONNA B. MORE
------------------------------  Director                      April 30, 1999
        Donna B. More

                               INDEX TO EXHIBITS
                                   FORM 10-K
                               FISCAL YEAR ENDED
                                JANUARY 31, 1999

  EXHIBIT
  NUMBER
-----------
      3(ii)  Restated Bylaws of the Company dated April 30, 1999.

     10(i).  1999 Non-employee Directors Stock Option Plan.

      13.    Portions of the Annual Report to Stockholders for the Year Ended January 31, 1999 specifically incorporated by reference as part of this Report.

      21.    Subsidiaries of the Company.

      23.    Consent of Arthur Andersen LLP.

      27.    Financial Data Schedule for the year ended January 31, 1999 as required under EDGAR.