Form 10-Q
period 1999-04-30
CIRCUS CIRCUS ENTERPRISES INC
filed 1999-06-14
CIK 725549

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

                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1999

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

            3950 LAS VEGAS BOULEVARD SOUTH, LAS VEGAS, NEVADA 89119

                    (Address of principal executive offices)

                                 (702) 632-6700

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

                CLASS                          OUTSTANDING AT MAY 31, 1999
   Common Stock, $.01 2/3 par value                 90,858,088 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX

                                                                       PAGE NO.
                                                                       --------
Part I. FINANCIAL INFORMATION

  Item 1. Financial Statements:

         Condensed Consolidated Balance Sheets at April 30, 1999
           (Unaudited) and January 31, 1999..........................     3-4

         Condensed Consolidated Statements of Income (Unaudited) for
           the Three Months Ended April 30, 1999 and 1998............     5-6

         Condensed Consolidated Statements of Cash Flows (Unaudited)
           for the Three Months Ended April 30, 1999 and 1998........       7

         Notes to Condensed Consolidated Financial Statements
           (Unaudited)...............................................    8-15

  Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................   16-22

  Item 3. Quantitative and Qualitative Disclosures About Market
           Risks.....................................................      22

Part II. OTHER INFORMATION...........................................      23

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                     ASSETS

                                               APRIL 30,          JANUARY 31,
                                                 1999                1999
                                            ---------------     ---------------
                                              (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents.............      $      90,558       $      81,389
  Receivables...........................             56,771              26,136
  Inventories...........................             27,402              24,270
  Prepaid expenses and other............             31,027              29,483
                                            ---------------     ---------------
        Total current assets............            205,758             161,278

PROPERTY, EQUIPMENT AND LEASEHOLD
  INTERESTS, at cost, less accumulated
  depreciation and amortization of
  $772,799 and $733,967, respectively...          3,173,544           3,000,822

EXCESS OF PURCHASE PRICE OVER FAIR
  MARKET value of net assets acquired,
  net...................................            364,511             367,076

NOTES RECEIVABLE........................             17,758              10,895

INVESTMENTS IN UNCONSOLIDATED
  AFFILIATES............................            265,155             271,707

OTHER ASSETS............................             42,257              57,929
                                            ---------------     ---------------
        Total Assets....................      $   4,068,983       $   3,869,707
                                            ---------------     ---------------
                                            ---------------     ---------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                             APRIL 30,        JANUARY 31,
                                               1999              1999
                                          ---------------   ---------------
                                            (UNAUDITED)
CURRENT LIABILITIES:
  Current portion of long-term debt.....    $       3,001     $       3,481
  Accounts payable--trade...............           32,361            23,745
  Accounts payable--construction........           50,809            75,030
  Accrued liabilities...................          153,362           129,317
                                          ---------------   ---------------
        Total current liabilities.......          239,533           231,573

LONG-TERM DEBT..........................        2,463,836         2,259,149

DEFERRED INCOME TAX.....................          198,386           200,376

OTHER LONG-TERM LIABILITIES.............           21,578            20,981
                                          ---------------   ---------------
        Total liabilities...............        2,923,333         2,712,079

STOCKHOLDERS' EQUITY:

  Common stock, $.01 2/3 par value
    Authorized--450,000,000 shares
    Issued--113,634,013 and 113,622,508
      shares............................            1,894             1,894

  Preferred stock, $.01 par value
    Authorized--75,000,000 shares.......               --                --

  Additional paid-in capital............          559,070           558,935

  Retained earnings.....................        1,154,614         1,159,469

  Treasury stock (23,375,925 and
    22,959,425 shares), at cost.........         (569,928)         (562,670)
                                          ---------------   ---------------
        Total stockholders' equity......        1,145,650         1,157,628
                                          ---------------   ---------------
        Total Liabilities and
          Stockholders' Equity..........    $   4,068,983     $   3,869,707
                                          ---------------   ---------------
                                          ---------------   ---------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED APRIL
                                                                  30,
                                                        ------------------------
                                                           1999         1998
                                                        -----------  -----------
REVENUES:.............................................
  Casino..............................................  $   216,815  $   168,417
  Rooms...............................................      130,610       87,799
  Food and beverage...................................       81,355       60,089
  Other...............................................       50,953       37,984
  Earnings of unconsolidated affiliates...............       21,994       22,051
                                                        -----------  -----------
                                                            501,727      376,340
  Less-complimentary allowances.......................      (30,468)     (19,378)
                                                        -----------  -----------
                                                            471,259      356,962
                                                        -----------  -----------
COSTS AND EXPENSES:
  Casino..............................................      110,519       84,069
  Rooms...............................................       41,965       31,422
  Food and beverage...................................       64,134       51,094
  Other operating expenses............................       34,599       24,097
  General and administrative..........................       73,308       65,127
  Depreciation and amortization.......................       41,090       33,966
  Operating lease rent................................        2,415           --
  Preopening expenses.................................       33,610           --
                                                        -----------  -----------
                                                            401,640      289,775
                                                        -----------  -----------
OPERATING PROFIT BEFORE CORPORATE EXPENSE.............       69,619       67,187

CORPORATE EXPENSE.....................................        7,120        6,128
                                                        -----------  -----------
INCOME FROM OPERATIONS................................       62,499       61,059
                                                        -----------  -----------
OTHER INCOME (EXPENSE):
  Interest, dividend and other income.................          522          920
  Interest income and guarantee fees from
    unconsolidated affiliate..........................          715          798
  Interest expense....................................      (33,507)     (23,823)
  Interest expense from unconsolidated affiliates.....       (2,802)      (3,160)
                                                        -----------  -----------
                                                            (35,072)     (25,265)
                                                        -----------  -----------
INCOME BEFORE PROVISION FOR INCOME TAX................       27,427       35,794

  Provision for income tax............................       10,288       14,187
                                                        -----------  -----------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE................................       17,139       21,607

  Cumulative effect of change in accounting principle
    for preopening expenses, net of tax benefit of
    $11,843...........................................      (21,994)          --
                                                        -----------  -----------
NET (LOSS) INCOME.....................................  $    (4,855) $    21,607
                                                        -----------  -----------
                                                        -----------  -----------

                CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED APRIL
                                                                  30,
                                                        ------------------------
                                                           1999         1998
                                                        -----------  -----------
BASIC EARNINGS PER SHARE
  Income before cumulative effect of change in
    accounting principle..............................  $      0.19  $      0.23
                                                        -----------  -----------
                                                        -----------  -----------
  Cumulative effect of change in accounting
    principle.........................................  $     (0.24) $        --
                                                        -----------  -----------
                                                        -----------  -----------
  Net (loss) income per share.........................  $     (0.05) $      0.23
                                                        -----------  -----------
                                                        -----------  -----------
DILUTED EARNINGS PER SHARE
  Income before cumulative effect of change in
    accounting principle..............................  $      0.19  $      0.23
                                                        -----------  -----------
                                                        -----------  -----------
  Cumulative effect of change in accounting
    principle.........................................  $     (0.24) $        --
                                                        -----------  -----------
                                                        -----------  -----------
  Net (loss) income per share.........................  $     (0.05) $      0.23
                                                        -----------  -----------
                                                        -----------  -----------
  Average shares outstanding--basic...................   90,540,287   95,122,726
                                                        -----------  -----------
                                                        -----------  -----------
  Average shares outstanding--diluted.................   91,583,038   95,294,160
                                                        -----------  -----------
                                                        -----------  -----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                                 APRIL 30,
                                                            --------------------
                                                              1999       1998
                                                            ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income.......................................  $  (4,855) $  21,607
  Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
    Depreciation and amortization.........................     43,262     35,983
    Gain on disposition of fixed assets...................        (19)      (422)
    (Increase) decrease in other current assets...........    (35,311)    12,744
    Decrease in other noncurrent assets...................     15,703        671
    Increase in interest payable..........................     13,658      5,060
    Increase in other current liabilities.................     19,004      7,314
    Increase (decrease) in deferred income tax............     (1,990)     1,811
    Decrease in other noncurrent liabilities..............        (16)       (16)
    Unconsolidated affiliates' distributions in excess of
      earnings (earnings in excess of distributions)......      8,602     (9,050)
                                                            ---------  ---------
    Total adjustments.....................................     62,893     54,095
                                                            ---------  ---------
        Net cash provided by operating activities.........     58,038     75,702
                                                            ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures....................................   (213,547)  (184,379)
  Increase (decrease) in construction payable.............    (24,221)    10,969
  Increase in investments in unconsolidated affiliates....     (2,155)    (1,510)
  Proceeds from sale of equipment and other assets........        251        528
  (Increase) decrease in notes receivable.................     (6,863)        61
                                                            ---------  ---------
        Net cash used in investing activities.............   (246,535)  (174,331)
                                                            ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net effect on cash of issuances and payments of debt
    with original maturities of three months or less......    204,515    251,434
  Issuances of debt with original maturities in excess of
    three months..........................................        480     21,736
  Principal payments of debt with original maturities
    in excess of three months.............................       (819)  (159,015)
  Exercise of stock options and warrants..................        135        219
  Purchases of treasury stock.............................     (7,258)        --
  Other...................................................        613       (720)
                                                            ---------  ---------
        Net cash provided by financing activities.........    197,666    113,654
                                                            ---------  ---------
Net increase in cash and cash equivalents.................      9,169     15,025
Cash and cash equivalents at beginning of period..........     81,389     58,631
                                                            ---------  ---------
Cash and cash equivalents at end of period................  $  90,558  $  73,656
                                                            ---------  ---------
                                                            ---------  ---------
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
  Interest (net of amount capitalized)....................  $  18,946  $  18,125
  Income tax..............................................  $     110  $     120

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     (ALL INFORMATION FOR THE THREE MONTHS ENDED APRIL 30, 1999 AND 1998 IS
                                  UNAUDITED.)

(1) PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION--

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

    The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. The results for the three month period are not necessarily indicative of results to be expected for the full fiscal year.

    Certain reclassifications have been made to the financial statements for the three months ended April 30, 1998 to conform to the financial statement presentation for the three months ended April 30, 1999. These reclassifications have no effect on net income.

    These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1999.

                CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

     (ALL INFORMATION FOR THE THREE MONTHS ENDED APRIL 30, 1999 AND 1998 IS
                                  UNAUDITED.)

(2) LONG-TERM DEBT--

    Long-term debt consists of the following (in thousands):

                                               APRIL 30,          JANUARY 31,
                                                 1999                1999
                                            ---------------     ---------------
                                              (UNAUDITED)
Amounts due under bank credit agreement
  at floating interest rates, weighted
  average of 5.8% and 6.0%..............      $   1,335,000       $   1,130,000
Amounts due under corporate debt program
  at floating interest rates, weighted
  average of 5.6% and 5.7%..............             50,000              50,000
9 1/4% Senior Subordinated Notes due
  2005..................................            275,000             275,000
6.45% Senior Notes due 2006 (net of
  unamortized discount of $297 and
  $308).................................            199,703             199,692
7 5/8% Senior Subordinated Debentures
  due 2013..............................            150,000             150,000
6 3/4% Senior Subordinated Notes due
  2003 (net of unamortized discount of
  $67 and $71)..........................            149,933             149,929
7.0% Debentures due 2036 (net of
  unamortized discount of $129 and
  $133).................................            149,871             149,867
6.70% Debentures due 2096 (net of
  unamortized discount of $219 and
  $231).................................            149,781             149,769
Other notes.............................              7,549               8,373
                                            ---------------     ---------------
                                                  2,466,837           2,262,630
Less--current portion...................             (3,001)             (3,481)
                                            ---------------     ---------------
                                              $   2,463,836       $   2,259,149
                                            ---------------     ---------------
                                            ---------------     ---------------

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

    In May 1997, the Company renegotiated its $1.5 billion unsecured credit facility, dated January 29, 1996. This agreement was replaced by a new $2.0 billion unsecured credit facility which matures on July 31, 2002 (the "Facility"). The maturity date may be extended for an unlimited number of one-year periods with the consent of the bank group. The Facility contains financial covenants regarding senior and total debt and new venture capital expenditures and investments. The Facility is for general corporate purposes. The Company incurs commitment fees (currently 17.5 basis points) on the unused portion of the Facility. As of April 30, 1999, the Company had $1.3 billion outstanding under the Facility. At such date, the Company also had $50 million issued under the corporate debt program thus reducing, by that amount, the credit available under the Facility for purposes other than repayment of such indebtedness.

    In November 1998, the Company issued $275 million principal amount of 9 1/4% Senior Subordinated Notes due December 2005 (the "9 1/4% Notes"), with interest payable each June and December. The 9 1/4%

                CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

     (ALL INFORMATION FOR THE THREE MONTHS ENDED APRIL 30, 1999 AND 1998 IS
                                  UNAUDITED.)

(2) LONG-TERM DEBT--(CONTINUED)
Notes are redeemable at the option of the Company, in whole, at 100% of the principal amount plus a make-whole premium at any time prior to December 1, 2002. A portion of the 9 1/4% Notes are also redeemable at the option of the Company prior to December 1, 2001 with the proceeds of a public offering of equity securities. The 9 1/4% Notes are also redeemable at the option of the Company beginning December 1, 2002 at prices declining annually to 100% on or after December 2004. The 9 1/4% Notes are not subject to any sinking fund requirements. The net proceeds from this offering were used to repay borrowings under the Company's credit facility.

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

    The Company has entered into various interest rate swaps, principally with its bank group, to manage interest expense, which is subject to fluctuation due to the variable-rate nature of the debt under the Company's corporate debt program. The Company has interest rate swap agreements under which it pays a

                CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

     (ALL INFORMATION FOR THE THREE MONTHS ENDED APRIL 30, 1999 AND 1998 IS
                                  UNAUDITED.)

(2) LONG-TERM DEBT--(CONTINUED)
fixed interest rate (weighted average of approximately 6.2%) and receives a variable interest rate (weighted average of approximately 5.0% at April 30, 1999) on $175 million notional amount of "initial" swaps, and pays a variable interest rate of approximately 5.1% at April 30, 1999, and receives a fixed interest rate of approximately 8.2% on $30 million notional amount of a "reversing" swap. The net effect of all such swaps resulted in additional interest expense, due to an interest rate differential which, at April 30, 1999, was approximately 0.6% on the total notional amount of the swaps. Two of the initial swaps with a combined notional amount of $150 million provide that the swaps will terminate two business days after any date on which three-month LIBOR is set at or above 9% on or after October 15, 2000 for $100 million notional amount, and on or after January 15, 2001 for $50 million notional amount. These swaps otherwise terminate in fiscal 2008. The remaining initial swap of $25 million terminates in fiscal 2000 while the reversing swap expires in fiscal 2002.

    As of April 30, 1999, under its most restrictive loan covenants, the Company was restricted as to the purchase of its own capital stock in excess of $403 million and was restricted from issuing additional debt in excess of approximately $620 million.

(3) LEASE FACILITY--

    On October 30, 1998, the Company entered into an operating lease with a group of financial institutions (the "Lease Facility") pursuant to which it may lease up to $200 million of equipment. The lease term consists of an interim term commencing on the delivery date and ending June 30, 1999, plus a base term of two years. On January 28, 1999, the Company leased $100 million of equipment at Mandalay Bay pursuant to the Lease Facility and permanently reduced the commitment under its bank credit facility by the amount of the lease financing, thus reducing the commitment under the credit facility to $1.9 billion. An additional $75 million was drawn under the Lease Facility in April and May 1999, thus further reducing the commitment under the bank credit facility to $1.825 billion.

(4) STOCK OPTIONS--

    The Company has various stock option plans for executive, managerial and supervisory personnel as well as the Company's outside directors and consultants. The plans permit grants of options relating to the Company's common stock and one of the plans also permits grants of the Company's common stock as performance share and restricted stock awards. The only awards granted pursuant to such plans through April 30, 1999 are stock options, which are generally exercisable in one or more installments beginning not less than six months after the grant date.

                CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

     (ALL INFORMATION FOR THE THREE MONTHS ENDED APRIL 30, 1999 AND 1998 IS
                                  UNAUDITED.)

(4) STOCK OPTIONS--(CONTINUED)
    Summarized information for stock options granted pursuant to the Company's plans is as follows:

                                                             THREE MONTHS ENDED
                                                               APRIL 30, 1999
                                                             -------------------
                                                                        WEIGHTED
                                                                        AVERAGE
                                                                        EXERCISE
                                                              OPTIONS    PRICE
                                                             ---------  --------
Outstanding at beginning of period.........................  3,896,674   $14.78
Granted....................................................  2,989,833    13.10
Exercised..................................................    (11,505)   11.75
Cancelled..................................................     (4,500)   25.88
                                                             ---------  --------
Outstanding at end of period...............................  6,870,502   $14.06
                                                             ---------  --------
                                                             ---------  --------
Options exercisable at end of period.......................  1,308,000   $21.28
  Options available for grant at end of period.............  2,063,898

(5) STOCK RELATED MATTERS--

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

    During the quarter ended April 30, 1999, the Company repurchased 416,500 shares of its common stock at a cost of $7.3 million.

    The Company is authorized to issue up to 75 million shares of $.01 par value preferred stock in one or more series having such respective terms, rights and preferences as are designated by the Board of Directors. No such preferred stock has yet been issued.

(6) EARNINGS PER SHARE--

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128--Earnings Per Share ("SFAS 128"). SFAS 128 is effective for periods ending after

                CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

     (ALL INFORMATION FOR THE THREE MONTHS ENDED APRIL 30, 1999 AND 1998 IS
                                  UNAUDITED.)

(6) EARNINGS PER SHARE--(CONTINUED)
December 15, 1997 and replaces earnings per share as previously reported with "basic", or undiluted earnings per share, and "diluted" earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period, while diluted earnings per share reflects the additional dilution for all potentially dilutive securities, such as stock options.

    The Company has adopted the provisions of SFAS 128 and all previously reported earnings per share amounts have been restated. The table below reconciles weighted average shares outstanding used to calculate basic earnings per share with the weighted shares outstanding used to calculate diluted earnings per share. There were no reconciling items for net income.

THREE MONTHS ENDED APRIL 30, (IN THOUSANDS, EXCEPT EARNINGS
  PER SHARE)                                                     1999     1998
--------------------------------------------------------------  -------  -------
Net income (loss).............................................  $(4,855) $21,607
                                                                -------  -------
                                                                -------  -------
Weighted average shares outstanding used in computation of
  basic earnings per share....................................   90,540   95,123
Stock options.................................................    1,043      171
                                                                -------  -------
Weighted average shares outstanding used in computation of
  diluted earnings per share..................................   91,583   95,294
                                                                -------  -------
                                                                -------  -------
Basic earnings per share......................................  $  (.05) $  0.23
                                                                -------  -------
                                                                -------  -------
Diluted earnings per share....................................  $  (.05) $  0.23
                                                                -------  -------
                                                                -------  -------

(7) INVESTMENTS IN UNCONSOLIDATED AFFILIATES--

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

                                               APRIL 30,          JANUARY 31,
                                                 1999                1999
                                            ---------------     ---------------
                                              (UNAUDITED)
Circus and Eldorado Joint Venture (50%)
  (Silver Legacy, Reno, Nevada).........      $    76,209         $    74,871
Elgin Riverboat Resort (50%) (Grand
  Victoria, Elgin, Illinois)............           39,137              42,461
Victoria Partners (50%) (Monte Carlo,
  Las Vegas, Nevada)....................          141,094             141,658
Detroit Entertainment (45%) (Proposed
  Hotel/Casino, Detroit, Michigan)......            8,715              12,717
                                            ---------------     ---------------
                                              $   265,155         $   271,707
                                            ---------------     ---------------
                                            ---------------     ---------------

                CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

     (ALL INFORMATION FOR THE THREE MONTHS ENDED APRIL 30, 1999 AND 1998 IS
                                  UNAUDITED.)

(7) INVESTMENTS IN UNCONSOLIDATED AFFILIATES--(CONTINUED)
    The above unconsolidated affiliates operate with fiscal years ending on December 31. Summarized results of operations of the unconsolidated affiliates are as follows (unaudited, in thousands):

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                                1999      1998
                                                              --------  --------
Revenues....................................................  $174,359  $163,513
Expenses....................................................   145,933   125,132
Operating income............................................    28,426    38,381
Net income..................................................    23,186    32,015

    Included in the above are revenues of the Grand Victoria of $67,581 and $64,994 for the three months ended March 31, 1999 and 1998. The property's operating margin during those periods was 24% and 27%, respectively.

(8) COMMITMENTS AND CONTINGENT LIABILITIES--

    The Company has formed a joint venture with the Detroit-based Atwater Casino Group to build, own and operate a hotel/casino in Detroit, Michigan. The Company will own a 45% equity interest in the proposed project and receive a management fee. The joint venture is one of three groups which negotiated development agreements with the city. These agreements were approved by the city council on April 9, 1998. The joint venture's ability to proceed with the proposed project is contingent upon the receipt of all necessary gaming approvals and satisfaction of other conditions. The joint venture is planning a $600 million project. The Company is expected to contribute 20% of this amount in the form of equity, and will seek project-specific financing for the balance. The development agreement provides that the Company will guarantee completion of the project and will enter into a keep-well guarantee with the city, pursuant to which the Company could be required to contribute additional funds, if and as needed, to continue operation of the project for a period of two years.

    The Company has issued letters of credit in an aggregate amount of $50 million for the benefit of Bank of America to back letters of credit in an aggregate amount of $50 milllion issued to secure payments of principle and interest on bonds issued by the Economic Development Corporation of the City of Detroit, the proceeds of which will be used to finance costs related to the acquisition of and other activities on the land on which the permanent casinos will be built.

    The Detroit joint venture has commenced construction of a temporary casino property in downtown Detroit. The property will contain approximately 75,000 square feet of gaming space, including approximately 2,600 slot machines and 130 table games, plus 5 restaurants and a 3,000-space parking facility. Construction is expected to be completed in September 1999. The cost of the temporary casino, including land and capitalized interest, is approximately $150 million. The joint venture will shortly complete a $150 million credit facility secured by the assets associated with the Detroit temporary casino. The Company will guaranty the credit facility subject to the release of the guaranty if certain performance measures are reached. The joint venture's ability to proceed with the temporary casino facility is contingent upon the receipt of all necessary gaming approvals and satisfaction of other customary conditions.

                CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

     (ALL INFORMATION FOR THE THREE MONTHS ENDED APRIL 30, 1999 AND 1998 IS
                                  UNAUDITED.)

(8) COMMITMENTS AND CONTINGENT LIABILITIES--(CONTINUED)
    The City of Detroit's Casino Development Competitive Selection Process ordinance has been challenged in a lawsuit brought by the Lac Vieux Band of Lake Superior Chippewa Indians. No assurance can be given regarding the timing and outcome of proceedings in this litigation. If the court determines that the Detroit ordinance is defective and that determination is upheld, this may have an impact upon the validity of the development agreement entered into between the joint venture and the City of Detroit which, in turn, could have an impact on the issuance of a certificate of suitability and a casino license to the joint venture.

    The Company is a defendant in various pending litigation. In management's opinion, the ultimate outcome of such litigation will not have a material effect on the results of operations or the financial position of the Company.

(9) RECENTLY ISSUED ACCOUNTING STANDARDS

    Effective February 1, 1999, the Company adopted Statement of Position No. 98-5 ("SOP 98-5") "Reporting on the Costs of Start-up Activities." SOP 98-5 requires that the costs of all start-up activities, as defined, be expensed as incurred. The Company previously capitalized preopening costs prior to the opening of a specific project and charged them to expense at the commencement of operations. As required by SOP 98-5, the Company wrote off $67.4 million in preopening costs associated with Mandalay Bay and the development of its Detroit and timeshare projects. This amount includes $33.6 million of costs incurred during the first quarter of fiscal 2000, and $33.8 million of costs incurred in the previous fiscal year. These previously capitalized costs are reflected, net of income tax benefit of $11.8 million, as a cumulative effect of a change in accounting principle for preopening expenses in the condensed consolidated statements of income.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative financial instruments. The provisions of SFAS No. 133 require that a company recognize derivatives as either assets or liabilities on its balance sheet and that the instrument be valued at its fair value. The statement also defines the criteria and conditions which govern the recognition of subsequent changes in the fair value of the instrument as either balance sheet or income statement events. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this pronouncement to materially impact its results of operations or financial position.

                CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

                             RESULTS OF OPERATIONS

EARNINGS PER SHARE

    For the quarter ended April 30, 1999, the Company reported a net loss of $4.9 million, or $.05 per share, versus net income of $21.6 million, or $.23 per share, in the prior year. Earnings per share before the write-off of $67.4 million of preopening expenses relating to Mandalay Bay, the Four Seasons at Mandalay Bay, the Company's project in Detroit and its timeshare project in Las Vegas were $.43 versus $.23 last year. This increase in earnings was due primarily to the opening of Mandalay Bay on March 2, 1999 and improved operating results at the Company's core Las Vegas properties.

    The preopening expenses mentioned above were reflected in two categories. Those expenses incurred prior to January 31, 1999 were treated as a cumulative effect of a change in accounting principle and those incurred subsequent January 31, 1999 were expensed as incurred. See Note 9 of Notes to Condensed Consolidated Financial Statements for a further explanation of the accounting for preopening expenses.

REVENUES

    Revenues for the Company increased $114.3 million, or 32%, versus the prior year. All of the Company's wholly owned properties produced higher overall revenues during the first quarter. The overall increase is primarily attributable to four properties. Mandalay Bay opened on March 2, 1999 and generated $80.5 million of revenues in its 59 days of operation. Gold Strike-Tunica's revenues increased $9.2 million, or 37%, due primarily to operation of the new 1,100-room hotel tower for the entire quarter in the current year versus only a partial quarter a year ago. Increases in room and occupancy rates drove up overall revenue at Circus Circus-Las Vegas by $6.6 million, or 12%, and at Luxor by $6.5 million, or 8%.

INCOME FROM OPERATIONS (EXCLUDING PREOPENING EXPENSES AND OTHER NONRECURRING
  ITEMS)

    For the quarter ended April 30, 1999, income from operations rose $35.1 million, or 57%, from the prior year. The Company's composite operating margin was 20.4% versus 17.1% in the prior year quarter. A discussion of operating results by market follows.

    LAS VEGAS

    The Company's Las Vegas properties posted an overall increase in operating income of $28.1 million, or 63%. The largest contributor to the increase was Mandalay Bay, which generated $11.7 million of operating income in approximately two months of operation. All of the existing properties produced significant increases in operating income led by Luxor, whose operating income rose $7.7 million, or 63%. The increase at Luxor was due primarily to a $14 increase in the revenue per available room, offset by a 5% decrease in casino revenue that was due primarily to an unusually low hold percentage on table games in the month of February. Circus Circus-Las Vegas increased $5.6 million, or 94%, due to a combination of higher room rates and a 4% increase in casino revenues. Excalibur increased $2.1 million, or 12%, due to a combination of higher room rates, higher hotel occupancy and a 6% increase in casino revenues.

    RENO

    In Reno, the Company's combined operating income (Circus Circus-Reno plus the Company's 50% interest in Silver Legacy) declined $.5 million, or 10%, versus the year ago quarter. Reno is the host to national bowling tournaments two out of every three years, and this year the city was without a tournament. The absence of a bowling tournament was partially offset by better weather conditions compared to the prior year, when travel in and out of the area was difficult. Although the Company owns 50% of Silver Legacy, it currently receives approximately two-thirds of Silver Legacy's operating income as a priority return on its investment. Based upon current projections, the Company anticipates that this priority return will continue approximately two years beyond fiscal 1999, but will gradually decrease from the current two-thirds allocation to a 50% allocation.

    LAUGHLIN

    The Company's two properties in Laughlin, Colorado Belle and Edgewater, posted a combined increase in operating income of $1.6 million, or 22%. This marks the fourth consecutive quarter in which the Laughlin properties have posted positive comparisons from the prior year. The increases have stemmed from a combination of increased visitor counts to Laughlin and additional casino marketing efforts which have resulted in increased market share.

    OTHER MARKETS

    In Tunica County, Mississippi, operating income at Gold Strike rose $4.2 million, an almost four-fold increase over the prior year. The addition of a 1,100-room hotel tower and an extensive remodeling of the property, which were completed during the first quarter last year, drove the increase in operating income.

    The contribution from Grand Victoria (a 50%-owned riverboat casino in Elgin, Illinois) increased $.6 million, or 8%, as the introduction of credit play in the casino during the quarter contributed to increased revenues and operating income.

INTEREST EXPENSE

    For the three months ended April 30, 1999, interest expense (excluding joint venture interest expense and before capitalized interest) rose $10.2 million to $41.2 million. The increase was due primarily to higher average borrowings (approximately $2.4 billion in the current quarter against approximately $1.9 billion last year) related to the construction cost incurred to complete Mandalay Bay and core components of Masterplan Mile. Capitalized interest was $7.7 million for the quarter ended April 30, 1999 versus $7.1 million in the year-ago quarter. Long-term debt at April 30, 1999 stood at nearly $2.5 billion compared to $1.9 billion at April 30, 1998.

    The Company also recorded interest expense related to joint venture projects of $2.8 million in the quarter ended April 30, 1999 compared to $3.2 million in the previous year. This reflects the Company's 50% share of the interest expense of Silver Legacy and Monte Carlo.

INCOME TAX

    For the three months ended April 30, 1999, the Company's effective tax rate was 37.5% compared with 39.6% for the three months ended April 30, 1998. These rates reflect the corporate statutory rate of 35% plus the effect of various nondeductible expenses, including the amortization of goodwill associated with the acquisition of Gold Strike Resorts.

FINANCIAL POSITION AND CAPITAL RESOURCES

    The Company had cash and cash equivalents of $90.6 million at April 30, 1999, representing normal daily operating requirements. The Company's pretax cash flow from operations, before preopening expenses and rent (see "Lease Facility" below), was $141.8 million for the three months ended April 30, 1999 versus $97.0 million in the prior year, an increase of 46%. In this context, pretax cash flow from operations is defined as the Company's income from operations plus noncash operating expenses (primarily depreciation and amortization). The Company used its cash flow to fund the construction of Mandalay Bay and other miscellaneous construction projects.

CAPITAL SPENDING

    Capital expenditures for the quarter ended April 30, 1999 were $213.5 million, of which $124.1 million related to the construction of Mandalay Bay, $39.7 million related to the construction of the convention center and arena, $18.9 million related to the construction of the monorail and $4.8 million related to room renovation at Excalibur.

LONG-TERM DEBT

    In May 1997, the Company amended its unsecured credit facility with its bank group, increasing the size of the facility from $1.5 billion to $2.0 billion at more favorable terms and pricing (see Note 2 of Notes to Condensed Consolidated Financial Statements). In order to allow for increased borrowing capacity during the construction of Mandalay Bay, the credit facility was further amended in May 1998 to provide a more liberal test for total indebtedness during such period and a new leverage test for senior debt. The Company also has a commercial paper program, pursuant to which it may utilize up to $1 billion of its borrowing capacity under the credit facility to issue commercial paper. As of April 30, 1999, the Company had aggregate borrowings of $1.3 billion outstanding under the credit facility and an additional $50 million outstanding under its corporate debt program.

LEASE FACILITY

    On October 30, 1998, the Company entered into an operating lease with a group of financial institutions (the "Lease Facility") pursuant to which it may lease up to $200 million of equipment. The lease term consists of an interim term commencing on the delivery date and ending June 30, 1999, plus a base term of two years. On January 28, 1999, the Company leased $100 million of equipment at Mandalay Bay pursuant to the Lease Facility and permanently reduced the commitment under its bank credit facility by the amount of the lease financing, thus reducing the commitment under the credit facility to $1.9 billion. An additional $75 million was drawn under the Lease Facility in April and May 1999, thus further reducing the commitment under the bank credit facility to $1.825 billion.

JOINT VENTURES

    In July 1995, Silver Legacy, a 50/50 joint venture with the Eldorado Hotel/Casino, opened in downtown Reno, Nevada. As a condition of the joint venture's $230 million bank credit agreement, the Company is obligated under a make-well agreement to make additional contributions to the joint venture as may be necessary to maintain a minimum coverage ratio (as defined).

NEW PROJECTS

    On March 2, 1999, the Company opened Mandalay Bay, a 43-story, hotel/casino resort in Las Vegas, Nevada. The resort includes approximately 3,700 rooms and 135,000 square feet of gaming space and is situated on approximately 60 acres of land just south of Luxor. Mandalay Bay's attractions include an 11-acre tropical lagoon featuring a sand-and-surf beach, a three-quarter-mile lazy river ride, a 30,000-square-foot spa and other entertainment attractions. Inside, Mandalay Bay offers internationally renowned restaurants; a House of Blues nightclub and restaurant, including its signature Foundation Room sited on Mandalay Bay's rooftop; and 100 "music-themed" hotel rooms in Mandalay Bay's tower.

    Four Seasons operates approximately 400 rooms at Mandalay Bay, providing Las Vegas visitors with a luxury "five-star" hospitality experience. The Four Seasons Hotel, which is owned by the Company and managed by Four Seasons, represents the first step in the Company's cooperative effort with Four Seasons to identify strategic opportunities for development of hotel and casino properties worldwide. The total cost of Mandalay Bay, including the Four Seasons Hotel and including leased equipment, but excluding land, capitalized interest and preopening expenses, is estimated at approximately $950 million.

    During construction, Mandalay Bay's hotel tower experienced settling in excess of the level contemplated in the building's original design. The settling was greater in some portions of the structure than others. The Company retained geotechnical, structural engineering and foundation consultants who evaluated the situation and recommended remedial measures, which have been completed. These remedial measures will be evaluated over a period of time to determine if any further measures will be required.

    As part of its development plan for Masterplan Mile, the Company is constructing various core components of Masterplan Mile which will be cross-marketed to guests at the Company's existing and future hotel/casinos within Masterplan Mile. These components include a 125,000-square-foot convention facility (which opened March 12) and a 12,000-seat arena (which opened April 10). The total cost of the convention facility and arena (excluding land, capitalized interest and preopening expenses) was approximately $115 million, of which $112.6 million had been incurred as of April 30, 1999. Additional core components include a monorail system (which opened April 10) linking the Company resorts Masterplan Mile, as well as a Sea of Predators aquarium exhibit, which is currently under construction and is expected to open in Spring 2000. The cost of the monorail (excluding land, capitalized interest and preopening expenses) was approximately $35 million, of which $34.3 million had been incurred as of April 30, 1999. The estimated cost of the aquarium (excluding land, capitalized interest and preopening expenses) is approximately $35 million, of which $5.8 million had been incurred as of April 30, 1999. The Company may add other core components to its development plan for Masterplan Mile in the future.

    The Company has formed a joint venture with the Detroit-based Atwater Casino Group to build, own and operate a hotel/casino in Detroit, Michigan. The Company will own a 45% equity interest in the proposed project and receive a management fee. The joint venture is one of three groups which negotiated development agreements with the city. These agreements were approved by the city council on April 9, 1998. The joint venture's ability to proceed with the proposed project is contingent upon the receipt of all necessary gaming approvals and satisfaction of other conditions. The joint venture is planning a $600 million project. The Company is expected to contribute 20% of this amount in the form of equity, and will seek project-specific financing for the balance. The development agreement provides that the Company will guarantee completion of the project and will enter into a keep-well guarantee with the city, pursuant to which the Company could be required to contribute additional funds, if and as needed, to continue operation of the project for a period of two years.

    The Company has issued letters of credit in an aggregate amount of $50 million for the benefit of Bank of America to back letters of credit in an aggregate amount of $50 milllion issued to secure payments of principle and interest on bonds issued by the Economic Development Corporation of the City of Detroit, the proceeds of which will be used to finance costs related to the acquisition of and other activities on the land on which the permanent casinos will be built.

    The Detroit joint venture has commenced construction of a temporary casino property in downtown Detroit. The property will contain approximately 75,000 square feet of gaming space, including approximately 2,600 slot machines and 130 table games, plus 5 restaurants and a 3,000-space parking facility. Construction is expected to be completed in September 1999. The cost of the temporary casino, including land and capitalized interest, is approximately $150 million. The joint venture has arranged a $150 million credit facility secured by the assets associated with the Detroit temporary casino. The Company will guaranty the credit facility subject to the release of the guaranty if certain performance measures are reached. The joint venture's ability to proceed with the temporary casino facility is contingent upon the receipt of all necessary gaming approvals and satisfaction of other customary conditions.

    The City of Detroit's Casino Development Competitive Selection Process ordinance has been challenged in a lawsuit brought by the Lac Vieux Band of Lake Superior Chippewa Indians. No assurance can be given regarding the timing and outcome of proceedings in this litigation. If the court determines that the Detroit ordinance is defective and that determination is upheld, this may have an impact upon the validity of the development agreement entered into between the joint venture and the City of Detroit which, in turn, could have an impact on the issuance of a certificate of suitability and a casino license to the joint venture.

    The Company has announced that it plans to develop a hotel/casino resort on the Mississippi Gulf Coast at the north end of the Bay of St. Louis, near the DeLisle exit on Interstate 10. It is currently anticipated that the resort will include approximately 1,500 rooms and will involve an investment of approximately $225 million. The Company has received all necessary approvals to commence development. However, these approvals have been challenged in federal court, and the Company anticipates that the design and construction of this project will begin only after satisfactory resolution of all legal actions. Present plans call for Circus to own 90% of the resort, with a partner contributing land (up to 500 acres) in exchange for the remaining 10% interest.

LIQUIDITY

    The Company believes that--through the combination of its operating cash flows, credit facility and ability to raise additional funds through debt or equity markets--it has sufficient capital resources to meet all of its existing cash obligations, fund its capital commitments on the projects under way and strategically repurchase shares of the Company's common stock. As of April 30, 1999, under its most restrictive loan covenant, the Company could issue additional debt of approximately $620 million, and was restricted as to the purchase of its own capital stock in excess of $403 million. The Company's Board of Directors recently authorized a share repurchase program for up to 15% of the outstanding shares, as market conditions and other factors warrant. This authorization replaces a former 15% authorization that was utilized over a four-year span.

YEAR 2000 READINESS DISCLOSURE

    BACKGROUND

    In the past, many computer software programs were written using two digits rather than four to define the applicable year. As a result, information technology ("IT"), such as date-sensitive computer software, as well as non-IT systems (such as equipment containing microcontrollers or other embedded technology) may recognize a date using "00" as the year 1900 rather than the year 2000. This is generally referred to as the Year 2000 issue. If the year is recognized incorrectly, the potential exists for computer system failures or miscalculations by computer programs, which could disrupt operations.

    RISK FACTORS

    Date-sensitive IT and non-IT systems and equipment are utilized throughout the Company's wholly owned properties and its joint venture properties. Consequently, the Company is exposed to the risk that Year 2000 problems could disrupt operations at the affected properties and have a material adverse impact upon the Company's operating results.

    The Company is also exposed to the risk of possible failure of IT and non-IT systems external to the Company's operations ("external risk factors"). These external risk factors arise from the fact that the Company's operations, like those of most businesses, are dependent upon numerous other private and public entities. While such risk factors are not the responsibility of the Company and their remediation is beyond the Company's control, we are attempting to monitor these risks and form contingency plans as warranted. As a result of the external risk factors, the Company may be materially and adversely impacted even if its own IT and non-IT systems and equipment are Year 2000-compliant. The most significant of these factors are as follows:

    - One or more of the Company's suppliers or its joint ventures' suppliers could experience Year 2000 problems that impact their ability to provide goods and services. The Company believes that such a disruption would have a limited impact due to the availability of alternative suppliers.

    - One or more of the Company's utility providers (of electric, natural gas, water, sewer, garbage collection and similar services) could experience Year 2000 problems that impact their ability to provide their services. Furthermore, the Company could be adversely impacted if utility services were significantly disrupted in any of its key customer markets (e.g., southern California), as this could alter the customary flow of visitors from the affected market.

    - Airline service to and from the principal markets in which the Company operates could be disrupted by Year 2000 problems, which would limit the ability of potential customers to visit our properties.

    - The possible disruption of banking services due to Year 2000 problems could impair the Company's daily financial transactions, including the deposit of monies and processing of checks. Furthermore, credit card processing and customers' access to cash via automated teller machines could also be disrupted.

    The Company is developing contingency plans to address the identified risks. However, given the nature of many of the external risk factors, the Company does not believe viable alternatives would be available. For example, the Company cannot develop a meaningful contingency plan to address a disruption in airline service. Consequently, the occurrence of any of the aforementioned disruptions could, depending upon their severity and duration, have a material adverse impact on operating results.

    APPROACH

    The Company has established a task force to coordinate its response to the Year 2000. This task force, which reports to the Audit Committee of the Board of Directors, includes the Company's Chief Accounting Officer, the Chief Internal Auditor, the Director of Information Services, as well as support staff. Previously, the Company engaged an outside consultant who helped establish a program for dealing with the Year 2000 issue. The Company is now implementing this program at its wholly owned properties and at its joint venture properties. The program consists of the following phases:

Phase 1 Compile an inventory of IT and non-IT systems that may be sensitive to the Year 2000 problem.

Phase 2 Identify which of these systems are critical, and prioritize them; identify third parties with whom the Company does significant business (e.g., vendors) and inquire as to the state of their Year 2000 readiness.

Phase 3  Analyze critical systems to determine which ones are not Year
         2000-compliant, and evaluate the costs to repair or replace them.

Phase 4 Repair or replace noncompliant critical systems; test those systems for which information about Year 2000 compliance has not been received or for which information has been received but not confirmed.

    STATUS

    Phases 1 and 2 are substantially complete, though the Company has not received all responses from significant third parties about their Year 2000 readiness. Phases 3 and 4 are ongoing and will continue into the third fiscal quarter. It is the Company's goal to have this project substantially completed by the end of that quarter. Based upon the analysis conducted to date, the Company believes that all of the critical systems at its wholly owned and joint venture properties are currently compliant or will be compliant by the end of the third fiscal quarter. To date, the most significant Year 2000 requirement that has been identified is the need to replace older personal computers whose systems are not Year 2000 compatible.

    COSTS

    The Company currently estimates that the total cost to the Company of making its systems and those of its joint venture properties Year 2000 compliant will be in the range of $5 to $10 million, of which approximately $4.0 million had been incurred as of April 30, 1999. Most of this cost relates to the acquisition of new computer hardware to replace noncompliant personal computers and the purchase of new software to replace noncompliant software. These costs are being capitalized and the equipment and software depreciated over their expected useful lives. To the extent existing hardware or software is replaced, the Company will recognize a loss currently for the undepreciated balance. This loss is included in the above cost estimate. Furthermore, all costs related to software modification, as well as all costs associated with the Company's administration of its Year 2000 project, are being expensed as incurred and are likewise included in the cost estimate above.

                CIRCUS CIRCUS ENTERPRISES, INC. AND SUBSIDIARIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    As of April 30, 1999 there were no material changes to the information incorporated by reference in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999.

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

                                        CIRCUS CIRCUS ENTERPRISES, INC.
                                 ---------------------------------------------
                                                 (Registrant)

Date: June 11, 1999             By              /s/ GLENN SCHAEFFER
                                     -----------------------------------------
                                                  Glenn Schaeffer
                                       PRESIDENT, CHIEF FINANCIAL OFFICER AND
                                                     TREASURER

                               INDEX TO EXHIBITS

EXHIBIT
 NO.                               DESCRIPTION
----- ----------------------------------------------------------------------
10(a) Conveyance Agreement, dated April 29, 1999, by and among the City of
        Detroit, the Economic Development Corporation of the City of Detroit
        and Detroit Entertainment, L.L.C.

27. Financial Data Schedule for the three months ended April 30, 1999 as required under EDGAR.