Form 10-Q
period 1999-07-31
MANDALAY RESORT GROUP
filed 1999-09-14
CIK 725549

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
  SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________________ TO ______________________

                     COMMISSION FILE NUMBER ____1-8570____

                            ------------------------

                             MANDALAY RESORT GROUP

             (Exact name of registrant as specified in its charter)

                    NEVADA                                       88-0121916
       (State or other jurisdiction of              (I.R.S. employer identification no.)
        incorporation or organization)

            3950 LAS VEGAS BOULEVARD SOUTH, LAS VEGAS, NEVADA 89119

                    (Address of principal executive offices)

                                 (702) 632-6700
              (Registrant's telephone number, including area code)

                 FORMER NAME:  CIRCUS CIRCUS ENTERPRISES, INC.

   (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                             Outstanding at August 31, 1999

      COMMON STOCK, $.01-2/3 PAR VALUE                       90,591,833 SHARES

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     MANDALAY RESORT GROUP AND SUBSIDIARIES
                                   FORM 10-Q
                                     INDEX

                                                                                                           PAGE NO.
                                                                                                          -----------
Part I. FINANCIAL INFORMATION

   Item 1. Financial Statements:

          Condensed Consolidated Balance Sheets at July 31, 1999 (Unaudited) and January 31, 1999.......         3-4

          Condensed Consolidated Statements of Income (Unaudited) for the Three and Six Months Ended
        July 31, 1999 and 1998..........................................................................         5-6

          Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended July 31,
        1999 and 1998...................................................................................           7

          Notes to Condensed Consolidated Financial Statements (Unaudited)..............................        8-15

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations........       16-23

   Item 3. Quantitative and Qualitative Disclosures About Market Risks..................................          23

Part II. OTHER INFORMATION

   Item 4. Submission of Matters to a Vote of Security Holders..........................................          24

   Item 6. Exhibits and Reports on Form 8-K.............................................................          25

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                     MANDALAY RESORT GROUP AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                                      JANUARY 31,
                                                                                                          1999
                                                                                          JULY 31,    ------------
                                                                                            1999
                                                                                        ------------
                                                                                        (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents...........................................................  $     97,680  $     81,389
  Receivables.........................................................................        70,918        26,136
  Inventories.........................................................................        28,299        24,270
  Prepaid expenses and other..........................................................        38,890        29,483
                                                                                        ------------  ------------
      Total current assets............................................................       235,787       161,278

PROPERTY, EQUIPMENT AND LEASEHOLD INTERESTS,
  at cost, less accumulated depreciation
  and amortization of $815,662 and $733,967, respectively.............................     3,193,766     3,000,822

EXCESS OF PURCHASE PRICE OVER FAIR MARKET
  value of net assets acquired, net...................................................       361,946       367,076

NOTES RECEIVABLE......................................................................           747        10,895

INVESTMENTS IN UNCONSOLIDATED AFFILIATES..............................................       266,871       271,707

OTHER ASSETS..........................................................................        43,168        57,929
                                                                                        ------------  ------------
      Total Assets....................................................................  $  4,102,285  $  3,869,707
                                                                                        ------------  ------------
                                                                                        ------------  ------------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     MANDALAY RESORT GROUP AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                      JANUARY 31,
                                                                                                          1999
                                                                                          JULY 31,    ------------
                                                                                            1999
                                                                                        ------------
                                                                                        (UNAUDITED)
CURRENT LIABILITIES:
  Current portion of long-term debt...................................................  $      1,890  $      3,481
  Accounts payable--trade.............................................................        34,869        23,745
  Accounts payable--construction......................................................        44,558        75,030
  Accrued liabilities.................................................................       158,854       129,317
                                                                                        ------------  ------------
    Total current liabilities.........................................................       240,171       231,573
LONG-TERM DEBT........................................................................     2,458,838     2,259,149
DEFERRED INCOME TAX...................................................................       201,542       200,376
OTHER LONG-TERM LIABILITIES...........................................................        21,657        20,981
                                                                                        ------------  ------------
    Total liabilities.................................................................     2,922,208     2,712,079
                                                                                        ------------  ------------
STOCKHOLDERS' EQUITY:
  Common stock, $.01-2/3 par value
    Authorized--450,000,000 shares
    Issued--113,634,013 and 113,622,508 shares........................................         1,894         1,894
  Preferred stock, $.01 par value
    Authorized--75,000,000 shares.....................................................            --            --
  Additional paid-in capital..........................................................       564,356       558,935
  Retained earnings...................................................................     1,178,245     1,159,469
  Treasury stock (22,850,725 and 22,959,425 shares), at cost..........................      (564,418)     (562,670)
                                                                                        ------------  ------------
    Total stockholders' equity........................................................     1,180,077     1,157,628
                                                                                        ------------  ------------
    Total Liabilities and Stockholders' Equity........................................  $  4,102,285  $  3,869,707
                                                                                        ------------  ------------
                                                                                        ------------  ------------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     MANDALAY RESORT GROUP AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

                                                              THREE MONTH                    SIX MONTHS
                                                             ENDED JULY 31,                ENDED JULY 31,
                                                      ----------------------------  ----------------------------
                                                          1999           1998           1999           1998
                                                      -------------  -------------  -------------  -------------
REVENUES:
  Casino............................................  $     234,633  $     181,101  $     451,448  $     349,518
  Rooms.............................................        133,000         88,830        263,610        176,629
  Food and beverage.................................         89,666         64,473        171,021        124,562
  Other.............................................         66,694         51,362        117,647         89,346
  Earnings of unconsolidated affiliates.............         25,151         20,186         47,145         42,237
                                                      -------------  -------------  -------------  -------------
                                                            549,144        405,952      1,050,871        782,292
  Less-complimentary allowances.....................        (32,963)       (21,291)       (63,431)       (40,669)
                                                      -------------  -------------  -------------  -------------
                                                            516,181        384,661        987,440        741,623
                                                      -------------  -------------  -------------  -------------
COSTS AND EXPENSES:
  Casino............................................        124,996         92,919        235,515        176,988
  Rooms.............................................         48,960         33,043         90,925         64,465
  Food and beverage.................................         71,733         54,526        135,867        105,620
  Other operating expenses..........................         42,733         27,656         77,332         51,753
  General and administrative........................         85,929         67,943        159,237        133,070
  Depreciation and amortization.....................         46,461         34,405         87,551         68,371
  Operating lease rent..............................          3,639             --          6,054             --
  Preopening expenses...............................          4,270             --         37,880             --
                                                      -------------  -------------  -------------  -------------
                                                            428,721        310,492        830,361        600,267
                                                      -------------  -------------  -------------  -------------
OPERATING PROFIT BEFORE CORPORATE EXPENSE...........         87,460         74,169        157,079        141,356
CORPORATE EXPENSE...................................          8,330          8,064         15,450         14,192
                                                      -------------  -------------  -------------  -------------
INCOME FROM OPERATIONS..............................         79,130         66,105        141,629        127,164
                                                      -------------  -------------  -------------  -------------
OTHER INCOME (EXPENSE):
  Interest, dividend and other income...............            660            609          1,182          1,529
  Guarantee fees from unconsolidated affiliate......            716            797          1,431          1,595
  Interest expense..................................        (41,452)       (24,297)       (74,959)       (48,120)
  Interest expense from unconsolidated affiliates...         (2,793)        (3,171)        (5,595)        (6,331)
                                                      -------------  -------------  -------------  -------------
                                                            (42,869)       (26,062)       (77,941)       (51,327)
                                                      -------------  -------------  -------------  -------------
INCOME BEFORE PROVISION FOR INCOME TAX..............         36,261         40,043         63,688         75,837
  Provision for income tax..........................         12,630         14,758         22,918         28,945
                                                      -------------  -------------  -------------  -------------
INCOME BEFORE CUMULATIVE
  EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE..............................         23,631         25,285         40,770         46,892

                     MANDALAY RESORT GROUP AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

                                                              THREE MONTH                    SIX MONTHS
                                                             ENDED JULY 31,                ENDED JULY 31,
                                                      ----------------------------  ----------------------------
                                                          1999           1998           1999           1998
                                                      -------------  -------------  -------------  -------------
  Cumulative effect of change in accounting
    principle for preopening expenses, net of tax
    benefit of $11,843..............................             --             --        (21,994)            --
                                                      -------------  -------------  -------------  -------------
NET INCOME..........................................  $      23,631  $      25,285  $      18,776  $      46,892
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
BASIC EARNINGS PER SHARE:
  Income before cumulative effect of change in
    accounting principle............................  $         .26  $         .27  $         .45  $         .49
  Cumulative effect of change in accounting
    principle.......................................  $          --  $          --  $        (.24) $          --
                                                      -------------  -------------  -------------  -------------
  Net income per share..............................  $         .26  $         .27  $         .21  $         .49
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
DILUTED EARNINGS PER SHARE:
  Income before cumulative effect of change in
    accounting principle............................  $         .26  $         .27  $         .44  $         .49
  Cumulative effect of change in accounting
    principle.......................................  $          --  $          --  $        (.24) $          --
                                                      -------------  -------------  -------------  -------------
  Net income per share..............................  $         .26  $         .27  $         .20  $         .49
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
Avg.shares outstanding-basic                             90,862,117     95,129,383     90,703,869     95,126,110
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
Avg.shares outstanding-diluted                           92,368,423     95,135,119     91,999,602     95,136,667
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     MANDALAY RESORT GROUP AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                 SIX MONTHS
                                                                                               ENDED JULY 31,
                                                                                           -----------------------
                                                                                              1999        1998
                                                                                           ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.............................................................................  $   18,776  $    46,892
                                                                                           ----------  -----------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization........................................................      91,896       72,667
    Gain on disposition of fixed assets..................................................         (48)        (195)
    (Increase) decrease in other current assets..........................................     (58,218)       7,536
    (Increase) decrease in other noncurrent assets.......................................      14,821       (6,150)
    Increase (decrease) in interest payable..............................................         (33)       6,432
    Increase in other current liabilities................................................      40,694       12,157
    Increase in deferred income tax......................................................       1,166        2,529
    Decrease in other noncurrent liabilities.............................................         (33)         (33)
    Unconsolidated affiliates' distributions in
      excess of earnings (earnings in excess of
      distributions).....................................................................       6,133       (4,800)
                                                                                           ----------  -----------
        Total adjustments................................................................      96,378       90,143
                                                                                           ----------  -----------
        Net cash provided by operating activities........................................     115,154      137,035
                                                                                           ----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...................................................................    (279,738)    (349,981)
  Decrease in construction payable.......................................................     (30,472)      (3,746)
  Increase in investments in unconsolidated
    affiliates...........................................................................      (1,504)      (3,780)
  Proceeds from sale of equipment and other assets.......................................         283          862
  Decrease in notes receivable...........................................................      10,148          122
                                                                                           ----------  -----------
        Net cash used in investing activities............................................    (301,283)    (356,523)
                                                                                           ----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net effect on cash of issuances and payments
    of debt with original maturities of
    three months or less.................................................................     198,404      410,133
  Issuances of debt with original maturities
    in excess of three months............................................................       1,590       22,329
  Principal payments of debt with original
    maturities in excess of three months.................................................      (1,958)    (191,631)
  Exercise of stock options and warrants.................................................      14,168          219
  Purchases of treasury stock............................................................     (10,493)          --
  Other..................................................................................         709       (1,216)
                                                                                           ----------  -----------
        Net cash provided by financing activities........................................     202,420      239,834
                                                                                           ----------  -----------
Net increase in cash and cash equivalents................................................      16,291       20,346
Cash and cash equivalents at beginning of period.........................................      81,389       58,631
                                                                                           ----------  -----------
Cash and cash equivalents at end of period...............................................  $   97,680  $    78,977
                                                                                           ----------  -----------
                                                                                           ----------  -----------
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
  Interest (net of amount capitalized)...................................................  $   73,185  $    40,413
  Income tax.............................................................................  $   29,215  $    16,170

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     MANDALAY RESORT GROUP AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (ALL INFORMATION FOR THE THREE AND SIX MONTHS ENDED JULY 31, 1999 AND 1998 IS
                                  UNAUDITED.)

(1) PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

    Mandalay Resort Group (the "Company"), which changed its name from Circus Circus Enterprises, Inc. effective June 18, 1999, was incorporated February 27, 1974. The Company owns and operates hotel and casino facilities in Las Vegas, Reno, Laughlin, Jean and Henderson, Nevada and a hotel and dockside casino in Tunica County, Mississippi. It is also an investor in several unconsolidated affiliates, with operations that include a riverboat casino in Elgin, Illinois, a hotel/casino in Reno, Nevada and a hotel/casino on the Las Vegas Strip.

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

    Certain reclassifications have been made to the financial statements for the three and six months ended July 31, 1998 to conform to the financial statement presentation for the three and six months ended July 31, 1999. These reclassifications have no effect on net income.

    These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1999.

(2) LONG-TERM DEBT

    Long-term debt consists of the following (in thousands):

                                                                                          JULY 31,    JANUARY 31,
                                                                                            1999          1999
                                                                                        ------------  ------------
                                                                                        (UNAUDITED)
Amounts due under bank credit agreement at floating interest rates, weighted average of 6.0%.............................................................................  $  1,330,000  $  1,130,000
Amounts due under corporate debt program at floating interest rates, weighted average
  of 5.6% and 5.7%....................................................................        50,000        50,000
9 1/4% Senior Subordinated Notes due 2005.............................................       275,000       275,000
6.45% Senior Notes due 2006 (net of unamortized discount of $286 and $308)............       199,714       199,692
7 5/8% Senior Subordinated Debentures due 2013........................................       150,000       150,000
6 3/4% Senior Subordinated Notes due 2003 (net of unamortized discount of $63 and
  $71)................................................................................       149,937       149,929
7.0% Debentures due 2036 (net of unamortized discount of $126 and $133)                      149,874       149,867
6.70% Debentures due 2096 (net of unamortized discount of $207 and $231)                     149,793       149,769
Other notes...........................................................................         6,410         8,373
                                                                                        ------------  ------------
                                                                                           2,460,728     2,262,630
Less--current portion.................................................................        (1,890)       (3,481)
                                                                                        ------------  ------------
                                                                                        $  2,458,838  $  2,259,149
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                     MANDALAY RESORT GROUP AND SUBSIDIARIES

 (ALL INFORMATION FOR THE THREE AND SIX MONTHS ENDED JULY 31, 1999 AND 1998 IS
                                  UNAUDITED.)

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

    In May 1997, the Company renegotiated its unsecured credit facility, replacing it with a new $2.0 billion unsecured credit facility which matures on July 31, 2002 (the "Facility"). The Facility was subsequently reduced to $1.8 billion, as described in Note 3. The maturity date may be extended for an unlimited number of one-year periods with the consent of the bank group. The Facility contains financial covenants regarding total debt and new venture capital expenditures and investments. The Facility is for general corporate purposes. The Company incurs commitment fees (currently 17.5 basis points) on the unused portion of the Facility. As of July 31, 1999, the Company had $1.3 billion outstanding under the Facility. At such date, the Company also had $50 million issued under the corporate debt program thus reducing, by that amount, the credit available under the Facility for purposes other than repayment of such indebtedness.

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

                     MANDALAY RESORT GROUP AND SUBSIDIARIES

 (ALL INFORMATION FOR THE THREE AND SIX MONTHS ENDED JULY 31, 1999 AND 1998 IS
                                  UNAUDITED.)

(2) LONG-TERM DEBT (CONTINUED)
    In July 1993, the Company issued $150 million principal amount of 6 3/4% Senior Subordinated Notes (the "6 3/4% Notes") due July 2003 and $150 million principal amount of 7 5/8% Senior Subordinated Debentures (the "7 5/8% Debentures") due July 2013, with interest payable each July and January. The
6 3/4% Notes, which were discounted to $149.8 million, and the 7 5/8% Debentures are not redeemable prior to maturity and are not subject to any sinking fund requirements. The net proceeds from these offerings were used primarily to repay borrowings under the Company's corporate debt program.

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

    The Company has entered into various interest rate swaps, principally with its bank group, to manage interest expense, which is subject to fluctuation due to the variable-rate nature of the debt under the Company's corporate debt program. The Company has interest rate swap agreements under which it pays a fixed interest rate (weighted average of approximately 6.2%) and receives a variable interest rate (weighted average of approximately 5.2% at July 31, 1999) on $175 million notional amount of "initial" swaps, and pays a variable interest rate of approximately 5.1% at July 31,1999, and receives a fixed interest rate of approximately 8.2% on $30 million notional amount of a "reversing" swap. The net effect of all such swaps resulted in additional interest expense, due to an interest rate differential which, at July 31, 1999, was approximately 0.4% on the total notional amount of the swaps. Two of the initial swaps with a combined notional amount of $150 million provide that the swaps will terminate two business days after any date on which three-month LIBOR is set at or above 9% on or after October 15, 2000 for $100 million notional amount, and on or after January 15, 2001 for $50 million notional amount. These swaps otherwise terminate in fiscal 2008. The remaining initial swap of $25 million terminates in fiscal 2000 while the reversing swap expires in fiscal 2002.

                     MANDALAY RESORT GROUP AND SUBSIDIARIES

 (ALL INFORMATION FOR THE THREE AND SIX MONTHS ENDED JULY 31, 1999 AND 1998 IS
                                  UNAUDITED.)

(2) LONG-TERM DEBT (CONTINUED)

    As of July 31, 1999, under its most restrictive loan covenants, the Company was restricted as to the purchase of its own capital stock in excess of $413 million and was restricted from issuing additional debt in excess of approximately $186 million.

(3) LEASE FACILITY

    On October 30, 1998, the Company entered into an operating lease with a group of financial institutions (the "Lease Facility") to permit the Company to lease up to $200 million of equipment. The lease term consists of an interim term commencing on the delivery date and ending June 30, 1999, plus a base term of two years. On January 28, 1999, the Company leased $100 million of equipment at Mandalay Bay pursuant to the Lease Facility and permanently reduced the commitment under its bank credit facility by the amount of the lease financing, thus reducing the commitment under the credit facility to $1.9 billion. An additional $100 million was drawn under the Lease Facility during the six months ended July 31, 1999 and the commitment under the bank credit facility was permanently reduced to $1.8 billion. The rent expense related to this lease facility is reported separately on the income statement as "operating lease rent".

(4) STOCK OPTIONS

    The Company has various stock option plans for executive, managerial and supervisory personnel as well as the Company's outside directors and consultants. The plans permit grants of options relating to the Company's common stock and one of the plans also permits grants of the Company's common stock as performance share and restricted stock awards. The only awards granted pursuant to such plans through July 31, 1999 are stock options, which are generally exercisable in one or more installments beginning not less than six months after the grant date.

    Summarized information for stock options granted pursuant to the Company's plans is as follows:

                                                                           SIX MONTHS ENDED
                                                                             JULY 31, 1999
                                                                       -------------------------
                                                                                      WEIGHTED
                                                                                       AVERAGE
                                                                                      EXERCISE
                                                                         OPTIONS        PRICE
                                                                       ------------  -----------
Outstanding at beginning of period...................................     3,892,674   $   14.77
Granted..............................................................     3,300,166       14.12
Exercised............................................................      (725,505)      19.53
Cancelled............................................................       (78,300)      13.72
                                                                       ------------  -----------
Outstanding at end of period.........................................     6,389,035   $   13.91
                                                                       ------------  -----------
                                                                       ------------  -----------
Options exercisable at end of period.................................     2,253,700   $   14.50
Options available for grant at end of period.........................     1,831,365

(5) STOCK RELATED MATTERS

    On July 14, 1994, the Company declared a dividend of one Common Stock Purchase Right (the "Rights") for each share of common stock outstanding at the close of business on August 15, 1994.

                     MANDALAY RESORT GROUP AND SUBSIDIARIES

 (ALL INFORMATION FOR THE THREE AND SIX MONTHS ENDED JULY 31, 1999 AND 1998 IS
                                  UNAUDITED.)

(5) STOCK RELATED MATTERS (CONTINUED)
Each Right entitles the holder to purchase from the Company one share of common stock at an exercise price of $125, subject to certain antidilution adjustments. The Rights generally become exercisable ten days after the earlier of an announcement that an individual or group has acquired 15% or more of the Company's outstanding common stock or the announcement of commencement of a tender offer for 15% or more of the Company's common stock.

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

    For the six months ended July 31, 1999, the Company repurchased 607,300 shares of its common stock at a cost of $10.5 million.

    The Company is authorized to issue up to 75 million shares of $.01 par value preferred stock in one or more series having such respective terms, rights and preferences as are designated by the Board of Directors. No such preferred stock has yet been issued.

(6) EARNINGS PER SHARE

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

    The Company has adopted the provisions of SFAS 128 and all previously reported earnings per share amounts have been restated. The table below reconciles weighted average shares outstanding

                     MANDALAY RESORT GROUP AND SUBSIDIARIES

 (ALL INFORMATION FOR THE THREE AND SIX MONTHS ENDED JULY 31, 1999 AND 1998 IS
                                  UNAUDITED.)

(6) EARNINGS PER SHARE (CONTINUED)
used to calculate basic earnings per share with the weighted shares outstanding used to calculate diluted earnings per share. There were no reconciling items for net income.

                                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                              JULY 31,              JULY 31,
                                                                        --------------------  --------------------
                                                                          1999       1998       1999       1998
                                                                        ---------  ---------  ---------  ---------

                                                                        (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
Net income............................................................  $  23,631  $  25,285  $  18,776  $  46,892
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Weighted average shares outstanding used in computation of basic
  earnings per share..................................................     90,862     95,129     90,704     95,126
Stock options.........................................................      1,506          6      1,296         11
                                                                        ---------  ---------  ---------  ---------
Weighted average shares outstanding used in computation of diluted
  earnings per share..................................................     92,368     95,135     92,000     95,137
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Basic earnings per share..............................................  $     .26  $     .27  $     .21  $     .49
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Diluted earnings per share............................................  $     .26  $     .27  $     .20  $     .49
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

(7) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

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

                                                                       JULY 31,    JANUARY 31,
                                                                         1999         1999
                                                                      -----------  -----------
                                                                      (UNAUDITED)
Circus and Eldorado Joint Venture (50%) (Silver Legacy, Reno,
  Nevada)...........................................................   $  81,441    $  74,871
Elgin Riverboat Resort (50%) (Grand Victoria, Elgin, Illinois)......      39,593       42,461
Victoria Partners (50%) (Monte Carlo, Las Vegas, Nevada)............     141,471      141,658
Detroit Entertainment (45%) (Proposed Hotel/Casino, Detroit,
  Michigan).........................................................       4,366       12,717
                                                                      -----------  -----------
                                                                       $ 266,871    $ 271,707
                                                                      -----------  -----------
                                                                      -----------  -----------

                     MANDALAY RESORT GROUP AND SUBSIDIARIES

 (ALL INFORMATION FOR THE THREE AND SIX MONTHS ENDED JULY 31, 1999 AND 1998 IS
                                  UNAUDITED.)

(7) INVESTMENTS IN UNCONSOLIDATED AFFILIATES (CONTINUED)
    The above unconsolidated affiliates operate with fiscal years ending on December 31. Summarized results of operations of the unconsolidated affiliates are as follows (unaudited, in thousands):

                                                                              SIX MONTHS
                                                                            ENDED JUNE 30,
                                                                        ----------------------
                                                                           1999        1998
                                                                        ----------  ----------
Revenues..............................................................  $  357,724  $  334,034
Expenses..............................................................     290,645     254,377
Operating income......................................................      67,079      79,657
Net income............................................................      56,584      67,433

    Included in the above are revenues of the Grand Victoria of $140,385 and $129,614 for the six months ended June 30, 1999 and 1998. The property's operating margin during those periods was 24% and 26%, respectively.

(8) COMMITMENTS AND CONTINGENT LIABILITIES

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

    The Company has issued letters of credit in an aggregate amount of $50 million for the benefit of Bank of America to back letters of credit in the same aggregate amount issued by Bank of America to secure payments of principal and interest on bonds issued by the Economic Development Corporation of the City of Detroit, the proceeds of which will be used to finance costs related to the acquisition of and other activities relating to the land on which the permanent casinos will be built.

    The Detroit joint venture has commenced construction of a temporary casino property in downtown Detroit. The property will contain approximately 75,000 square feet of gaming space, with approximately 2,600 slot machines and 130 table games, plus 5 restaurants and a 3,000-space parking facility. Construction is expected to be completed in September 1999. The cost of the temporary casino, including land and capitalized interest, is approximately $150 million. The joint venture has arranged a $150 million credit facility secured by the assets associated with the Detroit temporary casino. The Company has guaranteed the credit facility subject to the release of the guaranty if certain performance measures are reached. The joint venture's ability to proceed with the temporary casino facility is contingent upon the receipt of all necessary gaming approvals and satisfaction of other customary conditions.

                     MANDALAY RESORT GROUP AND SUBSIDIARIES

 (ALL INFORMATION FOR THE THREE AND SIX MONTHS ENDED JULY 31, 1999 AND 1998 IS
                                  UNAUDITED.)

(8) COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)
    The constitutionality of the Detroit Casino Competitive Selection Process and the Michigan Gaming Control and Revenue Act, which govern the selection and licensing of casino developers in the City of Detroit, has been challenged in separate federal court proceedings initiated by the Lac Vieux Band of Lake Superior Chippewa Indians and by Barden Detroit Casino, L.L.C. No assurance can be given regarding the timing and outcome of either proceeding. If the federal courts determine that either the Detroit Casino Competitive Selection Process or the Michigan Gaming Control and Revenue Act is defective and this determination is upheld, this may have an impact upon the validity of the Development Agreement entered into between the joint venture and the City of Detroit which, in turn, could have an impact on the issuance of a certificate of suitability and a casino license to the joint venture.

    The Company is a defendant in various pending litigation. In management's opinion, the ultimate outcome of such litigation will not have a material effect on the results of operations or the financial position of the Company.

(9) RECENTLY ISSUED ACCOUNTING STANDARDS

    Effective February 1, 1999, the Company adopted Statement of Position No. 98-5 ("SOP 98-5") "Reporting on the Costs of Start-up Activities." SOP 98-5 requires that the costs of all start-up activities, as defined, be expensed as incurred. The Company previously capitalized preopening costs prior to the opening of a specific project and charged them to expense at the commencement of operations. As required by SOP 98-5, the Company wrote off $71.7 million in preopening costs associated with Mandalay Bay and the development of its Detroit and timeshare projects. This amount includes $37.9 million of costs incurred during the first six months of fiscal 2000, and $33.8 million of costs incurred in the previous fiscal year. These previously capitalized costs are reflected, net of income tax benefit of $11.8 million, as a cumulative effect of a change in accounting principle for preopening expenses in the condensed consolidated statements of income.

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

                     MANDALAY RESORT GROUP AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

RESULTS OF OPERATIONS

EARNINGS PER SHARE

    For the quarter ended July 31, 1999, the Company reported net income of $23.6 million, or $.26 per share, versus $25.3 million, or $.27 per share in the prior year. For the six months, net income was $18.8 million, or $.20 per share, compared to $46.9 million, or $.49 per share, in the prior year.

    Results in the current quarter and six months include preopening expenses of $4.3 million and $71.7 million related to Mandalay Bay, the Four Seasons at Mandalay Bay, the Company's joint venture project in Detroit and a timeshare project in Las Vegas. (See "New Projects" for further information regarding the Detroit and timeshare projects.) Excluding preopening expenses, earnings per share in the three and six months ended July 31, 1999 were $.29 and $.71 compared to $.27 and $.49 a year ago. These increases were due primarily to Mandalay Bay, which opened March 2, 1999, as well as improved operating results at virtually all of the Company's other properties.

    The preopening expenses mentioned above were reflected in two categories. Those costs incurred prior to January 31, 1999 were treated as a cumulative effect of a change in accounting principle and expensed in the first quarter this year, while those costs incurred subsequent to January 31, 1999 were expensed as incurred. See Note 9 of Notes to Condensed Consolidated Financial Statements for a further explanation of the accounting for preopening expenses.

REVENUES

    Revenues for the Company increased $131.5 million, or 34%, for the three months ended July 31, 1999 and $245.8 million, or 33%, for the six months, versus the corresponding periods last year. All of the Company's wholly owned and joint venture properties generated higher revenues for both the second quarter and six months.

    The overall increase is attributable mostly to Mandalay Bay, which opened March 2, 1999 and produced revenues of $111.4 million in the quarter and $191.9 million in the six months.

    Also contributing was Gold Strike-Tunica, whose revenues increased $4.9 million in the quarter and $14.1 million year-to-date. The addition of 1,100 hotel rooms at this property in the first quarter of the prior year has provided a stronger base from which to market the property and spurred growth in operating results.

    The growth in revenues at the Company's other properties was driven by a combination of increased room and occupancy rates and increases in casino revenues. Furthermore, the Company's three joint venture properties (Grand Victoria, Silver Legacy and Monte Carlo) each produced a strong double-digit increase in its contribution to revenues. Recent legislation in Illinois permitting dockside gaming was a significant factor in the increase in revenues at Grand Victoria.

INCOME FROM OPERATIONS (EXCLUDING PREOPENING EXPENSES AND OTHER NONRECURRING
  ITEMS)

    For the quarter and six months ended July 31, 1999, income from operations rose $17.3 million, or 26%, and $52.3 million, or 41%, compared to the same periods a year ago. The Company's composite operating margin was 16.2% and 18.2% for the three and six months ended July 31, 1998 versus 17.2% and 17.1% for the comparable periods in the prior year. A discussion of operating results by market follows.

    LAS VEGAS

    The Company's Las Vegas properties posted an overall increase in income from operations of $9.2 million, or 20%, during the second quarter, and $37.3 million, or 42%, for the six months. The increase in both the three and six month periods was due to the opening of Mandalay Bay on March 2, as well as improved results at the Company's established properties, particularly Luxor, whose income from operations rose $4.0 million, or 30%, in the second quarter and $11.8 million, or 46%, year-to-date. The increases at Luxor were due to a combination of higher average room and occupancy rates and lower advertising and marketing expenses. In the prior year Luxor had initiated a new national advertising campaign to reintroduce the property after its substantial expansion and remodeling. Despite strong results, both Mandalay Bay and Luxor were negatively impacted by an unusually low hold percentage in table games in the three and six month periods.

    RENO

    In Reno, the Company's properties (Circus Circus-Reno and the 50%-owned Silver Legacy) generated combined income from operations of $3.7 million (up 35%) in the second quarter and $3.2 million (up 20%) in the six months. Circus Circus experienced growth in revenue per available room, while Silver Legacy experienced strong growth in casino revenues. Operating results have improved despite the absence of a major bowling tournament this year. Reno is the host to national bowling tournaments two out of every three years, and this year the city is without a tournament.

    Although the Company owns 50% of Silver Legacy, it currently records approximately two-thirds of Silver Legacy's operating income as a priority return on its investment. Based upon current projections, the Company anticipates that this priority return will continue approximately two years beyond fiscal 1999, but will gradually decrease from the current two-thirds allocation to a 50% allocation.

    LAUGHLIN

    Income from operations at the Company's two Laughlin properties, the Colorado Belle and the Edgewater, was virtually flat in the second quarter and up $1.5 million, or 12%, for the six months ended July 31, 1999 versus the previous year. Results in the second quarter were negatively impacted by additional health insurance costs stemming from an unexpected increase in catastrophic claims.

    RIVERBOAT MARKETS

    In Tunica County, Mississippi, income from operations at the Gold Strike rose 46% in the quarter, while for the six months, income from operations was up 110% to $11.6 million. The increases are the result of the addition of a 1,100-room hotel tower and extensive remodeling of the property that was completed during the first quarter of the prior year.

    Results at Grand Victoria (a 50%-owned riverboat casino in Elgin, Illinois) reflected a $1.9 million increase in the Company's share of income from operations for the second quarter and a $2.4 million increase for the six months. The advent of dockside gaming (now permitted under recent legislation in Illinois) was a key factor in the increase in operating results at Grand Victoria.

INTEREST EXPENSE

    For the three and six months ended July 31, 1999, interest expense (excluding joint venture interest expense and before capitalized interest) increased $9.0 million and $19.3 million versus the prior year periods. The increase was due principally to higher average borrowings related to the completion of construction of Mandalay Bay and the core components of Masterplan Mile. Average borrowings were approximately $2.5 billion for the current quarter and six months, compared against $2.0 billion and

$1.9 billion for the same periods last year. Capitalized interest was $1.8 million and $9.5 million for the three and six months ended July 31, 1999 versus $9.9 million and $17.0 million a year ago. Long-term debt at July 31, 1999 stood at $2.5 billion compared to $2.0 billion at July 31, 1998.

    The Company also recorded interest expense related to joint venture projects of $2.8 million and $5.6 million in the quarter and six months ended July 31, 1999 compared to $3.2 million and $6.3 million in the previous year. This reflects the Company's 50% share of the interest expense of Silver Legacy and Monte Carlo.

INCOME TAX

    For the three and six months ended July 31, 1999, the Company's effective tax rate was approximately 34.8% and 37.1%, compared with 36.9% and 38.2% for the same periods in the prior year. These rates reflect the corporate statutory rate of 35% plus the effect of various nondeductible expenses, including the amortization of goodwill associated with the acquisition of Gold Strike Resorts. The lower rate in the current year's second quarter is the result of a change in the Company's estimated effective tax rate for the year, which is currently expected to be in the range of 37-38%.

FINANCIAL POSITION AND CAPITAL RESOURCES

    The Company had cash and cash equivalents of $97.7 million at July 31, 1999, reflecting normal daily operating requirements. The Company's pretax cash flow from operations was $135.7 million and $277.4 million for the three and six months ended July 31, 1999 versus $102.8 million and $199.8 million for the same periods last year. In this context, pretax cash flow from operations is defined as the Company's income from operations plus noncash operating expenses (primarily depreciation and amortization). The Company used its cash flow primarily to fund completion of the construction of Mandalay Bay and the related Masterplan Mile components.

    CAPITAL SPENDING

    Capital expenditures for the quarter and six months ended July 31, 1999 were $66.2 million and $279.7 million. Of these amounts, $17.1 million and $136.3 million related to the construction of Mandalay Bay, $10.7 million and $48.9 million related to the construction of the convention center and arena at Mandalay Bay, $7.7 million and $26.6 million related to the construction of the monorail connecting Mandalay Bay, Luxor and Excalibur, $4.6 million and $9.5 million related to the room renovation at Excalibur, and $3.1 million and $6.9 million related to the construction of the Sea of Predators aquarium exhibit adjacent to Mandalay Bay.

    CREDIT FACILITY

    In order to allow for increased borrowing capacity during the construction of Mandalay Bay, the Company amended its unsecured credit facility with its bank group in May 1998 to provide a more liberal test for total indebtedness during such period and a new leverage test for senior debt. The facility, which currently permits borrowings in an aggregate amount of $1.8 billion, was amended in June 1999 to provide for a single leverage test for total indebtedness. The Company also has a commercial paper program, pursuant to which it may utilize up to $1 billion of its borrowing capacity under the credit facility to issue commercial paper. As of July 31, 1999, the Company had utilized $1.38 billion of its borrowing capacity under the credit facility.

    LEASE FACILITY

    On October 30, 1998, the Company entered into an operating lease with a group of financial institutions (the "Lease Facility") pursuant to which it may lease up to $200 million of equipment. The lease term consists of an interim term commencing on the delivery date and ending June 30, 1999, plus a base term of two years. On January 28, 1999, the Company leased $100 million of equipment at Mandalay Bay pursuant to the Lease Facility and permanently reduced the commitment under its bank credit facility by the amount of the lease financing, thus reducing the commitment under the credit facility to $1.9 billion. An additional $100 million was drawn under the Lease Facility in the six months ended July 31, 1999, thus further reducing the commitment under the bank credit facility to $1.8 billion.

    JOINT VENTURES

    In July 1995, Silver Legacy, a 50/50 joint venture with the Eldorado Hotel/Casino, opened in downtown Reno, Nevada. As a condition of the joint venture's $230 million bank credit agreement, the Company is obligated under a make-well agreement to make additional contributions to the joint venture as may be necessary to maintain a minimum coverage ratio (as defined).

    NEW PROJECTS

    On March 2, 1999, the Company opened Mandalay Bay, a 43-story, hotel/casino resort in Las Vegas, Nevada. The resort includes approximately 3,700 rooms and 135,000 square feet of gaming space and is situated on approximately 60 acres of land just south of Luxor. Mandalay Bay's attractions include an 11-acre tropical lagoon featuring a sand-and-surf beach, a three-quarter-mile lazy river ride, a 30,000-square-foot spa and other entertainment attractions. Inside, Mandalay Bay offers internationally renowned restaurants and a House of Blues nightclub and restaurant, including its signature Foundation Room sited on Mandalay Bay's rooftop.

    Four Seasons operates approximately 400 rooms at Mandalay Bay, providing Las Vegas visitors with a luxury "five-star" hospitality experience. The Four Seasons Hotel, which is owned by the Company and managed by Four Seasons, represents the first step in the Company's cooperative effort with Four Seasons to identify strategic opportunities for development of hotel and casino properties worldwide. The total cost of Mandalay Bay, including the Four Seasons Hotel and including leased equipment, but excluding land, capitalized interest and preopening expenses, was approximately $1 billion.

    During construction, Mandalay Bay's hotel tower experienced settling in excess of the level contemplated in the building's original design. The settling was greater in some portions of the structure than others. The Company retained geotechnical, structural engineering and foundation consultants who evaluated the situation and recommended remedial measures, which were completed prior to the opening of the property. The evaluation of these remedial measures will continue over a period of time to determine if any further measures will be required.

    The Company's development plan for Masterplan Mile includes various core components which will be cross-marketed to guests at the Company's existing and future hotel/casinos within Masterplan Mile. These components include a 125,000-square-foot convention facility (which opened March 12) and a 12,000-seat arena (which opened April 10). The total cost of the convention facility and arena (excluding land, capitalized interest and preopening expenses) was approximately $125 million. Additional core components include a monorail system (which opened April 10) linking the Company resorts within Masterplan Mile, as well as a Sea of Predators aquarium exhibit, which is currently under construction and is expected to open in spring 2000. The cost of the monorail (excluding land, capitalized interest and preopening expenses) was approximately $40 million. The estimated cost of the aquarium (excluding land, capitalized interest and preopening expenses) is approximately $45 million, of which $8.9 million had been incurred as of July 31, 1999. The Company may add other core components to its development plan for Masterplan Mile in the future.

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

    The Company has issued letters of credit in an aggregate amount of $50 million for the benefit of Bank of America to back letters of credit in the same aggregate amount issued by Bank of America to secure payments of principal and interest on bonds issued by the Economic Development Corporation of the City of Detroit, the proceeds of which will be used to finance costs related to the acquisition of and other activities relating to the land on which the permanent casinos will be built.

    The Detroit joint venture has commenced construction of a temporary casino property in downtown Detroit. The property will contain approximately 75,000 square feet of gaming space, with approximately 2,600 slot machines and 130 table games, plus 5 restaurants and a 3,000-space parking facility. Construction is expected to be completed in September 1999. The cost of the temporary casino, including land and capitalized interest, is approximately $150 million. The joint venture has arranged a $150 million credit facility secured by the assets associated with the Detroit temporary casino. The Company has guaranteed the credit facility subject to the release of the guaranty if certain performance measures are reached. The joint venture's ability to proceed with the temporary casino facility is contingent upon the receipt of all necessary gaming approvals and satisfaction of other customary conditions.

    The constitutionality of the Detroit Casino Competitive Selection Process and the Michigan Gaming Control and Revenue Act, which govern the selection and licensing of casino developers in the City of Detroit, has been challenged in separate federal court proceedings initiated by the Lac Vieux Band of Lake Superior Chippewa Indians and by Barden Detroit Casino, L.L.C. No assurance can be given regarding the timing and outcome of either proceeding. If the federal courts determine that either the Detroit Casino Competitive Selection Process or the Michigan Gaming Control and Revenue Act is defective and this determination is upheld, this may have an impact upon the validity of the Development Agreement entered into between the joint venture and the City of Detroit which, in turn, could have an impact on the issuance of a certificate of suitability and a casino license to the joint venture.

    As part of its Masterplan Mile development, the Company is planning a timeshare project to be located adjacent to Mandalay Bay. Current plans call for a three-phase, high-rise development totaling as many as 1,000 timeshare units upon build-out. The Company anticipates breaking ground on the first phase sometime in late 1999, with the total construction cost of the initial phase estimated at approximately $70 million.

    The Company has announced that it plans to develop a hotel/casino resort on the Mississippi Gulf Coast at the north end of the Bay of St. Louis, near the DeLisle exit on Interstate 10. It is currently anticipated that the resort will include approximately 1,500 rooms and will involve an investment of approximately $225 million. The Company has received all necessary approvals to commence development. However, these approvals have been challenged in federal court, and the Company anticipates that the design and construction of this project will begin only after satisfactory resolution of all legal actions. Present plans call for the Company to own 90% of the resort, with a partner contributing land (up to 500 acres) in exchange for the remaining 10% interest.

LIQUIDITY

    The Company believes that--through the combination of its operating cash flows, credit facility and ability to raise additional funds through capital markets--it has sufficient capital resources to meet all of its existing cash obligations, fund its capital commitments on the projects under way and strategically repurchase shares of the Company's common stock. As of July 31, 1999, under its most restrictive loan covenant, the Company could issue additional debt of approximately $186 million, and was restricted as to the purchase of its own capital stock in excess of $413 million. The Company's Board of Directors has authorized a share repurchase program for up to 15% of the outstanding shares, as market conditions and other factors warrant. This authorization replaces a former 15% authorization that was utilized over a four-year span.

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

    The Company is developing contingency plans to address the identified risks. However, given the nature of many of the external risk factors, the Company does not believe viable alternatives are available. For example, the Company cannot develop a meaningful contingency plan to address a disruption in airline service. Consequently, the occurrence of any of the aforementioned disruptions could, depending upon their severity and duration, have a material adverse impact on operating results.

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

    Phase 1--Compile an inventory of IT and non-IT systems that may be sensitive to the Year 2000 problem.

    Phase 2--Identify which of these systems are critical, and prioritize them; identify third parties with whom the Company does significant business (e.g., vendors) and inquire as to the state of their Year 2000 readiness.

    Phase 3--Analyze critical systems to determine which ones are not Year 2000-compliant, and evaluate the costs to repair or replace them.

    Phase 4--Repair or replace noncompliant critical systems; test those systems for which information about Year 2000 compliance has not been received or for which information has been received but not confirmed.

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

    COSTS

    The Company currently estimates that the total cost to the Company of making its systems and those of its joint venture properties Year 2000 compliant will be in the range of $5 to $10 million, of which approximately $5.1 million had been incurred as of July 31, 1999. Most of this cost relates to the acquisition of new computer hardware to replace noncompliant personal computers and the purchase of new software to replace noncompliant software. These costs are being capitalized and the equipment and software depreciated over their expected useful lives. To the extent existing hardware or software is replaced, the Company will recognize a loss currently for the undepreciated balance. This loss is included in the above cost estimate. Furthermore, all costs related to software modification, as well as all costs associated with the Company's administration of its Year 2000 project, are being expensed as incurred and are likewise included in the cost estimate above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    As of July 31, 1999 there were no material changes to the information incorporated by reference in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The 1999 Annual Meeting of the Company's stockholders was held on June 17, 1999. At the meeting, management's nominees, William A. Richardson and Donna B. More, were elected to fill the two available positions as Class II directors. Voting (expressed in number of shares) was as follows: Mr. Richardson 70,809,117 for, 2,660,370 against or withheld and no abstentions or broker non-votes; and Ms. More 70,663,417 for, 2,806,070 against or withheld and no abstentions or broker non-votes.

    At the meeting, stockholders approved a proposal to amend the Company's Restated Articles of Incorporation to change the name of the Company to Mandalay Resort Group, by a vote of 72,808,469 shares for, 545,178 shares against or withheld and 115,840 abstentions or broker non-votes.

    At the meeting, stockholders ratified the appointment of Arthur Andersen LLP as the Company's independent auditors to examine and report on its financial statements for the fiscal year ending January 31, 2000, by vote of 73,023,859 shares for, 321,375 shares against or withheld and 124,253 abstentions or broker non-votes.

    At the meeting, a stockholder proposal to sell the Company to the highest bidder was defeated. The vote on the proposal was as follows: 2,050,913 shares for, 54,765,240 shares against or withheld and 16,653,334 abstentions or broker non-votes.

    At the meeting, a stockholder proposal to reconfigure the Company's Board of Directors was defeated. The vote on the proposal was as follows: 14,980,947 shares for, 41,825,338 shares against or withheld and 16,663,202 abstentions or broker non-votes.

    At the meeting, a stockholder proposal to eliminate the Company's Classified Board of Directors was defeated. The vote on the proposal was as follows:
18,975,647 shares for, 29,252,267 shares against or withheld and 25,241,573 abstentions or broker non-votes.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

    (a) The following exhibits are filed as part of this report:

 4(a).     Amendment No. 3, dated as of June 22, 1999, to the Amended and Restated Loan
           Agreement dated as of May 23, 1997, by and among the Company, the Banks named therein and Bank of America National Trust and Savings Association, as
           administrative agent for the Banks.

10(a).     Loan Agreement, dated as of June 30, 1999 among Detroit Entertainment,
           L.L.C., the Banks named therein and Bank of America National Trust and Savings Association, as administrative agent for the Banks.

27.        Financial Data Schedule for the six months ended July 31, 1999 as required under EDGAR.

    (b) Reports on Form 8-K. During the period covered by this report, the Company filed one report on Form 8-K dated June 19, 1999. This form 8-K reported information under Item 5.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MANDALAY RESORT GROUP
                                ---------------------------------------------
                                                 (REGISTRANT)

Date: September 13, 1999        By:  GLENN SCHAEFFER
                                     -----------------------------------------
                                     Glenn Schaeffer
                                     PRESIDENT, CHIEF FINANCIAL
                                     OFFICER AND TREASURER

                               INDEX TO EXHIBITS

 EXHIBIT
   NO.                                                   DESCRIPTION
---------  --------------------------------------------------------------------------------------------------------
4(a).      Amendment No. 3, dated as of June 22, 1999, to the Amended and Restated Loan Agreement dated as of May
           23, 1997, by and among the Company, the Banks named therein and Bank of America National Trust and
           Savings Association, as administrative agent for the Banks.
10(a).     Loan Agreement, dated as of June 30, 1999 among Detroit Entertainment, L.L.C., the Banks named therein and Bank of America National Trust and Savings Association, as administrative agent for the Banks.
27.        Financial Data Schedule for the six months ended July 31, 1999 as required under EDGAR.

------------------------