Form 10-Q
period 1999-10-31
MANDALAY RESORT GROUP
filed 1999-12-15
CIK 725549

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

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1999
                                       OR

   / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-8570

                             MANDALAY RESORT GROUP

             (Exact name of registrant as specified in its charter)

                    NEVADA                                         88-0121916
        (State or other jurisdiction of                         (I.R.S. employer
        incorporation or organization)                         identification no.)

        3950 LAS VEGAS BOULEVARD SOUTH                           (702) 632-6700
            LAS VEGAS, NEVADA 89119              (Registrant's telephone number, including area
                                                                      code)
   (Address of principal executive offices)

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

                     CLASS                              OUTSTANDING AT NOVEMBER 30, 1999
       Common Stock, $.01-2/3 par value                         90,679,299 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     MANDALAY RESORT GROUP AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX

                                                                        PAGE NO.
                                                                        ---------
Part I. FINANCIAL INFORMATION

  Item 1. Financial Statements:
          Condensed Consolidated Balance Sheets at October 31, 1999
            (Unaudited) and January 31, 1999..........................      3-4
          Condensed Consolidated Statements of Income (Unaudited) for
            the Three and Nine Months Ended October 31, 1999 and
            1998......................................................      5-6
          Condensed Consolidated Statements of Cash Flows (Unaudited)
            for the Nine Months Ended October 31, 1999 and 1998.......        7
          Notes to Condensed Consolidated Financial Statements
            (Unaudited)...............................................     8-14
  Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................    15-22
  Item 3. Quantitative and Qualitative Disclosures About Market
            Risks.....................................................       23

Part II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K............................       24

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     MANDALAY RESORT GROUP AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                              OCTOBER 31,    JANUARY 31,
                                                                  1999           1999
                                                              ------------   ------------
                                                              (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents.................................   $  103,806     $   81,389
  Receivables...............................................       72,481         26,136
  Inventories...............................................       27,907         24,270
  Prepaid expenses and other................................       44,865         29,483
                                                               ----------     ----------
    Total current assets....................................      249,059        161,278
PROPERTY, EQUIPMENT AND LEASEHOLD INTERESTS,
  at cost, less accumulated depreciation and amortization of
  $851,790 and $733,967, respectively.......................    3,185,961      3,000,822
EXCESS OF PURCHASE PRICE OVER FAIR MARKET
  value of net assets acquired, net.........................      359,381        367,076
NOTES RECEIVABLE............................................          646         10,895
INVESTMENTS IN UNCONSOLIDATED AFFILIATES....................      271,395        271,707
OTHER ASSETS................................................       41,201         57,929
                                                               ----------     ----------
    Total Assets............................................   $4,107,643     $3,869,707
                                                               ==========     ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     MANDALAY RESORT GROUP AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              OCTOBER 31,    JANUARY 31,
                                                                  1999           1999
                                                              ------------   ------------
                                                              (UNAUDITED)
CURRENT LIABILITIES:
  Current portion of long-term debt.........................   $    1,226     $    3,481
  Accounts payable - trade..................................       39,546         23,745
  Accounts payable - construction...........................       10,399         75,030
  Accrued liabilities.......................................      165,022        129,317
                                                               ----------     ----------
    Total current liabilities...............................      216,193        231,573
LONG-TERM DEBT..............................................    2,458,784      2,259,149
DEFERRED INCOME TAX.........................................      206,084        200,376
OTHER LONG-TERM LIABILITIES.................................       21,038         20,981
                                                               ----------     ----------
    Total liabilities.......................................    2,902,099      2,712,079
                                                               ----------     ----------
STOCKHOLDERS' EQUITY:
  Common stock, $.01-2/3 par value
    Authorized - 450,000,000 shares
    Issued - 113,634,013 and 113,622,508 shares.............        1,894          1,894
  Preferred stock, $.01 par value
    Authorized - 75,000,000 shares..........................           --             --
  Additional paid-in capital................................      564,327        558,935
  Retained earnings.........................................    1,207,002      1,159,469
  Treasury stock (23,037,180 and 22,959,425 shares), at
    cost....................................................     (567,679)      (562,670)
                                                               ----------     ----------
    Total stockholders' equity..............................    1,205,544      1,157,628
                                                               ----------     ----------
    Total Liabilities and Stockholders' Equity..............   $4,107,643     $3,869,707
                                                               ==========     ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     MANDALAY RESORT GROUP AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                       THREE MONTHS            NINE MONTHS
                                                     ENDED OCTOBER 31,      ENDED OCTOBER 31,
                                                    -------------------   ----------------------
                                                      1999       1998       1999         1998
                                                    --------   --------   ---------   ----------
REVENUES:
  Casino..........................................  $241,739   $183,011   $ 693,187   $  532,529
  Rooms...........................................   143,906     92,168     407,516      268,797
  Food and beverage...............................    93,245     63,749     264,266      188,311
  Other...........................................    71,567     43,286     189,214      132,632
  Earnings of unconsolidated affiliates...........    28,790     22,001      75,935       64,238
                                                    --------   --------   ---------   ----------
                                                     579,247    404,215   1,630,118    1,186,507
  Less-complimentary allowances...................   (34,045)   (21,766)    (97,476)     (62,435)
                                                    --------   --------   ---------   ----------
                                                     545,202    382,449   1,532,642    1,124,072
                                                    --------   --------   ---------   ----------
COSTS AND EXPENSES:
  Casino..........................................   127,655     91,937     363,170      268,925
  Rooms...........................................    51,293     33,450     142,218       97,915
  Food and beverage...............................    71,944     53,035     207,811      158,655
  Other operating expenses........................    52,078     26,603     129,410       78,356
  General and administrative......................    88,532     66,571     247,769      199,641
  Depreciation and amortization...................    38,066     34,493     125,617      102,864
  Operating lease rent............................     9,935         --      15,989           --
  Preopening expenses.............................     2,110         --      39,990           --
  Abandonment loss................................     5,433         --       5,433           --
                                                    --------   --------   ---------   ----------
                                                     447,046    306,089   1,277,407      906,356
                                                    --------   --------   ---------   ----------

OPERATING PROFIT BEFORE CORPORATE EXPENSE.........    98,156     76,360     255,235      217,716

CORPORATE EXPENSE.................................     8,300     12,103      23,750       26,295
                                                    --------   --------   ---------   ----------

INCOME FROM OPERATIONS............................    89,856     64,257     231,485      191,421
                                                    --------   --------   ---------   ----------

OTHER INCOME (EXPENSE):
  Interest, dividend and other income.............       696        526       1,878        2,055
  Guarantee fees from unconsolidated affiliate....       684        771       2,115        2,366
  Interest expense................................   (42,328)   (23,250)   (117,287)     (71,370)
  Interest expense from unconsolidated
    affiliates....................................    (2,737)    (3,015)     (8,332)      (9,346)
                                                    --------   --------   ---------   ----------
                                                     (43,685)   (24,968)   (121,626)     (76,295)
                                                    --------   --------   ---------   ----------

INCOME BEFORE PROVISION FOR INCOME TAX............    46,171     39,289     109,859      115,126

  Provision for income tax........................    17,414     15,573      40,332       44,518
                                                    --------   --------   ---------   ----------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE............................    28,757     23,716      69,527       70,608

  Cumulative effect of change in accounting
    principle for preopening expenses, net of tax
    benefit of $11,843............................        --         --     (21,994)          --
                                                    --------   --------   ---------   ----------

NET INCOME........................................  $ 28,757   $ 23,716   $  47,533   $   70,608
                                                    ========   ========   =========   ==========

                     MANDALAY RESORT GROUP AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                                  (UNAUDITED)

                                                  THREE MONTHS                 NINE MONTHS
                                                ENDED OCTOBER 31,           ENDED OCTOBER 31,
                                            -------------------------   -------------------------
                                               1999          1998          1999          1998
                                            -----------   -----------   -----------   -----------
BASIC EARNINGS PER SHARE:
  Income before cumulative effect of
    change in accounting principle........  $       .32   $       .25   $       .76   $       .74
  Cumulative effect of change in
    accounting principle..................  $        --   $        --   $      (.24)  $        --
                                            -----------   -----------   -----------   -----------
  Net income per share....................  $       .32   $       .25   $       .52   $       .74
                                            ===========   ===========   ===========   ===========

DILUTED EARNINGS PER SHARE:
  Income before cumulative effect of
    change in accounting principle........  $       .31   $       .25   $       .76   $       .74
  Cumulative effect of change in
    accounting principle..................  $        --   $        --   $      (.24)  $        --
                                            -----------   -----------   -----------   -----------
  Net income per share....................  $       .31   $       .25   $       .52   $       .74
                                            ===========   ===========   ===========   ===========

Avg.shares outstanding-basic..............   90,594,951    95,129,383    90,666,879    95,127,213
                                            ===========   ===========   ===========   ===========

Avg.shares outstanding-diluted............   91,848,438    95,129,383    91,943,377    95,157,946
                                            ===========   ===========   ===========   ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     MANDALAY RESORT GROUP AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                   NINE MONTHS
                                                                ENDED OCTOBER 31,
                                                              ---------------------
                                                                1999        1998
                                                              ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  47,533   $  70,608
                                                              ---------   ---------
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................    132,183     109,060
    (Gain) loss on disposition of fixed assets..............      2,764      (1,590)
    Increase in other current assets........................    (65,364)     (4,776)
    (Increase) decrease in other noncurrent assets..........     16,818     (18,892)
    Increase in interest payable............................     10,793      13,329
    Increase in other current liabilities...................     40,713      30,198
    Increase in deferred income tax.........................      5,708       5,226
    Decrease in other noncurrent liabilities................        (49)        (49)
    Unconsolidated affiliates' distributions in excess of
      earnings (earnings in excess of distributions)........      1,890     (10,235)
                                                              ---------   ---------
      Total adjustments.....................................    145,456     122,271
                                                              ---------   ---------
      Net cash provided by operating activities.............    192,989     192,879
                                                              ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................   (312,470)   (536,907)
  Increase (decrease) in construction payable...............    (64,631)     25,828
  Increase in investments in unconsolidated affiliates......     (1,889)     (7,409)
  Proceeds from sale of equipment and other assets..........        390       5,712
  Decrease in notes receivable..............................     10,249         183
                                                              ---------   ---------
      Net cash used in investing activities.................   (368,351)   (512,593)
                                                              ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net effect on cash of issuances and payments of debt with
    original
    maturities of three months or less......................    199,995     312,531
  Issuances of debt with original maturities in excess of
    three months............................................         --     337,266
  Principal payments of debt with original maturities in
    excess of three months..................................     (2,705)   (343,404)
  Exercise of stock options and warrants....................     14,500         219
  Purchases of treasury stock...............................    (14,115)         --
  Other.....................................................        104      13,647
                                                              ---------   ---------
      Net cash provided by financing activities.............    197,779     320,259
                                                              ---------   ---------
Net increase in cash and cash equivalents...................     22,417         545
Cash and cash equivalents at beginning of period............     81,389      58,631
                                                              ---------   ---------
Cash and cash equivalents at end of period..................  $ 103,806   $  59,176
                                                              =========   =========
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
  Interest (net of amount capitalized)......................  $ 103,489   $  56,128
  Income tax................................................  $  29,925   $  18,670

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     MANDALAY RESORT GROUP AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (ALL INFORMATION FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 1999 AND 1998
                                 IS UNAUDITED.)

(1) PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION--

    Mandalay Resort Group (the "Company"), which changed its name from Circus Circus Enterprises, Inc. effective June 18, 1999, was incorporated February 27, 1974. The Company owns and operates hotel and casino facilities in Las Vegas, Reno, Laughlin, Jean and Henderson, Nevada and a hotel and dockside casino in Tunica County, Mississippi. It is also an investor in several unconsolidated affiliates, with operations that include a riverboat casino in Elgin, Illinois, a hotel/casino in Reno, Nevada, a hotel/casino on the Las Vegas Strip and a temporary casino in Detroit, Michigan, which opened December 14, 1999.

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

    Certain reclassifications have been made to the financial statements for the three and nine months ended October 31, 1998 to conform to the financial statement presentation for the three and nine months ended October 31, 1999. These reclassifications have no effect on net income.

    These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1999.

                     MANDALAY RESORT GROUP AND SUBSIDIARIES

 (ALL INFORMATION FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 1999 AND 1998
                                 IS UNAUDITED.)

(2) LONG-TERM DEBT--

    Long-term debt consists of the following (in thousands):

                                                              OCTOBER 31,    JANUARY 31,
                                                                  1999           1999
                                                              ------------   ------------
                                                              (UNAUDITED)
Amounts due under bank credit agreement at floating interest
  rates, weighted average of 6.3% and 6.0%..................   $1,330,000     $1,130,000
Amounts due under corporate debt program at floating
  interest rates, weighted average of 6.2% and 5.7%.........       50,000         50,000
9-1/4% Senior Subordinated Notes due 2005...................      275,000        275,000
6.45% Senior Notes due 2006 (net of unamortized discount of
  $275 and $308)............................................      199,725        199,692
7-5/8% Senior Subordinated Debentures due 2013..............      150,000        150,000
6-3/4% Senior Subordinated Notes due 2003 (net of
  unamortized discount of $59 and $71)......................      149,941        149,929
7.0% Debentures due 2036 (net of unamortized discount of
  $123 and $133)............................................      149,877        149,867
6.70% Debentures due 2096 (net of unamortized discount of
  $195 and $231)............................................      149,805        149,769
Other notes.................................................        5,662          8,373
                                                               ----------     ----------
                                                                2,460,010      2,262,630
Less - current portion......................................       (1,226)        (3,481)
                                                               ----------     ----------
                                                               $2,458,784     $2,259,149
                                                               ==========     ==========

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

    The Company has entered into various interest rate swaps, principally with its bank group, to manage interest expense, which is subject to fluctuation due to the variable-rate nature of the debt under the Company's corporate debt program. The Company has interest rate swap agreements under which it pays a fixed interest rate (weighted average of approximately 6.1%) and receives a variable interest rate (weighted average of approximately 5.5% at October 31, 1999) on $550 million notional amount of "initial" swaps. The net effect of all such swaps resulted in additional interest expense, due to an interest rate differential which, at October 31, 1999, was approximately .7% on the total notional amount of the swaps. Two of the initial swaps with a combined notional amount of $150 million

                     MANDALAY RESORT GROUP AND SUBSIDIARIES

 (ALL INFORMATION FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 1999 AND 1998
                                 IS UNAUDITED.)

(2) LONG-TERM DEBT-- (CONTINUED)

provide that the swaps will terminate two business days after any date on which three-month LIBOR is set at or above 9% on or after October 15, 2000 for $100 million notional amount, and on or after January 15, 2001 for $50 million notional amount. These swaps, otherwise terminate in fiscal 2008. The remaining two initial swaps of $200 million notional amount each terminate in fiscal 2003 and 2004.

    The Company has also entered into a forward interest rate swap with a notional amount of $200 million which has an effective date of December 31, 1999 and a termination date of March 31, 2000. Under this agreement, the Company will pay a fixed rated of 6.14% and receive a variable interest rate based on three-month LIBOR.

    As of October 31, 1999, under its most restrictive loan covenants, the Company was restricted as to the purchase of its own capital stock in excess of $411 million and was restricted from issuing additional debt in excess of approximately $337 million.

(3) LEASE FACILITY--

    On October 30, 1998, the Company entered into an operating lease agreement with a group of financial institutions (the "Lease Facility") to permit the Company to lease up to $200 million of equipment. As of June 30, 1999, the Company had utilized the entire $200 million Lease Facility to lease equipment at Mandalay Bay and the commitment under the Company's bank credit facility was permanently reduced to $1.8 billion. The base term of the lease expires
June 30, 2001, but the lease provides for up to two successive one-year renewal terms. The rent expense related to this lease facility is reported separately on the income statement as "operating lease rent."

(4) STOCK OPTIONS--

    The Company has various stock option plans for executive, managerial and supervisory personnel as well as the Company's outside directors and consultants. The plans permit grants of options relating to the Company's common stock and one of the plans also permits grants of the Company's common stock as performance share and restricted stock awards. The only awards granted pursuant to such plans through October 31, 1999 are stock options, which are generally exercisable in one or more installments beginning not less than six months after the grant date.

                     MANDALAY RESORT GROUP AND SUBSIDIARIES

 (ALL INFORMATION FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 1999 AND 1998
                                 IS UNAUDITED.)

(4) STOCK OPTIONS-- (CONTINUED)

    Summarized information for stock options granted pursuant to the Company's plans is as follows:

                                                            NINE MONTHS ENDED
                                                             OCTOBER 31, 1999
                                                           --------------------
                                                                       WEIGHTED
                                                                       AVERAGE
                                                                       EXERCISE
                                                            OPTIONS     PRICE
                                                           ---------   --------
Outstanding at beginning of period.......................  3,872,674    $14.72
Granted..................................................  3,300,166     14.12
Exercised................................................   (754,950)    19.21
Cancelled................................................   (326,800)    19.24
                                                           ---------    ------
Outstanding at end of period.............................  6,091,090    $13.60
                                                           =========    ======
Options exercisable at end of period.....................  2,009,244    $13.62
  Options available for grant at end of period...........  1,974,865

(5) STOCK RELATED MATTERS--

    For the nine months ended October 31, 1999, the Company repurchased 821,200 shares of its common stock at a cost of $14.1 million.

(6) EARNINGS PER SHARE--

    The table below reconciles weighted average shares outstanding used to calculate basic earnings per share with the weighted average shares outstanding used to calculate diluted earnings per share. There were no reconciling items for net income.

                                                             THREE MONTHS           NINE MONTHS
                                                                 ENDED                 ENDED
                                                              OCTOBER 31,           OCTOBER 31,
                                                          -------------------   -------------------
(IN THOUSANDS, EXCEPT                                       1999       1998       1999       1998
EARNINGS PER SHARE)                                       --------   --------   --------   --------
Net income..............................................  $28,757    $23,716    $47,533    $70,608
                                                          =======    =======    =======    =======
Weighted average shares out standing used in computation
  of basic earnings per share...........................   90,595     95,129     90,667     95,127
Stock options...........................................    1,253         --      1,276         31
                                                          -------    -------    -------    -------
Weighted average shares out standing used in computation
  of diluted earnings per share.........................   91,848     95,129     91,943     95,158
                                                          =======    =======    =======    =======
Basic earnings per share................................  $   .32    $   .25    $   .52    $   .74
                                                          =======    =======    =======    =======
Diluted earnings per share..............................  $   .31    $   .25    $   .52    $   .74
                                                          =======    =======    =======    =======

(7) INVESTMENTS IN UNCONSOLIDATED AFFILIATES--

    The Company has investments in unconsolidated affiliates that are accounted for under the equity method. Using the equity method, original investments are recorded at cost and adjusted by the

                     MANDALAY RESORT GROUP AND SUBSIDIARIES

 (ALL INFORMATION FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 1999 AND 1998
                                 IS UNAUDITED.)

(7) INVESTMENTS IN UNCONSOLIDATED AFFILIATES-- (CONTINUED)

Company's share of earnings or losses of these entities. The investment balance also includes interest capitalized during construction (net of amortization). Investments in unconsolidated affiliates consist of the following (in thousands):

                                                              OCTOBER 31,    JANUARY 31,
                                                                  1999           1999
                                                              ------------   ------------
                                                              (UNAUDITED)
Circus and Eldorado Joint Venture (50%) (Silver Legacy,
  Reno, Nevada).............................................    $ 85,899       $ 74,871
  Elgin Riverboat Resort (50%) (Grand Victoria, Elgin,
    Illinois)...............................................      42,349         42,461
Victoria Partners (50%)
  (Monte Carlo, Las Vegas, Nevada)..........................     140,507        141,658
Detroit Entertainment (45%, see also Note 8) (Proposed
  Hotel/ Casino, Detroit, Michigan).........................       2,640         12,717
                                                                --------       --------
                                                                $271,395       $271,707
                                                                ========       ========

The above unconsolidated affiliates operate with fiscal years ending on December 31. Summarized results of operations of the unconsolidated affiliates are as follows (unaudited, in thousands):

                                                               NINE MONTHS
                                                           ENDED SEPTEMBER 30,
                                                          ---------------------
                                                            1999        1998
                                                          ---------   ---------
Revenues................................................  $565,032    $506,603
Expenses................................................   453,139     387,482
Operating income........................................   111,893     119,121

Net income..............................................    96,438     100,979

    Included in the above are revenues of the Grand Victoria of $233,206 and $197,509 for the nine months ended September 30, 1999 and 1998. The property's operating margin during each of those periods was 26%.

(8) COMMITMENTS AND CONTINGENT LIABILITIES--

    The Company has formed a joint venture with the Detroit-based Atwater Casino Group to build, own and operate a hotel/casino in Detroit, Michigan. This joint venture is one of three groups which negotiated development agreements with the city. The Company had an initial 45% ownership interest in the joint venture. Effective December 14, 1999, the Company acquired a portion of the other interest at a cost of $38.4 million, thus increasing its ownership interest to approximately 53.5%.

    Pending its development of a permanent hotel/casino, the joint venture has completed construction of a temporary casino in downtown Detroit, which opened December 14, 1999. The temporary casino contains approximately 75,000 square feet of gaming space, with approximately 2,600 slot machines and 136 table games, plus five restaurants and a 3,000-space parking facility. The cost of the temporary casino, including land and capitalized interest, was approximately $150 million, which was financed pursuant to the joint venture's $150 million credit facility secured by the assets associated with the

                     MANDALAY RESORT GROUP AND SUBSIDIARIES

 (ALL INFORMATION FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 1999 AND 1998
                                 IS UNAUDITED.)

(8) COMMITMENTS AND CONTINGENT LIABILITIES-- (CONTINUED)

temporary casino. The Company has guaranteed this credit facility subject to the release of the guaranty if certain performance measures are reached. The joint venture's operation of the temporary casino is subject to ongoing regulatory oversight and its ability to proceed with a permanent hotel/ casino facility is contingent upon the receipt of all necessary gaming approvals and satisfaction of other customary conditions.

    The Detroit joint venture is planning a $600 million permanent hotel/casino facility. The Company is expected to contribute 20% of this amount in the form of equity, and the joint venture will seek project-specific financing for the balance. The development agreement provides that the Company will guarantee completion of the permanent facility and will enter into a keep-well guarantee with the city, pursuant to which the Company could be required to contribute additional funds, if and as needed, to continue operation of the project for a period of two years. This keep-well guarantee also applies to the temporary casino. The Company has issued letters of credit in an aggregate amount of $50 million for the benefit of Bank of America to back letters of credit in the same aggregate amount issued by Bank of America to secure payments of principal and interest on bonds issued by the Economic Development Corporation of the City of Detroit, the proceeds of which are to be used to finance costs related to the acquisition of and other activities relating to the land on which the permanent facility will be built.

    The constitutionality of the Detroit Casino Competitive Selection Process and the Michigan Gaming Control and Revenue Act, which govern the selection and licensing of casino developers in the City of Detroit, has been challenged in separate federal court proceedings initiated by the Lac Vieux Band of Lake Superior Chippewa Indians and by Barden Detroit Casino, L.L.C. No assurance can be given regarding the timing and outcome of either proceeding. If the federal courts determine that either the Detroit Casino Competitive Selection Process or the Michigan Gaming Control and Revenue Act is defective and this determination is upheld, this may impact the validity of the Development Agreement entered into between the joint venture and the City of Detroit which, in turn, could adversely impact the status of the joint venture's operation of the temporary facility, as well as the certificate of suitability and casino license for the permanent facility.

    The Company is a defendant in various pending litigation. In management's opinion, the ultimate outcome of such litigation will not have a material effect on the results of operations or the financial position of the Company.

(9) RECENTLY ISSUED ACCOUNTING STANDARDS

    Effective February 1, 1999, the Company adopted Statement of Position No. 98-5 "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires that the costs of all start-up activities, as defined, be expensed as incurred. The Company previously capitalized preopening costs prior to the opening of a specific project and charged them to expense at the commencement of operations. The Company has written off $73.8 million in preopening costs associated primarily with Mandalay Bay and the development of its Detroit joint venture project. This amount includes $40.0 million of costs incurred during the first nine months of fiscal 2000, and $33.8 million of costs incurred in the previous fiscal year. These previously capitalized costs are reflected, net of income tax benefit of $11.8 million, as a cumulative effect of a change in accounting principle for preopening expenses in the condensed consolidated statements of income.

                     MANDALAY RESORT GROUP AND SUBSIDIARIES

 (ALL INFORMATION FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 1999 AND 1998
                                 IS UNAUDITED.)

(9) RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

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

                     MANDALAY RESORT GROUP AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

                             RESULTS OF OPERATIONS

EARNINGS PER SHARE

    For the quarter ended October 31, 1999, the Company reported net income of $28.8 million, or $.31 per share, versus $23.7 million, or $.25 per share in the prior year. For the nine months, net income was $47.5 million, or $.52 per share, compared to $70.6 million, or $.74 per share, in the previous year.

    Results in the current year quarter include $2.1 million in preopening expenses related to the Company's joint venture project in Detroit, where a temporary casino opened on December 14, 1999. The quarter was also impacted by a $5.4 million write-off related to a proposed timeshare resort in Las Vegas which the Company has decided not to pursue. In the prior-year quarter, the Company recognized $5.4 million in political campaign costs associated with Proposition 5 in California. Excluding these one-time charges in both periods, earnings per share for the quarter were $.37 compared to $.29 in the prior year.

    For the nine months ended October 31, 1999, results include $73.8 million in preopening expenses related to Mandalay Bay, the Four Seasons at Mandalay Bay, and the Company's joint venture project in Detroit, as well as the $5.4 million timeshare write-off discussed above. Results for the nine months in the prior year include $6.5 million in political campaign costs. Excluding these one-time charges, earnings per share were $1.08 versus $.79.

    The increases in both the quarter and the nine months were due primarily to Mandalay Bay, which opened March 2, 1999, as well as improved operating results at virtually all of the Company's other properties, particularly Luxor, Gold Strike Casino Resort in Mississippi and Grand Victoria.

    The preopening expenses mentioned above were reflected in two categories. Those costs incurred prior to January 31, 1999 were treated as a cumulative effect of a change in accounting principle and expensed in the first quarter this year, while those costs incurred subsequent to January 31, 1999 were expensed as incurred. See Note 9 of Notes to Condensed Consolidated Financial Statements in Item 1 of this report for a further explanation of the accounting for preopening expenses.

REVENUES

    Revenues for the Company increased $162.8 million, or 43%, for the three months ended October 31, 1999 and $408.6 million, or 36%, for the nine months, versus the same periods last year. Each of the Company's wholly owned and joint venture properties generated higher revenues for both the third quarter and nine months.

    The overall increase is mainly attributable to Mandalay Bay, which produced revenues of $138.9 million in the quarter and $330.9 million in the nine months.

    Gold Strike-Tunica contributed to this growth, with revenues rising $4.5 million in the quarter and $18.5 million year-to-date. The addition of 1,100 hotel rooms at this property in the first quarter of the prior year has provided a stronger base from which to market the property and driven growth in operating results.

    The growth in revenues at the Company's other properties was driven by a combination of increased room and occupancy rates and increases in casino revenues. Furthermore, the Company's

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)

three joint venture properties (Grand Victoria, Silver Legacy and Monte Carlo) generated strong increases in their contribution to revenues. Recent legislation in Illinois permitting dockside gaming was a significant factor in the increase in revenues at Grand Victoria.

    On October 31, 1999, the lease pursuant to which the Company operated the Silver City Casino expired and the Company ceased operation of that facility. Total revenues for Silver City for the nine months ended October 31, 1999 counted for less than one-half of one percent of consolidated revenues.

INCOME FROM OPERATIONS (EXCLUDING PREOPENING EXPENSES AND OTHER NONRECURRING ITEMS)

    For the quarter and nine months ended October 31, 1999, income from operations rose $27.7 million, or 40%, and $79.0 million, or 40%, compared to a year ago. The Company's composite operating margin was 17.9% and 18.1% for the three and nine months ended October 31, 1999 versus 18.2% and 17.6% for the comparable periods in the prior year. A discussion of operating results by market follows.

    LAS VEGAS

    The Company's Las Vegas properties posted overall increases in income from operations of $19.1 million, or 41%, during the third quarter, and $56.4 million, or 41%, year-to-date. The increase in both periods was due to the opening of Mandalay Bay on March 2, plus improved results at the Company's established properties, led by Luxor whose income from operations rose $3.1 million, or 20%, in the quarter and $14.9 million, or 36%, in the nine months. The increases at Luxor were due to a combination of higher average room and occupancy rates, along with lower advertising and marketing expenses. In the prior year, Luxor had initiated a new national advertising campaign to reintroduce the property after its substantial expansion and remodeling. Excalibur was also a strong contributor, posting increased income from operations of 20% in the quarter and 13% year-to-date, due also to higher room and occupancy rates.

    RENO

    The Company recorded income from operations from its Reno properties (Circus Circus-Reno and the 50%-owned Silver Legacy) of $12.9 million and $32.2 million for the three and nine months ended October 31, 1999. These results represented increases of 16% and 18%, respectively, over the prior year periods.

    Both properties experienced gains in occupancy, room rates and casino revenues versus the prior-year periods. Operating results improved despite the absence of a major bowling tournament this year. Reno is the host to national bowling tournaments two out of every three years, and this year the city is without a tournament.

    Although the Company owns 50% of Silver Legacy, it currently records approximately two-thirds of Silver Legacy's operating income as a priority return on its investment. Based upon current projections, the Company anticipates that this priority return will continue through the end of fiscal 2001, but the rate will gradually decrease from the current two-thirds allocation to a 50% allocation.

    LAUGHLIN

    Income from operations at the Company's two Laughlin properties, the Colorado Belle and the Edgewater, was relatively flat in the three months (down $.6 million) and nine months (up $.9 million)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)

versus the previous year. Results in both the third quarter and nine months were negatively impacted by additional health insurance costs stemming from unexpected increases in claims.

    RIVERBOAT MARKETS

    In Tunica County, Mississippi, income from operations at the Gold Strike rose 66% in the quarter to $6.0 million, while for the nine months, income from operations was up 92% to $17.6 million. The increases are the result of the addition of a 1,100-room hotel tower and extensive remodeling of the property that was completed during the first quarter of the prior year.

    Results at Grand Victoria (a 50%-owned riverboat casino in Elgin, Illinois) reflected a $5.0 million increase in the Company's share of income from operations for the third quarter and a $7.4 million increase for the nine months. The advent of dockside gaming (now permitted under recent legislation in Illinois) was a key factor in the increase in operating results at Grand Victoria.

INTEREST EXPENSE

    For the three and nine months ended October 31, 1999, interest expense (excluding joint venture interest expense and before capitalized interest) increased $7.9 million and $27.1 million versus the prior year periods. The increases were due principally to higher average borrowings related to the completion of construction of Mandalay Bay and the core components of Masterplan Mile. Average borrowings were approximately $2.5 billion for the current quarter and nine months, compared against $2.0 billion for the same periods last year. Capitalized interest was $1.5 million and $11.0 million for the three and nine months ended October 31, 1999 versus $12.7 million and $29.8 million a year ago. Long-term debt at October 31, 1999 stood at $2.5 billion compared to $2.1 billion at October 31, 1998.

    The Company also recorded interest expense related to joint venture projects of $2.7 million and $8.3 million in the quarter and nine months ended
October 31, 1999 compared to $3.0 million and $9.3 million in the previous year. This reflects the Company's 50% share of the interest expense of Silver Legacy and Monte Carlo.

INCOME TAX

    For the three and nine months ended October 31, 1999, the Company's effective tax rate was approximately 37.7% and 36.7% (37.5% including cumulative effect of change in accounting principle), compared with 39.6% and 38.7% for the same periods in the prior year. These rates reflect the corporate statutory rate of 35% plus the effect of various nondeductible expenses, including the amortization of goodwill associated with the 1995 acquisition of Gold Strike Resorts.

FINANCIAL POSITION AND CAPITAL RESOURCES

    The Company had cash and cash equivalents of $103.8 million at October 31, 1999, reflecting normal daily operating requirements. The Company's pretax cash flow from operations was $147.6 million and $425.0 million for the three and nine months ended October 31, 1999 versus $106.1 million and $307.0 million for the same periods last year. In this context, pretax cash flow from operations is defined as the Company's income from operations plus noncash operating expenses (primarily depreciation and amortization). The Company used its cash flow primarily to fund the construction of Mandalay Bay and related Masterplan Mile components.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)

    CAPITAL SPENDING

    Capital expenditures for the quarter ended October 31, 1999 were $32.7 million, of which $8.0 million related to the construction of the Sea of Predators aquarium exhibit adjacent to Mandalay Bay and $4.4 million related to the room renovation at Excalibur. For the nine months, capital expenditures were $312.5 million, of which $136.3 related to the construction of Mandalay Bay, $46.1 million related to the construction of the convention center and arena at Mandalay Bay, $26.6 million related to the construction of the monorail connecting Mandalay Bay, Luxor and Excalibur, $14.9 million related to the construction of the aquarium exhibit, and $13.9 related to the room renovation at Excalibur.

    CREDIT FACILITY

    In order to allow for increased borrowing capacity during the construction of Mandalay Bay, the Company amended its unsecured credit facility with its bank group in May 1998 to provide a more liberal test for total indebtedness during such period and a new leverage test for senior debt. The facility, which currently permits borrowings in an aggregate amount of $1.8 billion, was amended in June 1999 to provide for a single leverage test for total indebtedness. The Company also has a commercial paper program, pursuant to which it may utilize up to $1 billion of its borrowing capacity under the credit facility to issue commercial paper. As of October 31, 1999, the Company had utilized $1.38 billion of its borrowing capacity under the credit facility.

    LEASE FACILITY

    On October 30, 1998, the Company entered into an operating lease agreement with a group of financial institutions (the "Lease Facility") to permit the Company to lease up to $200 million of equipment. As of June 30, 1999, the Company had utilized the entire $200 million Lease Facility to lease equipment at Mandalay Bay and the commitment under the Company's bank credit facility was permanently reduced to $1.8 billion. The base term of the lease expires
June 30, 2001, but the lease provides for up to two successive one-year renewal terms.

    SILVER LEGACY

    In July 1995, Silver Legacy, a 50/50 joint venture with the Eldorado Hotel/Casino, opened in downtown Reno, Nevada. As a condition of the joint venture's $230 million bank credit agreement, the Company is obligated under a make-well agreement to make additional contributions to the joint venture as may be necessary to maintain a minimum coverage ratio (as defined).

    MANDALAY BAY

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

    MASTERPLAN MILE

    The Company's development plan for Masterplan Mile (the acreage with approximately one mile of frontage on the Las Vegas Strip including the Mandalay Bay, Luxor and Excalibur sites) includes various core components which will be cross-marketed to guests at the Company's existing and future hotel/casinos within Masterplan Mile. These components include a 125,000-square-foot convention facility (which opened March 12, 1999) and a 12,000-seat arena (which opened April 10, 1999). The total cost of the convention facility and arena (excluding land, capitalized interest and preopening expenses) was approximately $125 million. Additional core components include a monorail system (which opened April 10, 1999) linking the Company resorts within Masterplan Mile, as well as a Sea of Predators aquarium exhibit, which is currently under construction and is expected to open in early summer 2000. The cost of the monorail (excluding land, capitalized interest and preopening expenses) was approximately $40 million. The estimated cost of the aquarium (excluding land, capitalized interest and preopening expenses) is approximately $45 million, of which $16.9 million had been incurred as of October 31, 1999. The Company may add other core components to its development plan for Masterplan Mile in the future.

    DETROIT

    The Company has formed a joint venture with the Detroit-based Atwater Casino Group to build, own and operate a hotel/casino in Detroit, Michigan. This joint venture is one of three groups which negotiated development agreements with the city. The Company had an initial 45% ownership interest in the joint venture. Effective December 14, 1999, the Company acquired a portion of the other interest at a cost of $38.4 million, thus increasing its ownership interest to approximately 53.5%.

    Pending its development of a permanent hotel/casino, the joint venture has completed construction of a temporary casino in downtown Detroit, which opened December 14, 1999. The temporary casino contains approximately 75,000 square feet of gaming space, with approximately 2,600 slot machines and 136 table games, plus five restaurants and a 3,000-space parking facility. The cost of the temporary casino, including land and capitalized interest, was approximately $150 million, which was financed pursuant to the joint venture's $150 million credit facility secured by the assets associated with the temporary casino. The Company has guaranteed this credit facility subject to the release of the guaranty if certain performance measures are reached. The joint venture's operation of the temporary casino is subject to ongoing regulatory oversight and its ability to proceed with a permanent hotel/ casino facility is contingent upon the receipt of all necessary gaming approvals and satisfaction of other customary conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)

    The Detroit joint venture is planning a $600 million permanent hotel/casino facility. The Company is expected to contribute 20% of this amount in the form of equity, and the joint venture will seek project-specific financing for the balance. The development agreement provides that the Company will guarantee completion of the permanent facility and will enter into a keep-well guarantee with the city, pursuant to which the Company could be required to contribute additional funds, if and as needed, to continue operation of the project for a period of two years. This keep-well agreement also applies to the temporary casino. The Company has issued letters of credit in an aggregate amount of $50 million for the benefit of Bank of America to back letters of credit in the same aggregate amount issued by Bank of America to secure payments of principal and interest on bonds issued by the Economic Development Corporation of the City of Detroit, the proceeds of which are to be used to finance costs related to the acquisition of and other activities relating to the land on which the permanent facility will be built.

    The constitutionality of the Detroit Casino Competitive Selection Process and the Michigan Gaming Control and Revenue Act, which govern the selection and licensing of casino developers in the City of Detroit, has been challenged in separate federal court proceedings initiated by the Lac Vieux Band of Lake Superior Chippewa Indians and by Barden Detroit Casino, L.L.C. No assurance can be given regarding the timing and outcome of either proceeding. If the federal courts determine that either the Detroit Casino Competitive Selection Process or the Michigan Gaming Control and Revenue Act is defective and this determination is upheld, this may impact the validity of the Development Agreement entered into between the joint venture and the City of Detroit which, in turn, could adversely impact the status of the joint venture's operation of the temporary facility, as well as the certificate of suitability and casino license for the permanent facility.

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

LIQUIDITY

    The Company believes that -- through the combination of its operating cash flows, credit facility and ability to raise additional funds through capital markets -- it has sufficient capital resources to meet all of its existing cash obligations, fund its capital commitments on the projects under way and strategically repurchase shares of the Company's common stock. As of October 31, 1999, under its most restrictive loan covenant, the Company could issue additional debt of approximately $337 million, and was restricted as to the purchase of its own capital stock in excess of $411 million. The Company's Board of Directors has authorized a share repurchase program for up to 15% of the outstanding shares, as market conditions and other factors warrant. This authorization replaces a former 15% authorization that was utilized over a four-year span.

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

    The Company is also exposed to the risk of possible failure of IT and non-IT systems external to the Company's operations ("external risk factors"). These external risk factors arise from the fact that the Company's operations, like those of most businesses, are dependent upon numerous other private and public entities. While such risk factors are not the responsibility of the Company and their remediation is beyond the Company's control, we are monitoring these risks and have formed contingency plans as warranted. As a result of the external risk factors, the Company may be materially and adversely impacted even if its own IT and non-IT systems and equipment are Year 2000-compliant. The most significant of these factors are as follows:

    --One or more of the Company's suppliers or its joint ventures' suppliers could experience Year 2000 problems that impact their ability to provide goods and services. The Company believes that such a disruption would have a limited impact due to the availability of alternative suppliers.

    --One or more of the Company's utility providers (of electric, natural gas, water, sewer, garbage collection and similar services) could experience Year 2000 problems that impact their ability to provide their services. Furthermore, the Company could be adversely impacted if utility services were significantly disrupted in any of its key customer markets (e.g., southern California), as this could alter the customary flow of visitors from the affected market.

    --Airline service to and from the principal markets in which the Company operates could be disrupted by Year 2000 problems, which would limit the ability of potential customers to visit our properties.

    --The possible disruption of banking services due to Year 2000 problems could impair the Company's daily financial transactions, including the deposit of monies and processing of checks. Furthermore, credit card processing and customers' access to cash via automated teller machines could also be disrupted.

    The Company has developed contingency plans to address those identified risks for which the Company believes viable alternatives exist. However, given the nature of many of the external risk factors, the Company does not believe viable alternatives are available. For example, the Company cannot develop a meaningful contingency plan to address a disruption in airline service. Consequently,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)

the occurrence of any of the aforementioned disruptions could, depending upon their severity and duration, have a material adverse impact on operating results.

    APPROACH

    The Company established a task force to coordinate its response to the Year 2000. This task force, which reports to the Audit Committee of the Board of Directors, includes the Company's Chief Accounting Officer, the Chief Internal Auditor, the Director of Information Services, as well as support staff. Previously, the Company engaged an outside consultant who helped establish a program for dealing with the Year 2000 issue. The Company has implemented this program at its wholly owned properties and at its joint venture properties. The program consists of the following phases:

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

    STATUS

    Phases 1 through 3 are complete. Phase 4 is substantially complete, though some elements of testing are continuing. Based upon the analysis conducted to date, the Company believes that all of the critical systems at its wholly owned and joint venture properties are currently compliant or will be compliant by the end of the year. To date, the most significant Year 2000 requirement that has been identified is the need to replace older personal computers whose systems are not Year 2000 compatible.

    COSTS

    The Company currently estimates that the total cost to the Company of making its systems and those of its joint venture properties Year 2000 compliant will be in the range of $5 to $10 million, of which approximately $6.0 million had been incurred as of October 31, 1999. Most of this cost relates to the acquisition of new computer hardware to replace noncompliant personal computers and the purchase of new software to replace noncompliant software. These costs are being capitalized and the equipment and software depreciated over their expected useful lives. To the extent existing hardware or software is replaced, the Company will recognize a loss currently for the undepreciated balance. This loss is included in the above cost estimate. Furthermore, all costs related to software modification, as well as all costs associated with the Company's administration of its Year 2000 project, are being expensed as incurred and are likewise included in the cost estimate above.

                     MANDALAY RESORT GROUP AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    As of October 31, 1999 there were no material changes to the information incorporated by reference in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  The following exhibits are filed as part of this report:

4(a).      Interest Rate Swap Agreement, dated as of September 27,
           1999, by and between the Company and Bank of America, N.A.

4(b).      Interest Rate Swap Agreement, dated as of September 27,
           1999, by and between the Company and Bank of America, N.A.

4(c). Interest Rate Swap Agreement, dated as of October 13, 1999, by and between the Company and Bank of America, N.A.

 27.       Financial Data Schedule for the nine months ended
           October 31, 1999 as required under EDGAR.

    (b) REPORTS ON FORM 8-K. No report on Form 8-K was filed during the period covered by this report.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  MANDALAY RESORT GROUP
                                          --------------------------------------

                                                       (Registrant)

Date: December 14, 1999                   By  /s/ GLENN SCHAEFFER
                                          --------------------------------------

                                              Glenn Schaeffer

                                              PRESIDENT, CHIEF FINANCIAL

                                              OFFICER AND TREASURER

                               INDEX TO EXHIBITS

 EXHIBIT
   NO.                             DESCRIPTION
---------                          -----------
4(a).      Interest Rate Swap Agreement, dated as of September 27,
           1999, by and between the Company and Bank of America, N.A.

4(b).      Interest Rate Swap Agreement, dated as of September 27,
           1999, by and between the Company and Bank of America, N.A.

4(c). Interest Rate Swap Agreement, dated as of October 13, 1999, by and between the Company and Bank of America, N.A.

 27.       Financial Data Schedule for the nine months ended
           October 31, 1999 as required under EDGAR.