Form 10-K405/A
period 1999-01-31
MANDALAY RESORT GROUP
filed 2000-03-29
CIK 725549

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

                  OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________________to______________________

Commission File Number                  1-8570
                      -------------------------------------------

        MANDALAY RESORT GROUP (formerly Circus Circus Enterprises, Inc.)
             (Exact name of Registrant as specified in its charter)

          NEVADA                                           88-0121916
------------------------------                 -------------------------------
State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                                No.)

3950 LAS VEGAS BOULEVARD SOUTH, LAS VEGAS, NEVADA                     89119
-------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:(702)632-6700
                                                   -------------

Securities registered pursuant to Section 12(b) of the Act:

                                         Name of Each Exchange
Title of Each Class                        On Which Registered
-------------------                     ---------------------------
Common Stock, $.01-2/3                  New York Stock Exchange and
     Par Value                                 Pacific Exchange
Common Stock Purchase Rights             New York Stock Exchange and
                                               Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No
                                              ---    ---

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

         The number of shares of Registrant's Common Stock, $.01-2/3 par value, outstanding at April 19, 1999: 90,258,088.

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

Item 8 is amended and restated as follows solely for the purpose of including the financial statements of Elgin Riverboat Resort-Riverboat Casino for the year ended December 31, 1999 as required by Rule 3-09 of Regulation S-X. Through its wholly owned subsidiary, Nevada Landing Partnership, the Company owns a 50% interest in Elgin Riverboat Resort - Riverboat Casino. Item 14 is also amended and restated to include the consent of independent public accountants relating to the above-mentioned financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Incorporated herein by reference are pages 37 through 53 of the 1999 Annual Report, which pages are included as part of Exhibit 13 to this Report.


Year Ended January 31, 1999
(in thousands, except per share amounts)

                               1st          2nd          3rd          4th
                             Quarter      Quarter      Quarter      Quarter       Total
                            --------------------------------------------------------------
Revenue                     $ 356,962    $ 384,661    $ 382,449    $ 355,708    $1,479,780
Income from operations         61,059       66,105       64,257       51,358       242,779
Income before income tax       35,794       40,043       39,289       25,689       140,815
Net income                     21,607       25,285       23,716       14,590        85,198
Basic earnings per share    $     .23    $     .27    $     .25    $     .16    $      .90
Diluted earnings per share  $     .23    $     .27    $     .25    $     .16    $      .90


Year Ended January 31, 1998
(in thousands, except per share amounts)

                               1st          2nd          3rd          4th
                             Quarter      Quarter      Quarter      Quarter       Total
                            --------------------------------------------------------------
Revenue                     $ 344,098    $ 343,292    $ 341,852    $ 325,245    $1,354,487
Income from operations         82,638       62,747       59,650       31,465       236,500
Income before income tax       59,367       38,876       43,061        6,618       147,922
Net income                     37,489       24,488       27,223          708        89,908
Basic earnings per share    $     .40    $     .26    $     .29    $     .01    $      .95
Diluted earnings per share  $     .39    $     .26    $     .29    $     .01    $      .94

Elgin Riverboat Resort - Riverboat Casino

Balance Sheets

DECEMBER 31, 1999 AND 1998

    ASSETS                                 1999                1998

Current assets:
  Cash and cash equivalents            $43,684,544        $  34,006,385
  Accounts receivable, net of
   allowance for doubtful accounts
   of $191,911 at December 31, 1999        690,069                3,722
  Inventories                              420,586              271,271
  Prepaid expenses                       1,087,828            1,251,757
                                       -----------         ------------

     Total current assets               45,883,027           35,533,135

Property and equipment, net             76,538,358           82,770,290

Other assets                                55,400               54,500
                                       -----------         ------------

     Total assets                     $122,476,785         $118,357,925
                                      ============         ============


         LIABILITIES AND PARTNERS' EQUITY

Current liabilities:

  Accounts payable                    $    392,681        $    803,668
  Accrued liabilities                   38,615,364          30,900,933
                                      ------------         -----------
     Total current liabilities          39,008,045          31,704,601
                                      ------------          ----------
     Total liabilities                  39,008,045          31,704,601

Partners' equity                        83,468,740          86,653,324
                                      ------------        ------------
     Total liabilities and
       partners' equity               $122,476,785        $118,357,925
                                      ============        ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

Elgin Riverboat Resort - Riverboat Casino

Statements of Operations

FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                       1999          1998          1997
Revenues:
 Casino                           $316,840,285  $256,167,427  $241,943,689
 Food and beverage                  27,157,258    20,433,412    18,550,330
 Admissions and other               10,608,140     9,814,091     9,808,754
                                   -----------   -----------   -----------

                                   354,605,683   286,414,930   270,302,773

Less: promotional allowances       (27,197,384)  (20,214,157)  (18,664,088)
                                   -----------   -----------   -----------
                                   327,408,299   266,200,773   251,638,685
                                   -----------   -----------   -----------

Operating expenses:
 Casino                            168,220,654   134,456,692    99,702,338
 Food and beverage                   6,379,957     6,924,198     6,612,865
 General and administrative         39,378,146    32,706,338    37,431,032
 Depreciation and amortization       9,111,407     9,159,722     8,528,455
 Other operating expenses           14,080,875    13,768,135    10,713,224
                                   -----------   -----------   -----------

                                   237,171,039   197,015,085   162,987,914
                                   -----------   -----------   -----------

Operating income                    90,237,260    69,185,688    88,650,771
                                   -----------   -----------   -----------

Other income (expense):
 Interest income                     1,029,656     1,002,700       990,908
 Gain (loss) on asset disposal          48,500      (242,916)     (225,723)
                                   -----------   -----------   -----------
                                     1,078,156       759,784       765,185
                                   -----------   -----------   -----------
Net income                         $91,315,416   $69,945,472   $89,415,956
                                   ===========   ===========   ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

Elgin Riverboat Resort - Riverboat Casino

Statements of Partners' Equity

FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 1999

                                  LANDING
                                PARTNERSHIP       RBG, L.P.         TOTAL
Balance, January 1, 1997       $51,995,948       $51,995,948    $103,991,896

Net income                      44,707,978        44,707,978      89,415,956

Distributions to partners      (49,250,000)      (49,250,000)    (98,500,000)
                                ----------        ----------      ----------

Balance, December 31, 1997      47,453,926        47,453,926      94,907,852

Net income                      34,972,736        34,972,736      69,945,472

Distributions to partners      (39,100,000)      (39,100,000)    (78,200,000)
                                -----------       ----------      ----------

Balance, December 31, 1998      43,326,662        43,326,662      86,653,324

Net income                      45,657,708        45,657,708      91,315,416

Distributions to partners      (47,250,000)      (47,250,000)    (94,500,000)
                                ----------        ----------      ----------

Balance, December 31, 1999     $41,734,370       $41,734,370     $83,468,740
                                ==========        ==========      ==========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

Elgin Riverboat Resort - Riverboat Casino

Statements of Cash Flows

FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 1999

                                                   1999            1998            1997
Cash flows from operating activities:
   Net income                                  $91,315,416     $69,945,472     $89,415,956
   Adjustments to reconcile net income
       to net cash provided by operating
       activities:
   Depreciation and amortization                 9,111,407       9,159,722       8,528,455
   Net (gain) loss from sale of asset              (48,500)        242,916         225,723
   Increase (decrease) in cash attributable
    to changes in assets and liabilities:
     Accounts receivable                          (686,347)         76,648         106,671
     Inventories                                  (149,315)        119,004         (71,770)
     Prepaid expenses                              163,929         678,539         (20,295)
     Other assets                                     (900)        182,620         728,378
     Accounts payable                             (410,987)        370,261          (1,351)
     Accrued expenses                            7,714,431      (2,385,358)     14,578,616
                                               -----------     -----------     -----------
    Net cash provided by operating
        activities                             107,009,134      78,389,824     113,490,383
                                               -----------     -----------     -----------

Cash flows from investing activities:
   Capital expenditures                         (2,879,475)     (3,063,911)     (1,788,594)
   Proceeds from sale of fixed assets               48,500           1,201         208,365
                                               -----------     -----------     -----------
    Net cash used in investing activities       (2,830,975)     (3,062,710)     (1,580,229)

Cash flows from financing activities:
   Distributions to partners                   (94,500,000)    (78,200,000)    (98,500,000)
                                               -----------     -----------     -----------
    Net cash used in financing activities      (94,500,000)    (78,200,000)    (98,500,000)
                                               -----------     -----------     -----------
    Net increase (decrease) in cash and
      cash equivalents                           9,678,159      (2,872,886)     13,410,154

Cash and cash equivalents, beginning of year    34,006,385      36,879,271      23,469,117
                                               -----------     -----------     -----------
Cash and cash equivalents, end of year         $43,684,544     $34,006,385     $36,879,271
                                               ===========     ===========     ===========

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

         Promotional Allowances

         The retail value of admissions, food and beverage, and other complimentary items furnished to customers without charge is included in gross revenue and then deducted as promotional allowances. Additionally, the estimated costs of providing such promotional allowances have been included in casino expenses as follows:

                                              1999             1998            1997
                  Admissions and other    $ 9,843,693      $10,705,450     $10,503,250
                  Food and beverage        13,788,717       10,013,585       8,276,075
                                          -----------      -----------     -----------
                                          $23,632,410      $20,719,035     $18,779,325
                                          ===========      ===========     ===========

         Cash and Cash Equivalents

         The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Joint Venture maintains cash balances at a financial institution in excess of federally insured limits.

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

                   Buildings                                     39 years
                   Riverboat                                     20 years
                   Land improvements                             15 years
                   Furniture, fixtures and equipment,
                     gaming and computer equipment              2-7 years

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

         Reclassifications

         Certain 1998 footnote disclosure amounts have been reclassified to conform with 1999 presentation.

       ELGIN RIVERBOAT RESORT - RIVERBOAT CASINO

3.       Property and Equipment:

         A summary of property and equipment at December 31, 1999 and 1998 is as follows:

                                                     1999           1998
          Buildings                              $29,070,069    $29,070,069
          Riverboat                               52,799,655     52,799,655
          Land improvements                        5,517,891      5,517,891
          Furniture, fixtures and equipment,
           gaming and computer equipment          33,411,141     30,569,402
          Construction in progress                    33,228              -
                                                ------------   ------------
                Total property and equipment     120,831,984    117,957,017

          Less: accumulated depreciation and
           amortization                           44,293,626     35,186,727
                                                ------------   ------------
                Property and equipment, net     $ 76,538,358   $ 82,770,290
                                                ============   ============

4.       Accrued Liabilities

         A summary of accrued liabilities at December 31, 1999 and 1998 is as follows:

                                                     1999          1998
          Accrued "Grand Victoria Foundation"
           & Kane County donation                 $24,394,158   $19,177,996
          Accrued payroll, vacation and related
           taxes                                    2,355,796     2,761,299
          Reserve for slot club redemptions         2,570,533     2,347,360
          Accrued rent expense                      1,180,221       762,308
          Accrued property taxes                      750,000       828,727
          Reserve for progressive jackpots          3,137,545     1,989,831
          Unredeemed chip/token liability             651,214       564,805
          Accrued employees' tips                     244,025       417,443
          Accrued gaming and sales taxes              477,264       288,840
          Kane County Forest Preserve trust
           agreement                                  125,000       125,000
          Accrued liability insurance                 570,901       117,488
          Accrued audit and legal                     205,100        60,471
          Unclaimed property liability                149,671       100,005
          Other                                     1,803,936     1,359,360
                                                  -----------   -----------
              Total accrued liabilities           $38,615,364   $30,900,933
                                                  ===========   ===========

       ELGIN RIVERBOAT RESORT - RIVERBOAT CASINO

5.       Fair Value of Financial Instruments

         The carrying amounts of cash and cash equivalents approximate fair value because of the short maturity of these instruments.

6.       Leases

         In accordance with the Ground Lease and Development Agreement, as amended, (the "Agreement") the Joint Venture leases land for a term of ten years commencing with the initial issuance of the IGB license, with the right to renew the Agreement for successive five year terms, not to exceed a total lease term of thirty years. The Agreement requires annual lease payments equal to the greater of (i) $107,195 or (ii) three percent of the Joint Venture's annual net operating income, as defined.

         During the construction of the riverboat casino facility, certain costs were incurred by the Joint Venture on behalf of the City of Elgin (the "City") which will be utilized to offset the future percentage rent payments described in (ii) above. The remaining unrecovered costs as of December 31, 1998 was $182,620. No amounts remained as of December 31, 1999.

         The future minimum lease commitments under the ground lease as of December 31, 1999 are as follows:

              2000                                107,195
              2001                                107,195
              2002                                107,195
              2003                                107,195
              2004                                 81,938

         Rent expense for the years ended December 31, 1999, 1998 and 1997 were $3,931,310, $3,039,686, and $3,890,851, respectively.

7.       Commitments

         Pursuant to an agreement with the City of Elgin, the Joint Venture has guaranteed that the City shall receive at least $500,000 annually resulting from a combination of lease payments and admission taxes. For each of the three years ended December 31, 1999, 1998 and 1997, the Joint Venture has paid amounts in excess of the guarantee.

       ELGIN RIVERBOAT RESORT - RIVERBOAT CASINO

7.       Commitments, continued

         Pursuant to the Fox River Trust Agreement, entered into on July 20, 1993, the Joint Venture has agreed to make certain payments to a trust fund for the benefit of the Fox River. Annual contributions of $500,000 commenced on October 6, 1995, the initial anniversary date of the issuance of the IGB license, and will continue for twelve successive years. The Joint Venture has agreed to contribute to both Kane County and to a foundation that has been established for the benefit of educational, environmental and economic development programs in the region. The total commitment is equal to 20% of adjusted net operating income ("ANOI"), as defined. This commitment must be paid within 120 days of the end of the fiscal year for which it has been calculated. Donation expense for the years ended December 31, 1999, 1998, and 1997 were $24,394,158, $19,177,996 and $23,993,096, respectively.

8.       Related Party Transactions

         Employment expenses for certain key Joint Venture employees are paid by one of the Joint Venture Partners. The Joint Venture partner is then reimbursed by the Joint Venture for these expenses.

9.       Profit Sharing Plan

         The Joint Venture contributes to a defined contribution plan which provides for contributions in accordance with the plan document. The plans cover substantially all employees. The Joint Venture contributes a set dollar amount to all eligible employees as well as a matching contribution of 25% of employee contributions limited to specified dollar amount as stated in the plan document. The Joint Venture expensed contributions in the amount of $404,175, $392,740 and $293,261 in 1999, 1998 and 1997, respectively.

Report of Independent Accountants

To the Partners of the Elgin Riverboat Resort -
   Riverboat Casino

In our opinion, the accompanying balance sheets and the related statements of operations, partners' equity and cash flows present fairly, in all material respects, the financial position of Elgin Riverboat Resort - Riverboat Casino ("Joint Venture") at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Joint Venture's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                       PRICEWATERHOUSECOOPERS LLP


January 14, 2000

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)(1)   Consolidated Financial Statements:

MANDALAY RESORT GROUP AND SUBSIDIARIES (formerly known as Circus Circus Enterprises, Inc.)

                                                                            PAGE
                                                                            ----
Consolidated Balance Sheets as of January 31, 1999 and
   1998 ..................................................................   38*

Consolidated Statements of Income for the three years
   ended January 31, 1999 ................................................   39*

Consolidated Statements of Cash Flows for the three
   years ended January 31, 1999 ..........................................   40*

Consolidated Statements of Stockholders' Equity for
   the three years ended January 31, 1999 ................................   41*

Notes to Consolidated Financial Statements ...............................   42*

Report of Independent Public Accountants .................................   55*

         (a)(2)   Supplemental Financial Statement Schedules:

         None.

ELGIN RIVERBOAT RESORT - RIVERBOAT CASINO

Balance Sheets as of December 31, 1999 and 1998 ..........................    3**

Statements of Operations for the three years ended
December 31, 1999 ........................................................    4**

Statements of Partners' Equity for each of the three
years ended December 31, 1999 ............................................    5**

Statements of Cash Flows for each of the three years
ended December 31, 1999 ..................................................    6**

Notes to Financial Statements ............................................    7**

Report of Independent Accountants ........................................   12**


-----------------

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

4(z).       Supplemental Indenture, dated November 20, 1998, by and between the
            Company and The Bank of New York, as Trustee, with respect to the Company's 9-1/4% Senior Subordinated Notes due December 1, 2005.
            (Incorporated by reference to Exhibit 4(b) to the Company's
            Quarterly Report on Form 10-Q for the quarterly period ended October
            31, 1998.)

4(aa). 9-1/4% Senior Subordinated Notes due December 1, 2005 in the principal amount of $275,000,000. (Incorporated by reference to Exhibit 4(c) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998.)


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

10(h).* 1998 Stock Option Plan. (Incorporated by reference to Exhibit 4(g) to the Company's Registration Statement (No.333-51073) on Form S-8.)

10(i).      1999 Non-employee Directors Stock Option Plan.

10(j).*     Circus Circus Enterprises, Inc. Executive Compensation Insurance
            Plan. (Incorporated by reference to Exhibit 10(i) to the Company's
            Annual Report on Form 10-K for the fiscal year ended January 31, 1992.)

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

10(ee).*    Executive Officer Annual Bonus Plan. (Incorporated by reference to
            Exhibit 10(hh) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1995.)


10(ff).*    Amendment and Restatement of Employment Agreement dated November 1,
            1997, by and between the Company and Clyde Turner. (Incorporated by reference to Exhibit 10(ee) to the Company's Annual Report on Form
            10-K for the fiscal year ended January 31, 1998.)

10(gg).* Agreement and Release dated January 17, 1998, by and between the Company and Clyde Turner. (Incorporated by reference to Exhibit
            10(ff) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.)

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

10(qq). Amendment dated February 28, 1996 to the Joint Venture Agreement between Nevada Landing Partnership and RBG, L.P. (Incorporated by reference to Exhibit 10(ww) to the Company's Annual Report on Form
            10-K for the fiscal year ended January 31, 1996.)

10(rr). Reducing Revolving Loan Agreement, dated as of December 21, 1994, among Victoria Partners, each bank party thereto, The Long-Term
            Credit Bank of Japan, Ltd., Los Angeles Agency, and Societe
            Generale, as Co- agents, and Bank of America National Trust and
            Savings Association, as Administrative Agent (without Schedules or
            Exhibits) (the "Victoria Partners Loan Agreement"). (Incorporated by reference to Exhibit 99.2 to Amendment No. 1 on Form 8-K/A to the
            Current Report on Form 8-K dated December 9, 1994 of Mirage Resorts,
            Incorporated. Commission File No. 1-6697.) (Incorporated by reference to Exhibit 10 (ww) to the Company's Annual Report on Form
            10-K for the fiscal year ended January 31, 1996.)

10(ss).     Amendment No. 1 to the Victoria Partners Loan Agreement, dated as of
            January 31, 1995. (Incorporated by reference to Exhibit 10(uu) to the Annual Report on Form 10-K for the year ended December 31, 1994 of Mirage Resorts, Incorporated. Commission File No. 1- 6697.)

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

21.         Subsidiaries of the Company.

23.         Consent of Arthur Andersen LLP.

23(b)       Consent of PricewaterhouseCoopers LLP

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


                                     MANDALAY RESORT GROUP
                                     (formerly Circus Circus Enterprises, Inc.)

Dated: March 23, 2000                By: GLENN SCHAEFFER
                                        ----------------------------------
                                        Glenn Schaeffer,
                                        President, Chief Financial Officer
                                        and Treasurer

                                INDEX TO EXHIBITS
                                   FORM 10-K/A
                                Fiscal Year Ended
                                January 31, 1999

Exhibit
Number
-------
23(b).       Consent of PricewaterhouseCoopers LLP.
