Form 10-K405
period 2000-01-31
MANDALAY RESORT GROUP
filed 2000-05-01
CIK 725549

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

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-8570

                             MANDALAY RESORT GROUP

             (Exact name of Registrant as specified in its charter)

                     NEVADA                                           88-0121916
         State or other jurisdiction of                  (I.R.S. Employer Identification No.)
         incorporation or organization)

3950 LAS VEGAS BOULEVARD SOUTH, LAS VEGAS, NEVADA                       89119
    (Address of principal executive offices)                          (Zip Code)

       Registrant's telephone number, including area code: (702)632-6700

Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------               ---------------------------------------------
      Common Stock, $.01 2/3 Par Value         New York Stock Exchange and Pacific Exchange
        Common Stock Purchase Rights           New York Stock Exchange and Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock of the Registrant held by persons other than the Registrant's directors and executive officers as of April 20, 2000 (based upon the last reported sale price on the New York Stock Exchange on such date) was $1,139,976,346.

    The number of shares of Registrant's Common Stock, $.01 2/3 par value, outstanding at April 20, 2000: 78,008,229.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    PART II--Portions of the Registrant's Annual Report to Stockholders for the year ended January 31, 2000 are incorporated by reference into Items 7 through 8, inclusive.

    PART III--Portions of the Registrant's definitive proxy statement in connection with the annual meeting of stockholders to be held on June 15, 2000, are incorporated by reference into Items 10 through 13, inclusive.

                                     PART I

ITEM 1. BUSINESS.

    IN THIS REPORT, WHEN WE USE THE TERMS "WE," "OUR" AND "US," WE ARE REFERRING TO MANDALAY RESORT GROUP AND ITS SUBSIDIARIES AS A COMBINED ENTITY, EXCEPT WHERE IT IS CLEAR THAT REFERENCE IS ONLY TO MANDALAY RESORT GROUP. WHEN WE USE THE TERM "MANDALAY," IT REFERS ONLY TO MANDALAY RESORT GROUP. EXCEPT AS OTHERWISE INDICATED, CROSS REFERENCES IN THIS REPORT ARE TO SECTIONS IN THIS ITEM 1.

OVERVIEW

    We are one of the largest hotel-casino operators in the United States in terms of guest rooms and casino square footage. We have the largest scaled hotel-casino resort development in Las Vegas, the world's largest gaming market. This "masterplan mile" consists of three interconnected megaresorts on 230 acres, including our newest property, Mandalay Bay. We operate 16 properties with more than 27,000 guest rooms and more than one million square feet of casino space in Nevada, Mississippi, Illinois and Michigan. Of these properties, 12 are wholly owned and have more than 22,400 guest rooms and more than 800,000 square feet of casino space. In addition, we own a 50% interest in each of three joint venture casino properties with approximately 4,700 guest rooms and more than 200,000 square feet of casino space and a 53.5% interest in a fourth joint venture casino with approximately 75,000 square feet of casino space.

    We have provided below information as of January 31, 2000 about our properties that we wholly own and operate, except as otherwise indicated.

                                                            APPROXIMATE
                                                 GUEST     CASINO SQUARE               GAMING     PARKING
LOCATION/PROPERTY                                ROOMS        FOOTAGE      SLOTS(1)   TABLES(2)    SPACES
-----------------                               --------   -------------   --------   ---------   --------
LAS VEGAS, NEVADA
  Mandalay Bay(3).............................    3,700        135,000       2,287        130       7,000
  Luxor.......................................    4,404        120,000       2,031        107       3,200
  Excalibur...................................    4,008        110,000       2,436         80       4,000
  Circus Circus...............................    3,744        109,000       2,249         79       4,700
  Monte Carlo (50% Owned).....................    3,002         90,000       2,073         72       4,000
  Slots-A-Fun.................................       --         16,700         526         27          --
RENO, NEVADA
  Circus Circus...............................    1,572         60,000       1,724         73       3,000
  Silver Legacy (50% Owned)...................    1,711         85,000       2,186         79       1,800
LAUGHLIN, NEVADA
  Colorado Belle..............................    1,226         64,000       1,269         41       1,700
  Edgewater...................................    1,450         44,000       1,315         37       2,300
JEAN, NEVADA
  Gold Strike.................................      812         37,000       1,020         20       2,100
  Nevada Landing..............................      303         36,000       1,020         21       1,400
HENDERSON, NEVADA
  Railroad Pass...............................      120         21,000         368          9         600
TUNICA COUNTY, MISSISSIPPI
  Gold Strike.................................    1,066         48,000       1,482         50       1,400
DETROIT, MICHIGAN
  MotorCity Casino (53.5% Owned)(4)...........       --         75,000       2,600        136       3,450
ELGIN, ILLINOIS
  Grand Victoria (50% Owned)..................       --         36,000         994         53       2,000
                                                 ------      ---------      ------      -----      ------
Total.........................................   27,118      1,086,700      25,580      1,014      42,650
                                                 ======      =========      ======      =====      ======

------------------------

(1) Includes slot machines and other coin-operated devices.

(2) Generally includes blackjack ("21"), craps, pai gow poker, Caribbean stud poker, wheel of fortune and roulette. Mandalay Bay also offers baccarat.

(3) This property, which opened March 2, 1999, includes a Four Seasons Hotel with 424 guest rooms that we own and Four Seasons Hotels Limited manages.

(4) This property, which opened December 14, 1999, is being operated pending the construction of a permanent hotel-casino facility.

NEW PROPERTIES

    Mandalay Bay, our newest megaresort, opened on March 2, 1999. The 43-story South Seas themed hotel-casino resort is located on approximately 60 acres on the Las Vegas Strip, adjacent to our Luxor and Excalibur properties. Within Mandalay Bay is a Four Seasons Hotel with 424 guest rooms that provides visitors with the only luxury "five-diamond" hospitality experience in Las Vegas. The Four Seasons brand name has allowed us to successfully target premium customers who are willing to spend more money for a total resort experience. Mandalay Bay's attractions include an 11-acre tropical lagoon featuring a sand-and-surf beach and a three-quarter-mile lazy river ride. The property also features 13 restaurants as well as a House of Blues nightclub and restaurant, including its signature Foundation Room on the resort's top floor. Additional amenities include a 125,000-square-foot convention facility and a 30,000-square-foot spa. The property offers multiple entertainment venues that include a 1,700-seat showroom, the rumjungle nightclub and a 12,000-seat special events arena that features additional entertainment and sporting events.

    Mandalay Bay is the centerpiece of our 230-acre development that we refer to as our masterplan mile. Mandalay Bay and our other masterplan mile resorts, Luxor and Excalibur, function as a cluster of interconnected entertainment destinations with more than 12,000 guest rooms and more than 360,000 square feet of casino space that have no similarly scaled competition in the United States. Our masterplan mile, with its approximately one mile of frontage on the Las Vegas Strip, is a "Strip within the Strip" that offers our guests three distinctively themed hotel-casinos, complemented by an array of restaurants, shops and entertainment venues catering to a broad spectrum of Las Vegas visitors. Mandalay Bay, Luxor and Excalibur are connected by a monorail system as well as a climate-controlled skyway system. We are also constructing an aquarium exhibit, the Shark Reef at Mandalay Bay, which is expected to open in the summer of 2000 and will be cross-marketed to guests at all of the hotel-casinos within our masterplan mile.

    On December 14, 1999, along with our joint venture partner, Atwater Casino Group, we opened MotorCity Casino, a temporary casino facility in Detroit, Michigan, which is being operated pending the construction of a permanent hotel-casino. We currently plan to build a $600 million hotel-casino. We are committed to contribute 20% of the development costs in the form of equity and we plan to fund the balance through project-specific debt financing. We chose to participate in this project due to Detroit's strong demographics and limited competition and to further diversify our cash flow stream.

PROPERTY DESCRIPTIONS

    We are providing below, additional information concerning each of our markets and our properties within those markets.

LAS VEGAS, NEVADA

    Las Vegas has seen positive market trends in 1999, driven by the opening of four new megaresorts on the Las Vegas Strip, including Mandalay Bay. In 1999, Las Vegas' visitor volume increased by 10.5% to 33.8 million visitors, average occupancy increased to 88.0% from 85.8%, and total gaming revenue increased by 14.2% to $5.7 billion in the Las Vegas market.

    MANDALAY BAY. This property, which opened March 2, 1999, is the first major resort on the Las Vegas Strip to greet visitors arriving in Las Vegas on I-15, the primary thoroughfare between Las Vegas and southern California. The 43-story South Seas themed hotel-casino resort has approximately 3,700 guest rooms (including the 424-room Four Seasons at Mandalay Bay) and a 135,000-square-foot casino which, as of January 31, 2000, featured 2,287 slot machines and 130 table games. Mandalay Bay's attractions include an 11-acre tropical lagoon featuring a sand-and-surf beach and a three-quarter-mile lazy river ride. The property features 13 restaurants, such as Charlie Palmer's Aureole, Wolfgang Puck's Trattoria Del Lupo, China Grill, rumjungle, Red Square and Border Grill, as well as a House of Blues nightclub and restaurant, including its signature Foundation Room (situated on Mandalay Bay's top floor). Additional features include a 125,000-square-foot convention facility and a 30,000-square-foot spa. Mandalay Bay offers multiple entertainment venues that include a 1,700-seat showroom, the rumjungle nightclub, and a 12,000-seat special events arena that features additional entertainment and sporting events. Mandalay Bay was designed to attract a higher income customer than we have historically targeted.

    LUXOR. This property is an Egyptian-themed hotel and casino complex situated on 64 acres of our masterplan mile, between Mandalay Bay and Excalibur. The resort features a 30-story pyramid and two 22-story hotel towers. In total, the property has 4,404 guest rooms. The resort has a 120,000-square-foot casino which, as of January 31, 2000, featured 2,031 slot machines and 107 table games. Luxor offers 20,000 square feet of convention space, a 20,000-square-foot spa, a 1,200-seat showroom that features the off-Broadway show "Blue Man Group" which opened in March 2000, a nightclub, and food and entertainment venues on three different levels beneath a soaring hotel atrium. The pyramid's 2,454 guest rooms can be reached from the four corners of the building by state-of-the-art "inclinators" which travel at a 39-degree angle. Above the pyramid's casino, the property offers a special format motion base ride and an IMAX 2D/3D theater. Luxor's other public areas include a buffet with a seating capacity of approximately 800, seven restaurants including three gourmet restaurants, as well as a snack bar, a food court featuring national fast food franchises, several cocktail lounges and a variety of specialty shops.

    EXCALIBUR. This property is a castle-themed hotel and casino complex situated on a 53-acre site immediately to the north of Luxor. Excalibur has 4,008 hotel rooms and a 110,000-square-foot casino which, as of January 31, 2000, featured 2,436 slot machines and 80 table games. Excalibur's other public areas include a Renaissance fair, a medieval village, an amphitheater with a seating capacity of nearly 1,000 where nightly mock jousting tournaments and costume drama are presented, two dynamic motion theaters, various artisans' booths and medieval games of skill. In addition, Excalibur has a buffet restaurant with a seating capacity of approximately 1,300, seven themed restaurants, as well as several snack bars, cocktail lounges and a variety of specialty shops.

    CIRCUS CIRCUS-LAS VEGAS. This property, which is our original resort, is a circus-themed hotel and casino complex situated on approximately 69 acres on the north end of the Las Vegas Strip. The property features 3,744 guest rooms and a 109,000-square-foot casino which, as of January 31, 2000, featured 2,249 slot machines and 79 table games. From a "Big Top" above the casino, Circus Circus-Las Vegas offers its guests a variety of circus acts performed daily, free of charge. A mezzanine area overlooking the casino has a circus midway with carnival-style games and an arcade that offers a variety of amusements and electronic games. Three specialty restaurants, a buffet with a seating capacity of approximately 1,200, two coffee shops, three fast food snack bars, several cocktail bars and a variety of gift shops and specialty shops are also available to the guests at Circus Circus-Las Vegas. The Adventuredome, covering approximately five acres, offers theme park entertainment that includes a high-speed, double-loop, double-corkscrew roller coaster, a coursing river flume ride on white-water rapids, an IMAX motion base ride, several rides and attractions designed for preschool age children, themed carnival-style midway games, a state-of-the-art arcade, a 65-foot waterfall, animated life-size dinosaurs, food kiosks and souvenir shops, all in a climate-controlled setting under a giant space-frame dome. Circus Circus-Las Vegas also offers accommodations for approximately 384 recreational vehicles at the property's Circusland Recreational Vehicle Park.

    MONTE CARLO (50% OWNED). Through a wholly owned entity, we are a 50% participant with a subsidiary of Mirage Resorts, Incorporated in a joint venture which owns and operates Monte Carlo, a hotel and casino resort situated on 46 acres with approximately 600 feet of frontage on the Las Vegas Strip. The property is situated between Bellagio, a 3,000-room resort owned and operated by Mirage Resorts and connected to Monte Carlo by a monorail, and New York-New York, a 2,000-room hotel-casino resort owned by MGM Grand, Inc. which has announced plans to acquire Mirage Resorts. Monte Carlo's casino reflects a palatial style reminiscent of the BELLE EPOQUE, the French Victorian architecture of the late 19th century. Monte Carlo features 3,002 guest rooms and a 90,000-square-foot casino which, as of January 31, 2000, featured 2,073 slot machines and 72 table games. Amenities at Monte Carlo include three specialty restaurants, a buffet, a coffee shop, a food court, a microbrewery which features live entertainment, approximately 15,000 square feet of meeting and banquet space and tennis courts. A 1,200-seat replica of a plush vaudeville theater, including a balcony and proscenium arch, features an elaborately staged show of illusions with the world-renowned magician, Lance Burton.

RENO, NEVADA

    Reno is located near the California-Nevada state line. The Reno market caters to locals of the Lake Tahoe-Reno area and tourists primarily from northern California. In 1999, Reno's total gaming revenue increased 4.1% to $807.5 million.

    CIRCUS CIRCUS-RENO. This property is a circus-themed hotel and casino complex situated in downtown Reno, Nevada. The property features 1,572 guest rooms and a 60,000-square-foot casino which, as of January 31, 2000, featured 1,724 slot machines and 73 table games. Like its sister property in Las Vegas, Circus Circus-Reno offers its guests a variety of circus acts performed daily, free of charge. A mezzanine area has a circus midway with carnival-style games and an arcade that offers a variety of amusements and electronic games. The property also has two specialty restaurants, a buffet with a seating capacity of approximately 450, a coffee shop, a deli/bakery, a fast food snack bar, cocktail lounges, a gift shop and specialty shops.

    SILVER LEGACY (50% OWNED). Through a wholly owned subsidiary, we are a 50% participant with Eldorado Limited Liability Company in a joint venture which owns and operates Silver Legacy, a hotel-casino and entertainment complex situated on two city blocks in downtown Reno, Nevada. The property is located between Circus Circus-Reno and the Eldorado Hotel & Casino, which is owned and operated by an affiliate of our joint venture partner at Silver Legacy. Silver Legacy's casino and entertainment complex is connected at the mezzanine level with Circus Circus-Reno and the Eldorado by enclosed climate-controlled skyways above the streets between the respective properties. The property's exterior is themed to evoke images of historical Reno. At the main pedestrian entrances to the casino (located on all four sides of the complex), patrons enter by passing store fronts reminiscent of turn-of-the-century Reno. Silver Legacy's casino offers 85,000 square feet of casino space which, as of January 31, 2000, featured 2,186 slot machines and 79 table games. The hotel offers 1,711 guest rooms. Silver Legacy's attractions include a 120-foot tall mining rig, which is situated over a replica of a silver mine and extends up from the center of the casino floor into a 180-foot diameter dome structure. Silver Legacy also features four restaurants and several bars, a 25,000-square-foot special events center, custom retail shops, a health spa and an outdoor pool and sun deck.

LAUGHLIN, NEVADA

    Laughlin is situated on the Colorado River at the southern tip of Nevada approximately 90 miles south of Las Vegas. This market generates revenues primarily from southern California and Arizona residents who visit Laughlin for vacation or gambling. Typically, approximately 20% of people who visit Laughlin are first-time visitors, while 80% are repeat visitors. This market caters to a more mature population. Currently, this market has ten hotel-casinos with a total room capacity of 10,912. Between our two Laughlin properties, we have approximately 25% of the total rooms in the Laughlin market. In 1999, Laughlin's total gaming revenue increased 8.3% to $532.0 million.

    COLORADO BELLE. This property is situated on a 22-acre site on the bank of the Colorado River (with nearly 1,080 feet of river frontage) in Laughlin, Nevada. Colorado Belle, which features a 600-foot replica of a Mississippi riverboat, includes a 1,226-room hotel and a 64,000-square-foot casino which, as of January 31, 2000, featured 1,269 slot machines and 41 table games. The property also includes a 350-seat buffet, a coffee shop, three specialty restaurants, a microbrewery, fast food snack bars and cocktail lounges, as well as a gift shop and other specialty shops.

    EDGEWATER. This property is situated on a 16-acre site adjacent to Colorado Belle with nearly 1,640 feet of frontage on the Colorado River. The property has 1,450 guest rooms and a 44,000-square-foot casino which, as of January 31, 2000, featured 1,315 slot machines and 37 table games. Edgewater's facilities include a specialty restaurant, a coffee shop, a 735-seat buffet, a snack bar and cocktail lounges.

JEAN, NEVADA

    Jean is located between Las Vegas and southern California, approximately 25 miles south of Las Vegas and 12 miles north of the California-Nevada state line. The principal highway between Las Vegas and southern California is Interstate-15 which passes directly through Jean, hence, Jean attracts gaming customers almost entirely from the large number of people traveling between Las Vegas and southern California.

    GOLD STRIKE-JEAN. This property is an "Old West" themed hotel-casino located on approximately 51 acres of land on the east side of Interstate-15. The property has 812 guest rooms and a 37,000-square-foot casino which, as of January 31, 2000, featured 1,020 slot machines and 20 table games. Gold Strike also includes, among other amenities, a swimming pool and spa, several restaurants, a banquet center equipped to serve 260 people, a gift shop and an arcade. The casino has a stage bar with regularly scheduled live entertainment and a casino bar.

    NEVADA LANDING. This property is a turn-of-the-century riverboat themed hotel-casino located on approximately 55 acres of land across Interstate-15 from Gold Strike. The property has 303 guest rooms and a 36,000-square-foot casino which, as of January 31, 2000, featured 1,020 slot machines and 21 table games. Nevada Landing includes a 72-seat Chinese restaurant, a full-service coffee shop, a buffet with a seating capacity of 140, a snack bar, a gift shop, a swimming pool and spa and a 300-guest banquet facility.

HENDERSON, NEVADA

    RAILROAD PASS. This property is situated on approximately 56 acres along US-93, the direct route between Las Vegas and Phoenix, Arizona. The property has 120 guest rooms and a 21,000-square-foot casino which, as of January 31, 2000, featured 368 slot machines and nine table games. Railroad Pass includes, among other amenities, two full-service restaurants, a buffet, gift shop, two bars, swimming pool and a banquet facility that will accommodate approximately 200 guests. In contrast with our other Nevada properties, Railroad Pass caters to local residents, particularly from Henderson, who may prefer the informal, friendly atmosphere and easy access of Railroad Pass over the casinos on the Las Vegas Strip.

TUNICA COUNTY, MISSISSIPPI

    Tunica County is located 20 miles south of Memphis, Tennessee on the Mississippi River. Tunica County attracts customers from Mississippi and surrounding states, including cities such as Memphis, Tennessee and Little Rock, Arkansas.

    GOLD STRIKE-TUNICA. This property is a dockside casino situated on a 24-acre site along the Mississippi River in Tunica County, approximately three miles west of Mississippi State Highway 61 (a major north/ south highway connecting Memphis with Tunica County) and 20 miles south of Memphis. The property includes a 1,066-guest-room, 31-story hotel tower which was completed and placed in service during late 1997 and early 1998. The facilities at Gold Strike-Tunica include a 48,000-square-foot casino which, as of

January 31, 2000, featured approximately 1,482 slot machines and 50 table games. The property also features a 800-seat showroom, a coffee shop, a specialty restaurant, a 500-seat buffet, a snack bar and several cocktail lounges. Gold Strike-Tunica is part of a three-casino development covering approximately 72 acres. The other two casinos are owned and operated by unaffiliated third parties. We also own an undivided one-half interest in an additional 388 acres of land which may be used for future development.

DETROIT, MICHIGAN

    MOTORCITY CASINO (53.5% OWNED). On December 14, 1999, along with our joint venture partner, Atwater Casino Group, we opened MotorCity Casino, a temporary casino facility in Detroit, Michigan, which is being operated pending the construction of a permanent hotel-casino. The temporary casino includes approximately 75,000-square-foot casino which, as of January 31, 2000, featured approximately 2,600 slot machines and 136 table games. The property also features plus five restaurants and a 3,450-space parking facility. We currently plan to build a $600 million hotel-casino. We are committed to contribute 20% of the development costs in the form of equity and we plan to fund the balance through project-specific debt financing. We chose to participate in this project due to Detroit's strong demographics and limited competition and to further diversify our cash flow stream.

    The development agreement for Detroit provides that Mandalay will guarantee completion of the project and will enter into a keep-well guarantee with the city, pursuant to which we could be required to contribute additional funds, if and as needed, to continue operation of the permanent facility for a period of two years. When the permanent facility is completed and opened, we will manage the property and will receive a management fee for our services from the Detroit Joint Venture.

    The ability to construct, open and operate the planned permanent facility is contingent upon the receipt of all necessary gaming approvals and satisfaction of other conditions. See "Regulation and Licensing--Michigan Gaming Laws."

    Our ability to own or operate a gaming facility in Detroit, Michigan is subject to certain outstanding litigation. See "Detroit Litigation" in Item 3 of this report.

ELGIN, ILLINOIS

    GRAND VICTORIA (50% OWNED). Through a wholly owned subsidiary, we are a 50% participant with an affiliate of Hyatt Development Corporation in a joint venture which owns and operates Grand Victoria. Grand Victoria is a Victorian themed riverboat casino and land-based entertainment complex in Elgin, Illinois, a suburb approximately 40 miles northwest of downtown Chicago. The two-story vessel is 420 feet in length and 110 feet in width, and provides a maximum 80,000 square feet of casino space, approximately 36,000 square feet of which was being used as of January 31, 2000. As of that date, the casino offered 994 slot machines and 53 gaming tables. After gaming legislation was passed earlier this year, the boat now offers dockside gaming, which means its operation is no longer restricted by fixed cruising schedules. The property also features a dockside complex that contains an approximately 83,000-square-foot pavilion with an approximately 400-seat buffet, a 76-seat fine dining restaurant, a VIP lounge, two movie theaters and a gift shop. Grand Victoria is strategically located in Elgin among the residential suburbs of Chicago, with nearby freeway access and direct train service from downtown Chicago. Grand Victoria is located approximately 20 miles and 40 miles, respectively, from its nearest competitors in Aurora, Illinois and Joliet, Illinois, and holds one of only nine riverboat gaming licenses currently granted state-wide. Recently passed legislation in Illinois would allow a casino in Rosemont, approximately 16 miles from Grand Victoria. The legislation is being challenged in court. Repeal of this legislation would also repeal dockside gaming.

MARKETING

    We have historically followed a marketing and operating philosophy which has emphasized high-volume business by providing moderately priced hotel rooms, food and beverage and alternative entertainment in combination with our gaming operations. Recently at our properties, such as Mandalay Bay, and to a lesser extent Luxor, we have begun to serve higher income casino customers and to host conventions. Our philosophy remains one of providing the best value in each of the market segments where we compete.

    MANDALAY BAY. Mandalay Bay, which opened March 2, 1999, contributed 22% of our revenues in the year ended January 31, 2000. This property offers a level of entertainment and hotel accommodations which is designed to draw a higher-income customer than we have historically targeted. Designed with a South Seas theme, Mandalay Bay offers its guests internationally renowned restaurants which provide guests a wide variety of dining options. Mandalay Bay's entertainment attractions include an 11-acre lagoon with a surfing beach and a lazy river ride, a House of Blues, rumjungle, a 1,700-seat showroom and a special events arena where brand-name entertainment and sporting events are offered. In addition, Mandalay Bay's 125,000-square-foot convention facility marks our entry into competition for the convention and meeting segment of visitors to Las Vegas.

    LUXOR. Luxor contributed 17% of our revenues in the year ended January 31, 2000 (and 24% and 23%, respectively, in the years ended January 31, 1999 and 1998). This property offers a level of entertainment and hotel accommodations which is designed to attract the top segment of the middle-income stratum of customers. Designed with an Egyptian theme and highly decorated rooms, Luxor's 30-story pyramid offers its guests a tri-level entertainment area, including an IMAX theater, dynamic motion rides, a popular nightclub and theatrical revues. We completed an expansion program at Luxor in 1997 which added 1,950 new hotel rooms, a new spa, 20,000 square feet of convention space, a 1,200-seat showroom that features "Blue Man Group," which opened in March 2000, and a nightclub.

    EXCALIBUR. Excalibur contributed 14% of our revenues in the year ended January 31, 2000 (and 19% and 21%, respectively, in the years ended January 31, 1999 and 1998). This property attracts customers by offering guest rooms, food and entertainment at medium prices. By way of entertainment, the medieval castle-themed Excalibur offers a medieval village, an amphitheater where mock tournaments and costume drama are presented, dynamic motion theaters, various artisans' booths and medieval games of skill.

    CIRCUS CIRCUS-LAS VEGAS AND CIRCUS CIRCUS-RENO. Circus Circus-Las Vegas and Circus Circus-Reno together contributed 18% of our revenues in the year ended January 31, 2000 (and 24% and 25%, respectively, in the years ended January 31, 1999 and 1998). Each of these properties has a popular buffet, attractive because of its variety, quality and low price. From a "Big Top" above the casino, each of these properties offers a variety of circus acts performed free of charge to the public on a daily basis. A mezzanine area overlooking each casino has a circus midway with carnival-style games and an arcade that offers a variety of amusements and electronic games. The Adventuredome, an enclosed and climate-controlled five-acre structure, offers additional theme park attractions at Circus Circus-Las Vegas.

    COLORADO BELLE AND EDGEWATER. The Colorado Belle and Edgewater together contributed 8% of our revenues in the year ended January 31, 2000 (and 11% and 12%, respectively, in the years ended January 31, 1999 and 1998). These properties offer quality rooms, food and entertainment at moderate prices. The Colorado Belle offers a classic Mississippi riverboat theme, complete with a 60-foot paddle wheel. The Edgewater's southwestern motif provides a relaxing atmosphere to enjoy that property's casino and other facilities. Connected by a scenic walkway, the two resorts form an inviting shoreline along the Colorado River.

    GOLD STRIKE AND NEVADA LANDING. Gold Strike and Nevada Landing together contributed 4% of our revenues in the year ended January 31, 2000 (and 5% and 6%, respectively, in the years ended January 31,

1999 and 1998). These properties are located on opposite sides of I-15, the primary thoroughfare between Las Vegas and southern California, approximately 25 miles south of Las Vegas and 12 miles north of the California-Nevada border. The properties are conveniently located at the only highway interchange within 12 miles in either direction and are strategically positioned to attract visitors from the large number of people traveling to and from Las Vegas.

    GOLD STRIKE-TUNICA. Gold Strike-Tunica contributed 6% of our revenues in the year ended January 31, 2000 (and 7% and 4%, respectively, in the years ended January 31, 1999 and 1998). Gold Strike-Tunica, which is our first wholly owned casino outside of Nevada, is part of an integrated three casino development (Casino Center) that provides patrons with the opportunity to visit any of the three casinos without driving, an unique experience in the Tunica County market. In the first quarter of 1998, we completed the opening of a 31-story hotel tower with 1,066 guest rooms at Gold Strike-Tunica, which previously had no hotel rooms. This property's original Circus-themed casino and other facilities were also remodeled and rethemed into a more elegant resort.

    We maintain an active media advertising program through radio, television, billboards and printed publications primarily in Nevada, California and Arizona for our Nevada properties and in the Memphis area for our Gold Strike-Tunica property. In addition, we advertise on and allow patrons to make room reservations via the Internet, where we believe we are in the forefront of our competition. We also offer complimentary hotel accommodations, meals and drinks to selected customers.

OPERATIONS AND COST CONTROLS

    The primary source of our revenues is casinos, although our hotels, restaurants, bars, shops, midway games and other entertainment attractions and other services are an important adjunct to the casinos.

    The following table sets forth the contribution to our net revenues on a dollar and percentage basis of our major activities for each of our three most recent fiscal years.

                                                              YEAR ENDED JANUARY 31,
                                       ---------------------------------------------------------------------
                                               2000                    1999                    1998
                                       ---------------------   ---------------------   ---------------------
                                                              (DOLLARS IN THOUSANDS)
Revenues: (1)
  Casino(2)..........................  $  951,492     46.4%    $  709,909     48.0%    $  632,122     46.7%
  Rooms(3)...........................     534,132     26.0%       355,635     24.0%       330,644     24.4%
  Food and beverage(3)...............     346,647     16.9%       246,622     16.7%       215,584     15.9%
  Other(3)...........................     251,509     12.3%       170,701     11.5%       142,407     10.5%
  Earnings of unconsolidated
    affiliates.......................      98,627      4.8%        83,967      5.7%        98,977      7.3%
                                       ----------    -----     ----------    -----     ----------    -----
                                        2,182,407    106.4%     1,566,834    105.9%     1,419,734    104.8%
Less:
  Complimentary allowances(3)........     131,509      6.4%        87,054      5.9%        65,247      4.8%
                                       ----------    -----     ----------    -----     ----------    -----

Net revenues.........................  $2,050,898    100.0%    $1,479,780    100.0%    $1,354,487    100.0%
                                       ==========    =====     ==========    =====     ==========    =====

------------------------

(1) Includes operations of Silver City to October 31, 1999, operations of Mandalay Bay from March 2, 1999 and MotorCity Casino from December 14, 1999.

(2) Casino revenues are the net difference between the sums received as winnings and the sums paid as losses.

(3) Rooms, Food and beverage and Other include the retail value of services which are provided to casino customers and others on a complimentary basis. Such amounts are then deducted as complimentary allowances to arrive at net revenue.

    We maintain stringent cost controls which historically have been exemplified by a general policy of offering minimal credit to gaming customers at our properties. During fiscal 1998, Luxor began to extend credit to gaming customers on a selective basis in an effort to appeal to a broader segment of the gaming market. We have also brought this policy to our operations at Mandalay Bay. As a result, while our other properties continue to offer minimal credit, credit play now represents a more significant portion of the volume of table games play at Mandalay Bay, and to a lesser extent, Luxor.

    We maintain strict controls over the issuance of credit and aggressively pursue collection of customer debts. These collection efforts are similar to those used by most large corporations, including the mailing of statements and delinquency notices, personal and other contacts, the use of outside collection agencies and civil litigation. Nevada gaming debts evidenced by written credit instruments are enforceable under the laws of Nevada. All other states are required to enforce a judgment on a gaming debt entered in Nevada pursuant to the Full Faith and Credit Clause of the United States Constitution. Gaming debts are not legally enforceable in some foreign countries, but the United States assets of foreign debtors may be reached to satisfy judgments entered in the United States. While the portion of our accounts receivable that is owed by foreigners is not currently material, to the extent we hold obligations of foreign debtors, the collectibility of those debts may be affected by a number of factors, including changes in currency exchange rates and economic conditions in the customers' home countries.

    Our current operations at each of our casinos are conducted 24 hours a day, every day of the year, with the exception of Grand Victoria which operates
22 hours a day, every day of the year. We do not consider our business to be highly seasonal, although our operating income is typically somewhat lower in the fourth quarter, affected by slower travel leading up to the holiday period. We emphasize courteous and prompt service to our customers and aspire to a high standard of excellence in all of our operations.

    In connection with our gaming activities, we follow a policy of stringent controls and cross checks on the recording of all receipts and disbursements. The audit and cash controls we have developed and utilize include the following:

    - locked cash boxes;

    - independent counters;

    - checkers and observers to perform the daily cash and coin counts;

    - floor observation of the gaming areas;

    - closed-circuit television observation of certain areas;

    - computer tabulation of receipts and disbursements for each of our slot machines, tables and other games; and

    - the rapid analysis and resolution of discrepancies or deviations from normal performance.

FUTURE EXPANSION ACTIVITIES

    Consistent with past practice and the longstanding policy of making substantial investments in our gaming business at regular intervals, we continue to actively pursue new projects, either by development or acquisition. New investments may involve the expansion of existing facilities or the development of new properties. Projects may be undertaken in Nevada, where all but one of our wholly owned operating properties are currently located, or in other jurisdictions within the United States or abroad where gaming has been legalized. Our new investments may be in properties that are wholly owned and operated by us, or may be in properties that are developed, owned and/or operated through joint ventures with one or more other parties.

    MASTERPLAN MILE. Our masterplan mile, which is the site of our most recently-completed resort, Mandalay Bay, as well as our Luxor and Excalibur properties, includes approximately 60 acres of land which is yet to be developed. The long-term plan for completion of our masterplan mile presently includes as many as two additional resorts and additional entertainment facilities. At this time, we have not determined the timing, scope or design of any future development on our masterplan mile.

    MISSISSIPPI GULF COAST. We have announced that we plan to develop a hotel-casino resort on the Mississippi Gulf Coast at the north end of the Bay of St. Louis, near the DeLisle exit on Interstate 10. It is currently anticipated that the resort will include as many as 1,500 hotel rooms and require an investment of approximately $225 million. We have received all necessary approvals to commence development. However, these approvals have been challenged in federal court, and we anticipate that we will not commence the design and construction of this resort until there is a satisfactory resolution of all legal actions. As presently contemplated, we will own 90% of the resort and a partner will contribute the land in exchange for the remaining 10% interest.

    DETROIT, MICHIGAN. For information concerning the planned construction of a hotel-casino in downtown Detroit, Michigan, see "Property Descriptions--Detroit, Michigan."

    CONSTRUCTION RISKS. Any major construction project that we, or any joint venture in which we own an interest, may undertake will involve many risks, including potential shortages of materials and labor, work stoppages, labor disputes, weather interference, unforeseen engineering, environmental or geological problems and unanticipated cost increases, any of which could give rise to delays or cost overruns. Construction, equipment or staffing requirements or problems or difficulties in obtaining any of the requisite licenses, permits, allocations or authorizations from regulatory authorities could increase the cost or delay the construction or opening of the facilities or otherwise affect the planned design and features. It is possible that any budget and construction plans developed for a project may be changed for competitive or other reasons. In addition, construction by our Detroit joint venture of a proposed hotel-casino in downtown Detroit, Michigan is dependent on the acquisition of the proposed permanent site and the satisfactory resolution of pending litigation. See "Detroit Litigation" in Item 3 of this report. Accordingly, there can be no assurance as to the commencement or successful completion of any projects that we, or any joint venture in which we are a participant, may undertake, including the one contemplated by the Detroit joint venture.

COMPETITION

    The hotel and casino industry is very competitive. Our hotel-casino operations in Las Vegas, which are conducted primarily from properties located along the Las Vegas Strip, currently compete with numerous other major hotel-casinos and a number of smaller casinos located on or near the Las Vegas Strip. Our Las Vegas operations also compete with casinos located in downtown Las Vegas, in Las Vegas' suburban areas and, to a lesser extent, with casino and hotel properties in other parts of Nevada, including Laughlin, Reno and along I-15 (the principal highway between Las Vegas and southern California) near the California-Nevada state line. Las Vegas casinos, including our own, also compete with Native American casinos in southern California (the principal source of business for Las Vegas casinos including our own) and central Arizona and, to a lesser extent with casinos in other parts of the country.

    Casino and guest room capacity has increased significantly in the Las Vegas market. During the period from October 1998 through September 1999, four major hotel-casino resorts, including our own Mandalay Bay, opened on the Las Vegas Strip. As a result of these openings, the number of guest rooms increased by approximately 12,500, including the 3,700 at Mandalay Bay. While our Las Vegas operations had previously benefitted from growth in hotel and casino capacity in the Las Vegas market when we were a significant contributor to the new capacity, the addition of 1,000 guest rooms at Circus Circus-Las Vegas and an additional 1,950 guest rooms at Luxor in 1997 did not initially contribute to visitor growth. The impact on our operations of the added hotel and casino capacity recently completed, and any additional capacity subsequently opened in Las Vegas, including another hotel-casino currently under construction, will depend on the ability of the new properties, including Mandalay Bay, to produce a significant and sustained increase in the flow of visitors to the Las Vegas market.

    Circus Circus-Reno competes with approximately 11 other major hotel-casinos, including Silver Legacy, a hotel-casino complex with 1,711 guest rooms, which is 50% owned by one of our wholly owned subsidiaries. Circus Circus-Reno and Silver Legacy also compete with numerous other smaller casinos in the greater Reno area and, to a lesser extent, with casinos and hotels in Lake Tahoe and other parts of Nevada and Native American casinos in northern California.

    In Laughlin, the Colorado Belle and the Edgewater, which together accounted for approximately 25% of the rooms in Laughlin as of January 31, 2000, compete with eight other Laughlin casinos. They also compete with the hotel-casinos in Las Vegas and those on I-15 (the principal highway between Las Vegas and southern California) near the California-Nevada state line, as well as a growing number of Native American casinos in Laughlin's regional market. The expansion of hotel and casino capacity in Las Vegas in recent years and the growth of Native American casinos in central Arizona and southern California have had a negative impact on Laughlin area properties, including the Colorado Belle and the Edgewater, by drawing visitors from the Laughlin market. This has, in turn, resulted in increased competition among Laughlin properties for a reduced number of visitors which contributes to generally lower revenues and profit margins at Laughlin properties, including the Colorado Belle and the Edgewater.

    Our Jean, Nevada properties, Gold Strike and Nevada Landing, are located on I-15 (the principal highway between Las Vegas and southern California), approximately 25 miles south of Las Vegas and 12 miles north of the California-Nevada border. These properties attract their customers almost entirely from the large number of people traveling between Las Vegas and southern California. Accordingly, these properties compete with the large concentration of hotel, casino and other entertainment options available in Las Vegas as well as three hotel-casinos located at the California-Nevada border. The growth of Native American casinos in southern California has also drawn visitors from the Jean, Nevada market.

    Gold Strike-Tunica competes with other casinos in Tunica County, Mississippi, including a hotel-casino which is closer to Memphis, the largest city in Tunica County's principal market, than any of the other facilities currently in operation in Tunica County. Gold Strike-Tunica's hotel tower, which has 1,066 guest rooms, was completed in early 1998 and provides this property with the second largest number of guest rooms in the Tunica County market.

    Grand Victoria is a 50% owned riverboat casino and land-based entertainment complex in Elgin, Illinois, a suburb approximately 40 miles northwest of downtown Chicago. Grand Victoria is one of nine licensed gaming riverboats currently operating in Illinois and is located approximately 20 miles and 40 miles, respectively, from its nearest competitors in Aurora, Illinois and Joliet, Illinois. Recently passed legislation in Illinois would allow a casino in Rosemont, approximately 16 miles from Grand Victoria. This legislation is being challenged in court.

    Gaming has expanded dramatically in the United States in recent years. Forms of gaming include:

    - riverboats;

    - dockside gaming facilities;

    - Native American gaming ventures;

    - land-based casinos;

    - state-sponsored lotteries;

    - off-track wagering;

    - Internet gaming; and

    - card parlors.

    Since 1990, when there were casinos in only three states (excluding casinos on Native American lands), gaming has spread to a number of additional states. In addition, other states are currently considering, or may in the future consider, legalizing casino gaming in specific geographic areas within their states. Many Native American tribes conduct casino gaming throughout the United States. Other Native American tribes are either in the process of establishing or are considering establishing gaming at additional locations, including sites in California and Arizona. The competitive impact on Nevada gaming establishments, in general, and our operations, in particular, from the continued growth of gaming in jurisdictions outside Nevada cannot be determined at this time. We believe that the expansion of casino gaming in markets close to Nevada, such as California and Arizona, and the expansion of the types of gaming permitted in California under the amendment to the California constitution approved on March 7, 2000, could have an adverse impact on our operations and, depending on the nature, location and extent of those operations outside of Nevada, the impact could be material.

REGULATION AND LICENSING

    Each of our casinos, including those owned and operated by the joint ventures in which we participate, is subject to extensive regulation under laws, rules and supervisory procedures primarily in the jurisdiction where located or docked. Set forth below is a discussion of the applicable gaming laws and regulations of each jurisdiction where gaming is conducted by us or by a joint venture in which we participate.

NEVADA GAMING LAWS

    The ownership and operation of casino gaming facilities in the State of Nevada, such as the Nevada gaming facilities we and the joint ventures in which we participate own and operate, are subject to the Nevada Gaming Control Act and the regulations promulgated under this Act and various local regulations. Our Nevada gaming operations and those of its Nevada joint ventures are subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board and, depending on the facility's location, the Clark County Liquor and Gaming Licensing Board or the City of Reno, which we refer to collectively as the "Nevada Gaming Authorities."

    The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy that are concerned with, among other things:

    - the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity;

    - the establishment and maintenance of responsible accounting practices and procedures;

    - the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities;

    - the prevention of cheating and fraudulent practices; and

    - providing a source of state and local revenues through taxation and licensing fees.

    Changes in these laws, regulations and procedures could have an adverse affect on our gaming operations.

    Each of Mandalay's subsidiaries that currently operates a casino in Nevada is required to be licensed by the Nevada Gaming Authorities. The gaming license requires the periodic payment of fees and taxes and is not transferable. Mandalay is required to be registered by the Nevada Gaming Commission as a publicly traded corporation and as such, is required periodically to submit detailed financial and operating reports to the Nevada Gaming Commission and furnish any other information that the Nevada Gaming Commission may require. No person may become a stockholder of, or receive any percentage of profits from, a licensed casino without first obtaining licenses and approvals from the Nevada Gaming Authorities. We have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

    The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, Mandalay or any of its licensed subsidiaries in order to determine whether the individual is suitable or should be licensed as a business associate of a gaming licensee. Mandalay and its licensed subsidiaries' officers, directors and key employees must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. An applicant for licensing or an applicant for a finding of suitability must pay for all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensing, the Nevada Gaming Authorities have the jurisdiction to disapprove a change in a corporate position.

    If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with Mandalay or any licensed subsidiary, Mandalay and the licensed subsidiary would have to sever all relationships with that person. In addition, the Nevada Gaming Commission may require Mandalay or a licensed subsidiary to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or questions pertaining to licensing are not subject to judicial review in Nevada.

    Mandalay and all of its licensed subsidiaries are required to submit detailed financial and operating reports to the Nevada Gaming Commission. Substantially all of our or a licensed subsidiaries' material loans, leases, sales of securities and similar financing transactions must be reported to, or approved by, the Nevada Gaming Commission.

    If the Nevada Gaming Commission determined that Mandalay or a licensed subsidiary violated the Nevada Gaming Control Act, it could limit, condition, suspend or revoke our gaming licenses. In addition, Mandalay, the licensed subsidiary, and the persons involved could be subject to substantial fines for each separate violation of the Nevada Gaming Control Act at the discretion of the Nevada Gaming Commission. Further, a supervisor could be appointed by the Nevada Gaming Commission to operate a licensed subsidiary's gaming establishment and, under specified circumstances, earnings generated during the supervisor's appointment, except for the reasonable rental value of the premises, could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license of a licensed subsidiary and the appointment of a supervisor could, or revocation of any gaming license would, have a material adverse effect on our gaming operations.

    Any beneficial holder of our common stock, or any of our other voting securities, regardless of the number of shares owned, may be required to file an application, be investigated and have that person's suitability as a beneficial holder of our voting securities determined if the Nevada Gaming Commission has reason to believe that the ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of the investigation incurred by the Nevada Gaming Authorities in conducting any investigation.

    The Nevada Gaming Control Act requires any person who acquires a beneficial ownership of more than 5% of Mandalay's voting securities to report the acquisition to the Nevada Gaming Commission. The Nevada Gaming Control Act requires that beneficial owners of more than 10% of Mandalay's voting securities apply to the Nevada Gaming Commission for a finding of suitability within thirty days after the Chairman of the Nevada State Gaming Control Board mails the written notice requiring such filing. An "institutional investor," as defined in the Nevada Act, which acquires beneficial ownership of more than 10%, but not more than 15%, of Mandalay's voting securities may apply to the Nevada Gaming

Commission for a waiver of a finding of suitability if the institutional investor holds Mandalay's voting securities for investment purposes only. An institutional investor will be deemed to hold Mandalay's voting securities for investment purposes if it acquired and holds Mandalay's voting securities in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly:

    - the election of a majority of the members of Mandalay's board of directors;

    - any change in Mandalay's corporate charter, bylaws, management, policies or operations, or any of its gaming affiliates; or

    - any other action which the Nevada Gaming Commission finds to be inconsistent with holding Mandalay's voting securities for investment purposes only.

    Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

    - voting on all matters voted on by stockholders;

    - making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and

    - other activities as the Nevada Gaming Commission may determine to be consistent with investment intent.

    If the beneficial holder of Mandalay's voting securities who must be found suitable is a corporation, partnership, limited partnership, limited liability company or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

    Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Gaming Commission or by the Chairman of the Nevada State Gaming Control Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of Mandalay's voting securities beyond the period of time as may be prescribed by the Nevada Gaming Commission may be guilty of a criminal offense. Mandalay will be subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with it or a licensed subsidiary, it:

    - pays that person any dividend or interest upon any of Mandalay's voting securities;

    - allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person;

    - pays remuneration in any form to that person for services rendered or otherwise; or

    - fails to pursue all lawful efforts to require the unsuitable person to relinquish the voting securities including, if necessary, the immediate purchase of the voting securities for cash at fair market value.

    Additionally, the Clark County Liquor and Gaming Licensing Board has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming licensee.

    The Nevada Gaming Commission may, in its discretion, require the holder of any debt security of a registered publicly traded corporation, such as the notes, to file applications, be investigated and be found suitable to own the debt security of the registered corporation. If the Nevada Gaming Commission determines that a person is unsuitable to own the security, then under the Nevada Gaming Control Act, the registered publicly traded corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Gaming Commission, it:

    - pays to the unsuitable person any dividend, interest or any distribution whatsoever;

    - recognizes any voting right by the unsuitable person in connection with the securities;

    - pays the unsuitable person remuneration in any form; or

    - makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

    Mandalay is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make the disclosure may be grounds for finding the record holder unsuitable. Mandalay is also required to render maximum assistance in determining the identity of the beneficial owner of any of our voting securities. The Nevada Gaming Commission has the power to require our stock certificates to bear a legend indicating that the securities are subject to the Nevada Gaming Control Act. To date, the Nevada Gaming Commission has not imposed that requirement on us.

    Mandalay may not make a public offering of its securities without the prior approval of the Nevada Gaming Commission if it intends to use the securities or the proceeds from the offering to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes or for similar transactions. On January 28, 1999, the Nevada Gaming Commission granted Mandalay prior approval to make public offerings for a period of two years, subject to some conditions, which we refer to as the "shelf approval." The shelf approval also applies to any company that Mandalay wholly owns which is a publicly traded corporation or would become a publicly traded corporation pursuant to a public offering. The shelf approval also includes approval for our registered and licensed subsidiaries to guarantee any security issued by, and to hypothecate their assets to secure the payment or performance of any obligations evidenced by a security issued by, Mandalay or an affiliate in a public offering under the shelf registration. The shelf approval also includes approval to place restrictions upon the transfer of and enter into agreements not to encumber the equity securities of the licensed subsidiaries, which we refer to as "stock restrictions." The shelf approval, however, may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada State Gaming Control Board. The shelf approval does not constitute a finding, recommendation or approval of the Nevada Gaming Authorities as to the accuracy or adequacy of the prospectus or other disclosure document by which securities are offered or the investment merits of such securities.

    Mandalay must obtain prior approval of the Nevada Gaming Commission with respect to a change in control through:

    - merger;

    - consolidation;

    - stock or asset acquisitions;

    - management or consulting agreements; or

    - any act or conduct by a person whereby the person obtains control of Mandalay.

    Entities seeking to acquire control of a registered publicly-traded corporation must satisfy the Nevada State Gaming Control Board and Nevada Gaming Commission in a variety of stringent standards before assuming control of the registered corporation. The Nevada Gaming Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

    The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licenses, and registered publicly-traded corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Gaming Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to:

    - assure the financial stability of corporate gaming operators and their affiliates;

    - preserve the beneficial aspects of conducting business in the corporate form; and

    - promote a neutral environment for the orderly governance of corporate affairs.

    Approvals may be required from the Nevada Gaming Commission before Mandalay can make exceptional repurchases of voting securities above their current market price and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by our board of directors in response to a tender offer made directly to its stockholders for the purpose of acquiring control of Mandalay.

    License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the licensed subsidiaries respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either:

    - a percentage of the gross revenues received;

    - the number of gaming devices operated; or

    - the number of table games operated.

    A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling or serving of food or refreshments or the selling of merchandise. Nevada corporate licensees that hold a license as an operator of a slot machine route, or a manufacturer's or distributor's license, also pay fees and taxes to the State of Nevada. The licensed subsidiaries currently pay monthly fees to the Nevada Gaming Commission equal to a maximum of 6.25% of gross revenues.

    Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with those persons (collectively, "licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada State Gaming Control Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada State Gaming Control Board of the licensee's participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Gaming Commission. Thereafter, licensees are required to comply with the reporting requirements imposed by the Nevada Gaming Control Act. A licensee is also subject to disciplinary action by the Nevada Gaming Commission if it:

    - knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation;

    - fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations;

    - engages in activities or enters into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees; or

    - employs, contracts with or associates with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

    The sale of alcoholic beverages at establishments operated by a licensed subsidiary is subject to licensing, control and regulation by applicable local regulatory agencies. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any license, and any disciplinary action could, and revocation would, have a material adverse affect upon the operations of the licensed subsidiary.

MISSISSIPPI GAMING LAWS

    Mandalay conducts its Mississippi gaming operations through a Mississippi subsidiary, Circus Circus Mississippi, Inc. ("CCMI"), which owns and operates the Gold Strike-Tunica casino in Tunica County, Mississippi. The ownership and operation of casino facilities in Mississippi are subject to extensive state and local regulation, but primarily the licensing and regulatory control of the Mississippi Gaming Commission and the Mississippi State Tax Commission.

    The Mississippi Gaming Control Act, which legalized dockside casino gaming in Mississippi, was enacted on June 29, 1990. Although not identical, the Mississippi Gaming Control Act is similar to the Nevada Gaming Control Act. Effective October 29, 1991, the Mississippi Gaming Commission adopted regulations in furtherance of the Mississippi Gaming Control Act (the "regulations") which are also similar in many respects to the Nevada gaming regulations.

    The laws, regulations and supervisory procedures of Mississippi and the Mississippi Gaming Commission seek to:

    - prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity;

    - establish and maintain responsible accounting practices and procedures;

    - maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and safeguarding of assets and revenues, providing reliable record keeping and making periodic reports to the Mississippi Gaming Commission;

    - prevent cheating and fraudulent practices;

    - provide a source of state and local revenues through taxation and licensing fees; and

    - ensure that gaming licensees, to the extent practicable, employ Mississippi residents.

    The regulations are subject to amendment and interpretation by the Mississippi Gaming Commission. Changes in Mississippi law, the regulations and/or interpretations of the Mississippi Gaming Control Act and the regulations by the Mississippi Gaming Commission may limit or otherwise materially affect the types of gaming that may be conducted and could have a material adverse affect on Mandalay and CCMI's Mississippi gaming operations.

    The Mississippi Gaming Control Act provides for legalized dockside gaming at the discretion of the 14 counties that either border the Gulf Coast or the Mississippi River, but only if the voters in these counties have not voted to prohibit gaming in that county. As of March 1, 2000, dockside gaming was permissible in nine of the 14 eligible counties in the state and gaming operations had commenced in Adams, Coahoma, Hancock, Harrison, Tunica, Warren and Washington counties. Under Mississippi law, gaming vessels must be located on the Mississippi River or on navigable waters in eligible counties along the Mississippi River, or in the waters of the State of Mississippi lying south of the state in eligible counties along the Mississippi Gulf Coast. The law permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space which may be utilized for gaming. There are no limitations on the number of gaming licenses which may be issued in Mississippi. The legal age for gaming in Mississippi is 21.

    Mandalay and its Mississippi licensee subsidiary CCMI are subject to the licensing and regulatory control of the Mississippi Gaming Commission. Mandalay is registered under the Mississippi Gaming Control Act as a publicly-traded holding company of CCMI and is required periodically to submit detailed financial, operating and other reports to the Mississippi Gaming Commission and furnish any other information which the Mississippi Gaming Commission may require. If we are unable to satisfy the registration requirements of the Mississippi Gaming Control Act, Mandalay and CCMI cannot own or operate gaming facilities in Mississippi. CCMI must maintain a gaming license from the Mississippi Gaming Commission to operate a casino in Mississippi. The Mississippi Gaming Commission issues the licenses. CCMI also is required periodically to submit detailed financial, operating and other reports to the Mississippi Gaming Commission and the Mississippi State Tax Commission and to furnish any other information required thereby.

    Gaming licenses are not transferable, are issued for a maximum term of three years and must be renewed periodically thereafter. CCMI received its Mississippi gaming license on August 18, 1994 and renewals on August 19, 1996 and August 20, 1998. No person may become a stockholder of or receive any percentage of profits from a licensed subsidiary of a holding company without first obtaining licenses and approvals from the Mississippi Gaming Commission.

    Certain of Mandalay's officers, directors and employees and the officers, directors and key employees of CCMI who are actively and directly engaged in the administration or supervision of gaming in Mississippi must be found suitable or be licensed by the Mississippi Gaming Commission. Mandalay believes it and CCMI have applied for all necessary findings of suitability with respect to these persons, although the Mississippi Gaming Commission, in its discretion, may require additional persons to file applications for findings of suitability. In addition, any person having a material relationship or involvement with Mandalay or CCMI may be required to be found suitable, in which case those persons must pay the costs and fees associated with the investigation. A finding of suitability requires submission of detailed personal financial information followed by a thorough investigation. There can be no assurance that a person who is subject to a finding of suitability will be found suitable by the Mississippi Gaming Commission. The Mississippi Gaming Commission may deny an application for a finding of suitability for any cause that it deems reasonable. Findings of suitability must be periodically renewed.

    Changes in certain licensed positions must be reported to the Mississippi Gaming Commission. In addition to its authority to deny an application for a finding of suitability, the Mississippi Gaming Commission has jurisdiction to disapprove a change in a licensed position. The Mississippi Gaming Commission has the power to require Mandalay and CCMI to suspend or dismiss officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in their capacities.

    Employees associated with gaming must obtain work permits that are subject to immediate suspension. The Mississippi Gaming Commission will refuse to issue a work permit to a person convicted of a felony and it may refuse to issue a work permit to a gaming employee if the employee has committed various misdemeanors or knowingly violated the Mississippi Gaming Control Act or for any other reasonable cause.

    At any time, the Mississippi Gaming Commission has the power to investigate and require a finding of suitability of any of Mandalay's record or beneficial stockholders, regardless of the percentage of ownership. Mississippi law requires any person who acquires more than 5% of the common stock of a publicly-traded corporation registered with the Mississippi Gaming Commission to report the acquisition to the Mississippi Gaming Commission, and that person may be required to be found suitable. Also, any person who becomes a beneficial owner of more than 10% of the common stock of such a company, as reported to the Mississippi Gaming Commission, must apply for a finding of suitability by the Commission and must pay the costs and fees that the Mississippi Gaming Commission incurs in conducting the investigation. The Mississippi Gaming Commission has generally exercised its discretion to require a finding of suitability of any beneficial owner of more than 5% of a registered public company's common stock. However, the Mississippi Gaming Commission has adopted a policy that may permit institutional investors to own beneficially up to 15% of a registered public company's common stock without a finding of suitability. If a stockholder who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The Mississippi Gaming Commission may at any time dissolve, suspend, condition, limit or restrict a finding of suitability to own Mandalay's equity interests for any cause it deems reasonable.

    Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Mississippi Gaming Commission may be found unsuitable. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of Mandalay's securities beyond the time that the Mississippi Gaming Commission prescribes, may be guilty of a misdemeanor. Mandalay is subject to disciplinary action if, after receiving notice that a person is unsuitable to be a stockholder or to have any other relationship with Mandalay or CCMI, Mandalay:

    - pays the unsuitable person any dividend or other distribution upon its voting securities;

    - recognizes the exercise, directly or indirectly, of any voting rights conferred by securities held by the unsuitable person;

    - pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in limited and specific circumstances; or

    - fails to pursue all lawful efforts to require the unsuitable person to divest himself of the securities, including, if necessary, the immediate purchase of the securities for cash at a fair market value.

    Mandalay may be required to disclose to the Mississippi Gaming Commission upon request the identities of the holders of any debt or other securities. In addition, under the Mississippi Gaming Control Act the Mississippi Gaming Commission may, in its discretion:

    - require holders of debt securities of registered corporations to file applications;

    - investigate the holders; and

    - require the holders to be found suitable to own the debt securities.

    Although the Mississippi Gaming Commission generally does not require the individual holders of obligations such as notes to be investigated and found suitable, the Mississippi Gaming Commission retains the discretion to do so for any reason, including but not limited to a default, or where the holder of the debt instrument exercises a material influence over the gaming operations of the entity in question. Any holder of debt or equity securities required to apply for a finding of suitability must pay all investigative fees and costs of the Mississippi Gaming Commission in connection with the investigation.

    CCMI must maintain in Mississippi a current ledger with respect to the ownership of its equity securities and Mandalay must maintain in Mississippi a current list of its stockholders which must reflect the record ownership of each outstanding share of any equity security issued by Mandalay. The ledger and stockholder lists must be available for inspection by the Mississippi Gaming Commission at any time. If any of Mandalay's securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Mississippi Gaming Commission. A failure to make that disclosure may be grounds for finding the record holder unsuitable. Mandalay must also render maximum assistance in determining the identity of the beneficial owner.

    The Mississippi Gaming Control Act requires that the certificates representing securities of a registered publicly-traded corporation bear a legend to the general effect that the securities are subject to the Mississippi Gaming Control Act and the regulations of the Mississippi Gaming Commission. The

Mississippi Gaming Commission has granted Mandalay a waiver of this legend requirement. The Mississippi Gaming Commission has the power to impose additional restrictions on Mandalay and the holders of its securities at any time.

    Substantially all loans, leases, sales of securities and similar financing transactions by a licensed gaming subsidiary must be reported to or approved by the Mississippi Gaming Commission. A licensed gaming subsidiary may not make a public offering of its securities, but may pledge or mortgage casino facilities if it obtains the prior approval of the Mississippi Gaming Commission. Mandalay may not make a public offering of its securities without the prior approval of the Mississippi Gaming Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi or to retire or extend obligations incurred for those purposes. The approval, if given, does not constitute a recommendation or approval of the accuracy or adequacy of the prospectus or the investment merits of the securities subject to the offering. On February 17, 2000, the Mississippi Gaming Commission granted Mandalay a waiver of the prior approval requirement for its securities offerings for a period of two years, subject to certain conditions. The waiver may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Executive Director of the Mississippi Gaming Commission.

    Under the regulations of the Mississippi Gaming Commission, CCMI may not guarantee a security issued by Mandalay pursuant to a public offering, or pledge its assets to secure payment or performance of the obligations evidenced by the security issued by Mandalay, without the prior approval of the Mississippi Gaming Commission. Similarly, Mandalay may not pledge the stock or other ownership interests of CCMI, nor may the pledgee of these ownership interests foreclose on the pledge, without the prior approval of the Mississippi Gaming Commission. Moreover, restrictions on the transfer of an equity security issued by CCMI and agreements not to encumber these securities are ineffective without the prior approval of the Mississippi Gaming Commission. The waiver of the prior approval requirement for Mandalay's securities offerings received from the Mississippi Gaming Commission on February 17, 2000 includes a waiver of the prior approval requirement for such guarantees, pledges and restrictions of CCMI, subject to certain conditions.

    Mandalay cannot change its control through merger, consolidation, acquisition of assets, management or consulting agreements or any form of takeover without the prior approval of the Mississippi Gaming Commission. The Mississippi Gaming Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

    The Mississippi Legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and other corporate defense tactics that affect corporate gaming licensees in Mississippi and corporations whose stock is publicly-traded that are affiliated with those licensees, may be injurious to stable and productive corporate gaming. The Mississippi Gaming Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Mississippi's gaming industry and to further Mississippi's policy to:

    - assure the financial stability of corporate gaming operators and their affiliates;

    - preserve the beneficial aspects of conducting business in the corporate form; and

    - promote a neutral environment for the orderly governance of corporate affairs.

    Mandalay may be required to obtain approval from the Mississippi Gaming Commission before it may make exceptional repurchases of voting securities in excess of the current market price of its common stock (commonly called "greenmail") or before it may consummate a corporate acquisition opposed by management. The regulations will also require prior approval by the Mississippi Gaming Commission if Mandalay adopts a plan of recapitalization proposed by its board of directors opposing a tender offer made directly to the stockholders for the purpose of acquiring control of Mandalay.

    Neither Mandalay nor CCMI may engage in gaming activities in Mississippi while Mandalay, CCMI and/or persons found suitable to be associated with the gaming license of CCMI conduct gaming operations outside of Mississippi without approval of the Mississippi Gaming Commission. The Mississippi Gaming Commission may require determinations that there are means for the Mississippi Gaming Commission to have access to information concerning Mandalay's and Mandalay's affiliates' out-of-state gaming operations. Mandalay received waivers of foreign gaming approval from the Mississippi Gaming Commission for the conduct of gaming operations in Nevada, Indiana, Louisiana, Illinois, New Jersey, Michigan and Ontario, Canada, but may be required to obtain the approval or a waiver of such approval from the Mississippi Gaming Commission before engaging in any additional future gaming operations outside of Mississippi.

    If the Mississippi Gaming Commission decides that a licensed gaming subsidiary violated a gaming law or regulation, the Mississippi Gaming Commission could limit, condition, suspend or revoke the license of the subsidiary. In addition, we, the licensed subsidiary and the persons involved could be subject to substantial fines for each separate violation. A violation under any of Mandalay's other operating subsidiaries' gaming licenses may be deemed a violation of CCMI's gaming license. Because of a violation, the Mississippi Gaming Commission could attempt to appoint a supervisor to operate the casino facilities. Limitation, conditioning or suspension of CCMI's gaming license or Mandalay's registration as a publicly-traded holding company of CCMI, or the appointment of a supervisor could, and revocation of any gaming license or registration would, materially adversely affect Mandalay's Mississippi gaming operations.

    A licensed gaming subsidiary must pay license fees and taxes, computed in various ways depending on the type of gaming involved, to the State of Mississippi and to the county or city in which the licensed gaming subsidiary conducts operations. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon:

    - a percentage of the gross gaming revenues received by the casino operation;

    - the number of slot machines operated by the casino; and

    - the number of table games operated by the casino.

    The license fee payable to the State of Mississippi is based upon "gaming receipts," generally defined as gross receipts less payouts to customers as winnings, and equals:

    - 4% of gaming receipts of $50,000 or less per month;

    - 6% of gaming receipts over $50,000 and less than $134,000 per month; and

    - 8% of gaming receipts over $134,000 per month.

    These license fees are allowed as a credit against our Mississippi income tax liability for the year paid. The gross revenue fee imposed by the Mississippi cities and counties in which casino operations are located is in addition to the fees payable to the State of Mississippi and equals approximately 4% of the gaming receipts.

    The Mississippi Gaming Commission adopted a regulation in 1994 requiring as a condition of licensure or license renewal that a gaming establishment's plan include a 500-car parking facility in close proximity to the casino complex and infrastructure facilities which will amount to at least 25% of the casino cost. Infrastructure facilities are defined in the regulation to include a hotel with at least 250 rooms, theme park, golf course and other similar facilities. With the opening of its resort hotel and other amenities, we believe CCMI is in compliance with this requirement. On January 21, 1999, the Mississippi Gaming Commission adopted an amendment to this regulation which increased the infrastructure requirement to 100% from the existing 25%; however, the regulation grandfathers existing licensees and applies only to new casino projects and casinos that are not operating at the time of acquisition or purchase, and would therefore not apply to CCMI.

    Both the local jurisdiction and the Alcoholic Beverage Control Division of the Mississippi State Tax Commission license, control and regulate the sale of alcoholic beverages by CCMI. The Gold Strike-Tunica casino owned and operated by CCMI is in an area designated as a special resort area, which allows casinos located therein to serve alcoholic beverages on a 24-hour basis. The Alcohol Beverage Control Division has the full power to limit, condition, suspend or revoke any license for the service of alcoholic beverages or to place a licensee on probation with or without conditions. Any disciplinary action could, and revocation would, have a material adverse affect upon the casino's operations. Mandalay's and CCMI's key officers and managers must be investigated by the Alcoholic Beverage Control Division in connection with its liquor permits and changes in key positions must be approved by the Alcoholic Beverage Control Division.

ILLINOIS GAMING LAWS

    We are subject to the jurisdiction of the Illinois gaming authorities as a result of our 50% interest in Grand Victoria Riverboat Casino based in Elgin, Illinois.

    In February 1990, the State of Illinois legalized riverboat gambling. The Illinois Riverboat Gambling Act (the "Illinois Act") authorizes the five-member Illinois Gaming Board (the "Illinois Board") to issue up to ten riverboat gaming owners' licenses on navigable streams within or forming a boundary of the State of Illinois except for Lake Michigan and any waterway in Cook County, which includes Chicago. Pursuant to the initial Illinois Act, a licensed owner who holds greater than a 10% interest in one riverboat operation, could hold no more than a 10% interest in any other riverboat operation. In addition, the initial Illinois Act restricted the location of certain of the ten owners' licenses. Four of the licenses were to be located on the Mississippi River, one license was to be at a location on the Illinois River south of Marshall County and one license had to be located on the Des Plaines River in Will County. The remaining licenses were not restricted as to location. Currently, nine owner's licenses are in operation in Alton, Aurora, East Peoria, East St. Louis, Elgin, Metropolis, Rock Island and two licenses in Joliet. The tenth license, which was initially granted to an operator in East Dubuque, was not renewed by the Illinois Board and has been the subject of on-going litigation.

    Furthermore, under the initial Illinois Act, no gambling could be conducted while a riverboat was docked. A gambling excursion could last no more than four hours, and a gaming excursion was deemed to have started when the first passenger boarded a riverboat. Gaming could continue during passenger boarding for a period of up to 30 minutes. Gaming was also allowed for a period of up to 30 minutes after the gangplank or its equivalent was lowered, thereby allowing passengers to exit the riverboat. During the 30-minute exit time period, new passengers were not allowed to board the riverboat. Although riverboats were mandated to cruise, there were certain exceptions. If a riverboat captain reasonably determined that either it was unsafe to transport passengers on the waterway due to inclement weather or the riverboat had been rendered temporarily inoperable by unforeseeable mechanical or structural difficulties or river icing, the riverboat could remain dockside or return to the dock. In those situations, a gaming excursion could begin or continue while the gangplank or its equivalent was raised and remained raised, in which event the riverboat was not considered docked. If a gaming excursion had to begin or continue with the gangplank or its equivalent raised, and the riverboat did not leave the dock, entry of new patrons on to the riverboat was prohibited until the completion of the excursion.

    In June of 1999, amendments to the Illinois Act were passed by the legislature and signed into law by the Governor. The amended Illinois Act redefined the conduct of gaming in the state. Pursuant to the amended Illinois Act, riverboats can conduct gambling without cruising and passengers can enter and leave a riverboat at any time. In addition, riverboats may now be located upon any water within Illinois and not just navigable waterways. There is no longer any prohibition of a riverboat being located in Cook County. Riverboats are now defined as self-propelled excursion boats or permanently moored barges. The amended Illinois Act requires that only three, rather than four owner's licenses, be located on the

Mississippi River. The 10% ownership prohibition has also been removed. Therefore, subject to certain Illinois Board rules, individuals or entities could own more than one riverboat operation.

    The amended Illinois Act also allows for the relocation of a riverboat home dock. A licensee that was not conducting riverboat gambling on January 1, 1998, may apply to the Illinois Board for renewal and approval of relocation to a new home dock and the Illinois Board shall grant the application and approval of the new home dock upon the licensee providing to the Illinois Board authorization from the new dockside community. Pursuant to the amended Illinois Act, the former owner and operator of the East Dubuque riverboat has applied for renewal of its license and to relocate its operation to Rosemont, Illinois. Any licensee that relocates in accordance with the provisions of the amended Illinois Act, must attain a level of at least 20% minority ownership of such a gaming operation.

    The constitutionality of the amended Illinois Act has been challenged and is currently the subject of litigation. There is no assurance that the amended Illinois Act will be upheld as constitutional. If the amended Illinois Act is deemed unconstitutional, all of the new provisions would no longer be in effect. Specifically, in that situation, riverboats would have to return to cruising in order to conduct gaming.

    The Illinois Act strictly regulates the facilities, persons, associations and practices related to gaming operations. The Illinois Act grants the Illinois Board specific powers and duties, and all other powers necessary and proper to fully and effectively execute the Illinois Act for the purpose of administering, regulating and enforcing the system of riverboat gaming. The Illinois Board has authority over every person, association, corporation, partnership and trust involved in riverboat gaming operations in the State of Illinois.

    The Illinois Act requires the owner of a riverboat gaming operation to hold an owner's license issued by the Illinois Board. Each owner's license permits the holder to own up to two riverboats, however, gaming participants are limited to 1,200 for any owner's license. The number of gaming participants will be determined by the number of gaming positions available. Gaming positions are counted as follows:

    - electronic gaming devices positions will be determined as 90% of the total number of devices available for play;

    - craps tables will be counted as having ten gaming positions; and

    - games utilizing live gaming devices, except for craps, will be counted as having five gaming positions.

    Each owner's license initially runs for a period of three years. Thereafter, the license must be renewed annually. Under the amended Illinois Act, the Board may renew an owner's license for up to four years. An owner licensee is eligible for renewal upon payment of the applicable fee and a determination by the Illinois Board that the licensee continues to meet all of the requirements of the Illinois Act and Illinois Board rules. The owner's license for Grand Victoria Riverboat Casino was issued in October 1994 and was valid for three years. Since that time, the license has been renewed annually, with the most recent renewal approved by the Illinois Board in October of 1999 for a one year period. An ownership interest in an owner's license may not be transferred or pledged as collateral without the prior approval of the Illinois Board.

    Pursuant to the amended Illinois Act, which lifted the 10% ownership prohibition, the Illinois Board established certain rules to effectuate this statutory change. In deciding whether to approve direct or indirect ownership or control of an owner's license, the Illinois Board shall consider the impact of any economic concentration of the ownership or control. No direct or indirect ownership or control may be approved which will result in undue economic concentration of the ownership of a riverboat gambling operation in Illinois. Undue economic concentration means that a person or entity would have actual or potential domination of riverboat gambling in Illinois sufficient to:

    - substantially impede or suppress competition among holders of owner's licenses;

    - adversely impact the economic stability of the riverboat casino industry in Illinois; or

    - negatively impact the purposes of the Illinois Act, including tourism, economic development, benefits to local communities and state and local revenues.

    The Illinois Board will consider the following criteria in determining whether the approval of the issuance, transfer or holding of a license will create undue economic concentration:

    - percentage share of the market presently owned or controlled by the person or entity;

    - estimated increase in the market share if the person or entity is approved to hold the owner's license;

    - relative position of other persons or entities that own or control owner's licenses in Illinois;

    - current and projected financial condition of the riverboat gaming industry;

    - current market conditions, including proximity and level of competition, consumer demand, market concentration and any other relevant characteristics of the market;

    - whether the license to be approved has separate organizational structures or other independent obligations;

    - potential impact on the projected future growth and development of the riverboat gambling industry, the local communities in which licenses are located and the State of Illinois;

    - barriers to entry into the riverboat gambling industry and if the approval of the license will operate as a barrier to new companies and individuals desiring to enter the market;

    - whether the approval of the license is likely to result in enhancing the quality and customer appeal of products and services offered by riverboat casinos in order to maintain or increase their respective market shares;

    - whether a restriction on the approval of the additional license is necessary in order to encourage and preserve competition in casino operations; and

    - any other relevant information.

    The Illinois Act does not limit the maximum bet or per patron loss. Minimum and maximum wagers on games are set by the owner licensee. Wagering may not be conducted with money or other negotiable currency. No person under the age of 21 is permitted to wager and wagers may only be received from a person present on the riverboat. With respect to electronic gaming devices, the payout percentage may not be less than 80% nor more than 100%.

    An admission tax is imposed on the owner of a riverboat operation. Under the amended Illinois Act, a $2.00 admission tax is imposed for each admission to a riverboat casino. Additionally, a wagering tax is imposed on the adjusted gross receipts, as defined in the Illinois Act, of a riverboat operation. As of January 1, 1998, the wagering tax is as follows:

    - 15% of adjusted gross receipts up to and including $25,000,000;

    - 20% of adjusted gross receipts in excess of $25,000,000 but not exceeding $50,000,000;

    - 25% of adjusted gross receipts in excess of $50,000,000 but not exceeding $75,000,000;

    - 30% of adjusted gross receipts in excess of $75,000,000 but not exceeding $100,000,000; and

    - 35% of adjusted gross receipts in excess of $100,000,000.

    The owner licensee is required, on a daily basis, to wire the wagering tax payment to the Illinois Board.

    In addition to owner's licenses, the Illinois Board also requires licensing for all vendors of gaming supplies and equipment and for all employees of a riverboat gaming operation. The Illinois Board is authorized to conduct investigations into the conduct of gaming and into alleged violations of the Illinois Act and the Illinois Board rules. Employees and agents of the Illinois Board have access to and may inspect any facilities relating to the riverboat gaming operation.

    A holder of any license is subject to imposition of fines, suspension or revocation of such license, or other action for any act or failure to act by himself or his agents or employees, that is injurious to the public health, safety, morals, good order and general welfare of the people of the State of Illinois, or that would discredit or tend to discredit the Illinois gaming industry or the State of Illinois. Any riverboat operations not conducted in compliance with the Illinois Act may constitute an illegal gaming place and consequently may be subject to criminal penalties, including possible seizure, confiscation and destruction of illegal gaming devices and seizure and sale of riverboats and dock facilities to pay any unsatisfied judgment that may be recovered and any unsatisfied fine that may be levied. The Illinois Act also provides for civil penalties, equal to the amount of gross receipts derived from wagering on the gaming, whether unauthorized or authorized, conducted on the day of any violation. The Illinois Board may revoke or suspend licenses, as the Illinois Board may see fit and in compliance with applicable laws of the State of Illinois regarding administrative procedures and may suspend an owner's license, without notice or hearing, upon a determination that the safety or health of patrons or employees is jeopardized by continuing a riverboat's operation. The suspension may remain in effect until the Illinois Board determines that the cause for suspension has been abated and it may revoke the owner's license upon a determination that the owner has not made satisfactory progress toward abating the hazard.

    The Illinois Board requires that a "Key Person" of an owner licensee submit a Personal Disclosure or Business Entity Form and be investigated and approved by the Illinois Board. The Illinois Board shall certify for each applicant for or holder of an owner's license each position, individual or Business Entity that is to be approved by the Board and maintain suitability as a Key Person.

    With respect to an applicant for or the holder of an owner's license, a Key Person shall include:

    - any Business Entity and any individual with an ownership interest or voting rights of more than 5% in the licensee or applicant and the trustee of any trust holding such ownership interest or voting rights;

    - the directors of the licensee or applicant and its chief executive officer, president and chief operating officer or their functional equivalents; and

    - all other individuals or Business Entities that, upon review of the applicant's or licensees Table of Organization, Ownership and Control the Board determines hold a position or a level of ownership, control or influence that is material to the regulatory concerns and obligations of the Illinois Board for the specified licensee or applicant.

    In order to assist the Illinois Board in its determination of Key Persons, applicants for or holders of an owner's license must provide to the Illinois Board a Table of Organization, Ownership and Control (the "Table"). The Table must identify in sufficient detail the hierarchy of individuals and Business Entities that, through direct or indirect means, manage, own or control the interest and assets of the applicant or licensee holder. If a Business Entity identified in the Table is a publicly traded company, the following information must be provided in the Table:

    - the name and percentage of ownership interest of each individual or Business Entity with ownership of more than 5% of the voting shares of the entity, to the extent this information is known or contained in
      Schedule 13D or 13G SEC filings;

    - to the extent known, the names and percentage of interest of ownership of persons who are relatives of one another and who together (as individuals or through trusts) exercise control over or own more than 10% of the voting shares of the entity; and

    - any trust holding more than 5% ownership or voting interest in Mandalay, to the extent this information is known or contained in Schedule 13D or 13G SEC filings.

    The Table may be disclosed under the Freedom of Information Act.

    Each owner licensee must provide a means for the economic disassociation of a Key Person in the event such economic disassociation is required by an order of the Illinois Board. Based upon findings from an investigation into the character, reputation, experience, associations, business probity and financial integrity of a Key Person, the Illinois Board may enter an order upon the licensee or require the economic disassociation of the Key Person.

    Furthermore, each applicant or owner licensee must disclose the identity of every person, association, trust or corporation having a greater than 1% direct or indirect pecuniary interest in an owner licensee or in the riverboat gaming operation with respect to which the license is sought. The Illinois Board may also require an applicant or owner licensee to disclose any other principal or investor and require the investigation and approval of these individuals.

    The Illinois Board (unless the investor qualifies as an institutional investor) requires a Personal Disclosure Form from any person or entity who or which, individually or in association with others, acquires directly or indirectly, beneficial ownership of more than 5% of any class of voting securities or non-voting securities convertible into voting securities of a publicly-traded corporation which holds an ownership interest in the holder of an owner's license. If the Illinois Board denies an application for such a transfer and if no hearing is requested, the applicant for the transfer of ownership interest must promptly divest those shares in the publicly-traded parent corporation. The holder of an owner's license would not be able to distribute profits to a publicly-traded parent corporation until such shares have been divested. If a hearing is requested, the shares need not be divested and profits may be distributed to a publicly-held parent corporation pending the issuance of a final order from the Illinois Board.

    An institutional investor that individually or jointly with others, cumulatively acquires, directly or indirectly, 5% or more of any class of voting securities of a publicly-traded licensee or a licensee's publicly-traded parent corporation shall, within no less than ten days after acquiring these securities, notify the Administrator of the Board of such ownership and shall provide any additional information as may be required. If an institutional investor (as specified above) acquires 10% or more of any class of voting securities of a publicly-traded licensee or a licensee's publicly-traded parent corporation it shall file an Institutional Investor Disclosure Form within 45 days after acquiring this level of ownership interest. The owner licensee shall notify the Administrator as soon as possible after it becomes aware that it or its parent is involved in an ownership acquisition by an institutional investor. The institutional investor also has an obligation to notify the Administrator of its ownership interest.

    In addition to Institutional Investor Disclosure Forms, certain other forms may be required to be submitted to the Illinois Board. An owner-licensee must submit a Marketing Agent Form to the Illinois Board for each Marketing Agent with whom it intends to do business. A Marketing Agent is a person or entity, other than a junketeer or an employee of a riverboat gaming operation, who is compensated by the riverboat gaming operation in excess of $100 per patron per trip for identifying and recruiting patrons. Key Persons of owner-licensees must submit Trust Identification Forms for trusts, excluding land trusts, for which they are a grantor, trustee or beneficiary each time such a trust relationship is established, amended or terminated.

    Applicants for and holders of an owner's license are required to obtain formal approval from the Illinois Board for changes in the following areas:

    - Key Persons;

    - type of entity;

    - equity and debt capitalization of the entity;

    - investors and/or debt holders;

    - source of funds;

    - applicant's economic development plan;

    - riverboat capacity or significant design change;

    - gaming positions;

    - anticipated economic impact; or

    - agreements, oral or written, relating to the acquisition or disposition of property (real or personal) of a value greater than $1 million.

    A holder of an owner's license is allowed to make distributions to its stockholders only to the extent that the distribution would not impair the financial viability of the gaming operation. Factors to be considered by the licensee will include but not be limited to the following:

    - cash flow, casino cash and working capital requirements;

    - debt service requirements, obligations and covenants associated with financial instruments;

    - requirements for repairs and maintenance and capital improvements;

    - employment or economic development requirements of the Act; and

    - a licensee's financial projections.

    The Illinois Board may waive any licensing requirement or procedure provided by rule if it determines that the waiver is in the best interests of the public and the gaming industry. Also, the Illinois Board may, from time to time, amend or change its rules.

    From time to time, various proposals have been introduced in the Illinois legislature that, if enacted, would affect the taxation, regulation, operation or other aspects of the gaming industry or Mandalay. Some of this legislation, if enacted, could adversely affect the gaming industry or Mandalay. No assurance can be given whether such or similar legislation will be enacted.

    Uncertainty exists regarding the Illinois gambling regulatory environment due to limited experience in interpreting the Illinois Act.

MICHIGAN GAMING LAWS

    Mandalay is subject to regulation by the Michigan Gaming Control Board ("Michigan Board") pursuant to the Michigan Gaming Control and Revenue Act ("Michigan Act") as a result of ownership of 53.5% of Detroit Entertainment, L.L.C., a Michigan limited liability company, which operates MotorCity Casino.

    The qualification standards established by the Michigan Act and Rules are very comprehensive. A burden of proof by "clear and convincing evidence" is placed upon the applicant. The focus of these standards is suitability as to:

    - character;

    - reputation;

    - integrity;

    - business probity;

    - experience;

    - ability;

    - financial ability and responsibility; and

    - any other criteria considered appropriate by the Michigan Board.

    MotorCity Casino's casino license is a one-year license. The license will be renewed by the Michigan Board on an annual basis if the Michigan Board determines that MotorCity Casino continues to meet all requirements established by the Michigan Act and Rules.

    The Michigan Act permits the licensing and operation of up to three casinos
in any Michigan city that meets certain requirements.   At the present time, the
only city in Michigan that meets these requirements is Detroit. To date, two casino licenses have been issued. An application for the third casino license is pending before the Michigan Board. It is not certain when the Michigan Board will issue the third casino license.

    The Michigan Board is composed of five persons. It has the authority to:

    - enforce the provisions of the Michigan Act;

    - license casinos in accordance with the provisions of the Michigan Act; and

    - regulate all aspects of the operation of casinos licensed by the Michigan Board.

    The Michigan Board's jurisdiction extends to every person and business entity involved in casino gaming operations governed by the Michigan Act and Rules. The Michigan Act and Rules strictly regulate all aspects of the ownership and operation of casinos licensed under the Michigan Act. This includes regulation of:

    - all related buildings, facilities, bars, restaurants, hotels, cocktail lounges, retail establishments, arenas and rooms functionally or physically connected to the casino; and

    - any other facility located in the city of Detroit that is under the control of the casino licensee or an affiliated company.

    Collectively, the Michigan Act calls all of these buildings, facilities and other amenities the "Casino Enterprise."

    The Michigan Board, the Michigan Attorney General and the Michigan State Police have been assigned to investigate and inspect the casinos licensed under the Michigan Act. These employees have the right to inspect all facilities relating to the Casino Enterprise.

    The Michigan Act and Rules require that "Key Persons" meet the requirements set forth in the Michigan Act and Rules. Key Persons include:

    - officers, directors, trustees, partners and proprietors of a casino licensee or an affiliate or holding company of a casino licensee that has control of a casino licensee;

    - a person that holds a combined direct, indirect or attributed debt or equity interest of more than 5% in a person that holds a casino license;

    - a person that holds a combined direct, indirect or attributed equity interest of more than 5% in a person that holds a casino license;

    - a managerial employee of an affiliate or holding company that has control of a person that holds a casino license; and

    - various management level employees of the casino licensee.

    The Michigan Act defines "control" of a casino licensee as having greater than 15% direct or indirect pecuniary interest in the casino licensee. Mandalay has control of MotorCity Casino.

    Key Persons are required to timely file and update qualification information with the Michigan Board and then be approved by the Michigan Board.

    The Michigan Act and Rules require compliance with qualification standards for obtaining and retaining a direct or indirect ownership interest in a casino and for transferring an ownership interest in a casino. Owners are required to timely file and update information required to be submitted to the Michigan Board.

    The Michigan Board can require compliance with the qualification and approval standards whenever the Michigan Board determines that it is in the best interests of the Michigan casino regulatory process to do so regardless of the amount of direct or indirect beneficial ownership interest involved or the nature of the ownership interest.

    The Michigan Act and Rules distinguish between shareholders of a privately owned company and shareholders of a publicly traded company for qualification purposes. Shareholders of a privately owned company who directly or indirectly beneficially own 1% or more of a casino licensee or casino license applicant must submit qualification information to the Michigan Board and be approved by the Michigan Board. Shareholders that own more than 5% of a publicly traded company that owns 1% or more of one of the Detroit casinos must submit and update qualification information to the Michigan Board. Mandalay owns more than 1% of MotorCity casino and, therefore, each shareholder that owns more than 5% of the shares of Mandalay is subject to the qualification requirements established by the Michigan Act and Rules.

    There are special rules for an "institutional investor" that has invested in a publicly traded company that owns 1% or more of a Detroit casino or a Michigan casino license applicant.

    The Michigan Board is currently taking the position that an institutional investor that individually or, in association with others, directly or indirectly holds or acquires beneficial ownership of more than 5% of Mandalay must notify the Michigan Board of its interest in Mandalay within 10 business days after the institutional investor acquires more than a 5% interest in Mandalay or files a Form 13-D or 13-G with the SEC. The institutional investor may be required by the Michigan Board to supply additional information to the Michigan Board. The Michigan Board may require the institutional investor to be found suitable.

    An institutional investor that individually or, in association with others, directly or indirectly holds or acquires beneficial ownership of more than a 5% interest but less than a 10% interest in Mandalay may request from the Michigan Board a waiver of the eligibility and suitability requirements if the institutional investor purchased the interest in Mandalay for investment purposes only and not for the purpose of influencing or affecting the affairs of Mandalay, MotorCity Casino or its affiliates. In order to obtain the waiver, the institutional investor must complete and file with the Michigan Board a Michigan institutional investor Waiver Application (less than 10% interest).

    An institutional investor that individually or, in association with others, directly or indirectly holds or acquires beneficial ownership of more than a 10% interest but not more than a 15% interest in Mandalay may request from the Michigan Board a waiver of the eligibility and suitability requirements if the institutional investor purchased the interest in Mandalay for investment purposes only and not for the purpose of influencing or affecting the affairs of Mandalay, MotorCity Casino or its affiliates. The Michigan Rules require that an institutional investor within these ownership parameters must disclose detailed information concerning the institutional investor.

    An institutional investor that individually or, in association with others, directly or indirectly holds or acquires beneficial ownership of more than a 15% interest in Mandalay is required to file qualification information with the Michigan Board within 45 days after acquiring the interest and is required to meet qualification and approval standards.

    The Michigan Act and Rules regulate an institutional investor owning debt securities of a casino licensee's affiliates. An institutional investor may be required to meet the Michigan Act's qualification standards if the institutional investor:

    - owns or acquires beneficial ownership of 10% or more of debt securities of a casino licensee's affiliate or affiliated company which are related in any way to the financing of the casino licensee; or

    - owns or acquires beneficial ownership of more than 50% of any issue of the outstanding debt of the casino licensee's affiliate or affiliated company.

    An institutional investor that owns or acquires beneficial ownership of more than 5% but less than 10% of debt securities of a casino licensee's affiliate or affiliated company which are in any way related to the financing of the casino licensee may be granted a waiver of the eligibility and suitability requirements of the Michigan Act and Michigan Rules if:

    - the debt securities do not represent more than 20% of the outstanding debt of the casino licensee's affiliate or affiliated company; or

    - the debt securities represent not more than 50% of any issue of the outstanding debt of the casino licensee's affiliate or affiliated company; and

    - the debt securities are those of a publicly traded corporation and were purchased for investment purposes only.

    The Michigan Act and Rules regulate the transfer of a direct or indirect interest in a casino licensee. The Michigan Board must be notified in advance of any proposed transfer of a direct or indirect interest. If the proposed transfer involves more than a 1% direct or indirect interest, the proposed transfer may not be consummated until the transfer has been approved by the Michigan Board. In all events, the parties proposing to engage in the transfer action should determine the applicable requirements of the Michigan Act and Rules before completing the transfer transaction.

    Formal notice of certain events must be given to and approval obtained from the Michigan Board by the casino licensee or applicant and any of their affiliates or holding companies whenever any of the following events occur:

    - a change of a Key Person;

    - a change in entity;

    - a change in equity or debt capitalization of the entity;

    - a change in investors subject to the Michigan Act and Michigan Rules;

    - a change in debt holders subject to the Michigan Act and Michigan Rules;

    - a change in source of funds; or

    - related party transactions exceeding $250,000 in a 12-month period.

    The Michigan Act declares that a person or entity that is required to meet the Michigan Act's suitability standards will not be eligible if any of the following circumstances exist:

    - the applicant has been convicted of a felony anywhere in the United
      States;

    - the applicant has been convicted of a misdemeanor involving gambling, theft, fraud or dishonesty;

    - the applicant has submitted an application that contains false information;

    - the applicant or affiliate owns more than a 10% ownership interest in any entity holding a casino license issued under the Michigan Act;

    - the applicant holds any elective office in the United States (with certain minor exceptions), is an employee of any gaming regulatory body in the United States or is employed by a governmental unit of the State of Michigan;

    - the Michigan Board concludes that the applicant lacks the requisite suitability as to integrity, moral character and reputation, personal and business probity, financial ability and experience, responsibility or means to develop, construct, operate or maintain the casino; or

    - the applicant fails to meet other criteria considered appropriate by the Michigan Board that are not arbitrary, capricious or contrary to the provisions of the Michigan Act.

    The Michigan Act prohibits casino licensees and applicants and certain related persons from making contributions to candidates for state or local office in the State of Michigan and to committees supporting any such candidates during various periods, including periods prior to licensure. The political contribution restriction applies to casino license applicants, casino licensees and all of the following persons and entities:

    - any person or entity that holds at least a 1% interest in the casino licensee or Casino Enterprise;

    - any person who is an officer or managerial employee of the casino licensee or Casino Enterprise;

    - any person who is an officer of the person who holds at least a 1% interest in the casino licensee or Casino Enterprise; and

    - any person that is an independent committee of the casino licensee or Casino Enterprise.

    The Michigan Act also applies this restriction to spouses, parents, children and spouses of children of persons holding an interest in the casino licensee or Casino Enterprise. However, the portion of the political contribution restriction relating to spouses, parents, children and spouses of children has been declared unconstitutional by Attorney General Frank Kelley in Attorney General Opinion No. 7002 issued on December 17, 1998 in those instances where the contribution is not a willful attempt to evade the political contribution restrictions contained in the Michigan Act.

    The penalties for violation of the political contribution restriction includes fines, imprisonment or both.

    If a shareholder who is required to submit qualification information to the Michigan Board is not approved by the Michigan Board, the shareholder must promptly dispose of all ownership interest in the shares.

    If a person who seeks to acquire shares is a person who is required to submit qualification information to the Michigan Board and the person does not obtain approval for the acquisition from the Michigan Board, the person may not acquire the shares and must promptly dispose of all interest in the shares.

    If a Key Person who is required to submit qualification information to the Michigan Board is not approved by the Michigan Board, the Key Person must promptly cease all involvement in the Michigan Casino Enterprise.

    As required under the Michigan Act, MotorCity Casino has a Development Agreement with the City of Detroit. The Development Agreement is currently in effect.

    MotorCity Casino has constructed a temporary casino in accordance with the terms of the Development Agreement. This temporary casino opened on December 14, 1999. Under the terms of the Development Agreement, the temporary casino is to be operated for no more than 48 months unless otherwise agreed by the City of Detroit, at which time the temporary casino is to be closed and the permanent casino opened. Detroit Entertainment, L.L.C. is prepared to begin construction of the permanent casino in accordance with the Development Agreement once the permanent casino site designated by the City of Detroit has been acquired in accordance with procedures developed by the City of Detroit and the construction site is ready for construction activity. No assurance can be given regarding when the permanent casino site will be available and ready for construction of the permanent casino or when construction of the permanent casino will be completed and the permanent casino opened.

    The Development Agreement entered into between the City of Detroit and Detroit Entertainment, L.L.C. has numerous terms and conditions relating to the following:

    - the construction of the temporary and permanent casino;

    - the employment of Detroit residents, minorities and women to staff the operation of the temporary and permanent casinos; and

    - the use of Detroit based, minority and woman owned vendors and suppliers.

    MotorCity Casino has agreed to exercise its reasonable best efforts to comply with vendor and supplier use and hiring goals. Failure to comply with the terms of the Development Agreement could adversely affect its casino license.

    Michigan law requires that any person who holds a "Casino Interest" must file a registration form with the Michigan Secretary of State not later than 5 days after obtaining the Casino Interest. A person who violates this registration requirement for more than 30 days is subject to being charged with a misdemeanor and a fine of not more than $1,000. The Casino Interest registration requirement is completely separate and apart from the eligibility and qualification requirements established by the Michigan Act and Michigan Rules. A person holding a Casino Interest includes:

    - a person who holds at least a 1% interest in a casino licensee or a Casino Enterprise;

    - a person who is a partner, officer or key or managerial employee of the casino licensee or Casino Enterprise;

    - a person who is an officer of the person who holds at least a 1% interest in the casino licensee or Casino Enterprise; and

    - the spouse or children of any of these persons.

    A "person" includes any individual and legal entity.

    The Casino Interest Registration Form may be obtained from the Michigan Secretary of State in Lansing, Michigan.

    The Michigan Act and Rules establish extensive requirements and procedures relating to all of the following:

    - operation of casino games;

    - ownership records;

    - reporting of transactions;

    - handling of money;

    - extending credit;

    - accounting and editing;

    - internal control systems; and

    - compliance reporting.

    The Michigan Act and Rules do not limit the maximum bet or per person loss. No person under the age of 21 years is permitted to wager in a casino licensed under the Michigan Act. MotorCity Casino may operate 24 hours a day, 7 days a week. MotorCity Casino is subject to regulation by the Michigan Liquor Control Commission. The Michigan Act subjects MotorCity Casino to five forms of gaming taxes and fees:

    - a nonrefundable license application fee of $50,000;

    - a $25,000 casino license fee, which is payable annually;

    - a wagering tax equal to 18% of adjusted gross receipts;

    - a municipal services fee in an amount equal to the greater of 1.25% of adjusted gross receipts or $4,000,000; and

    - the payment of all regulatory and enforcement costs, including compulsive gaming programs, casino related programs and activities, casino related services provided by the Michigan Attorney General and casino related expenses of the Michigan State Police up to a combined total annual maximum charge of $25,000,000 in the first year of casino operations for all casinos licensed under the Michigan Act. This maximum amount is adjusted annually by the Detroit Consumer Price Index.

    No casino licensed under the Michigan Act is liable for the payment of more than 1/3 of the total annual assessment. This fee is placed into a services fee fund. This service fee fund is prohibited from exceeding $65,000,000. If this service fee fund exceeds $65,000,000, any amount in excess of $65,000,000 must be credited towards the annual payments the casinos licensed under the Michigan Act are required to make to the service fee fund.

    The five forms of fees and taxes listed above are in addition to the taxes, fees and assessments customarily paid by business entities in the State of Michigan and the City of Detroit.

    The holder of a casino license issued under the Michigan Act is subject to a variety of penalties for violation of the Michigan Act or Rules. The penalties include, but are not necessarily limited to, the following:

    - monetary fines;

    - suspension of the casino license;

    - revocation of the casino license;

    - civil penalties of up to $10,000 or the amount of daily gross receipts derived from wagering on gaming on the day of the violation, whichever is greater;

    - criminal penalties;

    - seizure and/or destruction of gaming equipment;

    - seizure and/or sale of gaming operations;

    - imposition of a conservatorship; and

    - imposition of restrictions or conditions on gaming operations by the Michigan Board.

    The Michigan Board is required to comply with the Michigan Act, the Michigan Rules, the Michigan Administrative Procedures Act and other applicable laws and regulations. The Michigan Board may suspend a casino operator's license, without notice or hearing, upon a determination that:

    - the safety or health of patrons or employees would be threatened by the continued operation of the casino; or

    - the action is necessary for the immediate preservation of the integrity of casino gaming, public peace, health, safety, morals, good order or general welfare.

    The Michigan Board may waive any licensing requirement or procedures provided by the Michigan Rules provided that the waiver does not violate the Michigan Act. Any such waiver must be based upon a determination by the Michigan Board that the waiver is in the best interests of the public and the gaming industry.

    The Michigan Board may amend or change the Michigan Rules provided that the amendment or change complies with the Michigan Act and other applicable Michigan law.

    Uncertainty exists regarding the Michigan gaming regulatory environment due to the limited experience in interpreting the Michigan Act and the Michigan Rules. The Michigan Act and Michigan Rules are evolving pursuant to an ongoing regulatory, legislative and judicial process. Therefore, the Michigan Act and Michigan Rules are subject to and, in all probability will, change with the maturation of casino gaming regulated by the Michigan Act.

    Various regulatory proposals have been and, in all likelihood, will continue to be discussed by the Detroit City Council concerning the regulation of casinos in the City of Detroit. Legislation proposed to or by the Detroit City Council, if enacted, could adversely affect the gaming industry, Detroit Entertainment, L.L.C. or Mandalay. No assurance can be given whether additional ordinances will be enacted and what effect such ordinances could have on the operation of casinos in the City of Detroit.

    From time to time various proposals have been introduced in the Michigan legislature which related to casino gaming in Detroit. Some of the proposals, if enacted, would affect the taxation, regulation, operation or other aspects of the gaming industry, Detroit Entertainment, L.L.C. or Mandalay. No assurance can be given whether additional legislation will be enacted and what effect such legislation could have on the operation of casinos in the City of Detroit.

    The constitutionality of the Detroit Casino Competitive Selection Process Ordinance and the Michigan Act has been challenged in separate federal court proceedings initiated by the Lac Vieux Band of Lake Superior Chippewa Indians and by Barden Detroit Casino, L.L.C. If it is subsequently determined that either the Detroit Casino Competitive Selection Process Ordinance or the Michigan Act is defective and this determination is upheld, this may impact the validity of the Development Agreement entered into between Detroit Entertainment, L.L.C. and the City of Detroit or the casino license issued to Detroit Entertainment, L.L.C., which could have an adverse impact upon us. No assurance can be given regarding the probable result of either proceeding.

    The Lac Vieux Band of Lake Superior Chippewa Indians had also filed an appeal with the Michigan Court of Appeals for judicial review of the Michigan Board's grant of a casino license to Detroit Entertainment, L.L.C. The Court of Appeals has decided that the Lac Vieux Band does not have standing to appeal the Michigan Board's issuance of the casino license to Detroit Entertainment, L.L.C. The Lac Vieux Band can seek to appeal this decision. If an appellate court determines that the Lac Vieux Band has standing to appeal the issuance of the license, the casino license issued by the Michigan Board to Detroit Entertainment, L.L.C. could be adversely affected, which could have an adverse impact upon us. No assurance can be given regarding the probable result of this litigation.

    If it is ultimately determined that either the Michigan Act or the Detroit ordinance is defective, this could result in the termination of the license to operate our temporary casino or otherwise adversely impact our ability to continue to operate that facility and could prevent or otherwise adversely impact our ability to construct, open or operate our proposed permanent hotel-casino in downtown Detroit. This may have an impact upon the validity of the Development Agreement entered into between the City of Detroit and Detroit Entertainment, L.L.C., and the casino license issued to Detroit Entertainment, L.L.C.

    Litigation challenging the condemnation of real property by the City of Detroit for the permanent casino construction site has been initiated. As a result of this litigation, 47 pending land condemnations initiated by the City of Detroit have been dismissed. The litigation surrounding the condemnation of land for use in construction of the permanent casinos in the City of Detroit could substantially delay the construction of the permanent casino by Detroit Entertainment, L.L.C. No assurance can be given regarding the impact of such a delay.

OTHER GAMING JURISDICTIONS

    Future expansion of our operations may include gaming operations in jurisdictions other than those in which our activities and those of the joint ventures in which we participate are currently conducted. As a result, we and/or one or more joint ventures in which we participate may become subject to comprehensive gaming and other regulations in additional jurisdictions. Such regulations may be similar to, and could be more restrictive than, those currently applicable to us, our joint ventures and our officers, director, employees and persons associated with us.

OTHER LAWS AND REGULATIONS

    Each of the casino hotels and the riverboat and dockside casinos described in this report is subject to extensive state and local regulations and, on a periodic basis, must obtain various licenses and permits, including those required to sell alcoholic beverages. We believe that we and the joint ventures in which we participate have obtained all required licenses and permits and our businesses, including those of our joint ventures, are conducted in substantial compliance with applicable laws.

THE NATIONAL GAMBLING IMPACT STUDY COMMISSION'S RECOMMENDATIONS

    A National Gambling Impact Study Commission has been established by the United States Congress to conduct a comprehensive study of the social and economic impact of gaming in the United States. On April 28, 1999, the National Commission voted to recommend that the expansion of gambling be curtailed. In June 1999, the National Commission issued a final report of its findings and conclusions, together with recommendations for legislative and administrative actions. Below are highlights of some of those recommendations:

    - Legal gaming should be restricted to those at least 21 years of age;

    - Betting on college and amateur sports should be banned;

    - The introduction of casino-style gambling at pari-mutual racing facilities for the primary purpose of saving the pari-mutual facility financially should be prohibited;

    - Internet gaming should be banned within the United States;

    - The types of gaming activities allowed by Indian tribes within a given state should not be inconsistent with the gaming activities allowed to other persons in that state; and

    - State, local and tribal governments should recognize that casino gaming provides economic development, particularly for economically depressed areas. The National Commission differentiated casino gaming from stand-alone slot machines (e.g., in convenience stores), Internet gaming and lotteries which the commission stated do not provide the same economic development.

    Any additional regulation of the gaming industry which may result from the National Commission's report may have an adverse affect on the gaming industry, including Mandalay.

INTERNAL REVENUE SERVICE REGULATIONS

    The Internal Revenue Service requires operators of casinos located in the United States to file information returns for U.S. citizens, including names and addresses of winners, for keno and slot machine winnings in excess of stipulated amounts. The Internal Revenue Service also requires operators to withhold taxes on some keno, bingo and slot machine winnings of nonresident aliens. We are unable to predict the extent, to which these requirements, if extended, might impede or otherwise adversely affect operations of, and/or income from, the other games.

    Regulations adopted by the Financial Crimes Enforcement Network of the Treasury Department and the gaming regulatory authorities in some of the domestic jurisdictions in which we operate casinos, or in which we may apply for licensing to operate a casino, require the reporting of currency transactions in excess of $10,000 occurring within a gaming day, including identification of the patron by name and social security number. This reporting obligation began in May 1985 and may have resulted in the loss of gaming revenues to jurisdictions outside the United States which are exempt from the ambit of these regulations.

EMPLOYEES AND LABOR RELATIONS

    At March 31, 2000, we and the joint ventures in which we participate employed approximately 36,000 persons. Approximately 41% of our employees at January 31, 2000 were employed pursuant to the terms of collective bargaining agreements. The contracts with two unions, covering approximately 850 employees, expired on May 31, 1999 and March 31, 2000. New contacts are currently being negotiated and we do not anticipate any difficulties in renewing our agreements. We currently have contracts with our other major unions that have remaining terms ranging from one to four years. We consider our labor relations to be satisfactory. A work stoppage has not been experienced at a property we or a joint venture in which we participate own since an industry-wide strike in 1975.

    Certain states in which gaming recently has been legalized have established community commitment and similar laws or requirements which require that a specified percentage of employees of gaming ventures be residents of the community or state in which the gaming venture is located or meet certain other criteria. These laws could affect our ability to attract and retain qualified employees for gaming operations we or joint ventures in which we participate conduct outside Nevada.

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

(Cautionary Statements Under the Private Securities Litigation Reform Act of
1995)

    Certain information included in this Report and other materials filed or to be filed by Mandalay with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts. We have based these forward-looking statements on our current expectations about future events. These forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including:

    - statements relating to our business strategy;

    - our current and future development plans; and

    - statements that include the words "may," "could," "should," "would," "believe," "expect," "anticipate," "estimate," "intend," "plan" or similar expressions.

    Such statements include information relating to current construction activities, plans for future expansion and other business development activities as well as other capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. From time to time, oral or written forward-looking statements are also included in Mandalay's periodic reports on Forms 10-Q and 8-K, press releases and other materials released to the public.

    Any or all of the forward-looking statements in this report, in Mandalay's Annual Report to Stockholders for fiscal 2000 and in any other public statements we make may turn out to be wrong. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this report, such as government regulation and the competitive environment, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements.

    We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in Mandalay's subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. The following discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business includes factors we believe could cause our actual results to differ materially from expected and historical results. Other factors beyond those listed below could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

    - As described under "Competition," we and the joint ventures in which we participate operate in a very competitive environment, particularly in Las Vegas. The growth in the number of hotel rooms in Las Vegas, which increased sharply in 1999, and the spread of legalized gaming in other states and countries, have negatively affected our operating results and may continue to do so.

    - As discussed under "Regulation and Licensing," our gaming operations and the gaming operations of the joint ventures in which we participate are highly regulated by governmental authorities in Nevada, Mississippi, Illinois and Michigan. We will also become subject to regulation in any other jurisdiction where we or any joint venture in which we participate conducts gaming in the future. Any regulation in other jurisdictions may or may not be similar to that in Nevada, Mississippi, Illinois and Michigan.

    - Changes in applicable laws or regulations could have a significant effect on our operations of the Company and the gaming joint ventures in which we participate. As a result of federal legislation passed in 1996, the National Gambling Impact Study Commission conducted a two-year study of the gaming industry in the United States and reported its findings and recommendations to Congress in June 1999. It is possible that this report may result in additional regulation and taxation of the gaming industry.

    - Our operations and those of the joint ventures in which we participate are affected by changes in local and national general economic and market conditions in the locations where operations are conducted and where customers live. Our Nevada properties and those of the two Nevada joint ventures in which we participate are affected by the economic conditions in California and Mandalay Bay may be susceptible to the effects of economic conditions in the Far East.

    - The interstate highway between Las Vegas and southern California, where a large number of our customers reside, has experienced long traffic delays during peak periods. Such delays may affect the number of customers who visit our facilities in southern Nevada.

    - Plans for future construction can be affected by a number of factors, including time delays in obtaining necessary governmental permits and approvals and legal challenges. Changes may be made in the scope of a project, budgets and schedules for competitive, aesthetic or other reasons, and these changes may also result from circumstances beyond our control. These circumstances include weather interference, shortages of materials and labor, work stoppages, labor disputes, unforeseen engineering, environmental or geological problems and unanticipated cost increases. Any of these circumstances could give rise to delays in the completion of any project we or any joint venture in which we participate may undertake or cost overruns.

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

    - We believe that our recorded tax balances are adequate. However, it is not possible to determine with certainty the likelihood of possible changes in the tax laws or their administration. These changes, if adopted, could have a material negative effect on our operating results and the operating results of joint ventures in which we participate.

    - Our debt has increased in the past several years. The interest rate on a large portion of our long-term debt is subject to fluctuation based on changes in short-term interest rates and the ratings which national rating agencies assign to outstanding debt securities. Interest expense could increase as a result of these factors.

    - Claims have been brought against us in various legal proceedings, and additional legal and tax claims arise from time to time. It is possible that our cash flows and results of operations could be affected from time to time by the resolution of one or more of these contingencies. We believe that the ultimate disposition of current matters will not have a material impact on our financial condition or results of operations. See the further discussion under "Legal Proceedings" in Item 3 of this report.

    - There is intense competition to attract and retain management and key employees in the gaming industry. Our business or the business of the joint ventures in which we participate could be adversely affected in the event of the inability to recruit or retain key personnel.

    - Legal proceedings are currently pending which challenge the city ordinance pursuant to which our Detroit joint venture was selected to develop one of three casinos permitted to be developed in Detroit, Michigan and the issuance of a casino license to our Detroit joint venture. See "Detroit Litigation" in Item 3 of this report. Depending on the eventual outcome of these legal proceedings, our Detroit joint venture's ability to continue to operate the temporary casino it opened in December 1999 could be precluded or otherwise adversely impacted and/or its ability to construct, open and/or operate a permanent Detroit hotel-casino could be delayed, precluded or otherwise adversely impacted.

    - While Mandalay from time to time communicates with securities analysts, it is against our policy to disclose to them any material non-public information or other confidential business information. Therefore, it should not be assumed that we agree with any statement or report issued by any analyst, irrespective of the content of the statement or report. Furthermore, we have a policy against publicly issuing financial forecasts or projections or confirming forecasts or projections issued by others. Hence, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, those reports are not our responsibility.

ITEM 2. PROPERTIES.

    MANDALAY BAY. We own approximately 60 acres of land, with approximately 1,300 feet of frontage, on the Las Vegas Strip and Mandalay Bay which is situated on the site. For additional information concerning Mandalay Bay, see "Overview" and "Property Descriptions--Las Vegas, Nevada--Mandalay Bay" in
Item 1 of this report.

    LUXOR AND EXCALIBUR. We own a 117-acre parcel on the southwest corner of the intersection of the Las Vegas Strip and Tropicana Avenue, with approximately 2,400 feet of frontage on the Las Vegas Strip, that includes, Excalibur, which is situated on the northern portion of the parcel, and Luxor, which is situated on such site to the south of Excalibur. For additional information concerning Luxor and Excalibur, see "Overview" and "Property Descriptions--Las Vegas, Nevada--Luxor" and--Excalibur" in Item 1 of this report.

    CIRCUS CIRCUS-LAS VEGAS. We own approximately 69 acres of land, with approximately 375 feet of frontage on the Las Vegas Strip, and Circus Circus-Las Vegas which is situated on the site. For additional information concerning Circus Circus-Las Vegas, see "Overview" and "Property Descriptions--Las Vegas, Nevada--Circus Circus--Las Vegas" in Item 1 of this report.

    CIRCUS CIRCUS-RENO. Circus Circus-Reno is situated on a three-block area in downtown Reno, of which approximately 90% is owned by us and the remainder is held under two separate leases, which expire in 2032 and 2033, respectively. For additional information concerning Circus Circus-Reno, see "Overview" and "Property Descriptions--Reno, Nevada--Circus Circus--Reno" in Item 1 of this report.

    COLORADO BELLE. We own approximately 22 acres on the bank of the Colorado River in Laughlin, Nevada and the Colorado Belle which is situated on the site. For additional information concerning the Colorado Belle Hotel and Casino, see "Overview" and "Property Descriptions--Laughlin, Nevada--Colorado Belle" in Item 1 of this report.

    EDGEWATER. Adjacent to the site of the Colorado Belle, we own approximately 16 acres on the bank of the Colorado River in Laughlin, Nevada, and the Edgewater Hotel and Casino which is situated on the site. For additional information concerning the Edgewater Hotel and Casino, see "Overview" and "Property Descriptions--Laughlin, Nevada--Edgewater" in Item 1 of this report.

    GOLD STRIKE. We own approximately 51 acres and the Gold Strike Hotel & Gambling Hall, which is situated on the site, located on the east side of I-15 in Jean, Nevada, approximately 12 miles from the California/Nevada border and 25 miles from Las Vegas. For additional information concerning Gold Strike, see "Overview" and "Property Descriptions--Jean, Nevada--Gold Strike-Jean" in Item 1 of this report.

    NEVADA LANDING.  We own approximately 55 acres and the Nevada Landing
Hotel & Casino, which is situated on the site, located on the west side of I-15 in Jean, Nevada. For additional information concerning Nevada Landing, see "Overview" and "Property Descriptions--Jean, Nevada--Nevada Landing" in Item 1 of this report.

    RAILROAD PASS. We own approximately 56 acres and the Railroad Pass Hotel & Casino, which is situated on the site, located on US-93 in Henderson, Nevada. For additional information concerning Railroad Pass, see "Overview" and "Property Descriptions--Henderson, Nevada--Railroad Pass" in Item 1 of this report.

    GOLD STRIKE-TUNICA. We own approximately 24 acres in Tunica County, Mississippi and Gold Strike-Tunica, which is situated on the site. We also own an undivided 50% interest in an additional 388-acre site which is owned jointly with another unaffiliated gaming company. For additional information concerning Gold Strike-Tunica, see "Overview" and "Property Descriptions--Tunica County, Mississippi--Gold Strike-Tunica" in Item 1 of this report.

    OTHER REAL PROPERTY. Slots-A-Fun is situated on a 30,000-square-foot parcel that we own and has approximately 100 feet of frontage on the Las Vegas Strip.

    We own approximately 60 acres of unimproved land located immediately south of Mandalay Bay and approximately 15 acres of land on the Las Vegas Strip across from Luxor, which from time to time is utilized as a parking lot for employees at Luxor and Excalibur.

    We own 60 acres of land in Jean, Nevada to the north of Gold Strike and approximately 89 acres of land in Sloan, Nevada off of I-15. Sloan is located between Jean and Las Vegas.

    We also own or lease, or have options and/or agreements to purchase or lease, certain other improved and unimproved properties which are not deemed to be material to us.

    As of January 31, 2000, none of the aforementioned properties we own was subject to any encumbrance securing the repayment of indebtedness.

    JOINT VENTURE INTERESTS. Mandalay, either directly or through wholly owned subsidiaries, owns:

    - a 50% interest in the joint venture entity which owns and operates Silver Legacy, a hotel-casino in Reno, Nevada;

    - a 53.5% interest in the joint venture entity which owns and operates MotorCity Casino, a temporary casino in Detroit, Michigan;

    - a 50% interest in the joint venture entity which owns and operates Monte Carlo, a hotel-casino complex on the Las Vegas Strip; and

    - a 50% interest in the Elgin joint venture entity which owns and operates Grand Victoria, a riverboat casino and land-based entertainment complex in Elgin, Illinois.

    Reference is made to the information concerning these joint venture properties appearing under the captions "Overview" and "Property Descriptions" in Item 1 of this report, which information is hereby incorporated in this Item 2 by this reference.

    The following table set forth for each of our joint venture properties the principal amount of indebtedness secured by encumbrances on that property as of January 31, 2000.

PROPERTY                                                      AMOUNT
--------                                                   -------------
                                                           (IN MILLIONS)

Silver Legacy............................................      $170.0

MotorCity Casino.........................................       150.0

Monte Carlo..............................................        87.0

Grand Victoria...........................................          --

ITEM 3. LEGAL PROCEEDINGS.

SLOT MACHINE LITIGATION

    On April 26, 1994, William H. Poulos brought a class action in the U.S. District Court for the Middle District of Florida, Orlando Division captioned WILLIAM H. POULOS, ET AL. V. CAESARS WORLD, INC. ET AL., against 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including Mandalay. On May 10, 1994, another plaintiff filed a class action complaint in the United States District Court for the Middle District of Florida in WILLIAM AHEARN, ET AL. V. CAESARS WORLD, INC. ET AL. alleging substantially the same allegations against 48 defendants, including Mandalay. On September 26, 1995, a third action was filed against 45 defendants, including Mandalay, in the U.S. District Court for the District of Nevada in LARRY SCHREIER, ET AL. V. CAESARS WORLD, INC. ET AL. The court consolidated the three cases in the U.S. District Court for the District of Nevada under the case captioned WILLIAM H. POULOS, ET AL. V. CAESARS WORLD, INC. ET AL.

    The consolidated complaints allege that the defendants are involved in a scheme to induce people to play electronic video poker and slot machines based on false beliefs regarding how such machines operate and the extent to which a player is likely to win on any given play. The actions included claims under the Federal Racketeering Influenced and Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seek unspecified compensatory and punitive damages. A motion for class certification was filed in March 1998 but has not been ruled upon by the court. Discovery on the merits has been stayed pending a ruling on the motion for class certification.

DETROIT LITIGATION

    In LAC VIEUX DESERT BAND OF LAKE SUPERIOR CHIPPEWA INDIANS V. THE MICHIGAN GAMING CONTROL BOARD ET AL., the Lac Vieux Band of Lake Superior Chippewa Indians has sought to challenge the validity of the Michigan Gaming Control and Revenue Act (the "Michigan Act") and the City of Detroit's Casino Development Competitive Selection Process ordinance (the "Detroit ordinance"). On
October 31, 1997, the United States District Court for the Western District of Michigan issued an opinion holding that the Lac Vieux Band lacked standing to challenge the Michigan Act and the Detroit ordinance on First Amendment and Equal Protection grounds. In a decision issued on April 12, 1999, the United States Court of Appeals for the Sixth Circuit affirmed the District Court's determination that the Lac Vieux Band lacked standing to challenge the Michigan Act. However, the Sixth Circuit reversed the District Court's determination that
(i) the Lac Vieux Band lacked standing to challenge the Detroit ordinance,
(ii) the First Amendment is not implicated in the Detroit ordinance, and
(iii) a rational basis review rather than a strict scrutiny review should be applied in determining the merits of the Lac Vieux equal protection claim regarding the Detroit ordinance. The Sixth Circuit remanded the case to the District Court for further proceedings consistent with the Sixth Circuit's decision. No assurance can be given regarding the probable result of this litigation.

    In BARDEN DETROIT CASINO, L.L.C. V. THE CITY OF DETROIT, ET AL., Barden Detroit Casino, L.L.C. sought to challenge the validity of the Michigan Act and the Detroit ordinance. On July 22, 1999 the United States District Court for the Eastern District of Michigan entered an Order dismissing this challenge. Barden Detroit Casino, L.L.C. has appealed the District Court's decision to the United States Court of Appeals for the Sixth Circuit. The appeal is currently pending in the Court of Appeals. No assurance can be given regarding the timing or outcome of further proceedings in this litigation.

    If it is ultimately determined that the Michigan Act or the Detroit ordinance is defective, this could result in the termination of the license to operate our temporary casino or otherwise adversely impact our ability to continue to operate that facility and could prevent or otherwise adversely impact our ability to construct, open or operate our proposed permanent hotel-casino in downtown Detroit.

    In a separate action entitled LAC VIEUX DESERT BAND OF LAKE SUPERIOR CHIPPEWA INDIANS V. MICHIGAN GAMING CONTROL BOARD, the Lac Vieux Band of Lake Superior Chippewa Indians sought to appeal in the Michigan Court of Appeals the Michigan Gaming Control Board's grant of a casino license to our Detroit joint venture. The Michigan Court of Appeals has decided that the Lac Vieux Band does not have standing to appeal the issuance of the casino license. The Lac Vieux Band can seek to appeal this decision. If an appellate court determines that the Lac Vieux Band has standing to appeal the issuance of the license, then the Michigan Court of Appeals can review the issuance of the casino license to our Detroit joint venture based upon standards set forth in the Michigan Administrative Procedures Act for appeal of an administrative decision. No assurance can be given regarding the probable result of this litigation.

    We are defendants in various other pending lawsuits. In management's opinion, the ultimate outcome of such lawsuits will not have a material adverse effect on our results of operations or our financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matter was submitted to a vote of Mandalay's security holders during the fourth quarter of the fiscal year ended January 31, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS.

    Price Range of Common Stock. Mandalay's common stock is listed on the New York Stock Exchange and on the Pacific Exchange and traded under the symbol MBG. Until June 18, 1999, when Mandalay changed its corporate name, the common stock was traded under the symbol CIR. The following table sets forth, for the fiscal quarters shown, the low and high sale prices for the common stock on the New York Stock Exchange Composite Tape.

FISCAL 2000                                                     LOW        HIGH
-----------                                                   --------   --------

First Quarter...............................................   $12.69     $21.88

Second Quarter..............................................   $16.38     $26.31

Third Quarter...............................................   $16.75     $24.00

Fourth Quarter..............................................   $15.00     $24.38

FISCAL 1999                                                     LOW        HIGH
-----------                                                   --------   --------

First Quarter...............................................   $17.56     $26.50

Second Quarter..............................................   $13.63     $19.25

Third Quarter...............................................   $ 7.13     $13.94

Fourth Quarter..............................................   $10.75     $14.13

On April 20, 2000 there were 3,614 holders of record of Mandalay's common stock.

    DIVIDEND POLICY. Mandalay does not currently pay a cash dividend, nor is one contemplated in the foreseeable future. We believe that currently our stockholders are best served by reinvestment in new, high-return projects and/or share repurchase. Mandalay has a policy of periodic share repurchase, as cash flows, borrowing capacity and market conditions warrant.

ITEM 6. SELECTED FINANCIAL DATA.

                                                         YEAR ENDED JANUARY 31,
                                     --------------------------------------------------------------
                                        2000         1999         1998         1997         1996
                                     ----------   ----------   ----------   ----------   ----------
                                            (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING RESULTS:(1)
Revenues (2).......................  $2,050,898   $1,479,780   $1,354,487   $1,334,250   $1,299,596
Income from operations.............     273,736      242,779      236,500      222,169      251,373
Pretax income......................     103,116      140,815      147,922      163,863      205,759
Net income.........................      42,163       85,198       89,908      100,733      128,898
Basic earnings per share...........  $      .47   $      .90   $      .95   $      .99   $     1.33
Diluted earnings per share.........  $      .46   $      .90   $      .94   $      .97   $     1.30
BALANCE SHEET DATA:
Total assets.......................  $4,329,476   $3,869,707   $3,263,548   $2,729,111   $2,213,503
Long-term debt.....................   2,691,292    2,259,149    1,788,818    1,405,897      715,214
Stockholders' equity...............   1,187,780    1,157,628    1,123,749      971,791    1,226,812

------------------------

(1) Gold Strike, Nevada Landing and Railroad Pass were acquired on June 1, 1995. The Hacienda was acquired on September 1, 1995 and closed on December 1, 1996. Mandalay Bay opened on March 2, 1999 and MotorCity Casino opened on December 14, 1999. Silver City, a small casino on the Las Vegas Strip, was operated under a lease which expired October 31, 1999.

(2) Revenues are net of complimentary allowances.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Incorporated herein by reference are pages 21 through 34 of Mandalay's Annual Report to Stockholders for the fiscal year ended January 31, 2000 (the "2000 Annual Report"), which pages are included as part of Exhibit 13 to this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

    The information in the 2000 Annual Report beginning immediately following the caption "Market Risk and Derivative Financial Instruments" on page 32 thereof to, but not including, the caption "Year 2000 Readiness Disclosure" on page 33 thereof is incorporated herein by reference, which information is included as part of Exhibit 13 to this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Incorporated herein by reference are pages 35 through 56 of the 2000 Annual Report, which pages are included as part of Exhibit 13 to this report.

              SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                          YEAR ENDED JANUARY 31, 2000
                                       ------------------------------------------------------------------
                                       1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER     TOTAL
                                       -----------   -----------   -----------   -----------   ----------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenue..............................    $471,259      $516,181      $545,202      $518,256    $2,050,898
Income from operations...............      62,499        79,130        89,856        42,251       273,736
Income (loss) before income tax......      27,427        36,261        46,171        (6,743)      103,116
Net income (loss)....................      (4,855)       23,631        28,757        (5,370)       42,163
Basic earnings (loss) per share......    $   (.05)     $    .26      $    .32      $   (.06)   $      .47
Diluted earnings (loss) per share....    $   (.05)     $    .26      $    .31      $   (.06)   $      .46

                                                          YEAR ENDED JANUARY 31, 1999
                                       ------------------------------------------------------------------
                                       1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER     TOTAL
                                       -----------   -----------   -----------   -----------   ----------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenue..............................    $356,962      $384,661      $382,449      $355,708    $1,479,780
Income from operations...............      61,059        66,105        64,257        51,358       242,779
Income before income tax.............      35,794        40,043        39,289        25,689       140,815
Net income...........................      21,607        25,285        23,716        14,590        85,198
Basic earnings per share.............    $    .23      $    .27      $    .25      $    .16    $      .90
Diluted earnings per share...........    $    .23      $    .27      $    .25      $    .16    $      .90

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information beginning with the question "What is the background of this year's nominees?" under the caption "Item I--Election of Directors and Nominee Biographies" to, but not including, the caption "Compensation of Directors" in the proxy statement to be filed by Mandalay with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended January 31, 2000 and forwarded to stockholders prior to Mandalay's 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement"), is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

    The information in the 2000 Proxy Statement beginning immediately following the caption "Compensation of Directors" to, but not including, the caption "Board Committees and Meeting Attendance" and the additional information in the 2000 Proxy Statement beginning immediately following the caption "Executive Compensation" to, but not including, the caption "Certain Transactions" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
       AND MANAGEMENT.

    The information in the 2000 Proxy Statement beginning immediately following the caption "Stock Ownership of Certain Beneficial Owners and Management" to, but not including, the caption "General", is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information in the 2000 Proxy Statement beginning immediately following the caption "Certain Transactions" to, but not including, the caption "Report of the Board of Directors and the Compensation Committee on Executive Compensation" and the additional information in the 2000 Proxy Statement beginning immediately following the caption "Compensation Committee Interlocks and Insider Participation" to, but not including, the caption "Comparative Stock Price Performance Graph "is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a)(1)Consolidated Financial Statements:

MANDALAY RESORT GROUP AND SUBSIDIARIES                          PAGE
--------------------------------------                        --------
Consolidated Balance Sheets as of January 31, 2000 and
  1999......................................................     35*
Consolidated Statements of Income for the three years ended
  January 31, 2000..........................................     36*
Consolidated Statements of Cash Flows for the three years
  ended January 31, 2000....................................     37*
Consolidated Statements of Stockholders' Equity for the
  three years ended January 31, 2000........................     38*
Notes to Consolidated Financial Statements..................     39*
Report of Independent Public Accountants....................     56*

    (a)(2)Supplemental Financial Statement Schedules:

    None.

------------------------

* Refers to page of Mandalay's Annual Report to Stockholders for the year ended January 31, 2000, the incorporated portions of which are included as
    Exhibit 13 to this report.

    (a)(3)Exhibits:

    The following exhibits are filed as a part of this Report or incorporated herein by reference:

 3(i)(a). Restated Articles of Incorporation of the Registrant as of July 15, 1988 and Certificate of Amendment thereto, dated
            June 29, 1989. (Incorporated by reference to Exhibit 3(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1991.)

 3(i)(b).   Certificate of Division of Shares into Smaller
            Denominations, dated June 20, 1991. (Incorporated by reference to Exhibit 3(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1992.)

 3(i)(c).   Certificate of Division of Shares into Smaller
            Denominations, dated June 22, 1993. (Incorporated by reference to Exhibit 3(i) to the Registrant's Current Report on Form 8-K dated July 21, 1993.)

 3(i)(d).   Certificate of Amendment of Restated Articles of
            Incorporation of the Registrant, filed with the Office of the Secretary of State of Nevada on June 18, 1999.
            (Incorporated by reference to Exhibit 3(i) to the Registrant's Current Report on Form 8-K dated June 18,
            1999.)

 3(ii).     Restated Bylaws of the Registrant dated April 30, 1999.
            (Incorporated by reference to Exhibit 3(ii) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1999).

 4(a).      Rights Agreement dated as of July 14, 1994, between the
            Registrant and First Chicago Trust Company of New York.
            (Incorporated by reference to Exhibit 4 to the Registrant's
            Current Report on Form 8-K dated August 15, 1994.)

 4(b).      Amendment to Rights Agreement effective as of April 16,
            1996, between the Registrant and First Chicago Trust Company of New York. (Incorporated by reference to Exhibit 4(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1996.)

 4(c).      Amended and Restated Loan Agreement, dated as of May 23,
            1997, by and among the Registrant, the Banks named therein and Bank of America National Trust and Savings Association, as administrative agent for the Banks, and the related
            Subsidiary Guarantee dated May 23, 1997, of the Registrant's subsidiaries named therein. (Incorporated by reference to Exhibit 4(a) to the Registrant's Quarterly Report on
            Form 10-Q for the quarterly period ended April 30, 1997.)

 4(d). Amendment No. 1 to Amended and Restated Loan Agreement, by and among the Registrant, the Banks named therein and Bank of America National Trust and Savings Association, as administrative agent for the Banks. (Incorporated by reference to Exhibit 4(a) to the Registrant's Quarterly
            Report for the quarterly period ended October 31, 1997.)

 4(e). Amendment No. 2 to the Loan Agreement, by and among the Registrant, the Banks named therein and Bank of America
            National Trust and Savings Association, as administrative agent for the Banks. (Incorporated by reference to Exhibit 4(a) to the Registrant's Quarterly Report on
            Form 10-Q for the quarterly period ended April 30, 1998.)

 4(f). Amendment No. 3, dated as of June 22, 1999, to the Amended and Restated Loan Agreement dated as of May 23, 1997, by and among the Registrant, the Banks named therein and Bank of America National Trust and Savings Association, as administrative agent for the Banks. (Incorporated by reference to Exhibit 4(a) to the Registrant's Quarterly
            Report on Form 10-Q for the quarterly period ended July 31, 1999.)

 4(g). Rate Swap Master Agreement, dated as of October 24, 1986, and Rate Swap Supplements One through Four. (Incorporated by reference to Exhibit 4(j) to the Registrant's Current Report on Form 8-K dated December 29, 1986.)

 4(h). Interest Rate Swap Agreement, dated as of October 20, 1989, by and between the Registrant and Salomon Brothers Holding
            Company Inc. (Incorporated by reference to Exhibit 4(q) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1990.)

 4(i).      Interest Rate Swap Agreement, dated as of September 27,
            1999, by and between the Registrant and Bank of America, N.A. (Incorporated by reference to Exhibit 4(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1999.)

 4(j).      Interest Rate Swap Agreement, dated as of September 27,
            1999, by and between the Registrant and Bank of America, N.A. (Incorporated by reference to Exhibit 4(b) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1999.)

 4(k). Interest Rate Swap Agreement, dated as of October 13, 1999, by and between the Registrant and Bank of America, N.A.
            (Incorporated by reference to Exhibit 4(c) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1999.)

 4(l). Interest Rate Cap Agreement, dated October 20, 1997, between the Registrant and Morgan Guaranty Trust Company of New
            York. (Incorporated by reference to Exhibit 4(f) to the Registrant's Quarterly Report for the quarterly period ended
            October 31, 1997.)

 4(m). Interest Rate Cap Agreement, dated January 13, 1998, between the Registrant and Morgan Guaranty Trust Company of New
            York. (Incorporated by reference to Exhibit 4(h) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.)

 4(n).      Grid Promissory Note, dated October 17, 1997, between the
            Registrant and Lyon Short Term Funding Corp. (Incorporated by reference to Exhibit 4(g) to the Registrant's Quarterly
            Report for the quarterly period ended October 31, 1997.)

 4(o). Commercial Paper Dealer Agreement, dated October 9, 1997, between the Registrant and Merrill Lynch Money Markets Inc.
            (Incorporated by reference to Exhibit 4(b) to the Registrant's Quarterly Report for the quarterly period ended
            October 31, 1997.)

 4(p). Commercial Paper Dealer Agreement, dated October 9, 1997, between the Registrant and BancAmerica Robertson Stephens.
            (Incorporated by reference to Exhibit 4(c) to the Registrant's Quarterly Report for the quarterly period ended
            October 31, 1997.)

 4(q). Commercial Paper Dealer Agreement, dated October 9, 1997, between the Registrant and Credit Suisse First Boston
            Corporation. (Incorporated by reference to Exhibit 4(d) to the Registrant's Quarterly Report for the quarterly period ended October 31, 1997.)

 4(r). Issuing and Paying Agency Agreement, dated October 9, 1997, between the Registrant and The Chase Manhattan Bank.
            (Incorporated by reference to Exhibit 4(e) to the Registrant's Quarterly Report for the quarterly period ended
            October 31, 1997.)

 4(s).      Indenture by and between the Registrant and First Interstate
            Bank of Nevada, N.A., as Trustee with respect to the Registrant's 6 3/4% Senior Subordinated Notes due 2003 and its 7 5/8% Senior Subordinated Debentures due 2013.
            (Incorporated by reference to Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated July 21,
            1993.)

 4(t). Indenture, dated February 1, 1996, by and between the Registrant and First Interstate Bank of Nevada, N.A., as
            Trustee. (Incorporated by reference to Exhibit 4(b) to the Registrant's Current Report on Form 8-K dated January 29,
            1996.)

 4(u). Supplemental Indenture, dated February 1, 1996, by and between the Registrant and First Interstate Bank of Nevada,
            N.A., as Trustee, with respect to the Registrant's 6.45%
            Senior Notes due February 1, 2006. (Incorporated by reference to Exhibit 4(c) to the Registrant's Current Report on Form 8-K dated January 29, 1996.)

 4(v). 6.45% Senior Notes due February 1, 2006 in the principal amount of $200,000,000. (Incorporated by reference to Exhibit 4(d) to the Registrant's Current Report on Form 8-K dated January 29, 1996.)

 4(w). Supplemental Indenture, dated as of November 15, 1996, to an indenture dated February 1, 1996, by and between the Registrant and Wells Fargo Bank (Colorado), N.A., as
            Trustee, with respect to the Registrant's 6.70% Senior Notes due November 15, 2096. (Incorporated by reference to Exhibit 4(c) to the Registrant's Quarterly Report on
            Form 10-Q for the quarterly period ended October 31, 1996.)

 4(x). 6.70% Senior Notes due February 15, 2096 in the principal amount of $150,000,000. (Incorporated by reference to Exhibit 4(d) to the Registrant's Quarterly Report on
            Form 10-Q for the quarterly period ended October 31, 1996.)

 4(y). Indenture, dated November 15, 1996, by and between the Registrant and Wells Fargo Bank (Colorado), N.A., as
            Trustee. (Incorporated by reference to Exhibit 4(e) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1996.)

 4(z). Supplemental Indenture, dated as of November 15, 1996, to an indenture dated November 15, 1996, by and between the Registrant and Wells Fargo Bank (Colorado), N.A., as
            Trustee, with respect to the Registrant's 7.0% Senior Notes due November 15, 2036. (Incorporated by reference to Exhibit 4(f) to the Registrant's Quarterly Report on
            Form 10-Q for the quarterly period ended October 31, 1996.)

 4(aa). 7.0% Senior Notes due February 15, 2036, in the principal amount of $150,000,000. (Incorporated by reference to Exhibit 4(g) to the Registrant's Quarterly Report on
            Form 10-Q for the quarterly period ended October 31, 1996.)

 4(bb).     Instrument of Joinder, dated May 31, 1998, by Mandalay
            Corp., pursuant to the Subsidiary Guaranty dated as of May 23, 1997, with respect to the Amended and Restated Loan
            Agreement, in favor of Bank of America National Trust and Savings Association, as administrative agent for the Banks.
            (Incorporated by reference to Exhibit 4(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1998.)

 4(cc). Indenture dated November 20, 1998, by and between the Registrant and The Bank of New York, as Trustee.
            (Incorporated by reference to Exhibit 4(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998.)

 4(dd). Supplemental Indenture, dated November 20, 1998, by and between the Registrant and The Bank of New York, as Trustee, with respect to the Registrant's 9 1/4% Senior Subordinated
            Notes due December 1, 2005. (Incorporated by reference to
            Exhibit 4(b) to the Registrant's Quarterly Report on
            Form 10-Q for the quarterly period ended October 31, 1998.)

 4(ee). 9 1/4% Senior Subordinated Notes due December 1, 2005 in the principal amount of $275,000,000. (Incorporated by reference to Exhibit 4(c) to the Registrant's Quarterly Report on
            Form 10-Q for the quarterly period ended October 31, 1998.)

10(a).*     1983 Nonqualified Stock Option Plan of the Registrant.
            (Incorporated by reference to Exhibit 10(d) to the Registrant's Registration Statement (No. 2-85794) on
            Form S-1.)

10(b).*     1983 Incentive Stock Option Plan of the Registrant.
            (Incorporated by reference to Exhibit 10(e) to the Registrant's Registration Statement (No. 2-85794) on
            Form S-1.)

10(c).* Amendment to 1983 Incentive Stock Option Plan. (Incorporated by reference to Exhibit 4(a) to the Registrant's
            Registration Statement (No. 2-91950) on Form S-8.)

10(d).*     Amended and Restated 1989 Stock Option Plan of the
            Registrant. (Incorporated by reference to Exhibit 10 to the Post Effective Amendment No. 4 to the Registrant's
            Registration Statement (No. 33-39215) on Form S-8.)

10(e).*     Amended and Restated 1991 Stock Incentive Plan of the
            Registrant. (Incorporated by reference to Exhibit 10 to the Post Effective Amendment No. 3 to the Registrant's
            Registration Statement (No. 33-56420) on Form S-8.)

10(f).*     Amended and Restated 1993 Stock Option Plan of the
            Registrant. (Incorporated by reference to Exhibit 10 to the Post Effective Amendment No. 2 to the Registrant's
            Registration Statement (No. 33-53303) on Form S-8.)

10(g).*     1998 Stock Option Plan. (Incorporated by reference to
            Exhibit 4(g) to the Registrant's Registration Statement
            (No.333-51073) on Form S-8.)

10(h). 1999 Non-employee Directors Stock Option Plan. (Incorporated by reference to Exhibit 10(i) to the Registrant's Annual
            Report on Form 10-K for the fiscal year ended January 31,
            1999).

10(i).* Executive Compensation Insurance Plan. (Incorporated by reference to Exhibit 10(i) to the Registrant's Annual
            Report on Form 10-K for the fiscal year ended January 31, 1992.)

10(j). Lease, dated November 1, 1957, by and between Bethel Palma and others, as lessor, and the Registrant's predecessor in interest, as lessee; Amendment of Lease, dated May 6, 1983.
            (Incorporated by reference to Exhibit 10(g) to the Registrant's Registration Statement (No. 2-85794) on
            Form S-1.)

10(k). Grant, Bargain and Sale Deed to the Registrant pursuant to the Lease dated November 1, 1957. (Incorporated by reference to Exhibit 10(h) to the Registrant's Annual Report on
            Form 10-K for the fiscal year ended January 31, 1984.)

10(l).      Lease, dated August 3, 1977, by and between B&D
            Properties, Inc., as lessor, and the Registrant, as lessee;
            Amendment of Lease, dated May 6, 1983. (Incorporated by reference to Exhibit 10(h) to the Registrant's Registration
            Statement (No. 2-85794) on Form S-1.)

10(m).      Thirteenth Amendment and Restatement of the Registrant's
            Employees' Profit Sharing and Investment Plan. (Incorporated by reference to Exhibit 4(d) to Post Effective Amendment
            No. 11 to the Registrant's Registration Statement
            (No. 33-18278) on Form S-8.)

10(n).      Ninth Amendment and Restatement to the Registrant's
            Employees' Profit Sharing and Investment Trust.
            (Incorporated by reference to Exhibit 4(e) to Post Effective
            Amendment No. 11 to the Registrant's Registration Statement
            (No. 33-18278) on Form S-8.)

10(o).      Group Annuity Contract No. GA70867 between Philadelphia Life
            (formerly Bankers Life Company) and Trustees of the
            Registrant's Employees' Profit Sharing and Investment Plan.
            (Incorporated by reference to Exhibit 4(c) to the Registrant's Registration Statement (No. 33-1459) on
            Form S-8.)

10(p).      Lease, dated as of November 1, 1981, between Novus Property
            Company, as landlord, and the Registrant, as tenant.
            (Incorporated by reference to Exhibit 4(h) to the Registrant's Registration Statement (No. 2-85794) on
            Form S-1.)

10(q). First Addendum and First Amendment, each dated as of June 15, 1983, to Lease dated as of November 1, 1981.
            (Incorporated by reference to Exhibit 4(i) to the Registrant's Annual Report on Form 10-K for the year ended
            January 31, 1984.)

10(r). Second Amendment, dated as of April 1, 1984, to Lease dated as of November l, 1981. (Incorporated by reference to Exhibit 10(o) to the Registrant's Registration Statement
            (No. 33-4475) on Form S-1.)

10(s). Lease by and between Robert Lewis Uccelli, guardian, as lessor, and Nevada Greens, a limited partnership, William N.
            Pennington, as trustee, and William G. Bennett, as trustee, and related Assignment of Lease. (Incorporated by reference to Exhibit 10(p) to the Registrant's Registration Statement
            (No. 33-4475) on Form S-1.)

10(t).      Agreement of Purchase, dated March 15, 1985, by and between
            Denio Brothers Trucking Company, as seller, and the Registrant, as buyer, and related lease by and between Denio
            Brothers Trucking Co., as lessor, and Nevada Greens, a limited partnership, William N. Pennington, as trustee, and William G. Bennett, as trustee, and related Assignment of Lease. (Incorporated by reference to Exhibit 10(q) to the Registrant's Registration Statement (No. 33-4475) on
            Form S-1.)

10(u). Agreement of Joint Venture, dated as of March 1, 1994, by and among Eldorado Limited Liability Company,
            Galleon, Inc., and the Registrant. (Incorporated by reference to Exhibit 10(y) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1994.)

10(v).      Amended and Restated Credit Agreement, dated November 24,
            1997, by and among Circus and Eldorado Joint Venture, the Banks named therein and Bank of America National Trust and Savings Association as Administrative Agent, and the related
            Note, Amended and Restated Make-Well Agreement and Amended and Restated Deed of Trust. (Incorporated by reference to Exhibit 4(h) to the Registrant's Quarterly Report for the quarterly period ended October 31, 1997.)

10(w).      Amendment No. 1 to the Amended and Restated Credit
            Agreement, by and among Circus and Eldorado Joint Venture, the Banks named therein and Bank of America National Trust and Savings Association as Administrative Agent.

10(x). Agreement and Plan of Merger, dated March 19, 1995, by and among the Registrant and M.S.E. Investments, Incorporated,
            Last Chance Investments, Incorporated, Gold Strike
            Investments, Incorporated, Diamond Gold, Inc., Gold Strike
            Aviation, Incorporated, Gold Strike Finance Company, Inc.,
            Oasis Development Company, Inc., Michael S. Ensign, William
            A. Richardson, David R. Belding, Peter A. Simon II and
            Robert J. Verchota. (Incorporated by reference to
            Exhibit 10(ee) to the Registrant's Annual Report on
            Form 10-K for the fiscal year ended January 31, 1995.)

10(y).      First Amendment to Agreement and Plan of Merger, dated
            May 30, 1995, by and among the Registrant and M.S.E.
            Investments, Incorporated, Last Chance Investments,
            Incorporated, Goldstrike Investments, Incorporated, Diamond
            Gold, Inc., Gold Strike Aviation, Incorporated, Goldstrike
            Finance Company, Inc., Oasis Development Company, Inc.,
            Michael S. Ensign, William A. Richardson, David R. Belding,
            Peter A. Simon II and Robert J. Verchota. (Incorporated by reference to Exhibit 99.2 of the Schedule 13D of Michael S.
            Ensign relating to the Registrant's Common Stock, filed on June 12, 1995.)

10(z).      Exchange Agreement, dated March 19, 1995, by and among the
            Registrant and New Way, Inc., a wholly owned subsidiary of the Registrant, Glenn W. Schaeffer, Gregg H. Solomon,
            Antonio C. Alamo, Anthony Korfman and William Ensign.
            (Incorporated by reference to Exhibit 10(ff) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1995.)

10(aa). First Amendment to Exchange Agreement, dated May 30, 1995, by and among the Registrant and New Way, Inc., a wholly owned subsidiary of the Registrant, Glenn W. Schaeffer, Gregg H. Solomon, Antonio C. Alamo, Anthony Korfman and
            William Ensign. (Incorporated by reference to Exhibit 10(d) to the Registrant's Current Report on Form 8-K dated
            June 1, 1995.)

10(bb). Registration Rights Agreement, dated as of June 1, 1995, by and among the Registrant and Michael S. Ensign, William A.
            Richardson, David R. Belding, Peter A. Simon II, Glenn W.
            Schaeffer, Gregg H. Solomon, Antonio C. Alamo, Anthony
            Korfman, William Ensign and Robert J. Verchota.
            (Incorporated by reference to Exhibit 99.5 of the Schedule 13D of Michael S. Ensign, relating to the
            Registrant's Common Stock, filed on June 12, 1995.)

10(cc). Standstill Agreement, dated as of June 1, 1995, by and among the Registrant and Michael S. Ensign, William A. Richardson,
            David R. Belding, Peter A. Simon II and Glenn W. Schaeffer.
            (Incorporated by reference to Exhibit 99.4 of the Schedule 13D of Michael S. Ensign, relating to the
            Registrant's Common Stock, filed on June 12, 1995.)

10(dd).     Amendment No. 1 to Standstill Agreement, effective
            April 16, 1996, by and among the Registrant and Michael S.
            Ensign, William A. Richardson, David R. Belding, Peter A.
            Simon II and Glenn W. Schaeffer. (Incorporated by reference to Exhibit 99.7 of Amendment No. 2 to the Schedule 13D of
            Michael S. Ensign, relating to the Registrant's Common
            Stock, filed on September 5, 1996.)

10(ee).* Executive Officer Annual Bonus Plan. (Incorporated by reference to Exhibit 10(hh) to the Registrant's Annual
            Report on Form 10-K for the fiscal year ended January 31, 1995.)

10(ff).*    Amendment and Restatement of Employment Agreement dated
            November 1, 1997, by and between the Registrant and Clyde
            Turner. (Incorporated by reference to Exhibit 10(ee) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.)

10(gg).* Agreement and Release dated January 17, 1998, by and between the Registrant and Clyde Turner. (Incorporated by reference to Exhibit 10(ff) to the Registrant's Annual Report on
            Form 10-K for the fiscal year ended January 31, 1998.)

10(hh).*    Amendment and Restatement of Employment Agreement dated
            November 1, 1997, by and between the Registrant and Michael
            S. Ensign. (Incorporated by reference to Exhibit 10(gg) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.)

10(ii).*    Amendment and Restatement of Employment Agreement dated
            November 1, 1997, by and between the Registrant and Glenn W.
            Schaeffer. (Incorporated by reference to Exhibit 10(hh) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.)

10(jj).     Amendment and Restatement of Employment Agreement dated
            November 1, 1997, by and between the Registrant and William
            A. Richardson. (Incorporated by reference to Exhibit 10(ii) to the Registrant's Annual Report on
            Form 10-K for the fiscal year ended January 31, 1998.)

10(kk).     Amendment and Restatement of Employment Agreement dated
            November 1, 1997, by and between the Registrant and Antonio
            C. Alamo. (Incorporated by reference to Exhibit 10(kk) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.)

10(ll).     Amendment and Restatement of Employment Agreement dated
            November 1, 1997, by and between the Registrant and Gregg H.
            Solomon. (Incorporated by reference to Exhibit 10(ll) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.)

10(mm). Joint Venture Agreement, dated as of December 18, 1992, between Nevada Landing Partnership and RBG, L.P.
            (Incorporated by reference to Exhibit 10(g) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1995.)

10(nn). Amendment dated July 15, 1993 to the Joint Venture Agreement between Nevada Landing Partnership and RBG, L.P.
            (Incorporated by reference to Exhibit 10(h) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1995.)

10(oo).     Amendment dated October 6, 1994 to the Joint Venture
            Agreement between Nevada Landing Partnership and RBG, L.P.
            (Incorporated by reference to Exhibit 10(i) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1995.)

10(pp). Amendment dated June 1, 1995 to the Joint Venture Agreement between Nevada Landing Partnership and RBG, J.P.
            (Incorporated by reference to Exhibit 10(j) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1995.)

10(qq).     Amendment dated February 28, 1996 to the Joint Venture
            Agreement between Nevada Landing Partnership and RBG, L.P.
            (Incorporated by reference to Exhibit 10(ww) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1996.)

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

10(ss). Amendment No. 1 to the Victoria Partners Loan Agreement, dated as of January 31, 1995. (Incorporated by reference to Exhibit 10(uu) to the Annual Report on Form 10-K for the year ended December 31, 1994 of Mirage Resorts,
            Incorporated. Commission File No. 1-6697.)

10(tt). Amendment No. 2 to the Victoria Partners Loan Agreement, dated as of June 30, 1995. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 of Mirage Resorts,
            Incorporated. Commission File No. 1-6697.)

10(uu). Amendment No. 3 to the Victoria Partners Loan Agreement, dated as of July 28, 1995. (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 of Mirage Resorts,
            Incorporated. Commission File No. 1-6697.)

10(vv). Amendment No. 4 to the Victoria Partners Loan Agreement, dated as of October 16, 1995. (Incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on
            Form 10-Q for the quarterly period ended October 31, 1995.)

10(ww). Amendment No. 5 to the Victoria Partners Loan Agreement dated as of August 1, 1996. (Incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on
            Form 10-Q for the quarterly period ended July 31, 1996.)

10(xx). Amendment No. 6 to the Victoria Partners Loan Agreement, dated as of April 12, 1997. (Incorporated by reference to Exhibit 10(ccc) to the Registrant's Annual Report on
            Form 10-K for the fiscal year ended January 31, 1997.)

10(yy). Amendment No. 7 to the Victoria Partners Loan Agreement, dated as of January 12, 1998. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 of Mirage Resorts,
            Incorporated. Commission File No.1-6697.)

10(zz). Joint Venture Agreement, dated as of December 9, 1994, between MRGS Corp. and Gold Strike L.V. (without Exhibit)
            (the "Victoria Partners Venture Agreement"). (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated December 9, 1994 of Mirage Resorts,
            Incorporated. Commission File No. 1-6697.)

10(aaa). Amendment No. 1 to the Victoria Partners Venture Agreement dated as of April 17, 1995. (Incorporated by reference to Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995 of Mirage Resorts,
            Incorporated. Commission File No. 1-6697.)

10(bbb). Amendment No. 2 to the Victoria Partners Venture Agreement dated as of September 25, 1995. (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995 of Mirage Resorts,
            Incorporated. Commission File No. 1-6697.)

10(ccc). Amendment No. 3 to the Victoria Partners Venture Agreement dated as of February 28, 1996. (Incorporated by reference to Exhibit 10(fff) to the Registrant's Annual Report on
            Form 10-K for the fiscal year ended January 31, 1996.)

10(ddd). Amendment No. 4 to the Victoria Partners Venture Agreement dated as of May 29, 1996. (Incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report on
            Form 10-Q for the quarterly period ended April 30, 1996.)

10(eee).    Consulting Agreement, dated June 1, 1995, between Circus
            Circus Casinos, Inc. (a subsidiary of the Registrant) and
            Lakeview Company. (Incorporated by reference to Exhibit 10(ggg) to the Registrant's Annual Report on
            Form 10-K for the fiscal year ended January 31, 1996.)

10(fff).    Letter agreement between the Registrant and Atwater Casino
            Group, L.L.C., and related Executive Summary. (Incorporated by reference to Exhibit 10(a) to the Registrant's Amendment on Form 10-Q/A dated August 1, 1997.)

10(ggg).    Operating Agreement, dated October 7, 1997, by and between
            Circus Circus Michigan, Inc. and Atwater Casino Group,
            L.L.C. (Incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report for the quarterly period ended
            October 31, 1997.)

10(hhh).    First Amendment to Operating Agreement, by and between
            Circus Circus Michigan, Inc. and Atwater Casino Group,
            L.L.C.

10(iii). Amended First Amendment to Operating Agreement, by and between Circus Circus Michigan, Inc. and Atwater Casino
            Group, L.L.C.

10(jjj).    Second Amendment to Operating Agreement, by and between
            Circus Circus Michigan, Inc. and Atwater Casino Group,
            L.L.C.

10(kkk).    Amended and Restated Development Agreement, dated as of
            April 9, 1998, by and among Detroit Entertainment, L.L.C., the City of Detroit and the Economic Development Corporation of the City of Detroit for the City of Detroit Casino
            Development Project. (Incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on
            Form 10-Q for the quarterly period ended July 31, 1998.)

10(lll).    First Amendment to the Amended and Restated Development
            Agreement, dated as of April 9, 1998, by and among Detroit
            Entertainment, L.L.C., the City of Detroit and the Economic
            Development Corporation of the City of Detroit for the City of Detroit Casino Development Project. (Incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly
            Report on Form 10-Q for the quarterly period ended July 31, 1998.)

10(mmm).    Second Amendment to the Amended and Restated Development
            Agreement, by and among Detroit Entertainment, L.L.C., the City of Detroit and the Economic Development Corporation of the City of Detroit for the City of Detroit Casino
            Development Project.

10(nnn).    Conveyance Agreement, dated April 29, 1999, by and among the
            City of Detroit, the Economic Development Corporation of the
            City of Detroit and Detroit Entertainment, L.L.C.
            (Incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1999.)

10(ooo).    Loan Agreement, dated as of June 30, 1999 among Detroit
            Entertainment, L.L.C., the Banks named therein and Bank of America National Trust and Savings Association, as administrative agent for the Banks. (Incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly
            Report on Form 10-Q for the quarterly period ended July 31, 1999.)

10(ppp).    Hotel Pre-opening Services Agreement, dated as of
            January 1, 1997, by and among the Registrant and Four
            Seasons Hotels Limited. (Incorporated by reference to
            Exhibit 10(kkk) to the Registrant's Annual Report on
            Form 10-K for the fiscal year ended January 31, 1998.)

10(qqq). Hotel Management Agreement, dated as of March 10, 1998, by and among the Registrant, Mandalay Corp. and Four Seasons
            Hotel Limited. (Incorporated by reference to Exhibit 10(lll) to the Registrant's Annual Report on
            Form 10-K for the fiscal year ended January 31, 1998.)

10(rrr). Hotel License Agreement, dated as of March 10, 1998, by and among Mandalay Corp. and Four Seasons Hotel Limited.
            (Incorporated by reference to Exhibit 10(mmm) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.)

10(sss).    Lease Intended As Security, dated October 30, 1998, among
            Circus Circus Leasing, Inc., as lessee; the Registrant, as guarantor; First Security Bank, National Association, as
            Trustee, the Banks named therein and Bank of America
            National Trust and Savings Association, as administrative agent for the Banks. (Incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on
            Form 10-Q for the quarterly period ended October 31, 1998.)

10(ttt). Guaranty, dated October 30, 1998, by the Registrant in favor of First Security Bank, National Association, as Trustee, and the Banks named therein. (Incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report on
            Form 10-Q for the quarterly period ended October 31, 1998.)

10(uuu).*   Supplemental Executive Retirement Plan. (Incorporated by
            reference to Exhibit 10(c) to the Registrant's Quarterly
            Report on Form 10-Q for the quarterly period ended
            October 31, 1998.)

13.         Portions of the Annual Report to Stockholders for the Year
            Ended January 31, 2000 specifically incorporated by reference as part of this Report.

21.         Subsidiaries of the Registrant.

23.         Consent of Arthur Andersen LLP.

27. Financial Data Schedule for the year ended January 31, 2000 as required under EDGAR.

------------------------

* This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report.

    Certain instruments with respect to long-term debt have not been filed hereunder or incorporated by reference herein where the total amount of such debt thereunder does not exceed 10% of our consolidated total assets. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

    (b) During the fourth quarter of the fiscal year ended January 31, 2000, Mandalay filed no Current Report on Form 8-K.

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

                                                          MANDALAY RESORT GROUP

Dated: April 28, 2000                                     By:           /s/ MICHAEL S. ENSIGN
                                                                ------------------------------------
                                                                         Michael S. Ensign,
                                                                        CHAIRMAN OF THE BOARD

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                                                       Chairman of the Board, Chief
                /s/ MICHAEL S. ENSIGN                    Executive Officer and Chief
     -------------------------------------------         Operating Officer (Principal   April 28, 2000
                  Michael S. Ensign                      Executive Officer)

              /s/ WILLIAM A. RICHARDSON
     -------------------------------------------       Vice Chairman of the Board       April 28, 2000
                William A. Richardson

                                                       President, Chief Financial
                 /s/ GLENN SCHAEFFER                     Officer, Treasurer and
     -------------------------------------------         Director (Principal Financial  April 28, 2000
                   Glenn Schaeffer                       Officer)

                   /s/ LES MARTIN                      Vice President and Chief
     -------------------------------------------         Accounting Officer (Principal  April 28, 2000
                     Les Martin                          Accounting Officer)

                /s/ WILLIAM E. BANNEN
     -------------------------------------------       Director                         April 28, 2000
                  William E. Bannen

                /s/ ARTHUR H. BILGER
     -------------------------------------------       Director                         April 28, 2000
                  Arthur H. Bilger

               /s/ ROSE MCKINNEY-JAMES
     -------------------------------------------       Director                         April 28, 2000
                 Rose McKinney-James

                /s/ MICHAEL D. MCKEE
     -------------------------------------------       Director                         April 28, 2000
                  Michael D. McKee

                  /s/ DONNA B. MORE
     -------------------------------------------       Director                         April 28, 2000
                    Donna B. More

                               INDEX TO EXHIBITS
                                   FORM 10-K
                               FISCAL YEAR ENDED
                                JANUARY 31, 2000

       EXHIBIT
       NUMBER
---------------------
      10(w).            Amendment No. 1 to the Amended and Restated Credit
                        Agreement, by and among Circus and Eldorado Joint Venture, the Banks named therein and Bank of America National Trust and Savings Association as Administrative Agent.

      10(hhh).          First Amendment to Operating Agreement, by and between
                        Circus Circus Michigan, Inc. and Atwater Casino Group,
                        L.L.C.

      10(iii). Amended First Amendment to Operating Agreement, by and between Circus Circus Michigan, Inc. and Atwater Casino
                        Group, L.L.C.

      10(jjj).          Second Amendment to Operating Agreement, by and between
                        Circus Circus Michigan, Inc. and Atwater Casino Group,
                        L.L.C.

      10(mmm).          Second Amendment to the Amended and Restated Development
                        Agreement, by and among Detroit Entertainment, L.L.C., the
                        City of Detroit and the Economic Development Corporation of
                        the City of Detroit for the City of Detroit Casino
                        Development Project.

      13.               Portions of the Annual Report to Stockholders for the Year
                        Ended January 31, 2000 specifically incorporated by reference as part of this Report.

      21.               Subsidiaries of the Registrant.

      23.               Consent of Arthur Andersen LLP.

      27.               Financial Data Schedule for the year ended January 31, 2000 as required under EDGAR.