Form 10-Q
period 2000-04-30
MANDALAY RESORT GROUP
filed 2000-06-14
CIK 725549

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

                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2000

                                       OR

   / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-8570

                             MANDALAY RESORT GROUP

             (Exact name of registrant as specified in its charter)

                    NEVADA                                         88-0121916
        (State or other jurisdiction of                         (I.R.S. employer
        incorporation or organization)                         identification no.)

        3950 LAS VEGAS BOULEVARD SOUTH,                          (702) 632-6700
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

                     CLASS                                 OUTSTANDING AT MAY 31, 2000
       Common Stock, $.01-2/3 par value                         78,120,928 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     MANDALAY RESORT GROUP AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX

                                                                        PAGE NO.
                                                                        ---------
Part I. FINANCIAL INFORMATION

  Item 1. Financial Statements:
          Condensed Consolidated Balance Sheets at April 30, 2000
            (Unaudited) and January 31, 2000..........................      3-4
          Condensed Consolidated Statements of Income (Unaudited) for
            the Three Months Ended April 30, 2000 and 1999............      5-6
          Condensed Consolidated Statements of Cash Flows (Unaudited)
            for the Three Months Ended April 30, 2000 and 1999........        7
          Notes to Condensed Consolidated Financial Statements
            (Unaudited)...............................................     8-13
  Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................    14-18
  Item 3. Quantitative and Qualitative Disclosures About Market
            Risks.....................................................       19

Part II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K............................       20

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     MANDALAY RESORT GROUP AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                               APRIL 30,    JANUARY 31,
                                                                 2000           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  142,578     $  116,617
  Receivables...............................................      74,964         62,167
  Inventories...............................................      27,326         28,499
  Prepaid expenses and other................................      68,831         74,256
                                                              ----------     ----------
    Total current assets....................................     313,699        281,539
PROPERTY, EQUIPMENT AND LEASEHOLD INTERESTS,
  at cost, less accumulated depreciation and amortization of
  $944,152 and $893,776, respectively.......................   3,316,521      3,335,071
EXCESS OF PURCHASE PRICE OVER FAIR MARKET
  value of net assets acquired, net.........................     393,362        396,433
NOTES RECEIVABLE............................................       3,798          1,605
INVESTMENTS IN UNCONSOLIDATED AFFILIATES....................     262,268        264,995
OTHER ASSETS................................................      60,281         49,833
                                                              ----------     ----------
    Total Assets............................................  $4,349,929     $4,329,476
                                                              ==========     ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     MANDALAY RESORT GROUP AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               APRIL 30,    JANUARY 31,
                                                                 2000           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
CURRENT LIABILITIES:
  Current portion of long-term debt.........................  $   25,271     $   13,022
  Accounts payable - trade..................................      43,863         40,395
  Accounts payable - construction...........................       9,575         33,415
  Accrued liabilities.......................................     206,660        157,787
                                                              ----------     ----------
    Total current liabilities...............................     285,369        244,619
LONG-TERM DEBT..............................................   2,803,705      2,691,292
DEFERRED INCOME TAX.........................................     215,788        210,689
OTHER LONG-TERM LIABILITIES.................................      20,459         20,192
                                                              ----------     ----------
    Total liabilities.......................................   3,325,321      3,166,792
                                                              ----------     ----------
MINORITY INTEREST...........................................     (21,505)       (25,096)
                                                              ----------     ----------
STOCKHOLDERS' EQUITY:
  Common stock, $.01-2/3 par value
    Authorized - 450,000,000 shares
    Issued - 113,634,013 shares.............................       1,894          1,894
  Preferred stock, $.01 par value
    Authorized - 75,000,000 shares..........................          --             --
  Additional paid-in capital................................     565,887        565,925
  Retained earnings.........................................   1,250,490      1,201,632
  Treasury stock (35,647,584 and 23,764,216 shares), at
    cost....................................................    (772,158)      (581,671)
                                                              ----------     ----------
    Total stockholders' equity..............................   1,046,113      1,187,780
                                                              ----------     ----------
    Total Liabilities and Stockholders' Equity..............  $4,349,929     $4,329,476
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

                     MANDALAY RESORT GROUP AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                 THREE MONTHS
                                                                ENDED APRIL 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
REVENUES:
  Casino....................................................  $314,659   $216,815
  Rooms.....................................................   159,930    130,610
  Food and beverage.........................................   105,502     81,355
  Other.....................................................    69,748     50,953
  Earnings of unconsolidated affiliates.....................    29,649     21,994
                                                              --------   --------
                                                               679,488    501,727
  Less-complimentary allowances.............................   (39,872)   (30,468)
                                                              --------   --------
                                                               639,616    471,259
                                                              --------   --------
COSTS AND EXPENSES:
  Casino....................................................   162,145    110,519
  Rooms.....................................................    50,644     41,965
  Food and beverage.........................................    76,781     64,134
  Other operating expenses..................................    50,031     34,599
  General and administrative................................    99,681     73,308
  Depreciation and amortization.............................    51,577     41,090
  Operating lease rent......................................     9,680      2,415
  Preopening expenses.......................................       255     33,610
                                                              --------   --------
                                                               500,794    401,640
                                                              --------   --------
OPERATING PROFIT BEFORE CORPORATE EXPENSE...................   138,822     69,619
CORPORATE EXPENSE...........................................     7,907      7,120
                                                              --------   --------
INCOME FROM OPERATIONS......................................   130,915     62,499
                                                              --------   --------
OTHER INCOME (EXPENSE):
  Interest, dividend and other income.......................     2,492        522
  Guarantee fees from unconsolidated affiliate..............       621        715
  Interest expense..........................................   (49,487)   (33,507)
  Interest expense from unconsolidated affiliates...........    (2,705)    (2,802)
                                                              --------   --------
                                                               (49,079)   (35,072)
                                                              --------   --------
MINORITY INTEREST...........................................     3,591         --
                                                              --------   --------
INCOME BEFORE PROVISION FOR INCOME TAX......................    78,245     27,427
  Provision for income tax..................................    29,387     10,288
                                                              --------   --------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE.................................................    48,858     17,139
  Cumulative effect of change in accounting principle for
    preopening expenses, net of tax benefit of $11,843......        --    (21,994)
                                                              --------   --------
NET INCOME (LOSS)...........................................  $ 48,858   $ (4,855)
                                                              ========   ========

                     MANDALAY RESORT GROUP AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                    THREE MONTHS
                                                                   ENDED APRIL 30,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
BASIC EARNINGS PER SHARE
  Income before cumulative effect of change in accounting
    principle...............................................  $      0.58   $      0.19
  Cumulative effect of change in accounting principle.......  $        --   $     (0.24)
                                                              -----------   -----------
  Net income (loss) per share...............................  $      0.58   $     (0.05)
                                                              ===========   ===========
DILUTED EARNINGS PER SHARE
  Income before cumulative effect of change in accounting
    principle...............................................  $      0.58   $      0.19
  Cumulative effect of change in accounting principle.......  $        --   $     (0.24)
                                                              -----------   -----------
  Net income (loss) per share...............................  $      0.58   $     (0.05)
                                                              ===========   ===========
  Average shares outstanding - basic........................   84,077,239    90,540,287
                                                              ===========   ===========
  Average shares outstanding - diluted......................   84,779,605    91,583,038
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

                     MANDALAY RESORT GROUP AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                  THREE MONTHS
                                                                 ENDED APRIL 30,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $  48,858   $  (4,855)
                                                              ---------   ---------
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................     54,313      43,262
    Gain on disposition of fixed assets.....................        (16)        (19)
    Increase in other current assets........................     (6,199)    (35,311)
    (Increase) decrease in other noncurrent assets..........    (10,418)     15,703
    Increase in interest payable............................     16,606      13,658
    Increase in other current liabilities...................     35,735      19,004
    Increase (decrease) in deferred income tax..............      5,099      (1,990)
    Decrease in other noncurrent liabilities................         --         (16)
    Unconsolidated affiliates' distributions in excess of
      earnings..............................................      2,556       8,602
    Minority interest in earnings...........................      3,591          --
                                                              ---------   ---------
      Total adjustments.....................................    101,267      62,893
                                                              ---------   ---------
      Net cash provided by operating activities.............    150,125      58,038
                                                              ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................    (32,640)   (213,547)
  Decrease in construction payable..........................    (23,840)    (24,221)
  Increase in investments in unconsolidated affiliates......         --      (2,155)
  Proceeds from sale of equipment and other assets..........         14         251
  Increase in notes receivable..............................     (2,193)     (6,863)
  Other.....................................................        121          --
                                                              ---------   ---------
      Net cash used in investing activities.................    (58,538)   (246,535)
                                                              ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net effect on cash of issuances and payments of debt with
    original maturities of three months or less.............    125,000     204,515
  Issuances of debt with original maturities in excess of
    three months............................................         --         480
  Principal payments of debt with original maturities in
    excess of threemonths...................................       (369)       (819)
  Exercise of stock options and warrants....................        420         135
  Purchases of treasury stock...............................   (190,943)     (7,258)
  Other.....................................................        266         613
                                                              ---------   ---------
      Net cash (used in) provided by financing activities...    (65,626)    197,666
                                                              ---------   ---------
Net increase in cash and cash equivalents...................     25,961       9,169
Cash and cash equivalents at beginning of period............    116,617      81,389
                                                              ---------   ---------
Cash and cash equivalents at end of period..................  $ 142,578   $  90,558
                                                              =========   =========
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
  Interest (net of amount capitalized)......................  $  31,728   $  18,946
  Income tax................................................  $     365   $     110

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     MANDALAY RESORT GROUP AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     (ALL INFORMATION FOR THE THREE MONTHS ENDED APRIL 30, 2000 AND 1999 IS
                                  UNAUDITED.)

(1) PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION--

    Mandalay Resort Group (the "Company"), which changed its name from Circus Circus Enterprises, Inc. effective June 18, 1999, was incorporated February 27, 1974. The Company owns and operates hotel and casino facilities in Las Vegas, Reno, Laughlin, Jean and Henderson, Nevada and a hotel and dockside casino in Tunica County, Mississippi. In Detroit, Michigan, the Company is the majority investor in a temporary casino which opened December 14, 1999. It is also an investor in several unconsolidated affiliates, with operations that include a riverboat casino in Elgin, Illinois, a hotel/casino in Reno, Nevada, and a hotel/casino on the Las Vegas Strip.

    The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and the Detroit joint venture, which is required to be consolidated. Material intercompany accounts and transactions have been eliminated. Investments in 50% or less owned affiliated companies are accounted for under the equity method.

    Minority interest, as reflected on the Condensed Consolidated Financial Statements, represents the 46.5% interest of the minority partners in MotorCity Casino in Detroit, Michigan.

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

    Certain reclassifications have been made to the financial statements for the three months ended April 30, 1999 to conform to the financial statement presentation for the three months ended April 30, 2000. These reclassifications have no effect on net income.

    These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 2000.

                     MANDALAY RESORT GROUP AND SUBSIDIARIES

     (ALL INFORMATION FOR THE THREE MONTHS ENDED APRIL 30, 2000 AND 1999 IS
                                  UNAUDITED.)

(2) LONG-TERM DEBT--

    Long-term debt consists of the following (in thousands):

                                                               APRIL 30,    JANUARY 31,
                                                                 2000           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
Amounts due under bank credit agreement at floating interest
  rates, weighted average of 7.0% and 6.8%..................  $1,550,000     $1,425,000
Amounts due under corporate debt program at floating
  interest rates, weighted average of 6.7% and 6.2%.........      50,000         50,000
Amounts due under majority-owned joint venture revolving
  credit facility at floating interest rates, weighted
  average of 7.3% and 7.1%..................................     150,000        150,000
9-1/4% Senior Subordinated Notes due 2005...................     275,000        275,000
6.45% Senior Notes due 2006 (net of unamortized discount of
  $253 and $264)............................................     199,747        199,736
7-5/8% Senior Subordinated Debentures due 2013..............     150,000        150,000
6-3/4% Senior Subordinated Notes due 2003 (net of
  unamortized discount of $51 and $55)......................     149,949        149,945
7.0% Debentures due 2036 (net of unamortized discount of
  $116 and $119)............................................     149,884        149,881
6.70% Debentures due 2096 (net of unamortized discount of
  $171 and $183)............................................     149,829        149,817
Other notes.................................................       4,567          4,935
                                                              ----------     ----------
                                                               2,828,976      2,704,314
Less - current portion......................................     (25,271)       (13,022)
                                                              ----------     ----------
                                                              $2,803,705     $2,691,292
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

    The Company has entered into various interest rate swaps, principally with its bank group, to manage interest expense, which is subject to fluctuation due to the variable-rate nature of the debt under the Company's corporate debt program. The Company has interest rate swap agreements under which it pays a fixed interest rate (weighted average of approximately 6.1%) and receives a variable interest rate (weighted average of approximately 6.2% at April 30, 2000) on $550 million notional

                     MANDALAY RESORT GROUP AND SUBSIDIARIES

     (ALL INFORMATION FOR THE THREE MONTHS ENDED APRIL 30, 2000 AND 1999 IS
                                  UNAUDITED.)

(2) LONG-TERM DEBT-- (CONTINUED)
amount of "initial" swaps. The net effect of all such swaps resulted in a reduction of interest expense of approximately $116,000 for the three months ended April 30, 2000. Two of the initial swaps with a combined notional amount of $150 million provide that the swaps will terminate two business days after any date on which three-month LIBOR is set at or above 9% on or after October 15, 2000 for $100 million notional amount, and on or after January 15, 2001 for $50 million notional amount. These swaps, otherwise terminate in fiscal 2008. The remaining two initial swaps of $200 million notional amount each terminate in fiscal 2003 and 2004.

    The Company also entered into a forward interest rate swap with a notional amount of $200 million which had an effective date of December 31, 1999 and a termination date of March 31, 2000. Under this agreement, the Company paid a fixed rate of 6.1% and received a variable interest rate based on three-month LIBOR.

    As of April 30, 2000, under its most restrictive loan covenant, the Company was restricted from issuing additional debt in excess of approximately $966 million. Our borrowing capacity under this covenant can fluctuate substantially from quarter to quarter depending upon our operating cash flow.

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

(4) STOCK OPTIONS--

    The Company has various stock option plans for executive, managerial and supervisory personnel as well as the Company's outside directors and consultants. The plans permit grants of options relating to the Company's common stock and one of the plans also permits grants of the Company's common stock as performance share and restricted stock awards. The only awards granted pursuant to such plans through April 30, 2000 are stock options, which are generally exercisable in one or more installments beginning not less than six months after the grant date.

                     MANDALAY RESORT GROUP AND SUBSIDIARIES

     (ALL INFORMATION FOR THE THREE MONTHS ENDED APRIL 30, 2000 AND 1999 IS
                                  UNAUDITED.)

(4) STOCK OPTIONS-- (CONTINUED)
    Summarized information for stock options granted pursuant to the Company's plans is as follows:

                                                            THREE MONTHS ENDED
                                                              APRIL 30, 2000
                                                           --------------------
                                                                       WEIGHTED
                                                                       AVERAGE
                                                                       EXERCISE
                                                            OPTIONS     PRICE
                                                           ---------   --------
Outstanding at beginning of period.......................  6,014,959    $13.70
Granted..................................................    461,500     13.17
Exercised................................................    (37,332)    11.25
Canceled.................................................         --        --
                                                           ---------    ------
Outstanding at end of period.............................  6,439,127    $13.67
                                                           =========    ======
Options exercisable at end of period.....................  2,931,702    $13.50
  Options available for grant at end of period...........  1,465,532

    Options available for grant at April 30, 2000 include 389,500 shares reserved for issuance only as annual formula awards of 10,000 shares each to nonemployee directors pursuant to a plan that expires in June 2001.

(5) STOCK RELATED MATTERS--

    For the three months ended April 30, 2000, the Company repurchased 11.9 million shares of its common stock at a cost of $190.9 million.

(6) EARNINGS PER SHARE--

    The table below reconciles weighted average shares outstanding used to calculate basic earnings per share with the weighted average shares outstanding used to calculate diluted earnings per share. There were no reconciling items for net income.

                                                                 THREE MONTHS
                                                                ENDED APRIL 30,
                                                              -------------------
(IN THOUSANDS, EXCEPT                                           2000       1999
EARNINGS PER SHARE)                                           --------   --------
Net income (loss)...........................................  $48,858    $(4,855)
                                                              =======    =======
Weighted average shares outstanding used in computation of
  basic earnings per share..................................   84,077     90,540
Stock options...............................................      703      1,043
                                                              -------    -------
Weighted average shares outstanding used in computation of
  diluted earnings per share................................   84,780     91,583
                                                              =======    =======
Basic earnings (loss) per share.............................  $   .58    $  (.05)
                                                              =======    =======
Diluted earnings (loss) per share...........................  $   .58    $  (.05)
                                                              =======    =======

                     MANDALAY RESORT GROUP AND SUBSIDIARIES

     (ALL INFORMATION FOR THE THREE MONTHS ENDED APRIL 30, 2000 AND 1999 IS
                                  UNAUDITED.)

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

                                                               APRIL 30,    JANUARY 31,
                                                                 2000           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
Circus and Eldorado Joint Venture (50%) (Silver Legacy,
  Reno, Nevada).............................................   $ 89,392       $ 87,150
Elgin Riverboat Resort (50%) (Grand Victoria, Elgin,
  Illinois).................................................     37,297         40,780
Victoria Partners (50%) (Monte Carlo, Las Vegas, Nevada)....    135,579        137,065
                                                               --------       --------
                                                               $262,268       $264,995
                                                               ========       ========

    The above unconsolidated affiliates operate with fiscal years ending on December 31. Summarized results of operations of the unconsolidated affiliates are as follows (unaudited, in thousands):

                                                             THREE MONTHS
                                                            ENDED MARCH 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Revenues................................................  $207,869   $174,359
Expenses................................................   154,095    145,933
Operating income........................................    53,775     28,426
Net income..............................................    48,914     23,186

    Included in the above are revenues of the Grand Victoria of $99,767 and $67,581 for the three months ended March 31, 2000 and 1999. The property's operating margin during those periods was 30% and 24%, respectively.

(8) COMMITMENTS AND CONTINGENT LIABILITIES--

    In July 1995, Silver Legacy, a 50/50 joint venture with the Eldorado Hotel/Casino, opened in downtown Reno, Nevada. As a condition of the joint venture's $230 million bank credit agreement, the Company is obligated under a make-well agreement to make additional contributions to the joint venture as may be necessary to maintain a minimum coverage ratio (as defined).

    We have formed a joint venture with the Detroit-based Atwater Casino Group to build, own and operate a hotel/casino in Detroit, Michigan. This joint venture is one of three groups which negotiated development agreements with the city. We had an initial 45% ownership interest in the joint venture. Effective December 14, 1999, we acquired an additional 8.5% interest at a cost of $38.4 million, thus increasing our total ownership interest to 53.5%.

    Pending the development of a permanent hotel/casino, the joint venture constructed a temporary casino (MotorCity Casino) in downtown Detroit, which opened December 14, 1999. MotorCity Casino contains approximately 75,000 square feet of gaming space, with approximately 2,600 slot machines and

                     MANDALAY RESORT GROUP AND SUBSIDIARIES

     (ALL INFORMATION FOR THE THREE MONTHS ENDED APRIL 30, 2000 AND 1999 IS
                                  UNAUDITED.)

(8) COMMITMENTS AND CONTINGENT LIABILITIES-- (CONTINUED)
136 table games, plus five restaurants and a 3,450-space parking facility. The cost of the temporary casino, including land and capitalized interest but excluding preopening expenses, was approximately $150 million. This cost was financed pursuant to the joint venture's $150 million credit facility, which is secured by the assets associated with the temporary casino. Mandalay has guaranteed this credit facility subject to the release of the guaranty if certain performance measures are reached. The joint venture's operation of the temporary casino is subject to ongoing regulatory oversight, and its ability to proceed with a permanent hotel/casino facility is contingent upon the receipt of all necessary gaming approvals and satisfaction of other conditions.

    The Detroit joint venture is planning a $600 million permanent hotel/casino facility. We have committed to contribute 20% of this amount in the form of equity, and the joint venture will seek project-specific funding for the balance of the cost. The development agreement provides that we will guarantee completion of the permanent facility and will enter into a keep-well guarantee with the city, pursuant to which we could be required to contribute additional funds, if and as needed, to continue operation of the project for a period of two years. This keep-well agreement also applies to the temporary casino. Mandalay has issued letters of credit totaling $50 million for the benefit of Bank of America in order to back letters of credit issued by Bank of America for the same total amount. The Bank of America letters of credit were issued to secure payments of principal and interest on bonds issued by the Economic Development Corporation of the City of Detroit. The proceeds of the bonds are to be used to finance costs associated with activities (including acquisition) relating to the land on which the permanent facility will be built.

    Various lawsuits have been filed in the state and federal courts challenging the constitutionality of the Detroit Casino Competitive Selection Process and the Michigan Gaming Control and Revenue Act, and seeking to appeal the issuance of a certificate of suitability to MotorCity Casino. No assurance can be given regarding the timing and outcome of these proceedings. An adverse ruling in any of these lawsuits could adversely impact the status of our joint venture's operation of the temporary facility, as well as its ability to obtain a certificate of suitability and a casino license for its permanent facility.

    The Company is a defendant in various pending litigation. In management's opinion, the ultimate outcome of such litigation will not have a material effect on the results of operations or the financial position of the Company.

                     MANDALAY RESORT GROUP AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

                             RESULTS OF OPERATIONS

EARNINGS PER SHARE

    We reported net income of $48.9 million, or $.58 per share, for the quarter ended April 30, 2000, versus a net loss of $4.9 million, or $.05 per share, for the same quarter last year. The prior year loss included the write-off of $67.4 million of preopening expenses related primarily to Mandalay Bay (which opened March 2, 1999) and MotorCity Casino (a 53.5%-owned joint venture which opened December 14, 1999 in Detroit, Michigan). Excluding these preopening expenses, earnings per share in last year's first quarter were $.43. The increase in earnings in the first quarter was due primarily to strong operating results at all of our major properties, most notably our south Las Vegas Strip properties and Grand Victoria in Elgin, Illinois. The contribution from the recently opened MotorCity Casino was also a factor.

    The preopening expenses discussed above were reflected in two categories. Those expenses incurred prior to January 31, 1999 were treated as a cumulative effect of a change in accounting principle and those incurred subsequent to January 31, 1999 were expensed as incurred.

REVENUES

    Revenues increased $168.4 million, or 36%, in the three months ended
April 30, 2000 compared to the prior year. All of our major wholly owned and joint venture properties generated higher revenues during the quarter. The overall increase was attributable primarily to MotorCity Casino, which produced $78.5 million in revenue in its first full quarter of operations, and to Mandalay Bay, which generated $137.8 million in revenues in the quarter compared with $80.5 million in the prior year quarter when it was open only 59 days. Other significant contributors were Luxor (up $9.2 million, or 10%) and Excalibur (up $5.3 million, or 7%).

    We record our share of the operating income of our unconsolidated joint ventures (Grand Victoria, Monte Carlo and Silver Legacy) as revenue under "Earnings of Unconsolidated Affiliates." Results of MotorCity Casino are consolidated for financial reporting purposes.

INCOME FROM OPERATIONS (EXCLUDING NONRECURRING ITEMS)

    For the three months ended April 30, 2000, income from operations rose $35.1 million, or 36%, from the prior year. The composite operating margin was 20.5% versus 20.4% in the prior year quarter. A discussion of operating results by market follows.

    LAS VEGAS

    Our Las Vegas properties posted an overall increase in operating income of $12.3 million, or 17%. Luxor was the largest contributor to this increase, with operating income rising $6.4 million, or 32%. Excalibur was also a significant contributor, producing an increase of $4.9 million, or 25%. Moreover, operating income at Circus Circus-Las Vegas rose 8%, while Monte Carlo's contribution to operating income rose 7%. Operating income at Mandalay Bay declined slightly despite the property being open an additional month in this year's first quarter. Operating lease rent for that property, which increased $7.3 million from the prior year, was the principal factor in this decline.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)
    The strong year-over-year increases in operating income at our Las Vegas properties were driven by an uptrend in the number of visitors to the Las Vegas Strip. This was evidenced by an average $8 increase in revenue per available room (REVPAR) at our wholly owned properties, led by Mandalay Bay, whose average room rate increased 17% to $155, and Luxor, whose average room rate topped $102 (up 8%). For its part, Monte Carlo's REVPAR increased $10. Furthermore, casino revenues at our wholly owned Las Vegas properties increased approximately 8% on a same-store basis (adjusting for the additional month of operations at Mandalay Bay in the current year).

    RENO

    In Reno, our combined operating income (Circus Circus-Reno plus the Company's 50% interest in Silver Legacy) rose $3.4 million, or 68%, versus the year ago quarter. Both properties posted significant REVPAR increases, while casino revenues rose 10% at Circus Circus-Reno and 20% at Silver Legacy. Reno hosts national bowling tournaments two out of every three years, and this year the city is hosting the women's national tournament.

    LAUGHLIN

    Our two Laughlin properties, Colorado Belle and Edgewater, posted a combined increase in operating income of $.9 million, or 10%. This market has been on a general uptrend over the past two years, as visitor counts to Laughlin have increased. Like our Las Vegas operations, these properties experienced increases in both REVPAR and casino revenues.

    OTHER MARKETS

    Our newest property, MotorCity Casino in Detroit, Michigan, delivered $11.0 million in operating income in its first full quarter of operations. See "Financial Position and Capital Resources" for additional details regarding our Detroit operation.

    In Tunica County, Mississippi, operating income at Gold Strike rose $1.7 million, or 30%, from the prior year. Casino revenues grew 9%, as this property continued to increase its market share.

    The contribution to operating income from Grand Victoria (a 50%-owned riverboat casino in Elgin, Illinois) increased $6.5 million, or 83%, as the advent of dockside gaming in June 1999 contributed to significant volume increases.

INTEREST EXPENSE

    For the three months ended April 30, 2000, interest expense (excluding unconsolidated joint venture interest expense and before capitalized interest) rose $10.0 million to $51.2 million. The increase was due primarily to higher average borrowings (approximately $2.8 billion in the current quarter against approximately $2.4 billion last year) related to the purchase of approximately
11.9 million shares of our common stock during this year's first quarter and $150 million in borrowings associated with MotorCity Casino, which is consolidated for financial reporting purposes. Capitalized interest was $1.7 million for the quarter ended April 30, 2000 versus $7.7 million in the year-ago quarter. Long-term debt at April 30, 2000 stood at $2.8 billion compared to nearly $2.5 billion at April 30, 1999.

    We also recorded interest expense related to unconsolidated joint venture projects of $2.7 million in the quarter ended April 30, 2000 compared to $2.8 million in the previous year. This reflects our 50% share of the interest expense of Silver Legacy and Monte Carlo.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)
INCOME TAX

    The effective tax rate was approximately 37.5% for the three months ended April 30, 2000 and 1999. This rate reflects the corporate statutory rate of 35% plus the effect of various nondeductible expenses, primarily the amortization of goodwill.

FINANCIAL POSITION AND CAPITAL RESOURCES

    Mandalay had cash and cash equivalents of $142.6 million at April 30, 2000, representing normal daily operating requirements. Our pretax cash flow from operations, before preopening expenses, was $185.9 million for the three months ended April 30, 2000 versus $141.8 million in the prior year, an increase of 31%. In this context, pretax cash flow from operations is defined as income from operations plus noncash operating expenses (primarily depreciation and amortization) plus rent expense related to certain equipment at Mandalay Bay which was financed pursuant to an operating lease agreement. In the first quarter ended April 30, 2000, we used our cash flow to fund a portion of the purchase of 11.9 million shares of our common stock. In the prior year quarter, the cash flow was used to fund construction of Mandalay Bay and other miscellaneous construction projects.

    CAPITAL SPENDING

    Capital expenditures for the quarter ended April 30, 2000 were $32.6 million, of which $14.6 million related to the Shark Reef at Mandalay Bay, our new saltwater aquarium attraction which is set to open June 20, 2000.

    NEW PROJECTS

    SHARK REEF AT MANDALAY BAY On March 2, 1999, we opened Mandalay Bay, a 43-story hotel/casino resort in Las Vegas, Nevada. Mandalay Bay is part of Masterplan Mile, our development property with approximately one mile of frontage on the Las Vegas Strip. The property is the site of our Mandalay Bay, Luxor and Excalibur resorts. Our development plan for Masterplan Mile includes various core components which will be cross-marketed to guests at our existing and future hotel/casinos within this resort development. These core components include an aquarium exhibit, the SHARK REEF AT MANDALAY BAY, which is currently under construction and is expected to open June 20, 2000. The estimated cost of the aquarium (excluding land, capitalized interest and preopening expenses) is approximately $45 million, of which $39.9 million had been incurred as of April 30, 2000. We may add other core components to our development plan for Masterplan Mile in the future.

    DETROIT

    We have formed a joint venture with the Detroit-based Atwater Casino Group to build, own and operate a hotel/casino in Detroit, Michigan. This joint venture is one of three groups which negotiated development agreements with the city. We had an initial 45% ownership interest in the joint venture. Effective December 14, 1999, we acquired an additional 8.5% interest at a cost of $38.4 million, thus increasing our total ownership interest to 53.5%.

    Pending the development of a permanent hotel/casino, the joint venture constructed a temporary casino (MotorCity Casino) in downtown Detroit, which opened December 14, 1999. MotorCity Casino contains approximately 75,000 square feet of gaming space, with approximately 2,600 slot machines and 136 table games, plus five restaurants and a 3,450-space parking facility. The cost of the temporary casino, including land and capitalized interest but excluding preopening expenses, was approximately

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)
$150 million. This cost was financed pursuant to the joint venture's $150 million credit facility, which is secured by the assets associated with the temporary casino. Mandalay has guaranteed this credit facility subject to the release of the guaranty if certain performance measures are reached. The joint venture's operation of the temporary casino is subject to ongoing regulatory oversight, and its ability to proceed with a permanent hotel/casino facility is contingent upon the receipt of all necessary gaming approvals and satisfaction of other conditions.

    The Detroit joint venture is planning a $600 million permanent hotel/casino facility. We have committed to contribute 20% of this amount in the form of equity, and the joint venture will seek project-specific funding for the balance of the cost. The development agreement provides that we will guarantee completion of the permanent facility and will enter into a keep-well guarantee with the city, pursuant to which we could be required to contribute additional funds, if and as needed, to continue operation of the project for a period of two years. This keep-well agreement also applies to the temporary casino. Mandalay has issued letters of credit totaling $50 million for the benefit of Bank of America in order to back letters of credit issued by Bank of America for the same total amount. The Bank of America letters of credit were issued to secure payments of principal and interest on bonds issued by the Economic Development Corporation of the City of Detroit. The proceeds of the bonds are to be used to finance costs associated with activities (including acquisition) relating to the land on which the permanent facility will be built.

    Various lawsuits have been filed in the state and federal courts challenging the constitutionality of the Detroit Casino Competitive Selection Process and the Michigan Gaming Control and Revenue Act, and seeking to appeal the issuance of a certificate of suitability to MotorCity Casino. No assurance can be given regarding the timing and outcome of these proceedings. An adverse ruling in any of these lawsuits could adversely impact the status of our joint venture's operation of the temporary facility, as well as its ability to obtain a certificate of suitability and a casino license for its permanent facility.

    MISSISSIPPI GULF COAST

    We have announced plans to develop a hotel/casino resort on the Mississippi Gulf Coast at the north end of the Bay of St. Louis, near the DeLisle exit on Interstate 10. While we have received all necessary approvals to commence development, these approvals have been challenged in federal court. We anticipate that the design and construction of this project will begin only after satisfactory resolution of all legal actions. Currently, we expect the resort to include approximately 1,500 rooms and involve an investment of approximately $225 million. Present plans call for Mandalay to own 90% of the resort, with a partner contributing land (up to 500 acres) in exchange for the remaining 10% interest.

    LIQUIDITY

    Based on our operating cash flows, credit facility and ability to raise additional funds through debt or equity markets, we believe we have sufficient capital resources to meet all of our existing cash obligations, fund our capital commitments on projects under way and strategically purchase shares of our common stock. As of April 30, 2000, under our most restrictive loan covenant, we could issue additional debt of approximately $966 million. Our borrowing capacity under this covenant can fluctuate substantially from quarter to quarter depending upon our operating cash flow. In May 2000, our Board of Directors authorized the repurchase of up to 15% (or approximately 11.7 million) of the outstanding shares of common stock, as market conditions and other factors warrant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)
    FORWARD-LOOKING STATEMENTS

    This report includes forward-looking statements which we have based on our current expectations about future events. They include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including statements relating to our business strategy, our current and future development plans, and statements that include the words "may," "could," "should," "would," "believe," "expect," "anticipate," "estimate," "intend," "plan" or similar expressions. These forward-looking statements are subject to risks, uncertainties, and assumptions about us and our operations that are subject to change based on various important factors, some of which are beyond our control. Factors that could cause our financial performance to differ materially from the goals, plans, objectives, intentions and expectations expressed in our forward-looking statements, include the following: (i) our development and construction activities and those of the joint ventures in which we participate, (ii) competition, (iii) leverage and debt service (including sensitivity to fluctuations in interest rates and ratings which national rating agencies assign to our outstanding debt securities), (iv) domestic and global economic, credit and capital market conditions, (v) changes in federal or state tax laws or the administration of these laws, (vi) changes in gaming laws or regulations (including the legalization or expansion of gaming in certain jurisdictions), (vii) applications for licenses and approvals under applicable laws and regulations (including gaming laws and regulations), and (viii) regulatory or judicial proceedings. Additional information concerning potential factors that we think could cause our actual results to differ materially from expected and historical results is included under the caption "Factors that May Affect Our Future Results" in Item 1 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2000. If one or more of the assumptions underlying our forward-looking statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements contained in this report. Therefore, we caution you not to place undue reliance on our forward-looking statements. This statement is provided as permitted by the Private Securities Litigation Reform Act of 1995.

                     MANDALAY RESORT GROUP AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    As of April 30, 2000 there were no material changes to the information incorporated by reference in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2000.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  The following exhibits are filed as part of this report:

 27.       Financial Data Schedule for the three months ended
           April 30, 2000 as required under EDGAR.

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

                                                  MANDALAY RESORT GROUP
                                          --------------------------------------

                                                       (Registrant)

Date: June 12, 2000                   By  GLENN SCHAEFFER
                                      ------------------------------------------

                                          Glenn Schaeffer

                                          PRESIDENT, CHIEF FINANCIAL OFFICER AND
                                          TREASURER

                               INDEX TO EXHIBITS

 EXHIBIT
   NO.                             DESCRIPTION
---------                          -----------
 27.       Financial Data Schedule for the three months ended
           April 30, 2000 as required under EDGAR.