Form 10-Q
period 2000-07-31
MANDALAY RESORT GROUP
filed 2000-09-14
CIK 725549

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   ----------

                                    FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        July 31, 2000
                               --------------------------------
                                 OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------   ----------------
Commission file number                  1-8570
                       ------------------------------------------

                              MANDALAY RESORT GROUP
--------------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

           Nevada                                88-0121916
-------------------------------              -------------------
(State or other jurisdiction of              (I.R.S. employer
incorporation or organization)               identification no.)

    3950 Las Vegas Boulevard South, Las Vegas, Nevada 89119
    ----------------------------------------------------------
             (Address of principal executive offices)

                        (702) 632-6700
        ---------------------------------------------------
       (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
   -----      -----

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                               Outstanding at August 31, 2000
--------------------------------                 ------------------------------
Common Stock, $.01-2/3 par value                       75,789,269 shares

                     MANDALAY RESORT GROUP AND SUBSIDIARIES

                                    Form 10-Q

                                      INDEX

                                                                        Page No.
                                                                        --------

Part I. FINANCIAL INFORMATION

    Item 1.  Financial Statements:

             Condensed Consolidated Balance Sheets at
             July 31, 2000 (Unaudited) and January 31,
             2000 ...................................................        3-4

             Condensed Consolidated Statements of Income
             (Unaudited) for the Three and Six Months
             Ended July 31, 2000 and 1999 ...........................        5-6

             Condensed Consolidated Statements of Cash
             Flows (Unaudited) for the Six Months Ended
             July 31, 2000 and 1999                                          7-8

             Notes to Condensed Consolidated Financial
             Statements (Unaudited) .................................       9-17

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations ..........      18-27

    Item 3.  Quantitative and Qualitative Disclosures
             About Market Risks                                               28

Part II. OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of Security
             Holders ................................................         29

    Item 6.  Exhibits and Reports on Form 8-K .......................      30-31

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                   MANDALAY RESORT GROUP AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                  ASSETS
                                              July 31,    January 31,
                                                2000          2000
                                             -----------  -----------
                                             (Unaudited)
CURRENT ASSETS:

   Cash and cash equivalents................ $  122,520   $  116,617

   Receivables..............................     75,195       62,167

   Inventories..............................     29,196       28,499

   Prepaid expenses and other...............     61,575       74,256
                                              ---------    ---------

        Total current assets................    288,486      281,539

PROPERTY, EQUIPMENT AND LEASEHOLD INTERESTS,
   at cost, less accumulated depreciation
   and amortization of $987,411 and
   $893,776, respectively...................  3,293,694    3,335,071

EXCESS OF PURCHASE PRICE OVER FAIR MARKET
   value of net assets acquired, net........    388,378      396,433

NOTES RECEIVABLE............................      5,820        1,605

INVESTMENTS IN UNCONSOLIDATED AFFILIATES....    238,962      264,995

OTHER ASSETS................................     70,210       49,833
                                              ---------    ---------

        Total Assets........................ $4,285,550   $4,329,476
                                              =========    =========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     MANDALAY RESORT GROUP AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      July 31,    January 31,
                                                        2000        2000
                                                     -----------   ----------
                                                     (Unaudited)
CURRENT LIABILITIES:

    Current portion of long-term debt................$   22,754  $   13,022

    Accounts payable - trade ........................    44,546      40,395

    Accounts payable - construction..................     4,249      33,415

    Accrued liabilities .............................   193,461     157,787
                                                      ---------   ---------

           Total current liabilities ................   265,010     244,619

LONG-TERM DEBT ...................................... 2,766,190   2,691,292

DEFERRED INCOME TAX .................................   218,526     210,689

OTHER LONG-TERM LIABILITIES .........................    21,066      20,192
                                                      ---------   ---------

           Total liabilities ........................ 3,270,792   3,166,792
                                                      ---------   ---------

MINORITY INTEREST....................................   (20,780)    (25,096)
                                                      ---------   ---------

STOCKHOLDERS' EQUITY:

    Common stock, $.01-2/3 par value
      Authorized - 450,000,000 shares
      Issued - 113,634,013 shares ...................     1,894       1,894

    Preferred stock, $.01 par value
      Authorized - 75,000,000 shares ................         -           -

    Additional paid-in capital ......................   565,617     565,925

    Retained earnings ............................... 1,288,542   1,201,632

    Treasury stock (37,820,709 and 23,764,216 shares),
      at cost........................................  (820,515)   (581,671)
                                                      ---------   ---------

           Total stockholders' equity ............... 1,035,538   1,187,780
                                                      ---------   ---------

           Total Liabilities and
             Stockholders' Equity .................. $4,285,550  $4,329,476
                                                      =========   =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     MANDALAY RESORT GROUP AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (In thousands, except share data)
                                   (Unaudited)

                                       Three Months           Six Months
                                      Ended July 31,        Ended July 31,
                                    ------------------   -------------------
                                      2000       1999       2000       1999
                                    -------    -------   --------- ---------
REVENUES:
  Casino ......................... $318,887   $234,633    $633,546  $451,448
  Rooms ..........................  154,603    133,000     314,533   263,610
  Food and beverage ..............  109,872     89,666     215,374   171,021
  Other ..........................   77,028     66,694     146,776   117,647
  Earnings of unconsolidated
    affiliates ...................   29,333     25,151      58,982    47,145
                                    -------    -------   --------- ---------
                                    689,723    549,144   1,369,211 1,050,871
  Less-complimentary allowances...  (42,323)   (32,963)    (82,195)  (63,431)
                                    -------    -------   --------- ---------
                                    647,400    516,181   1,287,016   987,440
                                    -------    -------   --------- ---------
COSTS AND EXPENSES:
  Casino .........................  171,319    124,996     333,464   235,515
  Rooms ..........................   53,995     48,960     104,639    90,925
  Food and beverage ..............   77,768     71,733     154,549   135,867
  Other ..........................   49,854     42,733      99,885    77,332
  General and administrative .....  101,415     85,929     201,096   159,237
  Depreciation and amortization ..   52,210     46,461     103,787    87,551
  Corporate general and
    administrative ...............    9,390      8,330      17,297    15,450
  Operating lease rent ...........    9,922      3,639      19,602     6,054
  Preopening expenses ............    1,577      4,270       1,832    37,880
                                    -------    -------   --------- ---------
                                    527,450    437,051   1,036,151   845,811
                                    -------    -------   --------- ---------

INCOME FROM OPERATIONS ...........  119,950     79,130     250,865   141,629
                                    -------    -------   --------- ---------

OTHER INCOME (EXPENSE):
  Interest, dividend and
    other income .................    1,742        660       4,234     1,182
  Guarantee fees from uncon-
    solidated affiliate ..........      607        716       1,228     1,431
  Interest expense ...............  (54,091)   (41,452)   (103,578)  (74,959)
  Interest expense from
    unconsolidated affiliates ....   (2,758)    (2,793)     (5,463)   (5,595)
                                    -------    -------    --------  --------
                                    (54,500)   (42,869)   (103,579)  (77,941)
                                    -------    -------    --------  --------

MINORITY INTEREST ................    4,649          -       8,240         -
                                    -------    -------    --------  --------

INCOME BEFORE PROVISION FOR
  INCOME TAX......................   60,801     36,261     139,046    63,688

  Provision for income tax .......   22,749     12,630      52,136    22,918
                                    -------    -------    --------  --------

INCOME BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE  38,052     23,631      86,910    40,770

  Cumulative effect of change in
    accounting principle for
    preopening expenses, net of
    tax benefit of $11,843 .......        -          -           -   (21,994)
                                    -------    -------     -------  --------

NET INCOME ....................... $ 38,052   $ 23,631    $ 86,910 $  18,776
                                    =======    =======     =======  ========

                     MANDALAY RESORT GROUP AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (continued)
                        (In thousands, except share data)
                                   (Unaudited)

                                       Three Months            Six Months
                                      Ended July 31,         Ended July 31,
                                    ------------------     -----------------
                                      2000       1999        2000      1999
                                    -------    -------     -------   -------
BASIC EARNINGS PER SHARE
  Income before cumulative effect
   of change in accounting
   principle...................... $    .49   $    .26    $   1.08  $    .45
  Cumulative effect of change
   in accounting principle........ $      -   $      -    $      -  $   (.24)
                                    -------    -------     -------   -------
  Net income per share............ $    .49   $    .26    $   1.08  $    .21
                                    =======    =======     =======   =======

DILUTED EARNINGS PER SHARE
  Income before cumulative effect
   of change in accounting
   principle...................... $    .48   $    .26    $   1.06  $    .44
  Cumulative effect of change
   in accounting principle........ $      -   $      -    $      -  $   (.24)
                                    -------    -------     -------   -------
  Net income per share............ $    .48   $    .26    $   1.06  $    .20
                                    =======    =======     =======   =======

Avg.shares outstanding-basic     77,087,770 90,862,117  80,544,100 90,703,869
                                 ========== ==========  ========== ==========

Avg.shares outstanding-diluted   78,601,843 92,368,423  81,713,757 91,999,602
                                 ========== ==========  ========== ==========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     MANDALAY RESORT GROUP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                         Six Months
                                                        Ended July 31,
                                                      ------------------
                                                        2000       1999
                                                      -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $ 86,910   $ 18,776
                                                      -------    -------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                    110,797     91,896
     Gain on disposition of fixed assets                  (15)       (48)
     Increase in other current assets                  (1,044)   (58,218)
     (Increase) decrease in other noncurrent assets   (20,316)    14,821
     Increase (decrease) in interest payable            7,245        (33)
     Increase in other current liabilities             32,580     40,694
     Increase in deferred income tax                    7,837      1,166
     Decrease in other noncurrent liabilities               -        (33)
     Unconsolidated affiliates' distributions in
       excess of earnings                              25,817      6,133
     Minority interest in earnings                      8,240          -
                                                      -------    -------
          Total adjustments                           171,141     96,378
                                                      -------    -------

          Net cash provided by operating activities   258,051    115,154
                                                      -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                (63,209)  (279,738)
  Decrease in construction payable                    (29,166)   (30,472)
  Increase in investments in unconsolidated
    affiliates                                           (128)    (1,504)
  Proceeds from sale of equipment and other assets         51        283
  (Increase) decrease in notes receivable              (4,215)    10,148
  Other                                                 2,154          -
                                                      -------   --------

          Net cash used in investing activities       (94,513)  (301,283)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net effect on cash of issuances and payments
    of debt with original maturities of
    three months or less                             (390,431)   198,404
  Issuances of debt with original maturities
    in excess of three months                         500,000      1,590
  Principal payments of debt with original
    maturities in excess of three months              (25,000)    (1,958)
  Exercise of stock options                             3,578     14,168
  Purchases of treasury stock                        (242,730)   (10,493)
  Other                                                (3,052)       709
                                                      -------    -------

          Net cash (used in) provided by
            financing activities                     (157,635)   202,420
                                                      -------    -------

Net increase in cash and cash equivalents               5,903     16,291
Cash and cash equivalents at beginning of period      116,617     81,389
                                                      -------    -------
Cash and cash equivalents at end of period           $122,520   $ 97,680
                                                      =======    =======

                     MANDALAY RESORT GROUP AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (In thousands)
                                   (Unaudited)




                                                          Six Months
                                                         Ended July 31,
                                                        --------------
                                                        2000      1999
                                                        ----      ----
SUPPLEMENTAL CASH FLOW DISCLOSURES
  Cash paid during the period for:
  Interest (net of amount capitalized)               $ 94,215  $ 73,185
  Income tax                                         $ 30,573  $ 29,215




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     MANDALAY RESORT GROUP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All information for the three and six months ended July 31, 2000 and 1999 is unaudited.)

(1)       Principles of consolidation and basis of presentation -

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

          Certain reclassifications have been made to the financial statements for the three and six months ended July 31, 1999 to conform to the financial statement presentation for the three and six months ended July 31, 2000. These reclassifications have no effect on net income.

                     MANDALAY RESORT GROUP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

(All information for the three and six months ended July 31, 2000 and 1999 is unaudited.)

(1)      Principles of consolidation and basis of presentation (continued)-

         These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 2000.

2)       Long-term debt -

         Long-term debt consists of the following (in thousands):


                                         July 31,    January 31,
                                           2000          2000
                                         ---------   -----------

     Amounts due under bank credit
       agreement at floating interest
       rates, weighted average of 7.6%
       and 6.8%                         $1,075,000   $1,425,000
     Amounts due under corporate
       debt program at floating
       interest rates, weighted
       average of 6.2%                           -       50,000
     Amounts due under majority-owned
       joint venture revolving credit
       facility at floating interest
       rates, weighted average of 8.0%
       and 7.1%                            135,000      150,000
     9-1/4% Senior Subordinated Notes
       due 2005                            275,000      275,000
     6.45% Senior Notes due 2006
       (net of unamortized discount
       of $242 and $264)                   199,758      199,736
     10-1/4% Senior Subordinated Notes
       due 2007                            500,000            -
     7-5/8% Senior Subordinated
       Debentures due 2013                 150,000      150,000
     6-3/4% Senior Subordinated Notes
       due 2003 (net of unamortized
       discount of $47 and $55)            149,953      149,945
     7.0% Debentures due 2036
       (net of unamortized
       discount of $112 and $119)          149,888      149,881
     6.70% Debentures due 2096
       (net of unamortized discount
        of $159 and $183)                  149,841      149,817
     Other notes                             4,504        4,935
                                         ---------    ---------
                                         2,788,944    2,704,314
     Less - current portion                (22,754)     (13,022)
                                         ---------    ---------
                                        $2,766,190   $2,691,292
                                         =========    =========


                     MANDALAY RESORT GROUP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

(All information for the three and six months ended July 31, 2000 and 1999 is unaudited.)


(2)      Long-term debt (continued) -

         On July 24, 2000, the Company issued $500 million principal amount of 10-1/4% Senior Subordinated Notes due August 2007 (the "10-1/4% Notes"), with interest payable each February and August. The 10-1/4% Notes are redeemable prior to maturity at the option of the Company, in whole but not in part, at 100% of the principal amount plus a make-whole premium. A portion of the 10-1/4% Notes are also redeemable at the option of the Company prior to August 1, 2003 with the proceeds of a public offering of equity securities. The 10-1/4% Notes are not subject to any sinking fund requirements. The net proceeds from this offering were used to repay borrowings under the Company's credit facility.

         On August 16, 2000, the Company issued $200 million principal amount of 9-1/2% Senior Notes due August 2008 (the "9-1/2% Notes"), with interest payable each February and August. The 9-1/2% Notes are redeemable prior to maturity at the option of the Company, in whole but not in part, at 100% of the principal amount plus a make-whole premium. The 9-1/2% Notes are not subject to any sinking fund requirements. The net proceeds from this offering were used to repay borrowings under the Company's credit facility.

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

                     MANDALAY RESORT GROUP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

(All information for the three and six months ended July 31, 2000 and 1999 is unaudited.)


(2)      Long-term debt (continued) -

         The Company has entered into various interest rate swaps, principally with its bank group, to manage interest expense, which is subject to fluctuation due to the variable-rate nature of the debt under the Company's corporate debt program. The Company has interest rate swap agreements under which it pays a fixed interest rate (weighted average of approximately 6.4%) and receives a variable interest rate (weighted average of approximately 6.8% at July 31, 2000) on $550 million notional amount of "initial" swaps. The net effect of all such swaps resulted in a reduction of interest expense of approximately $.4 million for the six months ended July 31, 2000. Three of the swaps with a combined notional amount of $350 million terminate in fiscal 2003. The remaining swap of $200 million notional amount terminates in fiscal 2004.

         As of July 31, 2000, under its most restrictive loan covenant, the Company was restricted from issuing additional debt in excess of approximately $665 million. Our borrowing capacity under this covenant can fluctuate substantially from quarter to quarter depending upon our operating cash flow.

(3)      Lease facility -

         On October 30, 1998, the Company entered into an operating lease agreement with a group of financial institutions (the "Lease Facility") to permit the Company to lease up to $200 million of equipment. As of June 30, 1999, the Company had utilized the entire $200 million Lease Facility to lease equipment at Mandalay Bay, and the commitment under the Company's bank credit facility was permanently reduced to $1.8 billion. The base term of the lease expires June 30, 2001, but the lease provides for up to two successive one-year renewal terms. The rent expense related to this lease facility is reported separately on the income statement as "operating lease rent."

(4)  Stock options -

         The Company has various stock option plans for executive, managerial and supervisory personnel as well as the Company's outside directors and consultants. The plans permit grants of options relating to the Company's common stock and two of the plans also permit grants of the Company's common stock as

                     MANDALAY RESORT GROUP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

(All information for the three and six months ended July 31, 2000 and 1999 is unaudited.)

(4)      Stock options (continued) -

performance share and restricted stock awards. The only awards granted pursuant to such plans through July 31, 2000 are stock options, which are generally exercisable in one or more installments beginning not less than six months after the grant date.

Summarized information for stock options granted pursuant to the Company's plans is as follows:


                                           Six Months Ended
                                            July 31, 2000
                                        ----------------------
                                                      Weighted
                                                       Average
                                                      Exercise
                                         Options         Price
                                        ---------     --------

Outstanding at beginning of period..    6,037,459       $13.70
Granted.............................      581,500        14.84
Exercised...........................     (317,129)       11.28
Canceled............................            -            -
                                        ---------     --------
Outstanding at end of period........    6,301,830       $13.93
                                        =========     ========

Options exercisable at end of period    2,995,793       $13.86
Options available for grant at end
  of period.........................    4,823,032



         Options available for grant at July 31, 2000 include 339,500 shares reserved for issuance only as annual formula awards of 10,000 shares each to nonemployee directors pursuant to a plan that expires in June 2001.

(5)      Stock related matters -

         During the six months ended July 31, 2000, the Company repurchased 14.4 million shares of its common stock at a cost of $242.7 million.

                     MANDALAY RESORT GROUP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

(All information for the three and six months ended July 31, 2000 and 1999 is unaudited.)

(6)      Earnings per share -

         The table below reconciles weighted average shares outstanding used to calculate basic earnings per share with the weighted average shares outstanding used to calculate diluted earnings per share. There were no reconciling items for net income.


                                  Three Months       Six Months
(in thousands, except            Ended July 31,    Ended July 31,
earnings per share)              --------------------------------
                                  2000     1999     2000    1999
                                 ------   ------   ------  ------

Net income                      $38,052  $23,631  $86,910 $18,776
                                 ======   ======   ======  ======
Weighted average shares out-
 standing used in computation
 of basic earnings per share     77,088   90,862   80,544  90,704
Stock options                     1,514    1,506    1,170   1,296
                                 ------   ------   ------  ------
Weighted average shares out-
 standing used in computation
 of diluted earnings per share   78,602   92,368   81,714  92,000
                                 ======   ======   ======  ======

Basic earnings per share        $   .49  $   .26  $  1.08 $   .21
                                 ======   ======   ======  ======

Diluted earnings per share      $   .48  $   .26  $  1.06 $   .20
                                 ======   ======   ======  ======


(7)      Investments in unconsolidated affiliates -

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

                     MANDALAY RESORT GROUP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

(All information for the three and six months ended July 31, 2000 and 1999 is unaudited.)

(7)      Investments in unconsolidated affiliates (continued) -


                                            July 31,   January 31,
                                             2000         2000
                                            -------     -------

Circus and Eldorado Joint Venture (50%)
 (Silver Legacy, Reno, Nevada)             $ 68,542     $87,150
Elgin Riverboat Resort (50%)
 (Grand Victoria, Elgin, Illinois)           37,674      40,780
Victoria Partners (50%)
 (Monte Carlo, Las Vegas, Nevada)           132,746     137,065
                                            -------     -------
                                           $238,962    $264,995
                                            =======     =======


         The above unconsolidated affiliates operate with fiscal years ending on December 31. Summarized results of operations of the unconsolidated affiliates are as follows (unaudited, in thousands):


                                                Six Months
                                               Ended June 30,
                                            --------------------
                                              2000         1999
                                            -------       ------

Revenues                                   $426,145     $357,724
Expenses                                    310,738      290,645
Operating income                            115,407       67,079
Net income                                  105,872       56,584


         Included in the above are revenues of the Grand Victoria of $198,057 and $140,385 for the six months ended June 30, 2000 and 1999. The property's operating margin during those periods was 30% and 24%, respectively.

(8)      Commitments and contingent liabilities -

         In July 1995, Silver Legacy, a 50/50 joint venture with the Eldorado Hotel/Casino, opened in downtown Reno, Nevada. As a condition of the joint venture's $230 million bank credit agreement, the Company is obligated under a make-well agreement to make additional contributions to the joint venture as may be necessary to maintain a minimum coverage ratio (as defined).

                     MANDALAY RESORT GROUP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

(All information for the three and six months ended July 31, 2000 and 1999 is unaudited.)

(8)      Commitments and contingent liabilities (continued) -

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

         The Detroit joint venture is planning a $600 million permanent hotel/casino facility. We have committed to contribute 20% of this amount in the form of equity, and the joint venture will seek project-specific funding for the balance of the cost. The development agreement provides that we will guarantee completion of the permanent facility and will enter into a keep- well guarantee with the city, pursuant to which we could be required to contribute additional funds, if and as needed, to continue operation of the project for a period of two years. This keep-well agreement also applies to the temporary casino. Mandalay has issued letters of credit totaling $50 million for the benefit of Bank of America in order to back letters of credit issued by Bank of America for the same total amount. The Bank of America letters of credit were issued to secure payments of principal and interest on bonds issued by the Economic Development Corporation of the City of Detroit. The proceeds of

                     MANDALAY RESORT GROUP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

(All information for the three and six months ended July 31, 2000 and 1999 is unaudited.)

(8)      Commitments and contingent liabilities (continued) -

the bonds are to be used to finance costs associated with activities (including acquisition) relating to the land on which the permanent facility will be built.

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

                     MANDALAY RESORT GROUP AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

                              RESULTS OF OPERATIONS

EARNINGS PER SHARE

For the quarter ended July 31, 2000, we reported net income of $38.1 million, or $.48 per diluted share, versus $23.6 million, or $.26 per diluted share, for the same quarter last year. For the six months, net income was $86.9 million, or $1.06 per diluted share, compared to $18.8 million, or $.20 per diluted share, in the prior year.

The increases in earnings per share were due primarily to strong operating results at all of our major properties, most notably our south Las Vegas Strip properties and Grand Victoria in Elgin, Illinois (a 50%-owned joint venture). The contribution from MotorCity Casino (a 53.5%-owned joint venture which opened December 14, 1999 in Detroit, Michigan) was also a factor.

For the second quarter, current year results include preopening expenses of $1.6 million ($.01 per diluted share) related primarily to our new aquarium attraction, the Shark Reef at Mandalay Bay (which opened June 20), while prior year results include preopening expenses of $4.3 million ($.03 per diluted share) related primarily to MotorCity Casino.

For the six months, current year results include preopening expenses of $1.8 million ($.01 per diluted share) related primarily to the Shark Reef at Mandalay Bay, while prior year results include preopening expenses of $71.7 million ($.51 per diluted share) related primarily to Mandalay Bay and MotorCity Casino (including the write-off of $33.8 million of previously capitalized preopening costs).

REVENUES

Revenues increased $131.2 million, or 25%, for the three months ended July 31, 2000, and $299.6 million, or 30%, for the six months, versus the corresponding periods last year. All of our major wholly owned and joint venture properties generated higher revenues during the quarter and six months. On a same store basis, we experienced increases in all major revenue categories, most notably hotel and casino revenues.

The overall increase was attributable primarily to MotorCity Casino, which produced $86.8 million in revenues in the quarter and $165.4 million in the six months, and to Mandalay Bay, whose revenues increased $20.2 million, or 18%, for the quarter and

                     MANDALAY RESORT GROUP AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
                                   (continued)

$77.6 million, or 40%, for the six months. Other significant contributors were Luxor (up $7.8 million, or 9%, for the quarter, and $17.0 million, or 9%, for the six months), Excalibur (up $7.4 million, or 10%, for the quarter, and $12.7 million, or 9%, for the six months) and Circus Circus-Las Vegas (up $4.0 million, or 6%, for the quarter, and $6.7 million, or 5%, for the six months). Meanwhile, the contribution from the 50%-owned Grand Victoria also rose (up $4.1 million, or 39%, for the quarter and $10.4 million, or 54%, for the six months).

The increases in revenues at Mandalay Bay, Luxor, Excalibur and Circus Circus-Las Vegas were driven by increases in the number of visitors to Las Vegas. For the six months, Mandalay Bay also benefitted from an additional month of operations versus the prior year, when it opened March 2, 1999. Meanwhile, Grand Victoria benefitted from dockside gaming operations this year versus cruising operations throughout most of the prior year periods.

We record our share of the operating income of our unconsolidated joint ventures (Grand Victoria, Monte Carlo and Silver Legacy) as revenue under "Earnings of Unconsolidated Affiliates." Results of MotorCity Casino are consolidated for financial reporting purposes.

INCOME FROM OPERATIONS

For the three and six months ended July 31, 2000, income from operations rose $40.8 million, or 52%, and $109.2 million, or 77%, compared to the same periods a year ago. Income from operations was negatively impacted by preopening expenses of $1.6 million and $1.8 million in the three and six months ended July 31, 2000, and $4.3 million and $37.9 million in the same periods last year. The composite operating margin was 18.5% and 19.5% for the three and six months ended July 31, 2000 versus 15.3% and 14.3% for the comparable periods in the prior year. A discussion of operating results by market follows.

LAS VEGAS

Our Las Vegas properties posted an overall increase in operating income of $20.4 million, or 38%, during the second quarter, and $63.2 million, or 66%, for the six months. At Mandalay Bay operating income increased $7.3 million in the second quarter and $36.8 million for the six months. The increases at Mandalay Bay (as well as our Las Vegas properties as a whole) were impacted by

                     MANDALAY RESORT GROUP AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
                                    (continued)

preopening expenses of $1.6 million and $1.8 million for the three and six months in the current year, compared to $30.8 million in the six months last year.

Excalibur was a strong contributor with operating income rising $5.6 million, or 35%, in the quarter, and $10.5 million, or 30%, in the six months. Luxor was also a significant contributor, producing increases of $3.1 million, or 18%, and $9.5 million, or 25%, in the three and six months. Moreover, operating income at Circus Circus-Las Vegas rose $2.3 million, or 20%, and $3.2 million, or 14%, in the three and six month periods, while Monte Carlo's contribution to operating income rose $1.4 million, or 19%, and $2.0 million, or 12%.

The strong year-over-year increases in operating income at our Las Vegas properties were driven by an uptrend in the number of visitors to the Las Vegas Strip. In the second quarter, revenue per available room (REVPAR) rose an average $13 at our Strip properties, led by Mandalay Bay, whose average room rate increased 25% to $143, with occupancy rising seven percentage points to 93%. For the year-to-date period, REVPAR at our Strip properties was up an average of $11.

RENO

In Reno, our combined operating income (Circus Circus-Reno plus our 50% interest in Silver Legacy) was flat for the second quarter compared against the prior year, and was up 18% for the six months. In the prior year we recorded approximately two-thirds of Silver Legacy's operating income as a priority return on our investment. This priority return is not in effect in the current year and, consequently, we recorded our normal 50% of Silver Legacy's operating income. Had we recorded 50% (rather than our priority two-thirds) of Silver Legacy's operating income in the prior year, results for the three and six months ended July 31, 2000 would have reflected increases of 18% and 42% from the prior year. Both Circus Circus-Reno and Silver Legacy posted REVPAR increases, as well as increases in casino revenue. Reno hosts national bowling tournaments two out of every three years, and this year the city hosted the women's national tournament (March through July), while it did not host a tournament in the prior year.

                     MANDALAY RESORT GROUP AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
                                    (continued)

LAUGHLIN

Our two Laughlin properties, Colorado Belle and Edgewater, posted a combined increase in operating income of 3% in the second quarter and 8% in the six months. This market has been on a general uptrend over the past few years, as visitor counts to Laughlin have increased. While these properties experienced slight increases in REVPAR, the increases in operating income were driven primarily by lower expenses, stemming from tighter cost controls.

OTHER MARKETS

Our newest property, MotorCity Casino in Detroit, Michigan, delivered operating income of $13.7 million and $24.7 million in the three and six months ended July 31, 2000. See "Financial Position and Capital Resources" for additional details regarding our Detroit operation.

In Tunica County, Mississippi, operating income at Gold Strike rose 17% in the quarter, and 23% year-to-date. Casino revenues grew 10% in the quarter and the six months, as this property continued to increase its market share.

Our share of income from operations at Grand Victoria (a 50%- owned riverboat casino in Elgin, Illinois) reflected a $4.1 million increase in the second quarter and a $10.5 million increase for the six months. The current year periods have benefitted from dockside gaming compared against cruising operations for much of the prior-year periods. Dockside gaming was approved in late June 1999.

INTEREST EXPENSE

For the three and six months ended July 31, 2000, interest expense (excluding unconsolidated joint venture interest expense and before capitalized interest) rose $12.2 million and $22.2 million versus the prior year periods. The increase was due primarily to higher average borrowings (approximately $2.8 billion in the current quarter and six months against approximately $2.5 billion in the same periods last year) related to the purchase of approximately 14.4 million shares of our common stock during the current year and $135 million in borrowings associated with MotorCity Casino, which is consolidated for financial reporting purposes. Capitalized

                     MANDALAY RESORT GROUP AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
                                    (continued)

interest was $1.3 million and $3.0 million for the three and six months ended July 31, 2000 versus $1.8 million and $9.5 million a year ago. Long-term debt at July 31, 2000 stood at $2.8 billion compared to nearly $2.5 billion at July 31, 1999.

We also recorded interest expense related to unconsolidated joint venture projects of $2.8 million and $5.5 million in the quarter and six months ended July 31, 2000 compared to $2.8 million and $5.6 million in the previous year. This reflects our 50% share of the interest expense of Silver Legacy and Monte Carlo.

INCOME TAX

The effective tax rate was approximately 37.5% for the three and six months ended July 31, 2000 compared with 34.8% and 37.1% for the same periods in the prior year. This rate reflects the corporate statutory rate of 35% plus the effect of various nondeductible expenses, primarily the amortization of goodwill.

FINANCIAL POSITION AND CAPITAL RESOURCES

Mandalay had cash and cash equivalents of $122.5 million at July 31, 2000, representing normal daily operating requirements. For the six months ended July 31, 2000, net cash provided by operations was $258.1 million versus $115.2 million in the same period a year ago. The increase was driven primarily by improved operating results as discussed previously.

Cash flow from operations (EBITDA), was $176.4 million and $361.7 million for the three and six months ended July 31, 2000 versus $127.8 million and $233.5 million for the same periods last year. EDITDA was negatively impacted by preopening expenses of $1.6 million and $1.8 million for the three and six months ended July 31, 2000, and $4.3 million and $37.9 million for the comparable periods last year. In this context, EBITDA is defined as income from operations plus depreciation and amortization, and is being included because many investors consider it a valuable measure since it factors out the impact of depreciation and goodwill amortization, the principal noncash expenses affecting income. EBITDA is not a GAAP measure of performance and should not be considered an alternative to GAAP measures of performance.

During the six months ended July 31, 2000, we purchased 14.4 million shares of common stock at a cost of $242.7 million. We used our cash flow to fund a portion of this cost. See "Liquidity" for further discussion of our share repurchase

                     MANDALAY RESORT GROUP AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
                                    (continued)

activity. In the prior year, our cash flow was used primarily to fund construction of Mandalay Bay and other miscellaneous construction projects.

CAPITAL SPENDING

Capital expenditures for the quarter and six months ended July 31, 2000 were $30.6 million and $63.2 million, of which $7.8 million and $22.4 million related to the Shark Reef at Mandalay Bay, our new saltwater aquarium attraction which opened June 20, 2000, and $3.6 million and $3.8 million related to the renovation of a portion of the pyramid rooms at Luxor.

RECENT FINANCINGS

On July 24, 2000, the Company issued $500 million principal amount of 10-1/4%% Senior Subordinated Notes due August 2007. The notes are not subject to any sinking fund requirements. The net proceeds from this offering were used to repay a portion of the borrowings under our credit facility.

On August 16, 2000, the Company issued $200 million principal amount of 9-1/2% Senior Notes due August 2008. The notes are not subject to any sinking fund requirements. The net proceeds from this offering were also used to repay a portion of the borrowings under our credit facility.

NEW PROJECTS

SHARK REEF AT MANDALAY BAY

On March 2, 1999, we opened Mandalay Bay, a 43-story hotel/casino resort in Las Vegas, Nevada. Mandalay Bay is part of Masterplan Mile, our development property with approximately one mile of frontage on the Las Vegas Strip. The property is the site of our Mandalay Bay, Luxor and Excalibur resorts. Our development plan for Masterplan Mile includes various core components which will be cross-marketed to guests at our existing and future hotel/casinos within this resort development. These core components include an aquarium exhibit, the SHARK REEF AT MANDALAY BAY, which opened June 20, 2000. The cost of the aquarium (excluding land, capitalized interest and preopening expenses) was approximately $45 million, all of which had been incurred as of July 31, 2000. We may add other core components to our development plan for Masterplan Mile in the future.

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

The Detroit joint venture is planning a $600 million permanent hotel/casino facility. We have committed to contribute 20% of this amount in the form of equity, and the joint venture will seek project-specific funding for the balance of the cost. The development agreement provides that we will guarantee completion of the permanent facility and will enter into a keep-well guarantee with the city, pursuant to which we could be required to contribute additional funds, if and as needed, to continue operation of the project for a period of two years. This keep- well agreement also applies to the temporary casino. Mandalay has issued letters of credit totaling $50 million for the benefit of Bank of America in order to back letters of credit issued by Bank of America for the same total amount. The Bank of America letters of credit were issued to secure payments of principal and interest on bonds issued by the Economic Development Corporation of the City of Detroit. The proceeds of the bonds are to be used to finance costs associated with activities (including acquisition) relating to the land on which the permanent facility will be built.

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

          Our Detroit joint venture, together with MGM Grand Detroit LLC, is currently negotiating a collective bargaining agreement with the Detroit Casino Council, a consortium of unions representing a number of the two companies' Detroit employees. The joint venture has been advised that the Detroit Casino Council has scheduled an employee meeting to seek an authorization from the employees to advise management that the employees are willing to strike or take other economic action in the event that a collective bargaining agreement is not reached. Negotiations are ongoing and we can give no assurance either that a contract will be reached or, if reached, will be ratified, or what actions may be taken if a contract is not ratified (which actions could include a strike, picketing, and/or temporary or permanent cessation of casino operations).

MISSISSIPPI GULF COAST

          We have announced that we plan to develop a hotel-casino resort on the Mississippi Gulf Coast at the north end of the Bay of St. Louis, near the DeLisle exit on Interstate 10. It is currently anticipated that the resort will include as many as 1,500 hotel rooms and require an investment of approximately $225 million. Certain of the approvals to commence development which we had previously received have been successfully challenged in federal court. We will not commence the design and construction of this resort prior to a satisfactory resolution of all legal actions and our receipt of all necessary permits and approvals. As presently contemplated, we will own 90% of the resort and a partner will contribute the land in exchange for the remaining 10% interest.

                     MANDALAY RESORT GROUP AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited) (continued)

LIQUIDITY

          Based on our operating cash flows, credit facility and ability to raise additional funds through debt or equity markets, we believe we have sufficient capital resources to meet all of our existing cash obligations, fund our capital commitments on projects under way and strategically purchase shares of our common stock. As of July 31, 2000, under our most restrictive loan covenant, we could issue additional debt of approximately $665 million. Our borrowing capacity under this covenant can fluctuate substantially from quarter to quarter depending upon our operating cash flow.

          In May 2000, our Board of Directors authorized the repurchase of up to 15% (or approximately 11.7 million) of the outstanding shares of common stock, as market conditions and other factors warrant. As of the date hereof, we have purchased approximately 1.8 million shares pursuant to this authorization at a cost of approximately $39.1 million. Pursuant to this authorization, we have entered into agreements with Bank of America which provide for the purchase, in accordance with the volume and other limitations of Rule 10b-18, of up to $100 million of our outstanding common stock by Bank of America over a period ending not later than January 5, 2001. These agreements further provide that we will purchase these shares from Bank of America at its cost (plus accrued fees) one year following completion of the acquisition of the stock by Bank of America. We may terminate Bank of America's acquisition of stock pursuant to these agreements at any time. Although our current intention is to purchase the shares at completion of the agreement, we may elect to net settle our obligation in cash or shares (i.e., pay cash or deliver additional shares or receive cash or shares).

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

                     MANDALAY RESORT GROUP AND SUBSIDIARIES


Item 3.   Quantitative and Qualitative Disclosures About Market Risks

          As of July 31, 2000 there were no material changes to the information incorporated by reference in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2000.

PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

          The 2000 Annual Meeting of our stockholders was held on June 15, 2000. At the meeting, management's nominees, Michael S. Ensign, Glenn W. Schaeffer and Michael D. McKee, were elected to fill the three available positions as directors of Mandalay Resort Group. Voting (expressed in number of shares) was as follows: Mr. Ensign 70,460,719 for, 1,129,211 against or withheld and no abstentions or broker non-votes; Mr. Schaeffer 70,471,727 for, 1,118,203 against or withheld and no abstentions or broker non-votes; and Mr. McKee 70,466,820 for, 1,123,110 against or withheld and no abstentions or broker non-votes.

          At the meeting, stockholders approved the Mandalay Resort Group 2000 Executive Officers' Bonus Plan by a vote of 68,484,852 shares for, 2,969,126 shares against or withheld and 135,952 abstentions or broker non-votes.

          At the meeting, stockholders approved the Mandalay Resort Group 2000 Stock Incentive Plan by a vote of 65,120,393 shares for, 6,347,757 shares against or withheld and 121,780 abstentions or broker non-votes.

          At the meeting, stockholders ratified the appointment of Arthur Andersen LLP as our independent auditors to examine and report on our financial statements for the fiscal year ending January 31, 2001, by vote of 70,733,865 shares for, 772,560 shares against or withheld and 83,505 abstentions or broker non-votes.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) The following exhibits are filed as part of this report:


          4(a). Indenture dated as of July 24, 2000 by and between the Company and The Bank of New York with respect to $500 million aggregate principal amount of 10 1/4% Senior
                    Subordinated Notes due 2007. (Incorporated by reference to Exhibit 4.1 to the Company's Form S-4 Registration Statement
                    No. 333-44216.)

          4(b). Registration Rights Agreement dated as of July 24, 2000 by and among the Company and Merrill Lynch & Co., Merrill
                    Lynch, Pierce, Fenner & Smith Incorporated, Banc of America
                    Securities LLC, Donaldson, Lufkin & Jenrette Securities
                    Corporation, Deutsche Bank Securities Inc., Commerzbank
                    Capital Markets Corporation, Credit Suisse First Boston
                    Corporation, Wasserstein Perella Securities, Inc.,
                    FleetBoston Robertson Stephens Inc., and SG Cowen Securities
                    Corporation. (Incorporated by reference to Exhibit 4.2 to the Company's Form S-4 Registration Statement No.
                    333-44216.)

          4(c). Indenture dated as of August 16, 2000 by and between the Company and The Bank of New York, with respect to $200 million aggregate principal amount of 9 1/2% Senior Notes due 2008. (Incorporated by reference to Exhibit 4.1 to the Company's Form S-4 Registration Statement No. 333-44838.)

          4(d). Registration Rights Agreement dated as of August 16, 2000 by and among the Company and Banc of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche
                    Bank Securities Inc., Salomon Smith Barney Inc., Credit
                    Lyonnais Securities (USA) Inc., J. P. Morgan Securities Inc.
                    and Commerzbank Capital Markets Corporation. (Incorporated by reference to Exhibit 4.2 to the Company's Form S-4
                    Registration Statement No. 333-44838.)

          4(e).     Interest Rate Cap Agreement dated June 14, 2000, between the
                    Registrant and Morgan Guaranty Trust Company of New York.

          4(f).     Interest Rate Cap Agreement dated June 29, 2000, between the
                    Registrant and Morgan Guaranty Trust Company of New York.



          10(a). Stock Purchase Agreement dated as of September 8, 2000 among the Company, Bank of America, N.A. and MBG Trust.

          10(b).    Collateral Agreement dated as of September 8, 2000 among the
                    Company, Bank of America, N.A., MBG Trust and Banc of
                    America Securities LLC.

          10(c).    Amended and Restated Trust Agreement dated as of September
                    8, 2000 between NMS Services (Cayman), Inc. and Wilmington
                    Trust Company.

          10(d). Amendment No. 1 to the Loan Agreement dated June 30, 1999 among Detroit Entertainment, L.L.C., the Banks named therein and Bank of America National Trust and Savings Association, as administrative agent for the Banks.

          27.       Financial Data Schedule for the six months ended July 31,
                    2000 as required under EDGAR.

          (b) REPORTS ON FORM 8-K. During the period covered by this report, the Company filed two reports on Form 8-K dated July 19, 2000 and August 9, 2000. These Form 8-Ks reported information under Item 5.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 MANDALAY RESORT GROUP
                                       -----------------------------------------
                                                     (Registrant)



Date: September 14, 2000            By GLENN SCHAEFFER
                                       -----------------------------------------
                                       Glenn Schaeffer
                                       President, Chief Financial
                                       Officer and Treasurer

                                INDEX TO EXHIBITS


Exhibit
  No.                        Description
-------                      -----------
4(a).             Indenture dated as of July 24, 2000 by and between the Company and The Bank of New York with respect to $500 million
                  aggregate principal amount of 10 1/4% Senior Subordinated
                  Notes due 2007. (Incorporated by reference to Exhibit 4.1 to the Company's Form S-4 Registration Statement No. 333-44216.)

4(b). Registration Rights Agreement dated as of July 24, 2000 by and among the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated,
                  Banc of America Securities LLC, Donaldson, Lufkin &
                  Jenrette Securities Corporation, Deutsche Bank
                  Securities Inc., Commerzbank Capital Markets
                  Corporation, Credit Suisse First Boston Corporation,
                  Wasserstein Perella Securities, Inc., FleetBoston
                  Robertson Stephens Inc., and SG Cowen Securities
                  Corporation. (Incorporated by reference to Exhibit 4.2 to the Company's Form S-4 Registration Statement No.
                  333-44216.)

4(c). Indenture dated as of August 16, 2000 by and between the Company and The Bank of New York, with respect to $200 million aggregate principal amount of 9 1/2% Senior Notes due 2008.
                  (Incorporated by reference to Exhibit 4.1 to the Company's
                  Form S-4 Registration Statement No. 333-44838.)

4(d).             Registration Rights Agreement dated as of August 16,
                  2000 by and among the Company and Banc of America
                  Securities LLC, Merrill Lynch, Pierce, Fenner & Smith
                  Incorporated, Deutsche Bank Securities Inc., Salomon
                  Smith Barney Inc., Credit Lyonnais Securities (USA)
                  Inc., J. P. Morgan Securities Inc. and Commerzbank
                  Capital Markets Corporation. (Incorporated by reference to Exhibit 4.2 to the Company's Form S-4
                  Registration Statement No. 333-44838.)

4(e). Interest Rate Cap Agreement dated June 14, 2000, between the Registrant and Morgan Guaranty Trust
                  Company of New York.

4(f). Interest Rate Cap Agreement dated June 29, 2000, between the Registrant and Morgan Guaranty Trust
                  Company of New York.


Exhibit
  No.                        Description
-------                      -----------
10(a).            Stock Purchase Agreement dated as of September 8, 2000 among the Company, Bank of America, N.A. and MBG Trust.

10(b).            Collateral Agreement dated as of September 8, 2000 among the
                  Company, Bank of America, N.A., MBG Trust and Banc of America
                  Securities LLC.

10(c).            Amended and Restated Trust Agreement dated as of September 8,
                  2000 between NMS Services (Cayman), Inc.
                  and Wilmington Trust Company.

10(d). Amendment No. 1 to the Loan Agreement dated June 30, 1999 among Detroit Entertainment, L.L.C., the Banks named therein and Bank of America National Trust and Savings Association, as administrative agent for the Banks.

27. Financial Data Schedule for the six months ended July 31, 2000 as required under EDGAR.