Form 10-Q
period 2000-10-31
MANDALAY RESORT GROUP
filed 2000-12-15
CIK 725549

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

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2000

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                          OUTSTANDING AT NOVEMBER 30, 2000
-----------------------------------           ---------------------------------
 Common Stock, $.01 2/3 par value                   76,272,902 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     MANDALAY RESORT GROUP AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX

                                                                           PAGE NO.
                                                                           ---------
Part I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements:

             Condensed Consolidated Balance Sheets at October 31, 2000
             (Unaudited) and January 31, 2000............................        3

             Condensed Consolidated Statements of Income (Unaudited) for
             the Three and Nine Months Ended October 31, 2000 and 1999...      4-5

             Condensed Consolidated Statements of Cash Flows (Unaudited)
             for the Nine Months Ended October 31, 2000 and 1999.........        6

             Notes to Condensed Consolidated Financial Statements
             (Unaudited).................................................     7-12

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................    13-19

    Item 3.  Quantitative and Qualitative Disclosures About Market
             Risks.......................................................       19

Part II.  OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K............................       20

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     MANDALAY RESORT GROUP AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              OCTOBER 31,    JANUARY 31,
                                                                  2000           2000
                                                              ------------   ------------
                                                              (UNAUDITED)
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $  131,289     $  116,617
  Receivables...............................................       81,856         62,167
  Inventories...............................................       29,083         28,499
  Prepaid expenses and other................................       62,889         74,256
                                                               ----------     ----------
    Total current assets....................................      305,117        281,539
PROPERTY, EQUIPMENT AND LEASEHOLD INTERESTS,
  at cost, less accumulated depreciation and amortization of
  $1,034,871 and $893,776, respectively.....................    3,254,522      3,335,071
EXCESS OF PURCHASE PRICE OVER FAIR MARKET
  value of net assets acquired, net.........................      387,931        396,433
NOTES RECEIVABLE............................................        6,407          1,605
INVESTMENTS IN UNCONSOLIDATED AFFILIATES....................      240,671        264,995
OTHER ASSETS................................................       76,443         49,833
                                                               ----------     ----------
    Total Assets............................................   $4,271,091     $4,329,476
                                                               ==========     ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt.........................   $   27,247     $   13,022
  Accounts payable--trade...................................       36,736         40,395
  Accounts payable--construction............................        2,267         33,415
  Accrued liabilities.......................................      230,833        157,787
                                                               ----------     ----------
    Total current liabilities...............................      297,083        244,619

LONG-TERM DEBT..............................................    2,678,644      2,691,292
DEFERRED INCOME TAX.........................................      220,988        210,689
OTHER LONG-TERM LIABILITIES.................................       21,487         20,192
                                                               ----------     ----------
      Total liabilities.....................................    3,218,202      3,166,792
                                                               ----------     ----------
MINORITY INTEREST...........................................      (17,466)       (25,096)
                                                               ----------     ----------
STOCKHOLDERS' EQUITY:
  Common stock, $.01 2/3 par value
    Authorized--450,000,000 shares
    Issued--113,634,013 shares..............................        1,894          1,894
  Preferred stock, $.01 par value
    Authorized--75,000,000 shares...........................           --             --
  Additional paid-in capital................................      567,979        565,925
  Retained earnings.........................................    1,317,913      1,201,632
  Treasury stock (37,369,778 and 23,764,216 shares), at
    cost....................................................     (817,431)      (581,671)
                                                               ----------     ----------
    Total stockholders' equity..............................    1,070,355      1,187,780
                                                               ----------     ----------
    Total Liabilities and Stockholders' Equity..............   $4,271,091     $4,329,476
                                                               ==========     ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     MANDALAY RESORT GROUP AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                     THREE MONTHS               NINE MONTHS
                                                   ENDED OCTOBER 31,         ENDED OCTOBER 31,
                                                -----------------------   -----------------------
                                                   2000         1999         2000         1999
                                                ----------   ----------   ----------   ----------
REVENUES:
  Casino......................................  $  312,202   $  241,739   $  945,748   $  693,187
  Rooms.......................................     159,592      143,906      474,125      407,516
  Food and beverage...........................     108,222       93,245      323,596      264,266
  Other.......................................      72,449       71,567      219,225      189,214
  Earnings of unconsolidated affiliates.......      29,164       28,790       88,146       75,935
                                                ----------   ----------   ----------   ----------
                                                   681,629      579,247    2,050,840    1,630,118
  Less--complimentary allowances..............     (43,172)     (34,045)    (125,367)     (97,476)
                                                ----------   ----------   ----------   ----------
                                                   638,457      545,202    1,925,473    1,532,642
                                                ----------   ----------   ----------   ----------
COSTS AND EXPENSES:
  Casino......................................     173,032      127,655      506,496      363,170
  Rooms.......................................      52,774       51,293      157,413      142,218
  Food and beverage...........................      76,118       71,944      230,667      207,811
  Other.......................................      48,098       52,078      147,983      129,410
  General and administrative..................     105,118       88,532      306,214      247,769
  Depreciation and amortization...............      51,928       38,066      155,715      125,617
  Corporate general and administrative........       6,909        8,300       24,206       23,750
  Operating lease rent........................      10,399        9,935       30,001       15,989
  Preopening expenses.........................          --        2,110        1,832       39,990
  Abandonment loss............................          --        5,433           --        5,433
                                                ----------   ----------   ----------   ----------
                                                   524,376      455,346    1,560,527    1,301,157
                                                ----------   ----------   ----------   ----------
INCOME FROM OPERATIONS........................     114,081       89,856      364,946      231,485
                                                ----------   ----------   ----------   ----------
OTHER INCOME (EXPENSE):
  Interest, dividend and other income.........       1,713          696        5,947        1,878
  Guarantee fees from unconsolidated
    affiliate.................................         647          684        1,875        2,115
  Interest expense............................     (60,200)     (42,328)    (163,778)    (117,287)
  Interest expense from unconsolidated
    affiliates................................      (2,922)      (2,737)      (8,385)      (8,332)
                                                ----------   ----------   ----------   ----------
                                                   (60,762)     (43,685)    (164,341)    (121,626)
                                                ----------   ----------   ----------   ----------
MINORITY INTEREST.............................       6,088           --       14,328           --
                                                ----------   ----------   ----------   ----------
INCOME BEFORE PROVISION FOR INCOME TAX........      47,231       46,171      186,277      109,859
  Provision for income tax....................      17,860       17,414       69,996       40,332
                                                ----------   ----------   ----------   ----------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE.........................      29,371       28,757      116,281       69,527
  Cumulative effect of change in accounting
    principle for preopening expenses, net of
    tax benefit of $11,843....................          --           --           --      (21,994)
                                                ----------   ----------   ----------   ----------
NET INCOME....................................  $   29,371   $   28,757   $  116,281   $   47,533
                                                ==========   ==========   ==========   ==========

                     MANDALAY RESORT GROUP AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                     THREE MONTHS               NINE MONTHS
                                                   ENDED OCTOBER 31,         ENDED OCTOBER 31,
                                                -----------------------   -----------------------
                                                   2000         1999         2000         1999
                                                ----------   ----------   ----------   ----------
BASIC EARNINGS PER SHARE
  Income before cumulative effect of change in
    accounting principle......................  $      .39   $      .32   $     1.47   $      .76
  Cumulative effect of change in accounting
    principle.................................  $       --   $       --   $       --   $     (.24)
  Net income per share........................  $      .39   $      .32   $     1.47   $      .52
                                                ==========   ==========   ==========   ==========
DILUTED EARNINGS PER SHARE
  Income before cumulative effect of change in
    accounting principle......................  $      .38   $      .31   $     1.45   $      .76
  Cumulative effect of change in accounting
    principle.................................  $       --   $       --   $       --   $     (.24)
                                                ----------   ----------   ----------   ----------
  Net income per share........................  $      .38   $      .31   $     1.45   $      .52
                                                ==========   ==========   ==========   ==========
Avg.shares outstanding--basic.................  76,027,729   90,594,951   79,027,654   90,666,879
                                                ==========   ==========   ==========   ==========
Avg.shares outstanding--diluted...............  77,757,880   91,848,438   80,420,801   91,943,377
                                                ==========   ==========   ==========   ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     MANDALAY RESORT GROUP AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                   OCTOBER 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $ 116,281   $  47,533
                                                              ---------   ---------
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization (including corporate
      depreciation).........................................    163,997     132,183
    Loss on disposition of fixed assets.....................         23       2,764
    Increase in other current assets........................     (8,906)    (65,364)
    (Increase) decrease in other noncurrent assets..........    (11,175)     16,818
    Increase in interest payable............................     30,617      10,793
    Increase in other current liabilities...................     38,770      40,713
    Increase in deferred income tax.........................     10,299       5,708
    Decrease in other noncurrent liabilities................         --         (49)
    Unconsolidated affiliates' distributions in excess of
      earnings..............................................     24,013       1,890
    Minority interest in earnings...........................     14,328          --
                                                              ---------   ---------
        Total adjustments...................................    261,966     145,456
                                                              ---------   ---------
        Net cash provided by operating activities...........    378,247     192,989
                                                              ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................    (76,001)   (312,470)
  Decrease in construction payable..........................    (31,148)    (64,631)
  Increase in investments in unconsolidated affiliates......         --      (1,889)
  Proceeds from sale of equipment and other assets..........      1,680         390
  (Increase) decrease in notes receivable...................     (4,802)     10,249
  Other.....................................................       (349)         --
                                                              ---------   ---------
        Net cash used in investing activities...............   (110,620)   (368,351)
                                                              ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net effect on cash of issuances and payments of debt with
    original maturities of three months or less.............   (675,514)    199,995
  Issuances of debt with original maturities in excess of
    three months............................................    700,000          --
  Principal payments of debt with original maturities in
    excess of three months..................................    (23,000)     (2,705)
  Debt issue costs..........................................    (15,332)         --
  Exercise of stock options.................................     14,965      14,500
  Purchases of treasury stock...............................   (247,128)    (14,115)
  Other.....................................................     (6,946)        104
                                                              ---------   ---------
        Net cash (used in) provided by financing
          activities........................................   (252,955)    197,779
                                                              ---------   ---------
Net increase in cash and cash equivalents...................     14,672      22,417
Cash and cash equivalents at beginning of period............    116,617      81,389
                                                              ---------   ---------
Cash and cash equivalents at end of period..................  $ 131,289   $ 103,806
                                                              =========   =========
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
  Interest (net of amount capitalized)......................  $ 129,567   $ 103,489
  Income tax................................................  $  30,731   $  29,925

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     MANDALAY RESORT GROUP AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (ALL INFORMATION FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2000 AND 1999
                                 IS UNAUDITED.)

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

    Certain reclassifications have been made to the financial statements for the three and nine months ended October 31, 1999 to conform to the financial statement presentation for the three and nine months ended October 31, 2000. These reclassifications have no effect on net income.

    These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 2000.

                     MANDALAY RESORT GROUP AND SUBSIDIARIES

 (ALL INFORMATION FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2000 AND 1999
                                 IS UNAUDITED.)

(2) LONG-TERM DEBT--

    Long-term debt consists of the following (in thousands):

                                                              OCTOBER 31,    JANUARY 31,
                                                                  2000           2000
                                                              ------------   ------------
Amounts due under bank credit agreement at floating interest
  rates, weighted average of 7.5% and 6.8%..................   $  800,000     $1,425,000
Amounts due under corporate debt program at floating
  interest rates, weighted average of 6.2%..................           --         50,000
Amounts due under majority-owned joint venture revolving
  credit facility at floating interest rates, weighted
  average of 8.0% and 7.1%..................................      127,000        150,000
9 1/4% Senior Subordinated Notes due 2005...................      275,000        275,000
6.45% Senior Notes due 2006 (net of unamortized discount of
  $231 and $264)............................................      199,769        199,736
10 1/4% Senior Subordinated Notes due 2007..................      500,000             --
9 1/2% Senior Notes due 2008................................      200,000             --
7 5/8% Senior Subordinated Debentures due 2013..............      150,000        150,000
6 3/4% Senior Subordinated Notes due 2003 (net of
  unamortized discount of $43 and $55)......................      149,957        149,945
7.0% Debentures due 2036 (net of unamortized discount of
  $109 and $119)............................................      149,891        149,881
6.70% Debentures due 2096 (net of unamortized discount of
  $147 and $183)............................................      149,853        149,817
Other notes.................................................        4,421          4,935
                                                               ----------     ----------
                                                                2,705,891      2,704,314
Less--current portion.......................................      (27,247)       (13,022)
                                                               ----------     ----------
                                                               $2,678,644     $2,691,292
                                                               ==========     ==========

    On July 24, 2000, the Company issued $500 million principal amount of 10 1/4% Senior Subordinated Notes due August 2007 (the "10 1/4% Notes", with interest payable each February and August. The 10 1/4% Notes are redeemable prior to maturity at the option of the Company, in whole but not in part, at 100% of the principal amount plus a make-whole premium. A portion of the 10 1/4% Notes are also redeemable at the option of the Company prior to August 1, 2003 with the proceeds of a public offering of equity securities. The 10 1/4% Notes are not subject to any sinking fund requirements. The net proceeds from this offering were used to repay borrowings under the Company's credit facility.

    On August 16, 2000, the Company issued $200 million principal amount of 9 1/2% Senior Notes due August 2008 (the "9 1/2% Notes"), with interest payable each February and August. The 9 1/2% Notes are redeemable prior to maturity at the option of the Company, in whole but not in part, at 100% of the principal amount plus a make-whole premium. The 9 1/2% Notes are not subject to any sinking fund requirements. The net proceeds from this offering were used to repay borrowings under the Company's credit facility.

                     MANDALAY RESORT GROUP AND SUBSIDIARIES

 (ALL INFORMATION FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2000 AND 1999
                                 IS UNAUDITED.)

(2) LONG-TERM DEBT-- (CONTINUED)
    The Company has a policy aimed at managing interest rate risk associated with its current and anticipated future borrowings. This policy enables the Company to use any combination of interest rate swaps, futures, options, caps and similar instruments. To the extent the Company employs such financial instruments pursuant to this policy, they are accounted for as hedging instruments. In order to qualify for hedge accounting, the underlying hedged item must expose the Company to risks associated with market fluctuations and the financial instrument used must be designated as a hedge and must reduce the Company's exposure to market fluctuation throughout the hedge period. If these criteria are not met, a change in the market value of the financial instrument is recognized as a gain or loss in the period of change. Otherwise, gains and losses are not recognized except to the extent that the financial instrument is disposed of prior to maturity. Net interest paid or received pursuant to the financial instrument is included as interest expense in the period.

    The Company has entered into various interest rate swaps, principally with its bank group, to manage interest expense, which is subject to fluctuation due to the variable-rate nature of the debt under the Company's corporate debt program. The Company has interest rate swap agreements under which it pays a fixed interest rate (weighted average of approximately 6.4%) and receives a variable interest rate (weighted average of approximately 6.8% at October 31, 2000) on $550 million notional amount of "initial" swaps. The net effect of all such swaps resulted in a reduction of interest expense of approximately $1.0 million for the nine months ended October 31, 2000. Three of the swaps with a combined notional amount of $350 million terminate in fiscal 2003. The remaining swap of $200 million notional amount terminates in fiscal 2004.

    As of October 31, 2000, under its most restrictive loan covenant, the Company was restricted from issuing additional debt in excess of approximately $497 million. The borrowing capacity under this covenant can fluctuate substantially from quarter to quarter depending upon the operating cash flow.

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

(4) STOCK OPTIONS--

    The Company has various stock option plans for executive, managerial and supervisory personnel as well as the Company's outside directors and consultants. The plans permit grants of options relating to the Company's common stock and two of the plans also permit grants of the Company's common stock as performance share and restricted stock awards. The only awards granted pursuant to such plans through October 31, 2000 are stock options, which are generally exercisable in one or more installments beginning not less than six months after the grant date.

                     MANDALAY RESORT GROUP AND SUBSIDIARIES

 (ALL INFORMATION FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2000 AND 1999
                                 IS UNAUDITED.)

(4) STOCK OPTIONS-- (CONTINUED)
    Summarized information for stock options granted pursuant to the Company's plans is as follows:

                                                          NINE MONTHS ENDED
                                                           OCTOBER 31, 2000
                                                     ----------------------------
                                                                 WEIGHTED AVERAGE
                                                      OPTIONS     EXERCISE PRICE
                                                     ---------   ----------------
Outstanding at beginning of period.................  6,037,459        $13.70
Granted............................................    655,500         16.03
Exercised..........................................   (928,060)        16.13
Canceled...........................................         --            --
                                                     ---------        ------
Outstanding at end of period.......................  5,764,899        $13.58
                                                     =========        ======
Options exercisable at end of period...............  2,399,251        $12.52
Options available for grant at end of period.......  4,749,032

    Options available for grant at October 31, 2000 include 339,500 shares reserved for issuance only as annual formula awards of 10,000 shares each to nonemployee directors pursuant to a plan that expires in June 2001.

(5) STOCK RELATED MATTERS--

    During the nine months ended October 31, 2000, the Company repurchased 14.5 million shares of its common stock at a cost of $247.1 million.

(6) EARNINGS PER SHARE--

    The table below reconciles weighted average shares outstanding used to calculate basic earnings per share with the weighted average shares outstanding used to calculate diluted earnings per share. There were no reconciling items for net income.

                                                         THREE MONTHS ENDED     NINE MONTHS ENDED
                                                             OCTOBER 31,           OCTOBER 31,
                                                         -------------------   -------------------
                                                           2000       1999       2000       1999
                                                         --------   --------   --------   --------
                                                         (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
Net income.............................................  $29,371    $28,757    $116,281   $47,533
                                                         =======    =======    ========   =======
Weighted average shares outstanding used in computation
  of basic earnings per share..........................   76,028     90,595      79,028    90,667
Stock options..........................................    1,730      1,253       1,393     1,276
                                                         -------    -------    --------   -------
Weighted average shares outstanding used in computation
  of diluted earnings per share........................   77,758     91,848      80,421    91,943
                                                         =======    =======    ========   =======
Basic earnings per share...............................  $   .39    $   .32    $   1.47   $   .52
                                                         =======    =======    ========   =======
Diluted earnings per share.............................  $   .38    $   .31    $   1.45   $   .52
                                                         =======    =======    ========   =======

(7) INVESTMENTS IN UNCONSOLIDATED AFFILIATES--

    The Company has investments in unconsolidated affiliates that are accounted for under the equity method. Using the equity method, original investments are recorded at cost and adjusted by the Company's share of earnings or losses of these entities. The investment balance also includes interest

                     MANDALAY RESORT GROUP AND SUBSIDIARIES

 (ALL INFORMATION FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2000 AND 1999
                                 IS UNAUDITED.)

(7) INVESTMENTS IN UNCONSOLIDATED AFFILIATES-- (CONTINUED) capitalized during construction (net of amortization). Investments in unconsolidated affiliates consist of the following (in thousands):

                                                         OCTOBER 31,    JANUARY 31,
                                                             2000           2000
                                                         ------------   ------------
Circus and Eldorado Joint Venture (50%)
  (Silver Legacy, Reno, Nevada)........................    $ 71,599       $ 87,150
Elgin Riverboat Resort (50%)
  (Grand Victoria, Elgin, Illinois)....................      38,334         40,780
Victoria Partners (50%)
  (Monte Carlo, Las Vegas, Nevada).....................     130,738        137,065
                                                           --------       --------
                                                           $240,671       $264,995
                                                           ========       ========

    The above unconsolidated affiliates operate with fiscal years ending on December 31. Summarized results of operations of the unconsolidated affiliates are as follows (unaudited, in thousands):

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Revenues................................................  $646,441   $565,032
Expenses................................................   471,908    453,139
Operating income........................................   174,533    111,893
Net income..............................................   159,727     96,438

    Included in the above are revenues of Grand Victoria of $298,318 and $233,206 for the nine months ended September 30, 2000 and 1999. The property's operating margin during those periods was 30% and 26%, respectively.

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

    Pending the development of a permanent hotel/casino, the joint venture constructed a temporary casino (MotorCity Casino) in downtown Detroit, which opened December 14, 1999. The cost of the temporary casino, including land and capitalized interest but excluding preopening expenses, was approximately $150 million. This cost was financed pursuant to the joint venture's $150 million credit facility, which is secured by the assets associated with the temporary casino. Mandalay has guaranteed this credit facility subject to the release of the guaranty if certain performance measures are reached. The joint venture's operation of the temporary casino is subject to ongoing regulatory oversight, and its

                     MANDALAY RESORT GROUP AND SUBSIDIARIES

 (ALL INFORMATION FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2000 AND 1999
                                 IS UNAUDITED.)

(8) COMMITMENTS AND CONTINGENT LIABILITIES-- (CONTINUED) ability to proceed with a permanent hotel/casino facility is contingent upon the receipt of all necessary gaming approvals and satisfaction of other conditions.

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

    In May 2000, the Company's Board of Directors authorized the repurchase of up to 15% (or approximately 11.7 million) of the then outstanding shares of common stock, as market conditions and other factors warrant. As of October 31, 2000, the Company had purchased approximately 1.8 million shares pursuant to this authorization at a cost of approximately $39.1 million. To facilitate the Company's purchase of shares pursuant to this authorization, the Company has also entered into agreements with Bank of America which provide for the purchase, in accordance with the volume and other limitations of Rule 10b-18, of up to $100 million of the Company's outstanding common stock by Bank of America over a period ending not later than January 5, 2001, unless the Company and Bank of America agree to extend that date. The Company may terminate Bank of America's continued acquisition of stock pursuant to these agreements at any time. The agreements provide that the Company will purchase from Bank of America at its cost (plus accrued fees) the shares acquired pursuant to the agreements one year following completion of Bank of America's acquisition of the stock. At the Company's option, it may acquire all or a portion of the shares at an earlier date, or it may become obligated to acquire the shares at an earlier date under certain circumstances specified in the agreements. Although the Company's current intention is to purchase the shares in accordance with the terms of the agreements, the Company may elect to net settle the obligation in cash or shares (i.e., pay cash or deliver additional shares or receive cash or shares). As of October 31, 2000, Bank of America had purchased approximately 587,000 shares pursuant to this agreement at a cost of approximately $14.7 million.

    The Company is a defendant in various pending litigation. In management's opinion, the ultimate outcome of such litigation will not have a material effect on the results of operations or the financial position of the Company.

                     MANDALAY RESORT GROUP AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

                             RESULTS OF OPERATIONS

EARNINGS PER SHARE

    For the third quarter ended October 31, 2000, we reported net income of $29.4 million, or $.38 per diluted share, versus $28.8 million, or $.31 per diluted share, for the same quarter last year. For the nine months, net income was $116.3 million, or $1.45 per diluted share, compared to $47.5 million, or $.52 per diluted share, in the prior year.

    The increase in earnings per share for the quarter was due primarily to lower average shares outstanding, 77.8 million in the current year compared with
91.8 million in the prior year. The lower average shares outstanding reflects our purchase of 14.5 million shares of our common stock in the current year, primarily in the first and second quarters. The third quarter also benefitted from strong operating results at our Las Vegas Strip properties as well as the contribution from MotorCity Casino, a 53.5%-owned joint venture which opened December 14, 1999 in Detroit, Michigan. However, these operating gains were largely offset by weaker operating performances in our secondary markets (Reno, Laughlin and Jean) and by higher interest expense stemming from higher average debt outstanding and higher interest rates. See the discussion under "Interest Expense" for additional details.

    NOTE: Results for the prior year third quarter include preopening expenses of $2.1 million ($.02 per diluted share) related to MotorCity Casino and the write-off of $5.4 million ($.04 per diluted share) of costs related to a proposed timeshare resort in Las Vegas which we decided not to pursue.

    The increase in earnings per share for the nine months was due primarily to the performance of our Las Vegas Strip properties and to MotorCity Casino. Share repurchase also benefitted comparisons for the nine months, as average shares outstanding decreased to 80.4 million this year from 91.9 million in the prior year. As with the quarter, higher interest costs mitigated some of this improvement.

    NOTE: Results for the nine months ended October 31, 2000 include preopening expenses of $1.8 million ($.01 per diluted share) related to the Shark Reef at Mandalay Bay, which opened June 20, 2000. Prior year results include preopening expenses of $73.8 million ($.52 per diluted share) related primarily to Mandalay Bay and MotorCity Casino (including the write-off of $33.8 million of previously capitalized preopening costs) and the write-off of $5.4 million ($.04 per diluted share) related the abandoned timeshare project.

REVENUES

    Revenues increased $93.3 million, or 17%, for the three months ended
October 31, 2000, and $392.8 million, or 26%, for the nine months, versus the same periods last year. The overall increase was attributable primarily to MotorCity Casino, which opened December 14, 1999 and generated revenues or $90.3 million and $255.6 million in the three and nine month periods.

    Excluding MotorCity Casino, the growth in the quarter and nine months came principally from room revenue at our Las Vegas Strip properties. Revenue per available room (REVPAR) at these properties rose an average $9 in the third quarter and $10 in the nine months. Mandalay Bay led the way, as its average room rate for the quarter increased 24% to $153. The growth in REVPAR was driven by increased demand stemming from the continued rise in the number of visitors to Las Vegas (up 7% through September).

    As noted, our Las Vegas properties were significant contributors to the increases in revenues. At Luxor, revenues rose $9.3 million, or 10%, for the quarter, and $26.3 million, or 10%, for the nine months. Meanwhile, revenues at Excalibur rose $2.2 million, or 3%, for the quarter, and $14.9 million, or 7%, for the nine months, while at Circus Circus-Las Vegas (including Slots-A-Fun), revenues were up $3.4 million, or 5%, for the quarter, and $10.9 million, or 5%, for the nine months. At Mandalay Bay, revenues for the quarter decreased $4.1 million, or 3%, though year-to-date revenues reflected an increase of $73.4 million, or 22%. The decrease in the quarter was due to an abnormally low hold percentage (i.e., "win") on table games, while the year-to-date results benefitted from an additional month of operations versus the prior year (when Mandalay Bay opened March 2, 1999), as well as increased room revenue as discussed above.

    The contribution from the 50%-owned Grand Victoria also increased (up $.7 million, or 5%, for the quarter and $11.1 million, or 33%, for the nine months). This property benefitted from dockside gaming operations throughout all of the current year versus cruising operations through June of the prior year.

    NOTE: We record our share of the operating income of our unconsolidated joint ventures (Grand Victoria, Monte Carlo and Silver Legacy) as revenue under "Earnings of Unconsolidated Affiliates." Results of MotorCity Casino are consolidated for financial reporting purposes.

INCOME FROM OPERATIONS

    For the three and nine months ended October 31, 2000, income from operations rose $24.2 million, or 27%, and $133.5 million, or 58%, compared to the same periods a year ago. The composite operating margin was 17.9% and 19.0% for the three and nine months ended October 31, 2000 versus 16.5% and 15.1% for the comparable periods in the prior year. A discussion of operating results by market follows.

    NOTE: Income from operations was negatively affected by preopening expenses of $1.8 million in the nine months ended October 31, 2000, and $2.1 million and $40.0 million in the three and nine month periods last year. Both prior year periods were also negatively impacted by the write-off of $5.4 million of costs associated with our abandoned timeshare project.

LAS VEGAS

    Our Las Vegas properties posted an overall increase in operating income of $8.5 million, or 13%, during the third quarter, and $71.7 million, or 44%, for the nine months. These increases were driven by an uptrend in the number of visitors to the Las Vegas Strip, as discussed previously.

    NOTE: The year-to-date increase in operating income was negatively impacted by preopening expenses of $1.8 million in the current year (related to the Shark Reef at Mandalay Bay) compared to $30.8 million in the previous year (related to Mandalay Bay).

    At Mandalay Bay, operating income decreased $1.0 million in the third quarter, while rising $35.8 million in the nine months. As noted in the revenue discussion, Mandalay Bay suffered a low hold percentage on table games in the quarter, while benefitting from an extra month of operations in the nine month period. Luxor was a strong contributor in both periods, with operating income rising $4.6 million, or 24%, in the quarter, and $14.1 million, or 25%, in the nine months. Operating income at Circus Circus-Las Vegas (including Slots-A-Fun) rose $2.2 million, or 23%, and $5.8 million, or 17%, in the three and nine month periods.

    Excalibur, meanwhile, posted increases of $1.1 million, or 6%, and $11.6 million, or 22%, in the three and nine months, while Monte Carlo's contribution to operating income rose $1.0 million, or 12%, and $3.0 million, or 12%.

RENO

    In Reno, our combined operating income (Circus Circus-Reno plus our 50% interest in Silver Legacy) declined $2.9 million, or 23%, for the third quarter, although it rose $.5 million, or 2%, for the nine months, compared against the same periods a year ago.

    NOTE: In the prior year, we recorded approximately two-thirds of Silver Legacy's operating income as a priority return on our investment. In the current year, we are recording our normal 50% of Silver Legacy's operating income. Had we recorded 50% (rather than our priority two-thirds) of Silver Legacy's operating income in the prior year, results for the three and nine months ended October 31, 2000 would have reflected a decrease of 17% and an increase of 15% compared to the prior year periods.

    Both Circus Circus-Reno and Silver Legacy posted slight decreases in REVPAR in the third quarter, with casino revenues also experiencing a decline. The Reno market is experiencing further competitive challenges from Native American casinos in northern California, which have recently added newer (i.e., more competitive) slot machines and are in the process of expanding the number of units as well.

    For the nine months, REVPAR and casino revenue comparisons remained positive. Year-to-date results were boosted by a national bowling tournament which Reno hosts two out of every three years, and from March through July this year the city hosted the women's national tournament, while it did not host any tournament in the prior year.

LAUGHLIN

    Our two Laughlin properties, Colorado Belle and Edgewater, posted combined decreases in operating income of $1.9 million, or 43%, in the third quarter and $.8 million, or 4% in the nine months. While REVPAR was essentially flat in the quarter and nine months versus the prior year, casino revenues experienced a downturn in both periods.

OTHER MARKETS

    Our newest property, MotorCity Casino in Detroit, Michigan, delivered operating income of $16.3 million and $41.0 million in the three and nine months ended October 31, 2000. See "Financial Position and Capital Resources" for additional details regarding our Detroit operation.

    In Tunica County, Mississippi, operating income at Gold Strike decreased $1.2 million, or 20%, in the third quarter, while it climbed $1.5 million, or 8% year-to-date. The quarterly results at this property were negatively impacted by a low hold percentage on table games.

    Our share of income from operations at Grand Victoria (a 50%-owned riverboat casino in Elgin, Illinois) reflected a $.5 million, or 4%, increase in the quarter and a $11.1 million, or 37%, increase for the nine months. The current year periods have benefitted from dockside gaming operations compared against cruising operations through June of the prior year.

INTEREST EXPENSE

    For the three and nine months ended October 31, 2000, interest expense (excluding unconsolidated joint venture interest expense and before capitalized interest) rose $14.9 million and $37.0 million versus the prior year periods. The increase was due to higher average borrowings (approximately $2.8 billion in the current quarter and nine months against approximately $2.5 billion in the same periods last year), partly related to the purchase of approximately 14.5 million shares of our common stock during the current year. Average borrowings also increased due to the inclusion of borrowings associated with MotorCity Casino, which is consolidated for financial reporting purposes. Interest expense also climbed because of higher interest rates stemming from higher short term rates on our credit line borrowings, as well as the effect of the issuance of $500 million principal amount of 10 1/4% Senior Subordinated Notes in July 2000 and the issuance of $200 million principal amount of 9 1/2% Senior Notes in August 2000. The proceeds from these two offerings were used to pay down borrowings outstanding under our credit facility. Long-term debt at October 31, 2000 stood at $2.7 billion (including $127 million of debt related to MotorCity Casino) compared to $2.5 billion at October 31, 1999.

    We also recorded interest expense related to unconsolidated joint ventures of $2.9 million and $8.4 million in the quarter and nine months ended
October 31, 2000 compared to $2.7 million and $8.3 million in the previous year. This reflects our 50% share of the interest expense of Silver Legacy and Monte Carlo.

INCOME TAX

    The effective tax rate was approximately 37.8% and 37.6% for the three and nine months ended October 31, 2000 compared with 37.7% and 36.7% for the same periods in the prior year. This rate reflects the corporate statutory rate of 35% plus the effect of various nondeductible expenses, primarily the amortization of goodwill.

FINANCIAL POSITION AND CAPITAL RESOURCES

    Mandalay had cash and cash equivalents of $131.3 million at October 31, 2000, representing normal daily operating requirements. For the nine months ended October 31, 2000, net cash provided by operating activities was $378.2 million versus $193.0 million in the same period a year ago. The increase was driven primarily by improved operating results as discussed previously.

    Income from operations plus depreciation and amortization ("EBITDA"), was $167.2 million and $528.9 million for the three and nine months ended
October 31, 2000 versus $130.1 million and $363.6 million for the same periods last year. EBITDA is included because many investors consider it a valuable measure since it factors out the impact of depreciation and goodwill amortization, the principal noncash expenses affecting income. EBITDA is not a GAAP measure of performance and should not be considered an alternative to GAAP measures of performance.

    NOTE: EDITDA was negatively impacted by preopening expenses of $1.8 million for the nine months ended October 31, 2000, and $2.1 million and $40.0 million for the three and nine months last year. The prior year periods were also impacted by the write-off of $5.4 million in costs related to the discontinued timeshare project.

    During the nine months ended October 31, 2000, we purchased 14.5 million shares of our common stock at a cost of $247.1 million. We used our cash flow to fund a sizeable portion of this cost. See "Liquidity" for further discussion of our share repurchase activity. In the prior year, our cash flow was used primarily to fund construction of Mandalay Bay and other miscellaneous construction projects.

CAPITAL SPENDING

    Capital expenditures for the quarter and nine months ended October 31, 2000 were $12.8 million and $76.0 million, of which $3.7 million and $7.5 million related to the renovation of a portion of the pyramid rooms at Luxor. For the nine months, capital expenditures included $22.4 million related to the Shark Reef at Mandalay Bay, our new saltwater aquarium attraction which opened
June 20, 2000.

RECENT FINANCINGS

    On July 24, 2000, the Company issued $500 million principal amount of 10 1/4% Senior Subordinated Notes due August 2007. The notes are not subject to any sinking fund requirements. The net proceeds from this offering were used to repay a portion of the borrowings under our credit facility.

    On August 16, 2000, the Company issued $200 million principal amount of 9 1/2% Senior Notes due August 2008. The notes are not subject to any sinking fund requirements. The net proceeds from this offering were also used to repay a portion of the borrowings under our credit facility.

NEW PROJECTS

SHARK REEF AT MANDALAY BAY

    On March 2, 1999, we opened Mandalay Bay, a 43-story hotel/casino resort in Las Vegas, Nevada. Mandalay Bay is part of Masterplan Mile, our development property with approximately one mile of frontage on the Las Vegas Strip. The property is the site of our Mandalay Bay, Luxor and Excalibur resorts. Our development plan for Masterplan Mile includes various core components developed for cross-marketing to guests at our existing and future hotel/casinos within this resort complex. These core components include an aquarium exhibit, the SHARK REEF AT MANDALAY BAY, which opened June 20, 2000. The cost of the aquarium (excluding land, capitalized interest and preopening expenses) was approximately $45 million. We may add other core components to our development plan for Masterplan Mile in the future.

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

    Pending the development of a permanent hotel/casino, the joint venture constructed a temporary casino (MotorCity Casino) in downtown Detroit, which opened December 14, 1999. The cost of the temporary casino, including land and capitalized interest but excluding preopening expenses, was approximately $150 million. This cost was financed pursuant to the joint venture's $150 million credit facility, which is secured by the assets associated with the temporary casino. Mandalay has guaranteed this credit facility subject to the release of the guaranty if certain performance measures are reached. The joint venture's operation of the temporary casino is subject to ongoing regulatory oversight, and its ability to proceed with a permanent resort project is contingent upon the receipt of all necessary gaming approvals and satisfaction of other conditions.

    The Detroit joint venture is planning a $600 million permanent resort project. We have committed to contribute 20% of this amount in the form of equity, and the joint venture will seek project-specific funding for the balance of the cost. The development agreement provides that we will guarantee completion of the permanent facility and will enter into a keep-well guarantee with the city, pursuant to which we could be required to contribute additional funds, if and as needed, to continue operation of the project for a period of two years. This keep-well agreement also applies to the temporary casino. Mandalay has issued letters of credit totaling $50 million for the benefit of Bank of America in order to back letters of credit issued by Bank of America for the same total amount. The Bank of America letters of credit were issued to secure payments of principal and interest on bonds issued by the Economic Development Corporation of the City of Detroit. The proceeds of the bonds are to be used to finance costs associated with activities (including acquisition) relating to the land on which the permanent facility is to be built.

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

    Our Detroit joint venture recently signed collective bargaining agreements with a consortium of unions representing a number of employees.

MISSISSIPPI GULF COAST

    Some time ago, we announced plans to develop a casino resort on the Bay of St. Louis, along the Mississippi Gulf Coast. In August 2000, the United States District Court for the District of Columbia issued an opinion which had the effect of revoking one of the permits issued for this project and requiring the Army Corps of Engineers to have an environmental impact statement completed prior to issuing new permits for the development of casinos in this area. In light of the estimated time to complete the environmental impact statement and potential legal challenges that may result from the environmental impact statement, we have decided not to pursue this development along the Mississippi Gulf Coast at this time.

LIQUIDITY

    Based on our operating cash flows, credit facility and ability to raise additional funds through debt or equity markets, we believe we have sufficient capital resources to meet all of our existing cash obligations, fund our capital commitments on projects under way and strategically purchase shares of our common stock. As of October 31, 2000, under our most restrictive loan covenant, we could issue additional debt of approximately $497 million. Our borrowing capacity under this covenant can fluctuate substantially from quarter to quarter depending upon our operating cash flow.

    In May 2000, our Board of Directors authorized the repurchase of up to 15% (or approximately 11.7 million) of our then outstanding shares of common stock, as market conditions and other factors warrant. As of November 30, 2000, we had purchased approximately 1.8 million shares pursuant to this authorization at a cost of approximately $39.1 million. To facilitate our purchase of shares pursuant to this authorization, we have also entered into agreements with Bank of America which provide for the purchase, in accordance with the volume and other limitations of Rule 10b-18, of up to $100 million of our outstanding common stock by Bank of America over a period ending not later than January 5, 2001, unless we and Bank of America agree to extend that date. We may terminate Bank of America's continued acquisition of stock pursuant to these agreements at any time. The agreements provide that we will purchase from Bank of America at its cost (plus accrued fees) the shares acquired pursuant to the agreements one year following completion of Bank of America's acquisition of the stock. At our option, we may acquire all or a portion of the shares at an earlier date, or we may become obligated to acquire the shares at an earlier date under certain circumstances specified in the agreements. Although our current intention is to purchase the shares in accordance with the terms of the agreements, we may elect to net settle our obligation in cash or shares (i.e., pay cash or deliver additional shares or receive cash or shares). As of November 30, 2000, Bank of America had purchased approximately 2.2 million shares pursuant to this agreement at a cost of approximately $46.6 million.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    As of October 31, 2000 there were no material changes to the information incorporated by reference in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2000.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) The following exhibits are filed as part of this report:

       27. Financial Data Schedule for the nine months ended October 31, 2000 as required under EDGAR.

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

                                                                    MANDALAY RESORT GROUP
                                                        ---------------------------------------------
                                                                        (Registrant)

Date: December 14, 2000                                By:             /s/ GLENN SCHAEFFER
                                                            -----------------------------------------
                                                                         Glenn Schaeffer
                                                              PRESIDENT, CHIEF FINANCIAL OFFICER AND
                                                                            TREASURER

                               INDEX TO EXHIBITS

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
        27.             Financial Data Schedule for the nine months ended
                          October 31, 2000 as required under EDGAR.

------------------------