Form 10-K405/A
period 2000-01-31
MANDALAY RESORT GROUP
filed 2001-03-07
CIK 725549

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

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

Commission File Number   1-8570

                              MANDALAY RESORT GROUP
            -------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          NEVADA                                            88-0121916
-------------------------------                  -------------------------------
State or other jurisdiction of                   (I.R.S. Employer Identification
incorporation or organization)                              No.)

            3950 Las Vegas Boulevard South, Las Vegas, Nevada 89119
       -----------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (702)632-6700


Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange
Title of Each Class                                      on which Registered
-------------------                                -----------------------------
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

     The number of shares of Registrant's Common Stock, $.01-2/3 par value, outstanding at April 20, 2000: 78,008,229.

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

Item 8 is amended and restated as follows solely for the purpose of including the financial statements of Elgin Riverboat Resort- Riverboat Casino for the year ended December 31, 2000 as required by Rule 3-09 of Regulation S-X. Through its wholly owned subsidiary, Nevada Landing Partnership, the Company owns a 50% interest in Elgin Riverboat Resort - Riverboat Casino. Item 14 is also amended and restated to include the consent of independent public accountants relating to the above-mentioned financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Incorporated herein by reference are pages 35 through 56 of the 2000 Annual Report, which pages are included as part of Exhibit 13 to this Report.


Year Ended January 31, 2000
(in thousands, except per share amounts)


                               1st       2nd       3rd       4th
                             Quarter   Quarter   Quarter   Quarter    Total
                            --------------------------------------------------
Revenue                     $ 471,259 $ 516,181 $ 545,202 $ 518,256 $2,050,898
Income from operations         62,499    79,130    89,856    42,251    273,736
Income before income tax       27,427    36,261    46,171    (6,743)   103,116
Net income                     (4,855)   23,631    28,757    (5,370)    42,163
Basic earnings per share    $    (.05)$     .26 $     .32 $    (.06)$      .47
Diluted earnings per share  $    (.05)$     .26 $     .31 $    (.06)$      .46



Year Ended January 31, 1999
(in thousands, except per share amounts)

                               1st       2nd       3rd       4th
                             Quarter   Quarter   Quarter   Quarter    Total
                            --------------------------------------------------
Revenue                     $ 356,962 $ 384,661 $ 382,449 $ 355,708 $1,479,780
Income from operations         61,059    66,105    64,257    51,358    242,779
Income before income tax       35,794    40,043    39,289    25,689    140,815
Net income                     21,607    25,285    23,716    14,590     85,198
Basic earnings per share    $     .23 $     .27 $     .25 $     .16 $      .90
Diluted earnings per share  $     .23 $     .27 $     .25 $     .16 $      .90


Elgin Riverboat Resort - Riverboat Casino

Balance Sheets
December 31, 2000 and 1999


                  ASSETS                           2000              1999

Current assets:
  Cash and cash equivalents                    $ 51,534,500      $ 43,684,544
  Accounts receivable, net of
   allowance for doubtful accounts of
   $401,257 and $191,911, respectively              343,716           690,069
  Inventories                                       472,170           420,586
  Prepaid expenses                                1,146,669         1,087,828
                                               ------------      ------------

     Total current assets                        53,497,055        45,883,027

Property and equipment, net                      72,572,064        76,538,358

Other assets                                         56,400            55,400
                                               ------------      ------------

     Total assets                              $126,125,519      $122,476,785
                                               ============      ============

       LIABILITIES AND PARTNERS' EQUITY

Current liabilities:
  Accounts payable                             $    393,128      $    392,681
  Accrued liabilities                            48,169,367        38,615,364
                                               ------------      ------------

     Total current liabilities                   48,562,495        39,008,045
                                               ------------      ------------

         Total liabilities                       48,562,495        39,008,045

Partners' equity                                 77,563,024        83,468,740
                                               ------------      ------------

         Total liabilities and
           partners' equity                    $126,125,519      $122,476,785
                                               ============      ============




   The accompanying notes are an integral part of these financial statements.

Elgin Riverboat Resort - Riverboat Casino

Statements of Operations
for each of the three years ended December 31, 2000



                                       2000          1999          1998

Revenues:
 Casino                           $383,635,910  $316,840,285  $256,167,427
 Food and beverage                  27,397,113    27,157,258    20,433,412
 Admissions and other               10,807,332    10,608,140     9,814,091
                                   -----------  ------------  ------------

                                   421,840,355   354,605,683   286,414,930

Less: promotional allowances       (27,402,778)  (27,197,384)  (20,214,157)
                                   -----------  ------------  ------------

                                   394,437,577   327,408,299   266,200,773
                                   -----------  ------------  ------------

Operating expenses:
 Casino                            201,869,574   168,220,654   134,456,692
 Food and beverage                   6,821,673     6,379,957     6,924,198
 General and administrative         48,258,404    39,378,146    32,706,338
 Depreciation and amortization       7,686,148     9,111,407     9,159,722
 Other operating expenses           13,934,750    14,080,875    13,768,135
                                   -----------  ------------  ------------

                                   278,570,549   237,171,039   197,015,085
                                   -----------  ------------  ------------

Operating income                   115,867,028    90,237,260    69,185,688
                                   -----------  ------------  ------------

Other income (expense):
 Interest income                     1,767,562     1,029,656     1,002,700
 Gain (loss) on asset disposal         (40,306)       48,500      (242,916)
                                   -----------  ------------  ------------

                                     1,727,256     1,078,156       759,784
                                   -----------  ------------  ------------

Net income                        $117,594,284  $ 91,315,416  $ 69,945,472
                                   ===========  ============  ============



   The accompanying notes are an integral part of these financial statements.

Elgin Riverboat Resort - Riverboat Casino

Statements of Partners' Equity
for each of the three years ended December 31, 2000


                                            Nevada
                                            Landing
                                            Partnership    RBG, L.P.        Total


Balance, January 1, 1998                   $ 47,453,926   $ 47,453,926   $  94,907,852

Net income                                   34,972,736     34,972,736      69,945,472

Distributions to partners                   (39,100,000)   (39,100,000)    (78,200,000)
                                           ------------   ------------   -------------

Balance, December 31, 1998                   43,326,662     43,326,662      86,653,324

Net income                                   45,657,708     45,657,708      91,315,416

Distributions to partners                   (47,250,000)   (47,250,000)    (94,500,000)
                                           ------------   ------------   -------------

Balance, December 31, 1999                   41,734,370     41,734,370      83,468,740

Net income                                   58,797,142     58,797,142     117,594,284

Distributions to partners                   (61,750,000)   (61,750,000)   (123,500,000)
                                           ------------   ------------   -------------

Balance, December 31, 2000                 $ 38,781,512   $ 38,781,512   $  77,563,024
                                           ============   ============   =============




   The accompanying notes are an integral part of these financial statements.

Elgin Riverboat Resort - Riverboat Casino

Statements of Cash Flows
for each of the three years ended December 31, 2000



                                                            2000         1999         1998
Cash flows from operating activities:
   Net income                                          $117,594,284  $91,315,416  $69,945,472
   Adjustments to reconcile net income
       to net cash provided by operating
       activities:
   Depreciation and amortization                          7,686,148    9,111,407    9,159,722
   Net (gain) loss from sale of asset                        40,306      (48,500)     242,916
   Increase (decrease) in cash attributable
    to changes in assets and liabilities:
     Accounts receivable                                    346,353     (686,347)      76,648
     Inventories                                            (51,584)    (149,315)     119,004
     Prepaid expenses                                       (58,841)     163,929      678,539
     Other assets                                            (1,000)        (900)     182,620
     Accounts payable                                           447     (410,987)     370,261
     Accrued liabilities                                  9,554,003    7,714,431   (2,385,358)
                                                       ------------  -----------  -----------

    Net cash provided by operating
        activities                                      135,110,116  107,009,134   78,389,824
                                                       ------------  -----------  -----------


Cash flows from investing activities:
   Capital expenditures                                  (3,760,160)  (2,879,475)  (3,063,911)
   Proceeds from sale of fixed assets                             -       48,500        1,201
                                                       ------------  -----------  -----------

    Net cash used in investing activities                (3,760,160)  (2,830,975)  (3,062,710)

Cash flows from financing activities:
   Distributions to partners                           (123,500,000) (94,500,000) (78,200,000)
                                                       ------------  -----------  -----------

    Net cash used in financing activities              (123,500,000) (94,500,000) (78,200,000)
                                                       ------------  -----------  -----------

    Net increase (decrease) in cash and
      cash equivalents                                    7,849,956    9,678,159   (2,872,886)

Cash and cash equivalents, beginning of year             43,684,544   34,006,385   36,879,271
                                                       ------------  -----------  -----------

Cash and cash equivalents, end of year                 $ 51,534,500  $43,684,544  $34,006,385
                                                       ============  ===========  ===========


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

     The Joint Venture is licensed by the Illinois Gaming Board ("IGB") to own and operate a riverboat casino on the Fox River in Elgin, Illinois.
     The original license, issued on October 6, 1994, was valid for a three-year term. On October 17, 2000, the IGB approved the renewal of the license for a term of four years.

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

        PROMOTIONAL ALLOWANCES

        The retail value of admissions, food and beverage, and other complimentary items furnished to customers without charge is included in gross revenue and then deducted as promotional allowances. Additionally, the estimated costs of providing such promotional allowances have been included in casino expenses as follows:


                                       2000             1999             1998

Admissions and other               $ 8,858,483      $ 9,843,693      $10,705,450
Food and beverage                   14,454,073       13,788,717       10,013,585
                                   -----------      -----------      -----------
                                   $23,312,556      $23,632,410      $20,719,035
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

Elgin Riverboat Resort - Riverboat Casino

3.   PROPERTY AND EQUIPMENT:

     A summary of property and equipment at December 31, 2000 and 1999 is as follows:


                                                      2000               1999

Buildings                                          $ 29,070,069     $ 29,070,069
Riverboat                                            52,799,655       52,799,655
Land improvements                                     5,517,891        5,517,891
Furniture, fixtures and equipment,
 gaming and computer equipment                       35,864,853       33,411,141
Construction in progress                              1,153,648           33,228
                                                   ------------     ------------

      Total property and equipment                  124,406,116      120,831,984

   Less: accumulated depreciation and
 amortization                                        51,834,052       44,293,626
                                                   ------------     ------------

      Property and equipment, net                  $ 72,572,064     $ 76,538,358
                                                   ============     ============


4.   ACCRUED LIABILITIES

     A summary of accrued liabilities at December 31, 2000 and 1999 is as follows:


                                                        2000              1999

Accrued "Grand Victoria Foundation"
 & Kane County donation                             $30,660,173      $24,394,158
Reserve for progressive jackpots                      5,115,612        3,137,545
Reserve for slot club redemptions                     2,966,465        2,570,533
Accrued payroll, vacation and related
 taxes                                                2,899,069        2,355,796
Accrued rent expense                                  1,138,481        1,180,221
Unredeemed chip/token liability                         961,201          651,214
Accrued property taxes                                  764,706          750,000
Accrued gaming and sales taxes                          546,848          477,264
Accrued liability insurance                             446,785          570,901
Accrued employees' tips                                 347,962          244,025
Accrued audit and legal                                 268,881          205,100
Unclaimed property liability                            187,189          149,671
Kane County Forest Preserve trust
 agreement                                              125,000          125,000
Other                                                 1,740,995        1,803,936
                                                    -----------      -----------
    Total accrued liabilities                       $48,169,367      $38,615,364
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

     During the construction of the riverboat casino facility, certain costs were incurred by the Joint Venture on behalf of the City of Elgin (the "City") which will be utilized to offset the future percentage rent payments described in (ii) above. The remaining unrecovered costs as of December 31, 1998 was $182,620. No amounts remained as of December 31, 1999 and 2000.

     The future minimum lease commitments under the ground lease as of December 31, 2000 are as follows:


                             2001                  107,195
                             2002                  107,195
                             2003                  107,195
                             2004                   81,938


     Rent expense for the years ended December 31, 2000, 1999, and 1998 were $4,822,905, $3,931,310, and $3,039,686, respectively.

7.   COMMITMENTS

     Pursuant to an agreement with the City of Elgin, the Joint Venture has guaranteed that the City shall receive at least $500,000 annually resulting from a combination of lease payments and admission taxes. For each of the three years ended December 31, 2000, 1999, and 1998, the Joint Venture has paid amounts in excess of the guarantee.

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

     The Joint Venture has agreed to contribute to both Kane County and to a foundation that has been established for the benefit of educational, environmental and economic development programs in the region. The total commitment is equal to 20% of adjusted net operating income ("ANOI"), as defined. This commitment must be paid within 120 days of the end of the fiscal year for which it has been calculated. Donation expense for the years ended December 31, 2000, 1999, and 1998 were $30,660,173,
     $24,394,158 and $19,177,996, respectively.

8.   RELATED PARTY TRANSACTIONS

     Employment expenses for certain key Joint Venture employees are paid by one of the Joint Venture Partners. The Joint Venture partner is then reimbursed by the Joint Venture for these expenses.

9.   PROFIT SHARING PLAN

     The Joint Venture contributes to a defined contribution plan which provides for contributions in accordance with the plan document. The plan covers substantially all employees. The Joint Venture contributes a set dollar amount to all eligible employees as well as a matching contribution of 25% of employee contributions limited to specified dollar amount as stated in the plan document. The Joint Venture expensed contributions in the amount of $475,943, $404,175 and $392,740 in 2000, 1999, and 1998, respectively.

Report of Independent Accountants

To the Partners of the Elgin Riverboat Resort -
   Riverboat Casino

In our opinion, the accompanying balance sheets and the related statements of operations, partners' equity and cash flows present fairly, in all material respects, the financial position of Elgin Riverboat Resort - Riverboat Casino ("Joint Venture") at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Joint Venture's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


                                               PRICEWATERHOUSECOOPERS LLP

January 12, 2001
Chicago, Illinois

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K.

    (a)(1)   Consolidated Financial Statements:

MANDALAY RESORT GROUP AND SUBSIDIARIES


                                                                        PAGE
Consolidated Balance Sheets as of January 31, 2000 and
   1999................................................................  35   *

Consolidated Statements of Income for the three years
   ended January 31, 2000..............................................  36   *

Consolidated Statements of Cash Flows for the three
   years ended January 31, 2000........................................  37   *

Consolidated Statements of Stockholders' Equity for
   the three years ended January 31, 2000..............................  38   *

Notes to Consolidated Financial Statements.............................  39   *

Report of Independent Public Accountants...............................  56   *

   (a)(2)   Supplemental Financial Statement Schedules:

   None


ELGIN RIVERBOAT RESORT - RIVERBOAT CASINO

Balance Sheets as of December 31, 2000 and 1999.........................  3 **

Statements of Operations for the three years ended
December 31, 2000.......................................................  4 **

Statements of Partners' Equity for each of the three
years ended December 31, 2000...........................................  5 **

Statements of Cash Flows for each of the three years
ended December 31, 2000.................................................  6 **

Notes to Financial Statements...........................................  7 **

Report of Independent Accountants....................................... 12 **
------------------------------------------


* Refers to page of the Annual Report to Stockholders for the year ended January 31, 2000, the incorporated portions of which are included as
     Exhibit 13 to this Report.

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

4(s). Indenture by and between the Registrant and First Interstate Bank of Nevada, N.A., as Trustee with respect to the Registrant's 6-3/4% Senior Subordinated Notes due 2003 and its 7-5/8% Senior Subordinated Debentures due 2013. (Incorporated by reference to Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated July 21, 1993.)

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

4(dd). Supplemental Indenture, dated November 20, 1998, by and between the Registrant and The Bank of New York, as Trustee, with respect to the Registrant's 9-1/4% Senior Subordinated Notes due December 1, 2005. (Incorporated by reference to Exhibit 4(b) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998.)

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

10(m). Thirteenth Amendment and Restatement of the Registrant's Employees' Profit Sharing and Investment Plan. (Incorporated by reference to
          Exhibit 4(d) to Post Effective Amendment No. 11 to the Registrant's Registration Statement (No. 33- 18278) on Form S-8.)

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

10(rr). Reducing Revolving Loan Agreement, dated as of December 21, 1994, among Victoria Partners, each bank party thereto, The Long-Term Credit Bank of Japan, Ltd., Los Angeles Agency, and Societe Generale, as Co-agents, and Bank of America National Trust and Savings Association, as Administrative Agent (without Schedules or Exhibits) (the "Victoria Partners Loan Agreement"). (Incorporated by reference to Exhibit 99.2 to

          Amendment No. 1 on Form 8-K/A to the Current Report on Form 8-K dated December 9, 1994 of Mirage Resorts, Incorporated. Commission File No. 1- 6697.)

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

21.       Subsidiaries of the Registrant.

23.       Consent of Arthur Andersen LLP.

23(b).    Consent of PricewaterhouseCoopers LLP.

27. Financial Data Schedule for the year ended January 31, 2000 as required under EDGAR.


-------------------------------
* This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report.

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


                                             MANDALAY RESORT GROUP



Dated: March 7, 2001                            By: /s/ GLENN SCHAEFFER
                                                    ---------------------------
                                                    Glenn Schaeffer,
                                                    President, Chief Financial
                                                    Officer and Treasurer

                                INDEX TO EXHIBITS
                                   FORM 10-K/A
                                Fiscal Year Ended
                                January 31, 2000

      Exhibit
      Number

      23(b).    Consent of PricewaterhouseCoopers LLP.