Form 10-K405
period 2001-01-31
MANDALAY RESORT GROUP
filed 2001-04-30
CIK 725549

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-K
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the fiscal year ended January 31, 2001

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

   For the transition period from        to

                        Commission File Number: 1-8570

                                ---------------

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

                                (702) 632-6700
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                                 Name of Each Exchange
               Title of Each Class                                on which Registered
               -------------------                               ---------------------
         Common Stock, $.01 2/3 Par Value             New York Stock Exchange and Pacific Exchange
           Common Stock Purchase Rights               New York Stock Exchange and Pacific Exchange

       Securities registered pursuant to Section 12(g) of the Act: None

                                ---------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock of the Registrant held by persons other than the Registrant's directors and executive officers as of April 20, 2001 (based upon the last reported sale price on the New York Stock Exchange on such date) was $1,454,799,899.

   The number of shares of Registrant's Common Stock, $.01 2/3 par value, outstanding at April 20, 2001: 75,526,236.

                                ---------------

                      DOCUMENTS INCORPORATED BY REFERENCE

   PART III--Portions of the Registrant's definitive proxy statement in connection with the annual meeting of stockholders to be held on June 15, 2001, are incorporated by reference into Items 10 through 13, inclusive.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS.

   In this report, when we use the terms "we," "our," "us" and "Mandalay," we are referring to Mandalay Resort Group and its subsidiaries as a combined entity, except where it is clear that reference is only to Mandalay Resort Group. Except as otherwise indicated, cross references in this report are to sections in this Item 1.

Overview

   We are one of the largest hotel-casino operators in the United States in terms of guest rooms and casino square footage. Our "Mandalay Mile" is the largest scaled hotel-casino resort development in Las Vegas, the world's largest gaming market. This "Mandalay Mile" consists of three interconnected megaresorts on 230 acres, including our newest property, Mandalay Bay. We operate 16 properties with more than 27,000 guest rooms and more than one million square feet of casino space in Nevada, Mississippi, Illinois and Michigan. Of these properties, 12 are wholly owned and have more than 22,400 guest rooms and more than 800,000 square feet of casino space. In addition, we own a 50% interest in each of three joint venture casino properties that have approximately 4,700 guest rooms and more than 200,000 square feet of casino space and a 53.5% interest in a fourth joint venture casino with approximately 75,000 square feet of casino space.

   We have provided below information as of January 31, 2001 about our properties which, except as otherwise indicated, we wholly own and operate.

                                        Approximate
                                Guest  Casino Square           Gaming   Parking
       Location/Property        Rooms     Footage    Slots(1) Tables(2) Spaces
       -----------------        ------ ------------- -------  --------  -------
Las Vegas, Nevada
  Mandalay Bay(3)..............  3,700     135,000    2,219     136      7,000
  Luxor........................  4,404     120,000    1,994     106      3,200
  Excalibur....................  4,008     110,000    2,156      84      4,000
  Circus Circus................  3,744     109,000    2,220      79      4,700
  Monte Carlo (50% Owned)......  3,002      90,000    2,041      71      4,000
  Slots-A-Fun..................    --       16,700      519      26        --
Reno, Nevada
  Circus Circus................  1,572      60,000    1,621      73      3,000
  Silver Legacy (50% Owned)....  1,711      85,000    2,219      79      1,800
Laughlin, Nevada
  Colorado Belle...............  1,226      64,000    1,297      40      1,700
  Edgewater....................  1,450      44,000    1,274      37      2,300
Jean, Nevada
  Gold Strike..................    812      37,000    1,020      20      2,100
  Nevada Landing...............    303      36,000    1,020      21      1,400
Henderson, Nevada
  Railroad Pass................    120      21,000      374       9        600
Tunica County, Mississippi
  Gold Strike..................  1,066      48,000    1,430      53      1,400
Detroit, Michigan
  MotorCity Casino (53.5%
   Owned)(4)...................    --       75,000    2,531     104      3,450
Elgin, Illinois
  Grand Victoria (50% Owned)...    --       36,000      994      53      2,000
                                ------   ---------   ------     ---     ------
Total.......................... 27,118   1,086,700   24,929     991     42,650
                                ======   =========   ======     ===     ======

--------
(1) Includes slot machines and other coin-operated devices.

(2) Generally includes blackjack ("21"), craps, pai gow poker, Caribbean stud poker, wheel of fortune and roulette. Mandalay Bay and MotorCity Casino also offer baccarat.

(3) This property includes a Four Seasons Hotel with 424 guest rooms that we own and Four Seasons Hotels Limited manages.

(4) This property is being operated pending the construction of a permanent hotel-casino facility.

Property Descriptions

   We are providing below, for each of our markets, information concerning our properties within those markets.

 Las Vegas, Nevada

   Our Mandalay Mile, a 230-acre development situated at the south end of the Las Vegas Strip, is the site of our newest resort as well as our other two largest resorts. Mandalay Bay and our other Mandalay Mile resorts, Luxor and Excalibur, function as a cluster of interconnected entertainment destinations with more than 12,000 guest rooms and more than 360,000 square feet of casino space that have no similarly scaled competition in the United States. Mandalay Bay, Luxor and Excalibur are connected by a monorail system as well as a climate-controlled skyway system. Our Mandalay Mile, with its approximately one mile of frontage on the Las Vegas Strip, is a "Strip within the Strip" that offers our guests three distinctively themed hotel-casinos, complemented by an array of restaurants, shops and entertainment venues catering to a broad spectrum of Las Vegas visitors. Our most recently completed entertainment venue is the Shark Reef at Mandalay Bay, an aquarium exhibit, which opened June 20, 2000 and is being cross-marketed to guests at all of the hotel-casinos within our Mandalay Mile.

   Mandalay Bay. Mandalay Bay, our newest megaresort, is located on approximately 60 acres on the Las Vegas Strip, adjacent to our Luxor property and is the first major resort on the Las Vegas Strip to greet visitors arriving in Las Vegas on I-15, the primary thoroughfare between Las Vegas and southern California. The 43-story South Seas themed hotel-casino resort, which opened on March 2, 1999, has approximately 3,700 guest rooms, including a Four Seasons Hotel with 424 guest rooms that provides visitors with the only luxury "five-diamond" hospitality experience in Las Vegas. Mandalay Bay's attractions include an 11-acre tropical lagoon featuring a sand-and-surf beach and a three-quarter-mile lazy river ride. The property also features 14 restaurants such as Charlie Palmer's Aureole, Wolfgang Puck's Trattoria Del Lupo, China Grill, Red Square and Border Grill, as well as a House of Blues nightclub and restaurant, including its signature Foundation Room on the resort's top floor. Additional amenities include a 125,000-square-foot convention facility and a 30,000-square-foot spa. The property offers multiple entertainment venues that include a 1,700-seat showroom, the rumjungle nightclub and a 12,000-seat special events arena that features additional entertainment and sporting events.

   Luxor. This property is an Egyptian-themed hotel and casino complex situated on 64 acres of our Mandalay Mile, between Mandalay Bay and Excalibur. The resort features a 30-story pyramid and two 22-story hotel towers. Luxor offers 20,000 square feet of convention space, a 20,000-square-foot spa, a 1,200-seat showroom featuring the unique, off-Broadway show "Blue Man Group" which opened in March 2000, a nightclub, and food and entertainment venues on three different levels beneath a soaring hotel atrium. The pyramid's 2,454 guest rooms can be reached from the four corners of the building by state-of-the-art "inclinators" which travel at a 39-degree angle. Above the pyramid's casino, the property offers a special format motion base ride and an IMAX 2D/3D theater. Luxor's other public areas include a buffet with a seating capacity of approximately 800, eight restaurants including three gourmet restaurants, as well as a snack bar, a food court featuring national fast food franchises, several cocktail lounges and a variety of specialty shops.

   Excalibur. This property is a castle-themed hotel and casino complex situated on a 53-acre site immediately to the north of Luxor. Excalibur's public areas include a Renaissance fair, a medieval village, an amphitheater with a seating capacity of nearly 1,000 where nightly mock jousting tournaments and costume drama are presented, two dynamic motion theaters, various artisans' booths and medieval games of skill. In addition, Excalibur has a buffet restaurant with a seating capacity of approximately 1,000, six themed restaurants, as well as several snack bars, cocktail lounges and a variety of specialty shops.

   Circus Circus-Las Vegas. This property, which is our original resort, is a circus-themed hotel and casino complex situated on approximately 69 acres on the north end of the Las Vegas Strip. From a "Big Top" above the casino, Circus Circus-Las Vegas offers its guests a variety of circus acts performed daily, free of charge. A mezzanine area overlooking the casino has a circus midway with carnival-style games and an arcade that offers a variety of amusements and electronic games. Also available to the guests at Circus Circus-Las Vegas are four specialty restaurants, a buffet with a seating capacity of approximately 1,000, a coffee shop, four fast food snack bars, several cocktail bars and a variety of gift shops and specialty shops. The Adventuredome, covering approximately five acres, offers theme park entertainment that includes a high-speed, double-loop, double-corkscrew roller coaster, a coursing river flume ride on white-water rapids, an IMAX motion base ride, several rides and attractions designed for preschool age children, themed carnival-style midway games, a state-of-the-art arcade, a 65-foot waterfall, animated life-size dinosaurs, food kiosks and souvenir shops, all in a climate-controlled setting under a giant space-frame dome. Circus Circus-Las Vegas also offers accommodations for approximately 400 recreational vehicles at the property's Circusland Recreational Vehicle Park.

   Monte Carlo (50% owned). Through a wholly owned entity, we are a 50% participant with a subsidiary of MGM MIRAGE in a joint venture which owns and operates Monte Carlo, a hotel and casino resort situated on 46 acres with approximately 600 feet of frontage on the Las Vegas Strip. The property is situated between Bellagio, a 3,000-room resort owned and operated by MGM MIRAGE and connected to Monte Carlo by a monorail, and New York-New York, a 2,000-room hotel-casino resort owned by MGM MIRAGE. Monte Carlo's casino reflects a palatial style reminiscent of the Belle Epoque, the French Victorian architecture of the late 19th century. Amenities at Monte Carlo include three specialty restaurants, including the popular Andre's gourmet restaurant, a buffet, a coffee shop, a food court, a microbrewery which features live entertainment, approximately 15,000 square feet of meeting and banquet space and tennis courts. A 1,200-seat replica of a plush vaudeville theater, including a balcony and proscenium arch, features an elaborately staged show of illusions by the world-renowned magician, Lance Burton.

 Reno, Nevada

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

   Colorado Belle. This property is situated on a 22-acre site on the bank of the Colorado River (with nearly 1,080 feet of river frontage) in Laughlin, Nevada. Colorado Belle, which features a 600-foot replica of a Mississippi riverboat, includes a 350-seat buffet, a coffee shop, three specialty restaurants, a microbrewery, fast food snack bars and cocktail lounges, as well as a gift shop and other specialty shops.

   Edgewater. This property is situated on a 16-acre site adjacent to Colorado Belle with nearly 1,640 feet of frontage on the Colorado River. Edgewater's facilities include a specialty restaurant, a coffee shop, a 600-seat buffet, a snack bar and cocktail lounges.

 Jean, Nevada

   Jean is located between Las Vegas and southern California, approximately 25 miles south of Las Vegas and 12 miles north of the California-Nevada state line. Jean attracts gaming customers almost entirely from the large number of people traveling between Las Vegas and southern California on Interstate-15, the principal highway between Las Vegas and southern California which passes directly through Jean.

   Gold Strike-Jean. This property is an "Old West" themed hotel-casino located on approximately 51 acres of land on the east side of Interstate-15. The property has, among other amenities, a swimming pool and spa, several restaurants, a banquet center equipped to serve 260 people, a gift shop and an arcade. The casino has a stage bar with regularly scheduled live entertainment and a casino bar.

   Nevada Landing. This property is a turn-of-the-century riverboat themed hotel-casino located on approximately 55 acres of land across Interstate-15 from Gold Strike. Nevada Landing includes a 70-seat Chinese restaurant, a full-service coffee shop, a buffet with a seating capacity of 140, a snack bar, a gift shop, a swimming pool and spa and a 300-guest banquet facility.

 Henderson, Nevada

   Henderson is a suburb located southeast of Las Vegas.

   Railroad Pass. This property is situated on approximately 56 acres along US-93, the direct route between Las Vegas and Phoenix, Arizona. The property includes, among other amenities, two full-service restaurants, a buffet, a gift shop, two bars, a swimming pool and a banquet facility that will accommodate approximately 200 guests. In contrast with our other Nevada properties, Railroad Pass caters to local residents, particularly from Henderson, who may prefer the informal atmosphere and easy access of Railroad Pass over the casinos on the Las Vegas Strip.

 Tunica County, Mississippi

   Tunica County is located 20 miles south of Memphis, Tennessee on the Mississippi River. Tunica County attracts customers from Mississippi and surrounding states, including cities such as Memphis, Tennessee and Little Rock, Arkansas.

   Gold Strike-Tunica. This property is a dockside casino situated on a 24-acre site along the Mississippi River in Tunica County, approximately three miles west of Mississippi State Highway 61 (a major north/south highway connecting Memphis with Tunica County) and 20 miles south of Memphis. The property features an 800-seat showroom, a coffee shop, a specialty restaurant, a 300-seat buffet, a snack bar and several cocktail lounges. Gold Strike-Tunica is part of a three-casino development covering approximately 72 acres. The other two casinos are owned and operated by unaffiliated third parties. We also own an undivided one-half interest in an additional 388 acres of land which may be used for future development.

 Detroit, Michigan

   MotorCity Casino (53.5% owned). On December 14, 1999, along with our joint venture partner, Atwater Casino Group, we opened MotorCity Casino, a temporary casino facility in Detroit, Michigan, which is being operated pending the construction of a permanent hotel-casino. The temporary facility includes, in addition to a 75,000-square-foot casino, five restaurants and a 3,500-space parking facility. Under a plan agreed to by the City of Detroit development authorities but not yet approved by the Detroit City Council, we would expand our temporary facility into a permanent facility by adding approximately 800 hotel rooms and expanding our gaming areas, adding additional restaurants, retail space, convention space and other amenities. There can be no assurance that the Detroit City Council will approve the proposed plan, in which event the existing agreement to build a permanent casino at a different location would remain in effect. The cost of the permanent facility, which cannot be determined at this time, will depend on a number of factors, including the decision whether we expand the temporary facility or build on a new site and the ultimate design and schedule for completion of the facility. We are committed to contribute 20% of the development costs of any permanent facility in the form of equity and we plan to fund the balance through project-specific debt financing. We chose to participate in this project due to Detroit's strong demographics and limited competition and to further diversify our cash flow stream.

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

   Various lawsuits have been filed in the state and federal courts challenging the constitutionality of the Detroit Casino Competitive Selection Process and the Michigan Gaming Control and Revenue Act, and seeking to appeal the issuance of a certificate of suitability to MotorCity Casino. No assurance can be given regarding the timing and outcome of these proceedings. An adverse ruling in any of these lawsuits could adversely impact the status of our joint venture's operation of the temporary facility, as well as the ability to obtain a certificate of suitability and a casino license for its permanent facility. See "Detroit Litigation" in Item 3 of this report.

 Elgin, Illinois

   Grand Victoria (50% owned). Through a wholly owned subsidiary, we are a 50% participant with an affiliate of Hyatt Development Corporation in a joint venture which owns and operates Grand Victoria. Grand Victoria is a Victorian themed riverboat casino and land-based entertainment complex in Elgin, Illinois, a suburb approximately 40 miles northwest of downtown Chicago. The two-story vessel is 420 feet in length and 110 feet in width, and provides a maximum 80,000 square feet of casino space, approximately 36,000 square feet of which was being used as of January 31, 2001. As a result of gaming legislation enacted in June 1999, the boat now offers dockside gaming, which means its operation is no longer restricted by fixed cruising schedules. In addition to the boat, a dockside complex with an approximately 83,000-square-foot pavilion has an approximately 400-seat buffet, a 76-seat fine dining restaurant, a VIP lounge, two movie theaters and a gift shop. Grand Victoria is strategically located in Elgin among the residential suburbs of Chicago, with nearby freeway access and direct train service from downtown Chicago. Grand Victoria is located approximately 20 miles and 40 miles, respectively, from its nearest competitors in Aurora, Illinois and Joliet, Illinois, and holds one of only nine riverboat gaming licenses currently granted state-wide. Recently passed legislation in Illinois would allow a casino in Rosemont, approximately 16 miles from Grand Victoria. This legislation is being challenged in court. Repeal of this legislation would also repeal dockside gaming.

Marketing

   We have historically followed a marketing and operating philosophy which has emphasized high-volume business by providing moderately priced hotel rooms, food and beverage and alternative entertainment in combination with our gaming operations. With the opening of Mandalay Bay, which was designed to attract a higher income customer than we had previously targeted, and to a lesser extent at Luxor, we have begun to serve higher income casino customers and to host conventions. Our philosophy remains one of providing the best value in each of the market segments where we compete.

   Our Mandalay Mile provides us with a unique cross-marketing opportunity. We have begun to promote the restaurants, entertainment and other amenities located throughout the Mandalay Mile properties--Mandalay Bay, Luxor and Excalibur--to each other and to our other properties located outside the Mandalay Mile. We have utilized a variety of means including video screens, in-room brochures and displays located within each property and in the skyway and monorail systems that connect the Mandalay Mile properties.

   Mandalay Bay. Mandalay Bay, which opened March 2, 1999, contributed 22% of our revenues in the year ended January 31, 2001 (and 22% in the year ended January 31, 2000). This property offers a level of entertainment and hotel accommodations which is designed to draw a higher-income customer than we have historically targeted. Designed with a South Seas theme, Mandalay Bay offers its guests internationally renowned restaurants which provide a wide variety of dining options. Mandalay Bay's entertainment attractions include an 11-acre lagoon with a surfing beach and a lazy river ride, Shark Reef at Mandalay Bay, a House of Blues, rumjungle, a 1,700-seat showroom and a 12,000-seat special events arena where brand-name entertainment and sporting events are offered. In addition, Mandalay Bay's 125,000-square-foot convention facility marks our entry into competition for the convention and meeting segment of visitors to Las Vegas.

   Luxor. Luxor contributed 16% of our revenues in the year ended January 31, 2001 (and 17% and 24%, respectively, in the years ended January 31, 2000 and 1999). This property offers a level of entertainment and hotel accommodations which is designed to attract the top segment of the middle-income stratum of customers. Designed with an Egyptian theme and highly decorated rooms, Luxor's 30-story pyramid offers its guests a tri-level entertainment area, including an IMAX theater, dynamic motion rides, a popular nightclub and theatrical revues. This property also has 20,000 square feet of convention space, a 1,200-seat showroom featuring the unique, off-Broadway show "Blue Man Group," which opened in March 2000, and a spa.

   Excalibur. Excalibur contributed 12% of our revenues in the year ended January 31, 2001 (and 14% and 19%, respectively, in the years ended January 31, 2000 and 1999). This property attracts customers by offering guest rooms, food and entertainment at medium prices. By way of entertainment, the medieval castle-themed Excalibur offers a medieval village, an amphitheater where mock tournaments and costume drama are presented, dynamic motion theaters, various artisans' booths and medieval games of skill.

   Circus Circus-Las Vegas and Circus Circus-Reno. Circus Circus-Las Vegas and Circus Circus-Reno together contributed 15% of our revenues in the year ended January 31, 2001 (and 18% and 24%, respectively, in the years ended January 31, 2000 and 1999). Each of these properties has a popular buffet, attractive because of its variety, quality and low price. From a "Big Top" above the casino, each of these properties offers a variety of circus acts performed free of charge to the public on a daily basis. A mezzanine area overlooking each casino has a circus midway with carnival-style games and an arcade that offers a variety of amusements and electronic games. The Adventuredome, an enclosed and climate-controlled five-acre structure, offers additional theme park attractions at Circus Circus-Las Vegas.

   Colorado Belle and Edgewater. The Colorado Belle and Edgewater together contributed 7% of our revenues in the year ended January 31, 2001 (and 8% and 11%, respectively, in the years ended January 31, 2000 and 1999). These properties offer quality rooms, food and entertainment at moderate prices. The Colorado Belle offers a classic Mississippi riverboat theme, complete with a 60-foot paddle wheel. The Edgewater's southwestern motif provides a relaxing atmosphere to enjoy that property's casino and other facilities. Connected by a scenic walkway, the two resorts form an inviting shoreline along the Colorado River.

   Gold Strike and Nevada Landing. Gold Strike and Nevada Landing together contributed 3% of our revenues in the year ended January 31, 2001 (and 4% and 5%, respectively, in the years ended January 31, 2000 and 1999). These properties are located on opposite sides of I-15, the primary thoroughfare between Las Vegas and southern California, approximately 25 miles south of Las Vegas and 12 miles north of the California-Nevada border. The properties are conveniently located at the only highway interchange within 12 miles in either direction and are strategically positioned to attract visitors from the large number of people traveling to and from Las Vegas.

   Gold Strike-Tunica. Gold Strike-Tunica contributed 5% of our revenues in the year ended January 31, 2001 (and 6% and 7%, respectively, in the years ended January 31, 2000 and 1999). Gold Strike-Tunica, our first wholly owned casino outside of Nevada, is part of an integrated three casino development (Casino Center) that provides patrons with the opportunity to visit any of the three casinos without driving, a unique experience in the Tunica County market. In the first quarter of 1998, we completed the opening of a 31-story hotel tower with 1,066 guest rooms at Gold Strike-Tunica, which previously had no hotel rooms. This property's original circus-themed casino and other facilities were also remodeled and rethemed into a more elegant resort.

   MotorCity Casino. MotorCity Casino, which opened December 14, 1999, contributed 13% of our revenues in the year ended January 31, 2001 (and 2% in the year ended January 31, 2000). MotorCity Casino is a temporary casino facility and is one of only three licensees in Detroit, Michigan. Designed with a classic automobile theme, MotorCity Casino offers its guests four floors of gaming, dining and entertainment experiences.

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

                                        Year Ended January 31,
                          ----------------------------------------------------
                                2001              2000              1999
                          ----------------  ----------------  ----------------
                                        (Dollars in thousands)
Revenues:(1)
  Casino(2).............. $1,250,035  49.5% $  951,492  46.4% $  709,909  48.0%
  Rooms(3)...............    611,352  24.2%    534,132  26.0%    355,635  24.0%
  Food and beverage(3)...    418,081  16.6%    346,647  16.9%    246,622  16.7%
  Other(3)...............    299,753  11.9%    251,509  12.3%    170,701  11.5%
  Earnings of
   unconsolidated
   affiliates............    114,645   4.5%     98,627   4.8%     83,967   5.7%
                          ---------- -----  ---------- -----  ---------- -----
                           2,693,866 106.7%  2,182,407 106.4%  1,566,834 105.9%
Less:
  Complimentary
   allowances(3).........    169,642   6.7%    131,509   6.4%     87,054   5.9%
                          ---------- -----  ---------- -----  ---------- -----
Net revenues............. $2,524,224 100.0% $2,050,898 100.0% $1,479,780 100.0%
                          ========== =====  ========== =====  ========== =====

--------
(1) Includes operations of Silver City to October 31, 1999, operations of Mandalay Bay from March 2, 1999 and MotorCity Casino from December 14, 1999.

(2) Casino revenues are the net difference between the sums received as winnings and the sums paid as losses, as well as incentives provided to customers in the form of discounts.

(3) Rooms, Food and beverage and Other include the retail value of services which are provided to casino customers and others on a complimentary basis. Such amounts are then deducted as complimentary allowances to arrive at net revenue.

   We maintain stringent cost controls which historically have been exemplified by a general policy of offering minimal credit to gaming customers at our properties. Since its opening in March 1999, Mandalay Bay has extended credit to gaming customers on a selective basis in an effort to appeal to a broader segment of the gaming market. We had begun following this policy at Luxor during fiscal 1998. As a result, while our other properties continue to offer minimal credit, credit play now represents a more significant portion of the volume of table games play at Mandalay Bay and, to a lesser extent, at Luxor.

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

   We do not consider our business to be highly seasonal, although our operating income is typically somewhat lower in the fourth quarter, affected by slower travel leading up to the holiday period. While our business is not considered to be highly seasonal, our results from quarter-to-quarter are more event driven than a lot of other businesses. Special events such as a championship boxing match or a concert, or visits by high-budget players, or the timing of holidays, or even bad weather can impact our results for the respective periods during which such events occur.

   In connection with our gaming activities, we follow a policy of stringent controls and cross checks on the recording of all receipts and disbursements. The audit and cash controls we have developed and utilize include the following:

  .  locked cash boxes;

  .  independent counters;

  .  checkers and observers to perform the daily cash and coin counts;

  .  floor observation of the gaming areas;

  .  closed-circuit television observation of certain areas;

  . computer tabulation of receipts and disbursements for each of our slot machines, tables and other games; and

  . the rapid analysis and resolution of discrepancies or deviations from normal performance.

Future Expansion Activities

   Consistent with past practice and the longstanding policy of making substantial investments in our business at regular intervals, we continue to actively pursue new projects, either by development or acquisition. New investments may involve the expansion of existing facilities or the development of new properties. Projects may be undertaken in Nevada, where all but one of our wholly owned operating properties are currently located, or in other jurisdictions within the United States or abroad where gaming has been legalized. Our new investments may be in properties that are wholly owned and operated by us, or may be in properties that are developed, owned and/or operated through joint ventures with one or more other parties.

   Mandalay Mile. Our Mandalay Mile, which is the site of Mandalay Bay, our most recently completed resort, as well as our Luxor and Excalibur properties, includes approximately 60 acres of land which is yet to be developed. In late April 2001, we announced a proposal to build a three-level, 1.8 million square-foot convention center complex, subject to receipt of appropriate permits and approvals. The facility will be located on 16.5 acres adjacent to the existing Mandalay Bay Conference Center and will include more than 1 million square feet of exhibit space. Upon completion of the project, Mandalay Bay will offer a total of almost 2 million gross square feet of conference and exhibit space. The project is expected to break ground in June 2001 and open in Summer 2002. Specific details regarding the cost of the proposed project are not yet available. The long-term plan for completion of our Mandalay Mile presently includes as many as two additional resorts and additional entertainment facilities. At this time, we have not determined the timing, scope or design of any additional future development on our Mandalay Mile.

   Detroit, Michigan. For information concerning the planned construction of a hotel-casino in downtown Detroit, Michigan, see "Property Descriptions-- Detroit, Michigan."

   Mississippi Gulf Coast. Some time ago, we announced plans to develop a casino resort on the Bay of St. Louis, along the Mississippi Gulf Coast. In August 2000, the United States District Court for the District of Columbia issued an opinion which had the effect of revoking one of the permits issued for this project and requiring the Army Corps of Engineers to have an environmental impact statement completed prior to issuing new permits for the development of casinos in this area. In light of the estimated time to complete the environmental impact statement and potential legal challenges that may result from the environmental impact statement, we have decided not to pursue this development along the Mississippi Gulf Coast at this time.

   Construction Risks. Any major construction project that we, or any joint venture in which we own an interest, may undertake will involve many risks, including potential shortages of materials and labor, work stoppages, labor disputes, weather interference, unforeseen engineering, environmental or geological problems and unanticipated cost increases, any of which could give rise to delays or cost overruns. Construction, equipment or staffing requirements or problems or difficulties in obtaining any of the requisite licenses, permits, allocations or authorizations from regulatory authorities could increase the cost or delay the construction or opening of the facilities or otherwise affect the planned design and features. It is possible that any budget and construction plans developed for a project may be changed for competitive or other reasons. In addition, construction by our Detroit joint venture of a proposed hotel-casino in downtown Detroit, Michigan is dependent on the approval of the Detroit City Council to allow the permanent casino to be built on the temporary casino site or the acquisition of a permanent site at another location and the satisfactory resolution of pending litigation. See "Detroit Litigation" in Item 3 of this report. Accordingly, there can be no assurance as to the commencement or successful completion of any projects that we, or any joint venture in which we are a participant, may undertake, including the one contemplated by the Detroit joint venture.

Competition

 General

   The hotel and casino industry is very competitive and the level of competition has increased as gaming has expanded dramatically in the United States in recent years. Forms of gaming include:

  .  riverboats;

  .  dockside gaming facilities;

  .  Native American gaming ventures;

  .  land-based casinos;

  .  state-sponsored lotteries;

  .  off-track wagering;

  .  Internet gaming; and

  .  card parlors.

   Since 1990, when there were casinos in only three states (excluding casinos on Native American lands), gaming has spread to a number of additional states. In addition, other states are currently considering, or may in the future consider, legalizing casino gaming in specific geographic areas within their states. Many Native American tribes conduct casino gaming throughout the United States and other Native American tribes are either in the process of establishing or are considering establishing gaming at additional locations. We believe the operation of Native American casinos in California and Arizona has impacted our gaming operations in Nevada, particularly in Reno, Laughlin and Jean. The competitive impact on Nevada gaming establishments, in general, and our operations, in particular, from the continued growth of gaming in jurisdictions outside Nevada cannot be determined at this time. We believe that the continued growth of casino gaming in markets close to Nevada, such as California and Arizona, and the expansion of the types of gaming permitted in California under the amendment to the California constitution approved on March 7, 2000, could have an adverse impact on our operations and, depending on the nature, location and extent of those operations outside of Nevada, the impact could be material.

 Las Vegas, Nevada

   Our hotel-casino operations in Las Vegas, which are conducted from properties located along the Las Vegas Strip, compete with a large number of other hotel-casinos in the Las Vegas area. Currently there are over 25 hotel-casinos, including our own, that are located on or near the Las Vegas Strip. Our Las Vegas operations also compete with a dozen major hotel-casinos located in downtown Las Vegas, approximately five miles from the center of the Strip, and other hotel-casinos elsewhere in the Las Vegas area, including our own Railroad Pass in the suburb of Henderson. To a lesser extent, our Las Vegas properties also compete with casino and hotel properties in other parts of Nevada, including Laughlin, Reno and along I-15 (the principal highway between Las Vegas and southern California) near the California-Nevada state line. As discussed above, our Las Vegas casinos also compete with Native American casinos in southern California (the principal source of business for Las Vegas casinos, including our own) and central Arizona and, to a lesser extent with casinos in other parts of the country.

   Casino and guest room capacity has increased significantly in the Las Vegas market. During the period from October 1998 through August 2000, five major hotel-casino resorts, including our own Mandalay Bay, opened on the Las Vegas Strip. As a result of these openings, the number of guest rooms increased by approximately 15,000, including the 3,700 at Mandalay Bay. Additional new hotel-casinos and expansion projects at existing Las Vegas properties have been proposed, and it is anticipated that others will be. The impact on our future operations of Las Vegas' increased hotel and casino capacity and any capacity subsequently opened in or around

Las Vegas will depend to a large extent on the ability of the newer properties, including Mandalay Bay, to produce a significant and sustained increase in the flow of visitors to the Las Vegas market.

 Reno, Nevada

   Circus Circus-Reno competes with approximately 11 other major hotel-casinos, including Silver Legacy, a hotel-casino complex with 1,711 guest rooms, which is 50% owned by one of our wholly owned subsidiaries. Circus Circus-Reno and Silver Legacy also compete with numerous other smaller casinos in the greater Reno area and, to a lesser extent, with casinos and hotels in Lake Tahoe and other parts of Nevada and Native American casinos in northern California and the Northwest. The Reno market has begun to encounter increased competition from Native American casinos in northern California. Following the passage of Proposition 5, these Native American casinos began adding more and newer (i.e., more competitive) slot machines, which has had a negative impact on our Reno area properties.

 Laughlin, Nevada

   In Laughlin, the Colorado Belle and the Edgewater, which together accounted for approximately 25% of the rooms in Laughlin as of January 31, 2001, compete with eight other Laughlin casinos. They also compete with the hotel-casinos in Las Vegas and those on I-15 (the principal highway between Las Vegas and southern California) near the California-Nevada state line, as well as a growing number of Native American casinos in Laughlin's regional market. The expansion of hotel and casino capacity in Las Vegas in recent years and the growth of Native American casinos in central Arizona and southern California have had a negative impact on Colorado Belle and Edgewater, by drawing visitors from the Laughlin market. This has, in turn, resulted in increased competition among Laughlin properties for a reduced number of visitors which contributes to generally lower revenues and profit margins at Colorado Belle and Edgewater.

 Jean, Nevada

   Our Jean, Nevada properties, Gold Strike and Nevada Landing, are located on I-15 (the principal highway between Las Vegas and southern California), approximately 25 miles south of Las Vegas and 12 miles north of the California-Nevada border. These properties attract their customers almost entirely from the people traveling between Las Vegas and southern California. Accordingly, these properties compete with the large concentration of hotel, casino and other entertainment options available in Las Vegas as well as three hotel-casinos located at the California-Nevada border. They also compete with the growing number of Native American casinos in southern California.

 Tunica County, Mississippi

   Gold Strike-Tunica competes with 10 other casinos in Tunica County, Mississippi, including a hotel-casino which is closer to Memphis, the largest city in Tunica County's principal market, than any of the other facilities currently in operation in Tunica County. Gold Strike-Tunica's hotel tower, which has 1,066 guest rooms, was completed in early 1998 and provides this property with the second largest number of guest rooms in the Tunica County market. Growth in this market appears to be slowing, creating heightened competition for business.

 Elgin, Illinois

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

 Detroit, Michigan

   MotorCity Casino, a 53.5% owned temporary casino in Detroit, Michigan, is one of three licensed casinos in Detroit. In addition to the other two Detroit casinos, MotorCity Casino competes with a government-owned casino and a racetrack which has an estimated 2,000 slot machines, each of which is located in Windsor, Ontario, directly across the Detroit River from Detroit. A number of Native American casinos are currently operating in central and northern Michigan, but the nearest of these casinos is approximately 150 miles from Detroit.

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

   The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy that are concerned with, among other things:

  . the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity;

  . the establishment and maintenance of responsible accounting practices and procedures;

  . the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities;

  . the prevention of cheating and fraudulent practices; and

  . providing a source of state and local revenues through taxation and licensing fees.

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

   Mandalay and all of its licensed subsidiaries are required to submit detailed financial and operating reports to the Nevada Gaming Commission. Substantially all of our or our licensed subsidiaries' material loans, leases, sales of securities and similar financing transactions must be reported to, or approved by, the Nevada Gaming Commission.

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

   The Nevada Gaming Control Act requires any person who acquires a beneficial ownership of more than 5% of Mandalay's voting securities to report the acquisition to the Nevada Gaming Commission. The Nevada Gaming Control Act requires that beneficial owners of more than 10% of Mandalay's voting securities apply to the Nevada Gaming Commission for a finding of suitability within thirty days after the Chairman of the Nevada State Gaming Control Board mails the written notice requiring such filing. An "institutional investor," as defined in the Nevada Act, which acquires beneficial ownership of more than 10%, but not more than 15%, of Mandalay's voting securities may apply to the Nevada Gaming Commission for a waiver of a finding of suitability if the institutional investor holds Mandalay's voting securities for investment purposes only. An institutional investor will be deemed to hold Mandalay's voting securities for investment purposes if it acquired and holds Mandalay's voting securities in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly:

  . the election of a majority of the members of Mandalay's board of directors;

  . any change in Mandalay's corporate charter, bylaws, management, policies or operations, or any of its gaming affiliates; or

  . any other action which the Nevada Gaming Commission finds to be inconsistent with holding Mandalay's voting securities for investment purposes only.

   Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

  . voting on all matters voted on by stockholders;

  . making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and

  . other activities as the Nevada Gaming Commission may determine to be consistent with investment intent.

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

   Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Gaming Commission or by the Chairman of the Nevada State Gaming Control Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of Mandalay's voting securities beyond the period of time as may be prescribed by the Nevada Gaming Commission may be guilty of a criminal offense. Mandalay will be subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with it or a licensed subsidiary, it:

  . pays that person any dividend or interest upon any of Mandalay's voting securities;

  . allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person;

  . pays remuneration in any form to that person for services rendered or otherwise; or

  . fails to pursue all lawful efforts to require the unsuitable person to relinquish the voting securities including, if necessary, the immediate purchase of the voting securities for cash at fair market value.

   Additionally, the Clark County Liquor and Gaming Licensing Board has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming licensee.

   The Nevada Gaming Commission may, in its discretion, require the holder of any debt security of a registered publicly traded corporation to file applications, be investigated and be found suitable to own the debt security of the registered corporation. If the Nevada Gaming Commission determines that a person is unsuitable to own the security, then under the Nevada Gaming Control Act, the registered publicly traded corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Gaming Commission, it:

  . pays to the unsuitable person any dividend, interest or any distribution whatsoever;

  . recognizes any voting right by the unsuitable person in connection with the securities;

  . pays the unsuitable person remuneration in any form; or

  . makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

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

   Mandalay may not make a public offering of its securities without the prior approval of the Nevada Gaming Commission if it intends to use the securities or the proceeds from the offering to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes or for similar transactions. On January 25, 2001, the Nevada Gaming Commission granted Mandalay prior approval to make public offerings for a period of two years, subject to some conditions, which we refer to as the "shelf approval." The shelf approval also applies to any company that Mandalay wholly owns which is a publicly traded corporation or would become a publicly traded corporation pursuant to a public offering. The shelf approval also includes approval for our registered and licensed subsidiaries to guarantee any security issued by, and to hypothecate their assets to secure the payment or performance of any obligations evidenced by a security issued by, Mandalay or an affiliate in a public offering under the shelf registration. The shelf approval also includes approval to place restrictions upon the transfer of and enter into agreements not to encumber the equity securities of the licensed subsidiaries, which we refer to as "stock restrictions." The shelf approval, however, may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada State Gaming Control Board. The shelf approval does not constitute a finding, recommendation or approval of the Nevada Gaming Authorities as to the accuracy or adequacy of the prospectus or other disclosure document by which securities are offered or the investment merits of such securities.

   Mandalay must obtain prior approval of the Nevada Gaming Commission with respect to a change in control through:

  . merger;

  . consolidation;

  . stock or asset acquisitions;

  . management or consulting agreements; or

  . any act or conduct by a person whereby the person obtains control of Mandalay.

   Entities seeking to acquire control of a registered publicly traded corporation must satisfy the Nevada State Gaming Control Board and Nevada Gaming Commission in a variety of stringent standards before assuming control of the registered corporation. The Nevada Gaming Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

   The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licenses, and registered publicly-traded corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Gaming Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to:

  . assure the financial stability of corporate gaming operators and their affiliates;

  . preserve the beneficial aspects of conducting business in the corporate form; and

  . promote a neutral environment for the orderly governance of corporate affairs.

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

   License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the licensed subsidiaries respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either:

  . a percentage of the gross revenues received;

  . the number of gaming devices operated; or

  . the number of table games operated.

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

   Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with those persons (collectively, "licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada State Gaming Control Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada State Gaming Control Board of the licensee's participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Gaming Commission. Thereafter, licensees are required to comply with the reporting requirements imposed by the Nevada Gaming Control Act. A licensee is also subject to disciplinary action by the Nevada Gaming Commission if it:

  . knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation;

  . fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations;

  . engages in activities or enters into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees; or

  . employs, contracts with or associates with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

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

 Mississippi Gaming Laws

   Mandalay conducts its Mississippi gaming operations through a Mississippi subsidiary, Circus Circus Mississippi, Inc. ("CCMI"), which owns and operates the Gold Strike Casino Resort in Tunica County, Mississippi. The ownership and operation of casino facilities in Mississippi are subject to extensive state and local regulation, but primarily the licensing and regulatory control of the Mississippi Gaming Commission and the Mississippi State Tax Commission.

   The Mississippi Gaming Control Act, which legalized dockside casino gaming in Mississippi, was enacted on June 29, 1990. Although not identical, the Mississippi Gaming Control Act is similar to the Nevada Gaming Control Act. Effective October 29, 1991, the Mississippi Gaming Commission adopted regulations in furtherance of the Mississippi Gaming Control Act (the "regulations"), which are also similar in many respects to the Nevada gaming regulations.

   The laws, regulations and supervisory procedures of Mississippi and the Mississippi Gaming Commission seek to:

  . prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity;

  . establish and maintain responsible accounting practices and procedures;

  . maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and safeguarding of assets and revenues, providing reliable record keeping and making periodic reports to the Mississippi Gaming Commission;

  . prevent cheating and fraudulent practices;

  . provide a source of state and local revenues through taxation and licensing fees; and

  . ensure that gaming licensees, to the extent practicable, employ
    Mississippi residents.

   The regulations are subject to amendment and interpretation by the Mississippi Gaming Commission. Changes in Mississippi law or the regulations or the Mississippi Gaming Commission's interpretations thereof may limit or otherwise materially affect the types of gaming that may be conducted, and could have a material adverse affect on Mandalay and CCMI's Mississippi gaming operations.

   The Mississippi Gaming Control Act provides for legalized dockside gaming at the discretion of the 14 counties that either border the Gulf Coast or the Mississippi River, but only if the voters in these counties have not voted to prohibit gaming in that county. As of April 1, 2001, dockside gaming was permissible in nine of the 14 eligible counties in the state and gaming operations had commenced in Adams, Coahoma, Hancock, Harrison, Tunica, Warren and Washington counties. Under Mississippi law, gaming vessels must be located on the Mississippi River or on navigable waters in eligible counties along the Mississippi River, or in the waters of the State of Mississippi lying south of the state in eligible counties along the Mississippi Gulf Coast. The law permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space which may be utilized for gaming. There are no limitations on the number of gaming licenses which may be issued in Mississippi. The legal age for gaming in Mississippi is 21.

   Mandalay and its Mississippi licensee subsidiary CCMI are subject to the licensing and regulatory control of the Mississippi Gaming Commission. Mandalay is registered under the Mississippi Gaming Control Act as a publicly-traded holding company of CCMI and is required to periodically submit detailed financial, operating and other reports to the Mississippi Gaming Commission and furnish any other information which the Mississippi Gaming Commission may require. If we are unable to satisfy the registration requirements of the Mississippi Gaming Control Act, Mandalay and CCMI cannot own or operate gaming facilities in Mississippi. CCMI must maintain a gaming license from the Mississippi Gaming Commission to operate a casino in Mississippi. The Mississippi Gaming Commission issues the licenses. CCMI also is required to periodically submit detailed financial, operating and other reports to the Mississippi Gaming Commission and the Mississippi State Tax Commission and to furnish any other information required thereby.

   Gaming licenses require the periodic payment of fees and taxes and are not transferable. Gaming licenses are issued for a maximum term of three years and must be renewed periodically thereafter. CCMI received its Mississippi gaming license on August 18, 1994 and renewals on August 19, 1996, August 20, 1998 and August 21, 2000. No person may become a stockholder of or receive any percentage of profits from a licensed subsidiary of a holding company without first obtaining licenses and approvals from the Mississippi Gaming Commission.

   Certain of Mandalay's officers, directors and employees and the officers, directors and key employees of CCMI who are actively and directly engaged in the administration or supervision of gaming in Mississippi must be found suitable or be licensed by the Mississippi Gaming Commission. Mandalay believes it and CCMI have applied for all necessary findings of suitability with respect to these persons, although the Mississippi Gaming

Commission, in its discretion, may require additional persons to file applications for findings of suitability. In addition, any person having a material relationship or involvement with Mandalay or CCMI may be required to be found suitable, in which case those persons must pay the costs and fees associated with the investigation. A finding of suitability requires submission of detailed personal and financial information followed by a thorough investigation. There can be no assurance that a person who is subject to a finding of suitability will be found suitable by the Mississippi Gaming Commission. The Mississippi Gaming Commission may deny an application for a finding of suitability for any cause that it deems reasonable. Findings of suitability must be periodically renewed.

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

   Under certain circumstances, an "institutional investor," as defined by the Mississippi Gaming Commission's Policy on Findings of Suitability of Institutional Shareholders (adopted January 20, 2000), which acquires more than 10% but not more than 15% of a registered public company's voting securities, may apply to the Executive Director of the Mississippi Gaming Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the registered public company, any change in the registered public company's corporate charter, bylaws, management, policies or operations of the registered public company or any of its gaming affiliates, or any other action which the Mississippi Gaming Commission finds to be inconsistent with holding the registered public company's voting securities for investment purposes only. Activities that are not deemed to be inconsistent with holding voting securities for investment purposes only include:

  . voting, directly or indirectly through the delivery of a proxy furnished by the board of directors, on all matters voted upon by the holders of such voting securities;

  . serving as a member of any committee of creditors or security holders;

  . nominating any candidate for election or appointment to the board of directors in connection with a debt restructuring;

  . accepting appointment or election (or having a representative accept appointment or election) as a member of the board of directors in connection with a debt restructuring and serving in that capacity until the conclusion of the member's term;

  . making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and

  . such other activities as the Mississippi Gaming Commission may determine to be consistent with such investment intent.

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

   Mandalay may be required to disclose to the Mississippi Gaming Commission upon request the identities of the holders of any debt or other securities. In addition, under the Mississippi Gaming Control Act the Mississippi Gaming Commission may, in its discretion:

  . require holders of debt securities of registered corporations to file applications;

  . investigate the holders; and

  . require the holders to be found suitable to own the debt securities.

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

   Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Mississippi Gaming Commission may be found unsuitable. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of Mandalay's securities beyond the time that the Mississippi Gaming Commission prescribes, may be guilty of a misdemeanor. Mandalay is subject to disciplinary action if, after receiving notice that a person is unsuitable to be a stockholder, a holder of debt securities or to have any other relationship with Mandalay or CCMI,
Mandalay:

  . pays the unsuitable person any dividend, interest or other distribution upon its voting securities;

  . recognizes the exercise, directly or indirectly, of any voting rights conferred through such securities held by the unsuitable person;

  . pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in limited and specific circumstances; or

  . fails to pursue all lawful efforts to require the unsuitable person to divest himself of the securities, including, if necessary, the immediate purchase of the securities for cash at a fair market value.

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

   The Mississippi Legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and other corporate defense tactics that affect corporate gaming licensees in Mississippi and corporations whose stock is publicly-traded that are affiliated with those licensees, may be injurious to stable and productive corporate gaming. The Mississippi Gaming Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Mississippi's gaming industry and to further Mississippi's policy to:

  . assure the financial stability of corporate gaming operators and their affiliates;

  . preserve the beneficial aspects of conducting business in the corporate form; and

  . promote a neutral environment for the orderly governance of corporate affairs.

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

   Neither Mandalay nor CCMI may engage in gaming activities in Mississippi while Mandalay, CCMI and/or persons found suitable to be associated with the gaming license of CCMI conduct gaming operations outside of Mississippi without approval of the Mississippi Gaming Commission. The Mississippi Gaming Commission may require means for it to have access to information concerning Mandalay's and Mandalay's affiliates' out-of-state gaming operations. Mandalay received waivers of foreign gaming approval from the Mississippi Gaming Commission for the conduct of gaming operations in Nevada, Indiana, Louisiana, Illinois, New Jersey, Michigan and Ontario, Canada, but may be required to obtain the approval or a waiver of such approval from the Mississippi Gaming Commission before engaging in any additional future gaming operations outside of Mississippi.

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

   A licensed gaming subsidiary must pay license fees and taxes, computed in various ways depending on the type of gaming involved, to the State of Mississippi and to the county or city in which the licensed gaming subsidiary conducts operations. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon:

  . a percentage of the gross gaming revenues received by the casino operation;

  . the number of slot machines operated by the casino; and

  . the number of table games operated by the casino.

   The license fee payable to the State of Mississippi is based upon "gaming receipts," generally defined as gross receipts less payouts to customers as winnings, and equals:

  . 4% of gaming receipts of $50,000 or less per month;

  . 6% of gaming receipts over $50,000 and less than $134,000 per month; and

  . 8% of gaming receipts over $134,000 per month.

   These license fees are allowed as a credit against our Mississippi income tax liability for the year paid. The gross revenue fee imposed by the Mississippi cities and counties in which casino operations are located is in addition to the fees payable to the State of Mississippi and equals approximately 4% of the gaming receipts.

   The Mississippi Gaming Commission adopted a regulation in 1994 requiring as a condition of licensure or license renewal that a gaming establishment's plan include a 500-car parking facility in close proximity to the casino complex and infrastructure facilities which will amount to at least 25% of the casino cost. Infrastructure facilities are defined in the regulation to include a hotel with at least 250 rooms, theme park, golf course and other similar facilities. With the opening of its resort hotel and other amenities, CCMI is in compliance with this requirement. On January 21, 1999, the Mississippi Gaming Commission adopted an amendment to this regulation which increased the infrastructure requirement to 100% from the existing 25%; however, the regulation grandfathers existing licensees and applies only to new casino projects and casinos that are not operating at the time of acquisition or purchase, and would therefore not apply to CCMI.

   Both the local jurisdiction and the Alcoholic Beverage Control Division of the Mississippi State Tax Commission license, control and regulate the sale of alcoholic beverages by CCMI. The Gold Strike Casino

Resort owned and operated by CCMI is in an area designated as a special resort area, which allows casinos located therein to serve alcoholic beverages on a 24-hour basis. The Alcohol Beverage Control Division has the full power to limit, condition, suspend or revoke any license for the service of alcoholic beverages or to place a licensee on probation with or without conditions. Any disciplinary action could, and revocation would, have a material adverse affect upon the casino's operations. Mandalay's and CCMI's key officers and managers must be investigated by the Alcoholic Beverage Control Division in connection with its liquor permits and changes in key positions must be approved by the Alcoholic Beverage Control Division.

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

   The amended Illinois Act also allows for the relocation of a riverboat home dock. A licensee that was not conducting riverboat gambling on January 1, 1998, may apply to the Illinois Board for renewal and approval of relocation to a new home dock and the Illinois Board shall grant the application and approval of the new home dock upon the licensee providing to the Illinois Board authorization from the new dockside community. Pursuant to the amended Illinois Act, the former owner and operator of the East Dubuque riverboat has applied for renewal of its license and to relocate its operation to Rosemont, Illinois. The Illinois Board recently voted to deny this renewal application. Pursuant to Illinois Board rules, this entity filed a Request for Hearing, thereby challenging the Illinois Board's action. Therefore, this license may be the subject of on-going litigation. Any licensee that relocates in accordance with the provisions of the amended Illinois Act, must attain a level of at least 20% minority ownership of such a gaming operation.

   The constitutionality of the amended Illinois Act was challenged. The lawsuit was dismissed because the court determined that the plaintiff lacked standing to challenge the amended act. It is still unknown whether the plaintiff can or will timely appeal the circuit court decision. There is no assurance that the circuit court decision will be affirmed on appeal. If there is on-going litigation, there is no assurance that the amended Illinois Act will be upheld as constitutional. If the amended Illinois Act is deemed unconstitutional, all of the new provisions would no longer be in effect. Specifically, in that situation, riverboats would have to return to cruising in order to conduct gaming.

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

   The Illinois Act requires the owner of a riverboat gaming operation to hold an owner's license issued by the Illinois Board. Each owner's license permits the holder to own up to two riverboats, however, gaming participants are limited to 1,200 for any owner's license. The number of gaming participants will be determined by the number of gaming positions available. Gaming positions are counted as follows:

  . electronic gaming devices positions will be determined as 90% of the total number of devices available for play;

  .  craps tables will be counted as having ten gaming positions; and

  . games utilizing live gaming devices, except for craps, will be counted as having five gaming positions.

   Each owner's license initially runs for a period of three years. Thereafter, the license must be renewed annually. Under the amended Illinois Act, the Board may renew an owner's license for up to four years. An owner licensee is eligible for renewal upon payment of the applicable fee and a determination by the Illinois Board that the licensee continues to meet all of the requirements of the Illinois Act and Illinois Board rules. The owner's license for Grand Victoria Riverboat Casino was issued in October 1994 and was valid for three years. Since that time, the license has been renewed annually, and in October 2000, the license was renewed for four years. An ownership interest in an owner's license may not be transferred or pledged as collateral without the prior approval of the Illinois Board.

   Pursuant to the amended Illinois Act, which lifted the 10% ownership prohibition, the Illinois Board established certain rules to effectuate this statutory change. In deciding whether to approve direct or indirect ownership or control of an owner's license, the Illinois Board shall consider the impact of any economic concentration of the ownership or control. No direct or indirect ownership or control may be approved which will result in undue economic concentration of the ownership of a riverboat gambling operation in Illinois. Undue economic concentration means that a person or entity would have actual or potential domination of riverboat gambling in Illinois sufficient to:

  . substantially impede or suppress competition among holders of owner's licenses;

  . adversely impact the economic stability of the riverboat casino industry in Illinois; or

  . negatively impact the purposes of the Illinois Act, including tourism, economic development, benefits to local communities and state and local revenues.

   The Illinois Board will consider the following criteria in determining whether the approval of the issuance, transfer or holding of a license will create undue economic concentration:

  . percentage share of the market presently owned or controlled by the person or entity;

  . estimated increase in the market share if the person or entity is approved to hold the owner's license;

  . relative position of other persons or entities that own or control owner's licenses in Illinois;

  . current and projected financial condition of the riverboat gaming industry;

  . current market conditions, including proximity and level of competition, consumer demand, market concentration and any other relevant characteristics of the market;

  . whether the license to be approved has separate organizational structures or other independent obligations;

  . potential impact on the projected future growth and development of the riverboat gambling industry, the local communities in which licenses are located and the State of Illinois;

  . barriers to entry into the riverboat gambling industry and if the approval of the license will operate as a barrier to new companies and individuals desiring to enter the market;

  . whether the approval of the license is likely to result in enhancing the quality and customer appeal of products and services offered by riverboat casinos in order to maintain or increase their respective market shares;

  . whether a restriction on the approval of the additional license is necessary in order to encourage and preserve competition in casino operations; and

  .  any other relevant information.

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

   An admission tax is imposed on the owner of a riverboat operation. Under the amended Illinois Act, a $2.00 admission tax is imposed for each admission to a riverboat casino. Additionally, a wagering tax is imposed on the adjusted gross receipts, as defined in the Illinois Act, of a riverboat operation. As of January 1, 1998, the wagering tax is as follows:

  .  15% of adjusted gross receipts up to and including $25,000,000;

  . 20% of adjusted gross receipts in excess of $25,000,000 but not exceeding $50,000,000;

  . 25% of adjusted gross receipts in excess of $50,000,000 but not exceeding $75,000,000;

  . 30% of adjusted gross receipts in excess of $75,000,000 but not exceeding $100,000,000; and

  .  35% of adjusted gross receipts in excess of $100,000,000.

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

   If the Illinois Board has suspended, revoked or refused to renew the license of an owner or if a riverboat gambling operation is closing and the owner is voluntarily surrendering its owner's license, the Illinois Board may petition the local circuit court in which the riverboat is situated for appointment of a receiver. The circuit court shall have sole jurisdiction over any and all issues pertaining to the appointment of a receiver. The Illinois Board shall specify the specific powers, duties and limitations for the receiver, including but not limited to the authority to:

  . hire, fire, promote and discipline personnel and retain outside employees or consultants;

  . take possession of any and all property, including but not limited to its books, records, papers;

  .  preserve and/or dispose of any and all property;

  . continue and direct the gaming operations under the monitoring of the Board;

  .  discontinue and dissolve the operation;

  .  enter into and cancel contracts;

  .  borrow money and pledge, mortgage or otherwise encumber the property;

  .  pay all secured and unsecured obligations;

  . institute or define actions by or on behalf of the holder of an Owner's license; and

  . distribute earnings derived from gaming operations in the same manner as admission wagering taxes are distributed under Sections 12, 13 of the Riverboat Gambling Act.

   The Illinois Board shall submit at least three nominees to the court. The nominees may be individuals or entities selected from an Illinois Board approved list of pre-qualified receivers who meet the same criteria for a finding of preliminary suitability for licensure under Illinois Board Rules, Sections 3000.230(c)(2)(B) and (C). In the event that the Illinois Board seeks the appointment of a receiver on a emergency basis, the Illinois Board shall issue a Temporary Operating Permit to the receiver appointed by the court. A receiver, upon appointment by the court, shall before assuming his or her duties, execute and post the same bond as an owner's licensee pursuant to
Section 10 of the Illinois Act.

   The receiver shall function as an independent contractor, subject to the direction of the court. However, the receiver shall also provide to the Illinois Board regular reports and provide any information deemed necessary for the Illinois Board to ascertain the receiver's compliance with all applicable rules and laws. From time to time, the Illinois Board may, at its sole discretion, report to the court on the receiver's level of compliance and any other information deemed appropriate for disclosure to the court. The term and compensation of the receiver shall be set by the court. The receiver shall provide to the court and the Illinois Board at least 30 days written notice of any intent to withdraw from the appointment or to seek modification of the appointment. Except as otherwise provided by action to the Illinois Board the gaming operation shall be deemed a licensed operation subject to all rules of the Illinois Board during the tenure of any receivership.

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

   With respect to an applicant for or the holder of an owner's license, a Key Person shall include:

  . any Business Entity and any individual with an ownership interest or voting rights of more than 5% in the licensee or applicant and the trustee of any trust holding such ownership interest or voting rights;

  . the directors of the licensee or applicant and its chief executive officer, president and chief operating officer or their functional equivalents; and

  . all other individuals or Business Entities that, upon review of the applicant's or licensees Table of Organization, Ownership and Control the Board determines hold a position or a level of ownership, control or influence that is material to the regulatory concerns and obligations of the Illinois Board for the specified licensee or applicant.

   In order to assist the Illinois Board in its determination of Key Persons, applicants for or holders of an owner's license must provide to the Illinois Board a Table of Organization, Ownership and Control (the "Table"). The Table must identify in sufficient detail the hierarchy of individuals and Business Entities that, through direct or indirect means, manage, own or control the interest and assets of the applicant or licensee holder. If a Business Entity identified in the Table is a publicly traded company, the following information must be provided in the Table:

  . the name and percentage of ownership interest of each individual or Business Entity with ownership of more than 5% of the voting shares of the entity, to the extent this information is known or contained in
     Schedule 13D or 13G SEC filings;

  . to the extent known, the names and percentage of interest of ownership of persons who are relatives of one another and who together (as individuals or through trusts) exercise control over or own more than 10% of the voting shares of the entity; and

  . any trust holding more than 5% ownership or voting interest in Mandalay, to the extent this information is known or contained in Schedule 13D or 13G SEC filings.

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

   The Illinois Board (unless the investor qualifies as an institutional investor) requires a Personal Disclosure Form or a Business Entity Form from any person or entity who or which, individually or in association with others, acquires directly or indirectly, beneficial ownership of more than 5% of any class of voting securities or non-voting securities convertible into voting securities of a publicly-traded corporation which holds an ownership interest in the holder of an owner's license. If the Illinois Board denies an application for such a transfer and if no hearing is requested, the applicant for the transfer of ownership interest must promptly divest those shares in the publicly-traded parent corporation. The holder of an owner's license would not be able to distribute profits to a publicly-traded parent corporation until such shares have been divested. If a hearing is requested, the shares need not be divested and profits may be distributed to a publicly-held parent corporation pending the issuance of a final order from the Illinois Board.

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

   Applicants for and holders of an owner's license are required to obtain formal approval from the Illinois Board for changes in the following areas:

  . Key Persons;

  . type of entity;

  . equity and debt capitalization of the entity;

  . investors and/or debt holders;

  . source of funds;

  . applicant's economic development plan;

  . riverboat capacity or significant design change;

  . gaming positions;

  . anticipated economic impact; or

  . agreements, oral or written, relating to the acquisition or disposition of property (real or personal) of a value greater than $1 million.

   A holder of an owner's license is allowed to make distributions to its stockholders only to the extent that the distribution would not impair the financial viability of the gaming operation. Factors to be considered by the licensee will include but not be limited to the following:

  . cash flow, casino cash and working capital requirements;

  . debt service requirements, obligations and covenants associated with financial instruments;

  . requirements for repairs and maintenance and capital improvements;

  . employment or economic development requirements of the Act; and

  . a licensee's financial projections.

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

   The qualification standards established by the Michigan Act and Rules are very comprehensive. A burden of proof by "clear and convincing evidence" is placed upon the applicant. The focus of these standards is suitability as to:

  . character;

  . reputation;

  . integrity;

  . business probity;

  . experience;

  . ability;

  . financial ability and responsibility; and

  . any other criteria considered appropriate by the Michigan Board.

   MotorCity Casino's casino license is a one-year license. The license will be renewed by the Michigan Board on an annual basis if the Michigan Board determines that MotorCity Casino continues to meet all requirements established by the Michigan Act and Rules. MotorCity Casino has timely filed its Casino License Annual Renewal Report with the Michigan Board. Action on the license renewal is currently pending before the Michigan Board. The Michigan Board staff has advised MotorCity Casino that its casino license remains in effect while the Michigan Board completes its normal and customary processing procedures for a casino license renewal. No assurances can be given regarding when the Michigan Board will act on the license renewal or what action the Michigan Board will take in connection with the license renewal.

   The Michigan Act permits the licensing and operation of up to three casinos in any Michigan city that meets certain requirements. At the present time, the only city in Michigan that meets these requirements is Detroit. To date, three casino licenses have been issued.

   The Michigan Board is composed of five persons. It has the authority to:

  . enforce the provisions of the Michigan Act;

  . license casinos in accordance with the provisions of the Michigan Act;
    and

  . regulate all aspects of the operation of casinos licensed by the Michigan
    Board.

   The Michigan Board's jurisdiction extends to every person and business entity involved in casino gaming operations governed by the Michigan Act and Rules. The Michigan Act and Rules strictly regulate all aspects of the ownership and operation of casinos licensed under the Michigan Act. This includes regulation of:

  . all related buildings, facilities, bars, restaurants, hotels, cocktail lounges, retail establishments, arenas and rooms functionally or physically connected to the casino; and

  . any other facility located in the city of Detroit that is under the control of the casino licensee or an affiliated company.

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

   The Michigan Act and Rules require that "Key Persons" meet the requirements set forth in the Michigan Act and Rules. Key Persons include:

  . officers, directors, trustees, partners and proprietors of a casino licensee or an affiliate or holding company of a casino licensee that has control of a casino licensee;

  . a person that holds a combined direct, indirect or attributed debt or equity interest of more than 5% in a person that holds a casino license;

  . a person that holds a combined direct, indirect or attributed equity interest of more than 5% in a person that holds a casino license;

  . a managerial employee of an affiliate or holding company that has control of a person that holds a casino license; and

  . various management level employees of the casino licensee.

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

   An institutional investor that individually or, in association with others, directly or indirectly holds or acquires beneficial ownership of more than a 5% interest but less than a 10% interest in Mandalay may request from the Michigan Board a waiver of the eligibility and suitability requirements if the institutional investor purchased the interest in Mandalay for investment purposes only and not for the purpose of influencing or affecting the affairs of Mandalay, MotorCity Casino or its affiliates. In order to obtain the waiver, the institutional investor must complete and file with the Michigan Board a Michigan Institutional Investor Waiver Form 206C.

   An institutional investor that individually or, in association with others, directly or indirectly holds or acquires beneficial ownership of more than a 10% interest but not more than a 15% interest in Mandalay may request from the Michigan Board a waiver of the eligibility and suitability requirements if the institutional investor purchased the interest in Mandalay for investment purposes only and not for the purpose of influencing or affecting the affairs of Mandalay, MotorCity Casino or its affiliates. In order to obtain the waiver, the institutional investor must complete and file with the Michigan Board a Michigan Institutional Investor Waiver Form NON 206C. The Michigan Rules require that an institutional investor within these ownership parameters must disclose detailed information concerning the institutional investor.

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

   The Michigan Act and Rules regulate an institutional investor owning debt securities of a casino licensee's affiliates. An institutional investor may be required to meet the Michigan Act's qualification standards if the institutional investor:

  . owns or acquires beneficial ownership of 10% or more of debt securities of a casino licensee's affiliate or affiliated company which are related in any way to the financing of the casino licensee; or

  . owns or acquires beneficial ownership of more than 50% of any issue of the outstanding debt of the casino licensee's affiliate or affiliated company.

   An institutional investor that owns or acquires beneficial ownership of more than 5% but less than 10% of debt securities of a casino licensee's affiliate or affiliated company which are in any way related to the financing of the casino licensee may be granted a waiver of the eligibility and suitability requirements of the Michigan Act and Michigan Rules if:

  . the debt securities do not represent more than 20% of the outstanding debt of the casino licensee's affiliate or affiliated company; or

  . the debt securities represent not more than 50% of any issue of the outstanding debt of the casino licensee's affiliate or affiliated company; and

  . the debt securities are those of a publicly traded corporation and were purchased for investment purposes only.

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

   Formal notice of certain events must be given to and approval obtained from the Michigan Board by the casino licensee or applicant and any of their affiliates or holding companies whenever any of the following events occur:

  . change of a Key Person;

  . a change in entity;

  . a change in equity or debt capitalization of the entity;

  . a change in investors subject to the Michigan Act and Michigan Rules;

  . a change in debt holders subject to the Michigan Act and Michigan Rules;

  . a change in source of funds; or

  . related party transactions exceeding $250,000 in a 12-month period.

   The Michigan Act declares that a person or entity that is required to meet the Michigan Act's suitability standards will not be eligible if any of the following circumstances exist:

  . the applicant has been convicted of a felony anywhere in the United
    States;

  . the applicant has been convicted of a misdemeanor involving gambling, theft, fraud or dishonesty;

  . the applicant has submitted an application that contains false information;

  . the applicant or affiliate owns more than a 10% ownership interest in any entity holding a casino license issued under the Michigan Act;

  . the applicant holds any elective office in the United States (with certain minor exceptions), is an employee of any gaming regulatory body in the United States or is employed by a governmental unit of the State of Michigan;

  . the Michigan Board concludes that the applicant lacks the requisite suitability as to integrity, moral character and reputation, personal and business probity, financial ability and experience, responsibility or means to develop, construct, operate or maintain the casino; or

  . the applicant fails to meet other criteria considered appropriate by the Michigan Board that are not arbitrary, capricious or contrary to the provisions of the Michigan Act.

   The Michigan Act prohibits casino licensees and applicants and certain related persons from making contributions to candidates for state or local office in the State of Michigan and to committees supporting any such candidates during various periods, including periods prior to licensure. The political contribution restriction applies to casino license applicants, casino licensees and all of the following persons and entities:

  . any person or entity that holds at least a 1% interest in the casino licensee or Casino Enterprise;

  . any person who is an officer or managerial employee of the casino licensee or Casino Enterprise;

  . any person who is an officer of the person who holds at least a 1% interest in the casino licensee or Casino Enterprise; and

  . any person that is an independent committee of the casino licensee or Casino Enterprise.

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

   MotorCity Casino has constructed a temporary casino in accordance with the terms of the Development Agreement. This temporary casino opened on December 14, 1999. Under a plan agreed to by the City of Detroit development authorities but not yet approved by the Detroit City Council, we would expand our temporary facility into a permanent facility by adding approximately 800 hotel rooms, expanding our gaming areas, adding additional restaurants, retail space, convention space and other amenities. The estimated cost of these additional facilities is under review. There can be no assurance that the Detroit City Council will approve the proposed plan, in which event the existing agreement to build a permanent casino at a different location would remain in effect.

   The Development Agreement entered into between the City of Detroit and Detroit Entertainment, L.L.C. has numerous terms and conditions relating to the following:

  . the construction of the temporary and permanent casino;

  . the employment of Detroit residents, minorities and women to staff the operation of the temporary and permanent casinos; and

  . the use of Detroit based, minority and woman owned vendors and suppliers.

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

   Michigan law requires that any person who holds a "Casino Interest" must file a registration form with the Michigan Secretary of State not later than 5 days after obtaining the Casino Interest. A person who violates this registration requirement for more than 30 days is subject to being charged with a misdemeanor and a fine of not more than $1,000. The Casino Interest registration requirement is completely separate and apart from the eligibility and qualification requirements established by the Michigan Act and Michigan Rules. A person holding a Casino Interest includes:

  . a person who holds at least a 1% interest in a casino licensee or a Casino Enterprise;

  . a person who is a partner, officer or key or managerial employee of the casino licensee or Casino Enterprise; and

  . a person who is an officer of the person who holds at least a 1% interest in the casino licensee or Casino Enterprise.

   A "person" includes any individual and legal entity.

   Michigan law also applies the "Casino Interest" registration requirement to the spouse and children of persons holding a Casino Interest. However, the Michigan Secretary of State has ruled that the "Casino Interest" registration requirement does not apply to spouses and children based upon Michigan Attorney General Opinion No. 7053 issued on May 3, 2000. Michigan Attorney General Opinion No. 7053 was issued based upon Michigan Attorney General Opinion No. 7002 issued on December 17, 1998, which declared the portion of the Michigan Act's political contribution restrictions unconstitutional as to spouses and children (among others) where the political contribution is not a willful attempt to evade the political contribution restrictions contained in the Michigan Act.

   The Casino Interest Registration Form may be obtained from the Michigan Secretary of State in Lansing, Michigan.

   The Michigan Act and Rules establish extensive requirements and procedures relating to all of the following:

  . operation of casino games;

  . ownership records;

  . reporting of transactions;

  . handling of money;

  . extending credit;

  . accounting and editing;

  . internal control systems; and

  . compliance reporting.

   The Michigan Act and Rules do not limit the maximum bet or per person loss. No person under the age of 21 years is permitted to wager in a casino licensed under the Michigan Act. MotorCity Casino may operate 24 hours a day, 7 days a week. MotorCity Casino is subject to regulation by the Michigan Liquor Control Commission. The Michigan Act subjects MotorCity Casino to five forms of gaming taxes and fees:

  . a nonrefundable license application fee of $50,000;

  . a $25,000 casino license fee, which is payable annually;

  . a wagering tax equal to 18% of adjusted gross receipts;

  . a municipal services fee in an amount equal to the greater of 1.25% of adjusted gross receipts or $4,000,000; and

  . the payment of all regulatory and enforcement costs, including compulsive gaming programs, casino related programs and activities, casino related services provided by the Michigan Attorney General and casino related expenses of the Michigan State Police up to a combined total annual maximum charge of $25,000,000 in the first year of casino operations for all casinos licensed under the Michigan Act. This maximum amount is adjusted annually by the Detroit Consumer Price Index.

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

   The holder of a casino license issued under the Michigan Act is subject to a variety of penalties for violation of the Michigan Act or Rules. The penalties include, but are not necessarily limited to, the following:

  . monetary fines;

  . suspension of the casino license;

  . revocation of the casino license;

  . civil penalties of up to $10,000 or the amount of daily gross receipts derived from wagering on gaming on the day of the violation, whichever is greater;

  . criminal penalties;

  . seizure and/or destruction of gaming equipment;

  . seizure and/or sale of gaming operations;

  . imposition of a conservatorship; and

  . imposition of restrictions or conditions on gaming operations by the Michigan Board.

   The Michigan Board is required to comply with the Michigan Act, the Michigan Rules, the Michigan Administrative Procedures Act and other applicable laws and regulations. The Michigan Board may suspend a casino operator's license, without notice or hearing, upon a determination that:

  . the safety or health of patrons or employees would be threatened by the continued operation of the casino; or

  . the action is necessary for the immediate preservation of the integrity of casino gaming, public peace, health, safety, morals, good order or general welfare.

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

   From time to time various proposals have been introduced in the Michigan legislature which relate to casino gaming in Detroit. Some of the proposals, if enacted, would affect the taxation, regulation, operation or other aspects of the gaming industry, Detroit Entertainment, L.L.C. or Mandalay. No assurance can be given whether additional legislation will be enacted and what effect such legislation could have on the operation of casinos in the City of Detroit.

   The constitutionality of the Detroit Casino Competitive Selection Process Ordinance and the Michigan Act has been challenged in federal court proceedings initiated by the Lac Vieux Band of Lake Superior Chippewa Indians. If it is subsequently determined that either the Detroit Casino Competitive Selection Process Ordinance or the Michigan Act is defective and this determination is upheld, this may impact the validity of the Development Agreement entered into between Detroit Entertainment, L.L.C. and the City of Detroit or the casino license issued to Detroit Entertainment, L.L.C., which could have an adverse impact upon us. No assurance can be given regarding the probable result of either proceeding.

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

   Litigation challenging the condemnation of real property by the City of Detroit for the permanent casino construction site near the Detroit Riverfront has been initiated. As a result of this litigation, 47 pending land condemnations initiated by the City of Detroit have been dismissed. The litigation surrounding the condemnation of land near the Detroit Riverfront for use in construction of the permanent casinos in the City of Detroit could substantially delay the construction of the permanent casino by Detroit Entertainment, L.L.C. The Mayor of Detroit has entered into negotiations with the three casino licensees, including MotorCity Casino, regarding placement of the permanent casinos. The Mayor of Detroit has proposed that MotorCity Casino be permitted to develop its permanent casino at or near the site of MotorCity Casino's temporary casino. This proposal is currently pending before the Detroit City Council. No assurance can be given regarding what action, if any, the Detroit City Council will take regarding the Mayor of Detroit's proposal. In addition, no assurance can be given regarding the location of the MotorCity Casino permanent casino, the final cost for construction of the MotorCity Casino permanent casino or when the MotorCity Casino permanent casino will constructed.

 Other Gaming Jurisdictions

   We may expand our operations in the future to include gaming operations in jurisdictions other than those in which our activities and those of the joint ventures in which we participate are currently conducted. As a result, we and/or one or more joint ventures in which we participate may become subject to comprehensive gaming and other regulations in additional jurisdictions. Such regulations may be similar to, and could be more restrictive than, those currently applicable to us, our joint ventures and our officers, directors, employees and persons associated with us.

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

 The National Gambling Impact Study Commission's Recommendations

   A National Gambling Impact Study Commission was established by the United States Congress to conduct a comprehensive study of the social and economic impact of gaming in the United States. On April 28, 1999, the National Commission voted to recommend that the expansion of gambling be curtailed. In June 1999, the National Commission issued a final report of its findings and conclusions, together with recommendations for legislative and administrative actions. Below are highlights of some of those recommendations:

  . Legal gaming should be restricted to those at least 21 years of age;

  . Betting on college and amateur sports should be banned;

  . The introduction of casino-style gambling at pari-mutual racing facilities for the primary purpose of saving the pari-mutual facility financially should be prohibited;

  . Internet gaming should be banned within the United States;

  . The types of gaming activities allowed by Indian tribes within a given state should not be inconsistent with the gaming activities allowed to other persons in that state; and

  . State, local and tribal governments should recognize that casino gaming provides economic development, particularly for economically depressed areas. The National Commission differentiated casino gaming from stand-alone slot machines (e.g., in convenience stores), Internet gaming and lotteries which the commission stated do not provide the same economic development.

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

   Regulations adopted by the Financial Crimes Enforcement Network of the Treasury Department and the gaming regulatory authorities in some of the jurisdictions in which we operate casinos, or in which we may apply for licensing to operate a casino, require the reporting of currency transactions in excess of $10,000 occurring within a gaming day, including identification of the patron by name and social security number. This reporting obligation began in May 1985 and may have resulted in the loss of gaming revenues to jurisdictions outside the United States which are exempt from the ambit of these regulations.

Employees and Labor Relations

   At March 31, 2001, we and the joint ventures in which we participate employed approximately 35,000 persons. Approximately 41% of our employees at January 31, 2001 were employed pursuant to the terms of collective bargaining agreements. We currently have contracts with our major unions that have remaining terms ranging from one to four years. We consider our labor relations to be satisfactory. A work stoppage has not been experienced at a property we or a joint venture in which we participate own since an industry-wide strike in 1975.

   Certain states in which gaming has been legalized have established community commitment and similar laws or requirements which require that a specified percentage of employees of gaming ventures be residents of the community or state in which the gaming venture is located or meet certain other criteria. These laws could affect our ability to attract and retain qualified employees for gaming operations we or joint ventures in which we participate conduct outside Nevada.

Factors that May Affect Our Future Results

 (Cautionary Statements Under the Private Securities Litigation Reform Act of
 1995)

   Certain information included in this report and other materials filed or to be filed by Mandalay with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us, including our 2001 Annual Report to Stockholders) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts. We have based these forward-looking statements on our current expectations about future events. These forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including:

  .  statements relating to our business strategy;

  .  our current and future development plans; and

  . statements that include the words "may," "could," "should," "would," "believe," "expect," "anticipate," "estimate," "intend," "plan" or similar expressions.

   Such statements include information relating to plans for future expansion and other business development activities as well as capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. From time to time, oral or written forward-looking statements are also included in Mandalay's periodic reports on Forms 10-Q and 8-K, press releases and other materials released to the public.

   Any or all of the forward-looking statements in this report, in Mandalay's Annual Report to Stockholders for fiscal 2001 and in any other public statements we make may turn out to be wrong. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this report, such as government regulation and the competitive environment, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements.

   We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in Mandalay's subsequent reports to the Securities and Exchange Commission on Forms 10-K, 10-Q and 8-K should be consulted. The following discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business includes factors we believe could cause our actual results to differ materially from expected and historical results. Other factors beyond those listed below could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

  . As described under "Competition," we and the joint ventures in which we participate operate in a very competitive environment, particularly in Las Vegas. To the extent that hotel and/or casino capacity is expanded by others in a market where we or one of our joint ventures operate, competition will increase and the increased competition could adversely impact our future operations. The growth in the number of guest rooms and casino capacity in Las Vegas, which increased sharply in recent years, and the spread of legalized gaming in other states and countries may negatively affect our operating results. Legalization of gaming in any additional jurisdiction located near Detroit, Michigan or Elgin, Illinois, or the establishment of new large-scale gaming operations on nearby Native American reservations, could adversely affect the operations of our joint venture properties in Detroit or Elgin.

  . On March 7, 2000, California voters approved an amendment to the California constitution that gave Native American tribes in California the right to conduct gaming operations offering a limited number of slot machines and a range of house-banked card games. At this time, we cannot determine the impact Native American gaming in California will have on our Nevada operations and those of our Nevada joint ventures.

  . As discussed under "Regulation and Licensing," our gaming operations and the gaming operations of the joint ventures in which we participate are highly regulated by governmental authorities in Nevada, Mississippi, Illinois and Michigan. We will also become subject to regulation in any other jurisdiction where we or any joint venture in which we participate conduct gaming in the future. Any regulation in other jurisdictions may or may not be similar to that in Nevada, Mississippi, Illinois and Michigan.

  . In Mississippi, in three separate instances, referenda were proposed which, if approved, would have amended the Mississippi constitution to ban gaming in Mississippi and would have required all currently legal gaming entities to cease operations within two years of the ban. All three of the proposed referenda have been ruled illegal by Mississippi state trial court judges. The proponents of the most recent referendum filed a notice of appeal of the trial court ruling with the Mississippi Supreme Court. The Mississippi Supreme Court affirmed the trial court ruling. Any such referendum must be approved by the Mississippi Secretary of State and signatures of approximately 91,700 registered voters must be gathered and certified in order for such a proposal to be included on a statewide ballot for consideration by the voters. An affirmative vote representing both a majority of the votes cast with respect to the initiative and at least 40% of the voters casting votes on any matter in the election is required to pass any Mississippi initiative. The next election for which the proponents could attempt to place such a proposal on the ballot would be in November 2002. While it is too early in the process for us to make any predictions with respect to whether such a referendum will appear on a ballot or the likelihood of such a referendum being approved by the voters, if such a referendum were passed and gaming were prohibited in Mississippi, it would have a material adverse effect on our Mississippi gaming operations.

  . Changes in applicable laws or regulations could have a significant effect on our operations and those of the gaming joint ventures in which we participate. As a result of federal legislation passed in 1996, the National Gambling Impact Study Commission conducted a two-year study of the gaming industry in the United States and reported its findings and recommendations to Congress in June 1999. It is possible that this report may result in additional regulation and taxation of the gaming industry.

  . Our operations and those of the joint ventures in which we participate are affected by changes in local and national general economic and market conditions in the locations where those operations are conducted and where customers live.

  . Our Nevada properties and those of the two Nevada joint ventures in which we participate are affected by economic conditions in California. Our operations at Mandalay Bay may also be susceptible to the effects of economic conditions in the Far East, from where a majority of our high-end players originate.

  . During the past year, utility costs in California and Nevada have risen significantly and areas of California have experienced mandated periods without electrical power, commonly referred to as "blackouts," necessitated by power shortages. Elimination of the power shortages which have caused the recent rate increases and blackouts require longer-term solutions which will be complicated by continued population growth in the southwestern United States, including California and Nevada. Further rate increases and/or blackouts, should they occur in California and/or Nevada, could have a material negative effect on our operations and the operations of the Nevada joint ventures in which we participate.

  . We and the joint ventures in which we participate are large consumers of electricity and other energy. Accordingly, the substantial increases in energy costs which have recently occurred at our Nevada properties and that we expect to continue will have a negative impact on our operating results. Additionally, higher energy and gasoline prices which affect our customers may adversely impact the number of customers who visit our properties and those of our joint ventures and adversely impact our revenues.

  . The interstate highway between southern California, where a large number of our customers reside, and Las Vegas has experienced long traffic delays during peak periods. Such delays may affect the number of customers who visit our properties in southern Nevada.

  . Any future construction, including the proposed permanent facility in Detroit and the planned convention center adjacent to Mandalay Bay, can be affected by a number of factors, including time delays in obtaining necessary governmental permits and approvals and legal challenges. Changes may be made in the scope of a project, budgets and schedules for competitive, aesthetic or other reasons, and these changes may also result from circumstances beyond our control. These circumstances include weather interference, shortages of materials and labor, work stoppages, labor disputes, unforeseen engineering, environmental or geological problems and unanticipated cost increases. Any of these circumstances could give rise to delays in the completion of any project we or any joint venture in which we participate may undertake and/or cost overruns.

  . The gaming industry represents a significant source of tax revenues to the state, county and local jurisdictions in which gaming is conducted. From time to time, various state and federal legislators and officials have proposed changes in tax laws, or in the administration of the laws, affecting the gaming industry. Proposals in recent years that have not been enacted included a federal gaming tax and increases in state or local taxes.

  . We believe that our recorded tax balances are adequate. However, it is not possible to determine with certainty the likelihood of possible changes in the tax laws or their administration. These changes, if adopted, could have a material negative effect on our operating results and the operating results of joint ventures in which we participate.

  . Our debt has increased in the past several years. The interest rate on a portion of our long-term debt is subject to fluctuation based on changes in short-term interest rates and the ratings which national rating agencies assign to outstanding debt securities. Interest expense could increase as a result of these factors.

  . Claims have been brought against us in various legal proceedings, and additional legal and tax claims may arise from time to time. While we believe that the ultimate disposition of current matters will not have a material impact on our financial condition or results of operations, it is possible that our cash flows and results of operations could be affected from time to time by the resolution of one or more of these contingencies. See the further discussion under "Legal Proceedings" in
     Item 3 of this report.

  . There is intense competition to attract and retain management and key employees in the gaming industry. Our business or the business of the joint ventures in which we participate could be adversely affected in the event of the inability to recruit or retain key personnel.

  . While Mandalay from time to time communicates with securities analysts, it is against our policy to disclose to them any material non-public information or other confidential business information. It should not be assumed that we agree with any statement or report issued by any analyst, irrespective of the content of the statement or report. Furthermore, we have a policy against publicly issuing financial forecasts or projections or confirming forecasts or projections issued by others. Hence, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, those reports are not our responsibility.

ITEM 2. PROPERTIES.

   Mandalay Bay. We own approximately 60 acres of land, with approximately 1,300 feet of frontage, on the Las Vegas Strip and Mandalay Bay which is situated on the site. For additional information concerning Mandalay Bay, see "Overview" and "Property Descriptions--Las Vegas, Nevada--Mandalay Bay" in
Item 1 of this report.

   Luxor and Excalibur. We own a 117-acre parcel on the southwest corner of the intersection of the Las Vegas Strip and Tropicana Avenue, with approximately 2,400 feet of frontage on the Las Vegas Strip, that includes, Excalibur, which is situated on the northern portion of the parcel, and Luxor, which is situated on such site to the south of Excalibur. For additional information concerning Luxor and Excalibur, see "Overview" and "Property Descriptions--Las Vegas, Nevada--Luxor" and --Excalibur" in Item 1 of this report.

   Circus Circus-Las Vegas. We own approximately 69 acres of land, with approximately 375 feet of frontage on the Las Vegas Strip, and Circus Circus-Las Vegas which is situated on the site. For additional information concerning Circus Circus-Las Vegas, see "Overview" and "Property Descriptions--Las Vegas, Nevada--Circus Circus-Las Vegas" in Item 1 of this report.

   Circus Circus-Reno. Circus Circus-Reno is situated on a three-block area in downtown Reno, of which approximately 90% is owned by us and the remainder is held under two separate leases, which expire in 2032 and 2033, respectively. For additional information concerning Circus Circus-Reno, see "Overview" and "Property Descriptions--Reno, Nevada--Circus Circus-Reno" in Item 1 of this report.

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

   Gold Strike-Tunica. We own approximately 24 acres in Tunica County, Mississippi and Gold Strike-Tunica, which is situated on the site. We also own an undivided 50% interest in an additional 388-acre site which is owned jointly with another unaffiliated gaming company. For additional information concerning Gold Strike-Tunica, see "Overview" and "Property Descriptions-- Tunica County, Mississippi--Gold Strike-Tunica" in Item 1 of this report.

   Other Real Property. Slots-A-Fun is situated on a 30,000-square-foot parcel that we own and has approximately 100 feet of frontage on the Las Vegas Strip.

   We own approximately 60 acres of unimproved land located immediately south of Mandalay Bay and approximately 15 acres of land on the Las Vegas Strip across from Luxor.

   We own 60 acres of land in Jean, Nevada to the north of Gold Strike and approximately 89 acres of land in Sloan, Nevada off of I-15. Sloan is located between Jean and Las Vegas.

   We also own or lease, or have options and/or agreements to purchase or lease, certain other improved and unimproved properties which are not deemed to be material to us.

   As of January 31, 2001, none of the aforementioned properties we own was subject to any encumbrance securing the repayment of indebtedness.

   Joint Venture Interests. Mandalay, either directly or through wholly owned subsidiaries, owns:

  . a 50% interest in the Elgin joint venture entity which owns and operates
    Grand Victoria, a riverboat casino and land-based entertainment complex in Elgin, Illinois;

  . a 50% interest in the joint venture entity which owns and operates Monte
    Carlo, a hotel-casino complex on the Las Vegas Strip;

  . a 50% interest in the joint venture entity which owns and operates Silver
    Legacy, a hotel-casino in Reno, Nevada; and

  . a 53.5% interest in the joint venture entity which owns and operates
    MotorCity Casino, a temporary casino in Detroit, Michigan.

   Reference is made to the information concerning these joint venture properties appearing under the captions "Overview" and "Property Descriptions" in Item 1 of this report, which information is hereby incorporated in this
Item 2 by this reference.

   The following table set forth for each of our joint venture properties the principal amount of indebtedness secured by encumbrances on that property as of January 31, 2001.

     Property                                                         Amount
     --------                                                      -------------
                                                                   (in millions)
     Silver Legacy................................................    $161.5
     MotorCity Casino.............................................     127.0
     Monte Carlo..................................................      87.0
     Grand Victoria...............................................       --

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

   The consolidated complaints allege that the defendants are involved in a scheme to induce people to play electronic video poker and slot machines based on false beliefs regarding how such machines operate and the extent to which a player is likely to win on any given play. The actions included claims under the Federal Racketeering Influenced and Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seek unspecified compensatory and punitive damages. A motion for class certification was filed in March 1998. The plaintiffs have filed supplemental authorities in support of the motion for class certification and defendants have responded to those authorities. Plaintiffs are scheduled to file their reply supplemental authorities on or before April 13, 2001. Thereafter, the parties anticipate that the court will rule on the motion for class certification. Discovery on the merits has been stayed pending a ruling on the motion for class certification.

 Detroit Litigation

   In Lac Vieux Desert Band of Lake Superior Chippewa Indians v. The Michigan Gaming Control Board et al., the Lac Vieux Band of Lake Superior Chippewa Indians has sought to challenge the validity of the Michigan Gaming Control and Revenue Act (the "Michigan Act") and the City of Detroit's Casino Development Competitive Selection Process ordinance (the "Detroit ordinance"). On October 31, 1997, the United States District Court for the Western District of Michigan issued an opinion holding that the Lac Vieux Band lacked standing to challenge the Michigan Act and the Detroit ordinance on First Amendment and Equal Protection grounds. In a decision issued on April 12, 1999, the United States Court of Appeals for the Sixth Circuit affirmed the District Court's determination that the Lac Vieux Band lacked standing to challenge the Michigan Act. However, the Sixth Circuit reversed the District Court's determination that (i) the Lac Vieux Band lacked standing to challenge the Detroit ordinance, (ii) the First Amendment is not implicated in the Detroit ordinance, and (iii) a rational basis review rather than a strict scrutiny review should be applied in determining the merits of the Lac Vieux equal protection claim regarding the Detroit ordinance. The Sixth Circuit remanded the case to the District Court for further proceedings consistent with the Sixth Circuit's decision. No assurance can be given regarding the probable result of this litigation. On July 17, 2000, the District Court found in favor of the Defendants as to all matters remanded by the Sixth Circuit Court of Appeals. The Lac Vieux Band appealed the District Court's decision to the United States Court of Appeals for the Sixth District, where the case is currently pending.

   We are defendants in various other pending lawsuits. In management's opinion, the ultimate outcome of such lawsuits will not have a material adverse effect on our results of operations or our financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No matter was submitted to a vote of Mandalay's security holders during the fourth quarter of the fiscal year ended January 31, 2001.

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

   Fiscal 2001                                                      Low    High
   -----------                                                     ------ ------
   First Quarter.................................................. $12.88 $19.44
   Second Quarter................................................. $18.50 $24.94
   Third Quarter.................................................. $19.00 $28.38
   Fourth Quarter................................................. $18.00 $22.44

   Fiscal 2000                                                      Low    High
   -----------                                                     ------ ------
   First Quarter.................................................. $12.69 $21.88
   Second Quarter................................................. $16.38 $26.31
   Third Quarter.................................................. $16.75 $24.00
   Fourth Quarter................................................. $15.00 $24.38

   On April 20, 2001 there were 3,200 holders of record of Mandalay's common stock.

   Dividend Policy. Mandalay does not currently pay a cash dividend, nor is one contemplated in the foreseeable future. We believe that currently our stockholders are best served by reinvestment in new, high-return projects and/or share repurchase. Mandalay has a policy of periodic share repurchase, as cash flows, borrowing capacity and market conditions warrant. For information concerning our recent share repurchase activity and our current share repurchase authorization, reference is made to "Liquidity" in Item 7 of this report.

ITEM 6. SELECTED FINANCIAL DATA.

                                          Year ended January 31,
                          ------------------------------------------------------
                             2001       2000       1999       1998       1997
                          ---------- ---------- ---------- ---------- ----------
                             (amounts in thousands, except per share amounts)
Operating Results:(1)
Net revenues............  $2,524,224 $2,050,898 $1,479,780 $1,354,487 $1,334,250
Income from operations..     431,534    273,736    242,779    236,500    222,169
Pretax income...........     194,392    103,116    140,815    147,922    163,863
Net income..............     119,700     42,163     85,198     89,908    100,733
Basic earnings per
 share..................  $     1.53 $      .47 $      .90 $      .95 $      .99
Diluted earnings per
 share..................  $     1.50 $      .46 $      .90 $      .94 $      .97

Balance Sheet Data:
Total assets............  $4,248,266 $4,329,476 $3,869,707 $3,263,548 $2,729,111
Long-term debt..........   2,623,597  2,691,292  2,259,149  1,788,818  1,405,897
Stockholders' equity....   1,068,940  1,187,780  1,157,628  1,123,749    971,791

--------
(1) The Hacienda was closed on December 1, 1996. Mandalay Bay opened on March 2, 1999 and MotorCity Casino opened on December 14, 1999. Silver City, a small casino on the Las Vegas Strip, was operated under a lease which expired October 31, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Fiscal 2001 Compared With Fiscal 2000

Results of Operations

   For the year ended January 31, 2001, we reported net income of $119.7 million, or $1.50 per diluted share, versus $42.2 million, or $.46 per diluted share, for the year ended January 31, 2000.

   The increase in earnings was due mostly to strong operating performances at our Las Vegas Strip properties and at Grand Victoria in Elgin, Illinois. MotorCity Casino, our 53.5%-owned joint venture in Detroit, Michigan, was also a factor, comparing a full year of operations in fiscal 2001 against less than two months of operations in fiscal 2000, when it opened December 14, 1999. Higher interest expense, stemming from higher average debt outstanding and higher average interest rates, offset some of the operating gains. See the discussion under "Interest Expense" for additional details. Share repurchase also benefitted earnings per share comparisons, as average diluted shares outstanding decreased to 79.7 million from 91.9 million in the prior year.

   NOTE: Results for fiscal 2001 include preopening expenses of $1.8 million ($.01 per diluted share) related to our new saltwater aquarium attraction, the Shark Reef at Mandalay Bay, which opened June 20, 2000. Results for fiscal 2001 also include $3.6 million ($.03 per diluted share) in income related to reducing a liability assumed when the Mandalay Bay site was acquired in 1995. Results for the year ended January 31, 2000 include preopening expenses of $83.0 million ($.58 per diluted share) related primarily to Mandalay Bay and MotorCity Casino (including the write-off of $33.8 million of previously capitalized preopening costs) and the write-off of $5.4 million ($.04 per diluted share) related to a timeshare project we decided not to pursue.

Revenues

   Revenues for fiscal 2001 increased $473.3 million, or 23%, from the prior year. The increase was attributable primarily to MotorCity Casino, which generated revenues of $337.1 million in fiscal 2001 versus $39.0 million in fiscal 2000. Mandalay Bay, which was open an additional month in fiscal 2001, also contributed in a significant fashion, with its revenues rising $99.3 million, or 22%.

 Casino Revenues

   Casino revenues rose $298.5 million, or 31%, during fiscal 2001 due primarily to a full year of operations at MotorCity Casino. Casino revenues at that property rose to $315.9 million from $36.1 million last year. Meanwhile, casino revenues at our Las Vegas Strip properties rose a combined 4%, led by Mandalay Bay whose casino revenues grew $19.7 million, or 11%, driven by the additional month of operations and increases in high-budget play.

 Hotel Revenues

   Hotel revenues in fiscal 2001 rose $77.2 million, or 14%. The growth came principally from our Las Vegas Strip properties, whose revenue per available room ("REVPAR") increased $9 over the prior year. Mandalay Bay again led the way, with an average room rate of $154 compared to $128 in the prior year. The growth in REVPAR was driven by increased demand stemming from a continued rise in the number of visitors to Las Vegas (up 6% for calendar year 2000). The following table compares average room rates, occupancy and REVPAR at our major wholly owned properties:

                                             FYE 1/31/2001     FYE 1/31/2000
                                           ----------------- -----------------
                                           Avg.              Avg.
                                           Rate Occ.% REVPAR Rate Occ.% REVPAR
                                           ---- ----- ------ ---- ----- ------
Mandalay Bay.............................. $154  86%   $133  $128  84%   $108
Luxor..................................... $ 98  93%   $ 92  $ 90  92%   $ 82
Excalibur................................. $ 70  94%   $ 66  $ 67  92%   $ 62
Circus Circus-Las Vegas................... $ 57  95%   $ 54  $ 56  96%   $ 54
Circus Circus-Reno........................ $ 53  82%   $ 43  $ 49  84%   $ 41
Colorado Belle............................ $ 30  84%   $ 25  $ 29  85%   $ 24
Edgewater................................. $ 27  85%   $ 23  $ 27  83%   $ 23
Gold Strike-Tunica........................ $ 69  76%   $ 52  $ 69  72%   $ 50

Weighted average all wholly owned
 properties............................... $ 79  89%   $ 70  $ 71  88%   $ 63
Weighted average wholly owned Las Vegas
 Strip properties......................... $ 93  92%   $ 85  $ 83  91%   $ 76

 Food and Beverage Revenues

   Food and beverage revenues increased $71.4 million, or 21%, from the previous year. This increase was driven largely by a full year of operations at MotorCity Casino, where food and beverage revenues increased $41.5 million over the prior year. Also stimulating food and beverage revenues were selective price increases at our Las Vegas Strip properties.

 Other Revenues

   Other revenues rose $48.2 million, or 19%, in fiscal 2001. Other revenues come principally from amusements, retail stores and entertainment. Most of the increase was attributable to Luxor, where these revenues rose $19.6 million due primarily to the success of Blue Man Group, our unique off-Broadway production which debuted in March 2000. The Shark Reef at Mandalay Bay, another instant success, opened June 2000 and contributed to a $14.4 million increase in other revenues at the property.

 Earnings of Unconsolidated Affiliates

   We record our share of the operating income of our unconsolidated joint ventures (Grand Victoria, Monte Carlo and Silver Legacy) as revenue under "Earnings of Unconsolidated Affiliates." (Results of MotorCity Casino are consolidated for financial reporting purposes.) Earnings of unconsolidated affiliates increased $16.0 million in fiscal 2001, with most of the increase attributable to the 50%-owned Grand Victoria. The contribution from this property increased $10.7 million, or 23%, from fiscal 2000. This property benefitted from more profitable dockside gaming operations throughout all of fiscal 2001, whereas it was limited to cruising operations in the first half of fiscal 2000.

Income from Operations

   For the year ended January 31, 2001, income from operations rose $157.8 million, or 58%, from the previous year. The composite operating margin was 17.1% versus 13.3% in fiscal 2000. Our Las Vegas Strip properties, along with MotorCity Casino and Grand Victoria, were the principal drivers of this growth. The table below summarizes operating results by property and is followed by a discussion of operating results by market.

                                  FYE 1/31/2001                    FYE 1/31/2000
                         -------------------------------- --------------------------------
                         Operating                        Operating
                         Income(1) Depreciation EBITDA(2) Income(1) Depreciation EBITDA(2)
                         --------- ------------ --------- --------- ------------ ---------
                                                   (in millions)
Mandalay Bay............  $ 38.4      $ 40.8     $ 79.2    $ (4.7)     $ 33.9     $ 29.2
Luxor...................    85.9        37.3      123.2      67.3        36.8      104.1
Excalibur...............    79.0        16.9       95.9      67.2        16.6       83.8
Circus Circus-Las
 Vegas(3)...............    47.7        23.6       71.3      38.7        24.0       62.7
Gold Strike-Tunica......    19.4        12.8       32.2      21.2        13.4       34.6
Colorado
 Belle/Edgewater........    13.6        11.3       24.9      18.7        10.7       29.4
Circus Circus-Reno......    18.9         9.8       28.7      14.9        10.8       25.7
Gold Strike
 properties(4)..........     7.7        10.4       18.1      12.2        10.4       22.6
MotorCity Casino(5).....    49.3        37.5       86.8       1.8         5.9        7.7
Unconsolidated joint
 ventures(6)............   108.5         6.5      115.0      92.5         6.5       99.0
Other...................    (4.9)        0.2       (4.7)    (24.6)        0.2      (24.4)
                          ------      ------     ------    ------      ------     ------
  Subtotal..............   463.5       207.1      670.6     305.2       169.2      474.4
Corporate expense.......   (32.0)       10.9      (21.1)    (31.5)        9.1      (22.4)
                          ------      ------     ------    ------      ------     ------
  Total.................  $431.5      $218.0     $649.5    $273.7      $178.3     $452.0
                          ======      ======     ======    ======      ======     ======

--------
(1) Operating income was negatively affected by preopening expenses of $1.8 million in fiscal 2001 (related to the Shark Reef at Mandalay Bay) and $49.1 million in fiscal 2000 (of which $31.1 million related to Mandalay Bay, $16.4 million related to MotorCity Casino and $1.6 million related to other). Fiscal 2000 operating income was also negatively affected by the write-off of $5.4 million of costs associated with our abandoned timeshare project.

(2) Earnings before interest, taxes, depreciation and amortization ("EBITDA"). EBITDA is not an accepted measure of performance under Generally Accepted Accounting Principles ("GAAP") and should not be considered an alternative to GAAP measures of performance.

(3) Includes Circus Circus-Las Vegas, Slots-A-Fun and Silver City Casino (which ceased operations October 31, 1999).

(4) Includes Gold Strike, Nevada Landing and Railroad Pass.

(5) MotorCity Casino is 53.5% owned and its operations are consolidated for financial reporting purposes.

(6) Includes Monte Carlo, Grand Victoria and Silver Legacy, each of which is 50%-owned.

 Las Vegas

   Our Las Vegas properties (including our 50% share of Monte Carlo) posted an overall increase in operating income of $90.3 million, or 46%, during fiscal 2001. This increase was driven by an uptrend in the number of visitors to the Las Vegas Strip, as discussed previously. At Mandalay Bay, operating income rose $43.1 million in fiscal 2001 versus the prior year. Mandalay Bay benefitted from an extra month of operations in fiscal 2001 compared to the prior year (when it opened March 2, 1999). Mandalay Bay's fiscal 2000 operating income was also affected by preopening expenses (see note below). At Luxor, operating income rose $18.6 million, or 28%. Meanwhile, operating income at Excalibur rose $11.8 million, or 17%; while at Circus Circus-Las Vegas it rose $9.0 million, or 23%. The contribution from Monte Carlo also rose, up $7.8 million, or 26%, compared with the prior year.

   NOTE: Operating income at our Las Vegas properties was negatively affected by preopening expenses of $1.8 million in fiscal 2001 (related to the Shark Reef at Mandalay Bay) and $31.1 million in fiscal 2000 (related to Mandalay
Bay).

 Reno

   Circus Circus posted an increase in operating income of $4.0 million, or 27%. Meanwhile, our share of operating income from Silver Legacy declined $2.5 million from a year ago (see note below). Fiscal 2001 results were boosted by a national bowling tournament which Reno hosts two out of every three years. The city hosted the women's national tournament from March through July 2000, but did not host any tournament in the prior year. This contributed to modest increases in casino revenues and REVPAR at both properties. However, in the fourth quarter of fiscal 2001, casino revenues decreased 3% at Circus Circus and 6% at Silver Legacy. We believe the Reno market has begun to encounter increased competition from Native American casinos in northern California. In the latter half of fiscal 2001, following the passage of Proposition 5, these Native American casinos began adding more and newer (i.e., more competitive) slot machines. We anticipate these competitive challenges to continue, which will pressure results in Nevada's drive-in, ancillary markets such as Reno and Laughlin.

   NOTE: In fiscal 2000, we recorded approximately two-thirds of Silver Legacy's operating income as a priority return on our investment. In fiscal 2001, we recorded our normal 50% share of Silver Legacy's operating income. Had we recorded 50% of Silver Legacy's operating income in fiscal 2000 instead of two-thirds, our share of operating income from Silver Legacy would have increased by $2.0 million instead of declining by $2.5 million.

 Laughlin

   Our two Laughlin properties, Colorado Belle and Edgewater, together posted a decrease in operating income of $5.1 million, or 27%, for fiscal 2001. While REVPAR was essentially flat for the year, casino revenues were down 2%. Like the Reno market, Laughlin is facing better competition from Native American casinos in its primary feeder markets in Arizona and southern California. Furthermore, a lack of health care options in this small community contributed to a 20% rise in health care costs. We have recently made changes to our health care plan which we hope will alleviate this situation in the future.

 Other Markets

   In Detroit, Michigan, MotorCity Casino delivered operating income of $49.3 million in fiscal 2001 compared to $1.8 million in fiscal 2000. This comparison reflects a full twelve months of operation in fiscal 2001 as against one and one-half months in fiscal 2000. See "Financial Position and Capital Resources" for additional details regarding our Detroit operation.

   In Tunica County, Mississippi, operating income at Gold Strike decreased $1.8 million, or 9%, during fiscal 2001. Growth in this market appears to be slowing, which has led to a flattening of results, as competition for business heightens.

   Our share of income from operations at Grand Victoria (a 50%-owned riverboat casino in Elgin, Illinois) exhibited a decided increase of $10.7 million, or 25%. This property benefitted from more profitable dockside gaming operations throughout all of fiscal 2001, whereas it was limited to cruising operations in the first half of fiscal 2000.

 Depreciation and Amortization

   In fiscal 2001, depreciation and amortization expense rose $39.7 million, to $218.0 million. This increase derived primarily from the addition of MotorCity Casino. For fiscal 2002, we estimate that our depreciation and amortization expense will be approximately $225 million, including $40 million in depreciation from MotorCity (consolidated for financial reporting purposes) and $12 million of goodwill amortization.

 Interest Expense

   In fiscal 2001, interest expense (excluding interest expense of unconsolidated joint ventures and without reduction for capitalized interest) climbed $47.5 million. The increase was due partially to higher average borrowings (approximately $2.8 billion in fiscal 2001 against approximately $2.5 billion last year), in part related to the purchase of approximately 14.5 million shares of our common stock during fiscal 2001. Average borrowings also increased due to borrowings associated with MotorCity Casino. Interest expense also reflected higher interest rates on our credit line borrowings, as well as the effect of the issuance of $500 million principal amount of 10 1/4% Senior Subordinated Notes in July 2000 and the issuance of $200 million principal amount of 9 1/2% Senior Notes in August 2000. The proceeds from these two offerings were used to pay down borrowings outstanding under our credit facility.

   At January 31, 2001, long-term debt (including current portion) stood at $2.7 billion (including $127.0 million of debt related to MotorCity Casino) compared to $2.7 billion at January 31, 2000 (including $150.0 million of debt related to MotorCity Casino). Capitalized interest was $1.6 million in fiscal 2001 compared to $11.0 million in fiscal 2000. Capitalized interest was higher in the prior year due to one month of capitalized interest on Mandalay Bay, which opened March 2, 1999.

   We also recorded interest expense related to unconsolidated joint ventures of $11.3 million in fiscal 2001 compared with $11.1 million in the previous year. These amounts reflect our 50% share of the interest expense of Silver Legacy and Monte Carlo.

 Income Taxes

   The effective tax rates for fiscal 2001 and fiscal 2000 were 38.4% and 39.1%. These rates reflect the corporate statutory rate of 35% plus the effect of various nondeductible expenses, primarily the amortization of goodwill. For fiscal 2002, we estimate our effective tax rate will be approximately 37%.

Fiscal 2000 Compared With Fiscal 1999

 Results of Operations

   For the year ended January 31, 2000, we reported net income of $42.2 million, or $.46 per diluted share, compared to $85.2 million, or $.90 per diluted share, in the prior year.

   The decrease in earnings was due primarily to the impact of preopening expenses related to Mandalay Bay and MotorCity Casino, as discussed more fully in the note below. Ignoring preopening expenses, earnings increased due to the openings of Mandalay Bay and MotorCity Casino, as well as significantly improved results at Grand Victoria.

   NOTE: Results for fiscal 2000 include $83.0 million ($.58 per diluted share) in preopening expenses associated with Mandalay Bay, which opened March 2, 1999, and MotorCity Casino, which opened

December 14, 1999. Fiscal 2000 results also include $5.4 million ($.04 per diluted share) in write-offs related to a proposed timeshare resort in Las Vegas which we decided not to pursue. Fiscal 1999 results include $6.5 million ($.04 per diluted share) of political campaign costs associated with Proposition 5, a voter initiative to approve gaming on Native American lands in California.

Revenues

   Revenues for fiscal 2000 increased $571.1 million, or 39%, from the prior year. All of our wholly owned and joint venture properties posted increases in revenues, with the overall increase attributable primarily to Mandalay Bay. This property produced revenues of $456.2 million in its first 11 months of operation. MotorCity Casino was another significant contributor, generating revenues of $39.0 million in its initial one and a half months of operation. At Gold Strike Casino Resort in Tunica County, Mississippi, revenues rose $20.6 million, or 19%, due to the addition of 1,100 hotel rooms in early 1998. Grand Victoria generated an increase of $13.4 million, or 40%, in its contribution to our revenues. Legislation permitting dockside gaming was passed in June 1999 and was a significant factor in this increase. Meanwhile, revenues at Excalibur rose $10.9 million, or 4%, driven by higher room and occupancy rates.

   Casino revenues increased $241.6 million, or 34%, during fiscal 2000, due principally to the openings of Mandalay Bay and MotorCity Casino. Hotel revenues rose $178.5 million, or 50%, due to the opening of Mandalay Bay combined with higher room and occupancy rates at our other Las Vegas properties. Revenues in our other revenue centers (principally food, beverage, amusements, retail and entertainment) rose $180.8 million, or 43%. This increase was due primarily to Mandalay Bay and to increased visitor counts at our other properties.

   NOTE: On October 31, 1999, the lease pursuant to which Mandalay operated the Silver City Casino expired and we ceased operation of that facility. Total revenues for Silver City for the nine months it was open in fiscal 2000 accounted for less than one-half of one percent of our consolidated revenues for that period.

Income from Operations

   Income from operations for fiscal 2000 increased $31.0 million, or 13%, from the prior year. The composite operating margin was 13.3%, compared to 16.4% in fiscal 1999. With the exception of Edgewater, all of our wholly owned properties reported double-digit increases in operating income for the year. Mandalay Bay posted a slight operating loss in its initial 11 months of operation; however, this was after deducting one-time preopening expenses of $31.1 million.

   At Luxor, operating income increased $11.5 million, or 21%, while it rose $8.1 million, or 14%, at Excalibur. Both properties benefitted from higher room and occupancy rates. Luxor also benefitted from lower advertising and marketing expenses. At Gold Strike, in Tunica County, Mississippi, operating income rose $9.1 million, or 76%, during fiscal 2000. The increase was the result of the addition of an 1,100-room hotel tower and extensive remodeling of the property completed during the first quarter of fiscal 1999. Meanwhile, the 50%-owned Grand Victoria's contribution to operating income grew by $13.8 million in fiscal 2000 due to the introduction of dockside gaming in June 1999.

   NOTE: Income from operations in fiscal 2000 was negatively affected by preopening expenses of $49.1 million and the write-off of $5.4 million of costs associated with the abandoned timeshare project. In fiscal 1999, income from operations was negatively impacted by $6.5 million of political campaign costs associated with Proposition 5, a voter initiative to approve gaming on Native American lands in California.

Depreciation and Amortization

   In fiscal 2000, depreciation and amortization expense rose $36.2 million, to $178.3 million. This increase derived primarily from the addition of Mandalay Bay and MotorCity Casino.

Interest Expense

   In fiscal 2000, interest expense (excluding interest expense of unconsolidated joint ventures and without reduction for capitalized interest) rose $35.6 million to $176.7 million. We had higher average debt outstanding ($2.5 billion versus $2.0 billion in fiscal 1999) that was related principally to the completion of construction of Mandalay Bay and the core components of Mandalay Mile. See discussion under "New Projects" for further details regarding Mandalay Mile. Capitalized interest was $11.0 million in fiscal 2000 versus $45.5 million in the prior year, with the decrease attributable to the completion of Mandalay Bay. We recorded interest expense from unconsolidated affiliates of $11.1 million in fiscal 2000 versus $12.3 million in fiscal 1999. These amounts represent our 50% share of Silver Legacy's and Monte Carlo's interest expense.

Financial Position and Capital Resources

Operating Activities

   Net cash provided by operating activities was $435.6 million in fiscal 2001 versus $225.0 million in fiscal 2000. The increase was driven primarily by improved operating results, as discussed previously. Mandalay had cash and cash equivalents of $105.9 million at January 31, 2001, sufficient for normal daily operating requirements.

   EBITDA was $649.5 million for fiscal 2001 compared with $452.0 million for the prior year. EBITDA is included because, as in other entertainment industries, many investors consider it a key benchmark, since it factors out the impact of depreciation and goodwill amortization, the principal noncash expenses affecting our income. EBITDA is not an accepted measure of performance under Generally Accepted Accounting Principles and should not be considered an alternative to GAAP measures of performance.

   NOTE: EBITDA for fiscal 2001 was reduced by preopening expenses of $1.8 million. EBITDA for fiscal 2000 was reduced by preopening expenses of $49.1 million and the write-off of $5.4 million in costs related to the abandoned timeshare project.

Investing Activities

   Net cash used in investing activities was $153.8 million in fiscal 2001 compared with $464.6 million in fiscal 2000. Capital spending accounted for the majority of these amounts. Capital expenditures for fiscal 2001 were $110.2 million, of which $24.7 million related to the Shark Reef at Mandalay Bay, our new saltwater aquarium attraction which opened June 20, 2000 and $15.6 million related to the renovation of a portion of the pyramid rooms at Luxor. For fiscal 2000, capital expenditures were $352.1 million, of which $213.5 million related to completion of construction of Mandalay Bay and other core components of Mandalay Mile, and $23.6 million related to the Shark Reef.

Financing Activities

   For fiscal 2001, financing activities used net cash of $292.4 million, related primarily to the purchase of 14.5 million shares of our common stock at a cost of $247.1 million. See "Liquidity" for further discussion of our share repurchase activity. For fiscal 2000, financing activities provided net cash of $274.9 million, stemming from an increase in net borrowings.

   On July 24, 2000, the Company issued $500 million principal amount of 10 1/4% Senior Subordinated Notes due August 2007. On August 16, 2000, the Company issued $200 million principal amount of 9 1/2% Senior Notes due August 2008. These notes are not subject to any sinking fund requirements. The net proceeds from these offerings were used to repay a portion of the borrowings under our credit facility.

New Projects

 Shark Reef at Mandalay Bay

   On March 2, 1999, we opened Mandalay Bay, a 43-story hotel/casino resort in Las Vegas, Nevada. Mandalay Bay is part of Mandalay Mile, our development property with approximately one mile of frontage on the Las Vegas Strip. This property is also the site of our Luxor and Excalibur resorts. Our development plan for Mandalay Mile includes various core components conceived for cross-marketing to guests at our existing and future gaming resorts within this linked complex. These core components include an aquarium exhibit, the Shark Reef at Mandalay Bay, which opened June 20, 2000. The cost of the aquarium (excluding land, capitalized interest and preopening expenses) was approximately $50 million. We intend to add other core components to Mandalay Mile in the future.

 Mandalay Bay Convention Center

   In late April 2001, we announced a proposal to build a three-level, 1.8 million square-foot convention center complex, subject to receipt of appropriate permits and approvals. The facility will be located on 16.5 acres adjacent to the existing Mandalay Bay Conference Center and will include more than 1 million square feet of exhibit space. Upon completion of the project, Mandalay Bay will offer a total of almost 2 million gross square feet of conference and exhibit space. The project is expected to break ground in June 2001 and open in Summer 2002. Specific details regarding the cost of the proposed project are not yet available.

 Detroit

   We have formed a joint venture with the Detroit-based Atwater Casino Group to build, own and operate a hotel/casino in Detroit, Michigan. This joint venture is one of three groups which negotiated development agreements with the city. We had an initial 45% ownership interest in the joint venture. In December 1999, we acquired an additional 8.5% interest at a cost of $38.4 million, thus increasing our total ownership interest to 53.5%.

   Pending the development of a permanent hotel/casino, the joint venture constructed a temporary casino (MotorCity Casino) in downtown Detroit, which opened December 14, 1999. The cost of the temporary casino, including land and capitalized interest but excluding preopening expenses, was approximately $150 million. This cost was financed pursuant to the joint venture's $150 million credit facility, which is secured by the assets associated with the temporary casino. Mandalay has guaranteed this credit facility. The joint venture's operation of the temporary casino is subject to ongoing regulatory oversight, and its ability to proceed with a permanent resort project is contingent upon the receipt of all necessary gaming approvals and satisfaction of other conditions.

   Under a plan agreed to by the City of Detroit development authorities, but not yet approved by the Detroit City Council, we would expand our temporary facility into a permanent facility by adding approximately 800 hotel rooms, expanded casino space, convention space, retail space and additional dining and entertainment facilities. We have committed to contribute 20% of the cost of the permanent facility in the form of equity, and the joint venture will seek project-specific funding for the balance of the cost. The permanent facility's cost is being evaluated in light of the decision to utilize the site of the temporary casino for the permanent facility. The development agreement provides that we will guarantee completion of the permanent facility and will enter into a keep-well guarantee with the city, pursuant to which we could be required to contribute additional funds, if and as needed, to continue operation of the project for a period of two years. This keep-well agreement also applies to the temporary casino. Mandalay has issued letters of credit totaling $50 million for the benefit of Bank of America in order to back letters of credit issued by Bank of America for the same total amount. The Bank of America letters of credit were issued to secure payments of principal and interest on bonds issued by the Economic Development Corporation of the City of Detroit. The proceeds of the bonds are to be used to finance costs associated with activities (including acquisition) relating to land located along the Detroit Riverfront (including the site where our permanent facility originally was to be located).

   Various lawsuits have been filed in the state and federal courts challenging the constitutionality of the Detroit Casino Competitive Selection Process and the Michigan Gaming Control and Revenue Act, and seeking to appeal the issuance of a certificate of suitability to MotorCity Casino. No assurance can be given regarding the timing and outcome of these proceedings. An adverse ruling in any of these lawsuits could adversely impact our joint venture's operation of the temporary facility, as well as its ability to obtain a certificate of suitability and a casino license for its permanent facility.

 Mississippi Gulf Coast

   Some time ago, we announced plans to develop a casino resort on the Bay of St. Louis, along the Mississippi Gulf Coast. In August 2000, the United States District Court for the District of Columbia issued an opinion which had the effect of revoking one of the permits issued for this project and requiring the Army Corps of Engineers to have an environmental impact statement completed prior to issuing new permits for the development of casinos in this area. In light of the estimated time to complete the environmental impact statement and the potential legal challenges that may result therefrom, we have decided not to pursue this development along the Mississippi Gulf Coast at this time.

Liquidity

   Based on our operating cash flows, credit facility and ability to raise additional funds through debt or equity markets, we believe we have sufficient capital resources to meet all of our existing cash obligations, fund our capital commitments on projects under- way and strategically purchase shares of our common stock. As of January 31, 2001, under our most restrictive loan covenant, we could issue additional debt of approximately $490 million. Our borrowing capacity under this covenant can fluctuate substantially from quarter to quarter depending upon our operating cash flow.

   In May 2000, our Board of Directors authorized the purchase of up to 15% (or approximately 11.7 million) of our then outstanding shares of common stock, as market conditions and other factors warrant. As of January 31, 2001, we had purchased 1.8 million shares pursuant to this authorization at a cost of $39.1 million. To facilitate our purchase of shares pursuant to this authorization, we entered into agreements with Bank of America providing for the purchase, in accordance with the volume and other limitations of Rule 10b-18 under the Securities Exchange Act of 1934, of up to $100 million of our outstanding common stock by Bank of America. In March 2001, we amended these agreements to provide for the acquisition of an additional $25 million of our common stock, up to a total of $125 million. The agreements provide that on March 29, 2002, we will purchase from Bank of America, at cost (plus accrued fees), the shares acquired pursuant to the agreements. At our option, we may acquire all or a portion of the shares at an earlier date, or we may become obligated to acquire all or a portion of the shares at an earlier date under certain circumstances specified in the agreements, including the obligation to settle with respect to a minimum of $25 million of our obligation on September 17, 2001, unless Bank of America agrees this early settlement is not required and we pay an additional facility fee. Although our current intention is to purchase the shares in accordance with the terms of the agreements, we could elect to net settle our obligation in cash or shares (i.e., pay cash or deliver additional shares or receive cash or shares). As of January 31, 2001, Bank of America had purchased 4.9 million shares pursuant to the agreements at a cost of $100 million, excluding commissions. Subsequent to that date, Bank of America purchased an additional 1.2 million shares at a cost of $25 million, thus fully utilizing the capacity under these agreements. Any shares we purchase from Bank of America pursuant to these agreements will reduce, by that number, the shares we may purchase pursuant to the May 2000 share purchase authorization.

Market Risk and Derivative Financial Instruments

   Mandalay is exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our variable-rate debt. We manage this market risk by utilizing derivative financial instruments in accordance with established policies and procedures. We evaluate our exposure to market risk by monitoring interest rates in the marketplace. We do not utilize derivative financial instruments for trading purposes. There were no material quantitative changes in our market risk exposure, or in how such risks were managed, during fiscal 2001.

   Our derivative financial instruments consist exclusively of interest rate swap agreements. Interest differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expense. Interest rate swaps related to debt are matched either with specific fixed-rate debt obligations or with levels of variable-rate borrowings.

   To manage our exposure to counterparty credit risk in interest rate swaps, we enter into agreements with highly rated institutions that can be expected to fully perform under the terms of such agreements. Frequently, these institutions are also members of the bank group providing our credit facility, which management believes further minimizes the risk of nonperformance.

   The following table provides information about our financial instruments (both interest rate swaps and debt obligations) that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted-average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted-average variable rates are based on implied forward rates in the yield curve. Implied forward rates should not be considered a predictor of actual future interest rates.

                                       Year ending January 31,
                         --------------------------------------------------------
                         2002    2003    2004   2005   2006   Thereafter  Total
                         -----  ------  ------  ----  ------  ---------- --------
                                            (in millions)
Long-term debt
 (including
 current portion)
  Fixed-rate............ $ 0.3  $  0.3  $150.3  $0.3  $275.3   $1,352.4  $1,778.9
  Average interest
   rate.................   6.6%    6.7%    6.7%  6.7%    9.2%       8.5%      8.5%
  Variable-rate......... $42.0  $820.0  $ 25.0    --     --         --   $  887.0
  Average interest
   rate.................   4.7%    5.1%    5.6%   --     --         --        5.1%
Interest rate swaps
  Pay fixed.............   --   $350.0  $200.0    --     --         --   $  550.0
  Average payable rate..   --      6.4%    6.4%   --     --         --        6.4%
  Average receivable
   rate.................   --      5.3%    5.7%   --     --         --        5.4%

 Forward-Looking Statements

   This report includes forward-looking statements which we have based on our current expectations about future events. They include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including statements relating to our business strategy, our current and future development plans, and statements that include the words "may," "could," "should," "would," "believe," "expect," "anticipate," "estimate," "intend," "plan" or similar expressions. These forward-looking statements are subject to risks, uncertainties, and assumptions about us and our operations that are subject to change based on various important factors, some of which are beyond our control. Factors that could cause our financial performance to differ materially from the goals, plans, objectives, intentions and expectations expressed in our forward-looking statements, include the following: (i) our development and construction activities and those of the joint ventures in which we participate, (ii) competition, (iii) leverage and debt service (including sensitivity to fluctuations in interest rates and ratings which national rating agencies assign to our outstanding debt securities), (iv) domestic and global economic, credit and capital market conditions, (v) changes in federal or state tax laws or the administration of those laws, (vi) changes in gaming laws or regulations (including the legalization or expansion of gaming in certain jurisdictions), (vii) applications for licenses and approvals under applicable laws and regulations (including gaming laws and regulations), and (viii) regulatory or judicial proceedings. Additional information concerning potential factors that we think could cause our actual results to differ materially from expected and historical results is included under the caption "Factors that May Affect Our Future Results" in Item 1 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2001. If one or more of the assumptions underlying our forward-looking statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements contained in this report. Therefore, we caution you not to place undue reliance on our forward-looking statements. This statement is provided as permitted by the Private Securities Litigation Reform Act of 1995.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

   The information in Item 7 of this report under the caption "Market Risk and Derivative Financial Instruments" is incorporated herein by this reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page
                                                                         -----
Consolidated Balance Sheets as of January 31, 2001 and 2000.............    56
Consolidated Statements of Income for the three years ended January 31,
 2001...................................................................    57
Consolidated Statements of Cash Flows for the three years ended January
 31, 2001...............................................................    58
Consolidated Statements of Stockholders' Equity for the three years
 ended January 31, 2001.................................................    59
Notes to Consolidated Financial Statements.............................. 60-75
Report of Independent Public Accountants................................    76

                     MANDALAY RESORT GROUP AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                             January 31,
                                                        ----------------------
                                                           2001        2000
                                                        ----------  ----------
                                                           (in thousands,
                                                         except share data)
                        ASSETS
                        ------
Current assets:
 Cash and cash equivalents............................. $  105,941  $  116,617
 Accounts receivable...................................     78,359      53,071
 Income tax receivable.................................        --        9,096
 Inventories...........................................     31,180      28,499
 Prepaid expenses......................................     40,986      47,807
 Deferred income tax...................................     30,164      26,449
                                                        ----------  ----------
   Total current assets................................    286,630     281,539
                                                        ----------  ----------
Property, equipment and leasehold interests, at cost,
 net...................................................  3,236,824   3,335,071
                                                        ----------  ----------
Other assets:
 Excess of purchase price over fair market value of
  net assets acquired, net.............................    384,261     396,433
 Notes receivable......................................      1,750       1,605
 Investments in unconsolidated affiliates..............    242,504     264,995
 Deferred charges and other assets.....................     96,297      49,833
                                                        ----------  ----------
   Total other assets..................................    724,812     712,866
                                                        ----------  ----------
   Total assets........................................ $4,248,266  $4,329,476
                                                        ==========  ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
 Current portion of long-term debt..................... $   42,262  $   13,022

Accounts and contracts payable:
 Trade.................................................     37,275      40,395
 Construction..........................................      3,920      33,415

Accrued liabilities:
 Salaries, wages and vacations.........................     51,866      46,897
 Progressive jackpots..................................     11,334      11,417
 Advance room deposits.................................     14,069      11,005
 Interest..............................................     53,122      19,395
 Other.................................................     82,827      69,073
                                                        ----------  ----------
   Total current liabilities...........................    296,675     244,619
                                                        ----------  ----------
Long-term debt, net of current portion.................  2,623,597   2,691,292
                                                        ----------  ----------
Other liabilities:
 Deferred income tax...................................    235,763     210,689
 Other long-term liabilities...........................     41,966      20,192
                                                        ----------  ----------
   Total other liabilities.............................    277,729     230,881
                                                        ----------  ----------
   Total liabilities...................................  3,198,001   3,166,792
                                                        ----------  ----------
Commitments and contingent liabilities
                                                        ----------  ----------
Minority interest......................................    (18,675)    (25,096)
                                                        ----------  ----------
Stockholders' equity:
 Common stock $.01 2/3 par value Authorized--
  450,000,000 shares
  Issued--113,634,013 shares...........................      1,894       1,894
 Preferred stock $.01 par value Authorized--75,000,000
  shares...............................................        --          --
 Additional paid-in capital............................    569,802     565,925
 Retained earnings.....................................  1,321,332   1,201,632
 Accumulated other comprehensive loss..................     (6,804)        --
 Treasury stock (37,357,777 and 23,764,216 shares), at
  cost.................................................   (817,284)   (581,671)
                                                        ----------  ----------
   Total stockholders' equity..........................  1,068,940   1,187,780
                                                        ----------  ----------
   Total liabilities and stockholders' equity.......... $4,248,266  $4,329,476
                                                        ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                     MANDALAY RESORT GROUP AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                 Year ended January 31,
                                            ----------------------------------
                                               2001        2000        1999
                                            ----------  ----------  ----------
                                              (in thousands, except share
                                                         data)
Revenues:
  Casino................................... $1,250,035  $  951,492  $  709,909
  Rooms....................................    611,352     534,132     355,635
  Food and beverage........................    418,081     346,647     246,622
  Other....................................    299,753     251,509     170,701
  Earnings of unconsolidated affiliates....    114,645      98,627      83,967
                                            ----------  ----------  ----------
                                             2,693,866   2,182,407   1,566,834
  Less-complimentary allowances............   (169,642)   (131,509)    (87,054)
                                            ----------  ----------  ----------
                                             2,524,224   2,050,898   1,479,780
                                            ----------  ----------  ----------
Costs and expenses:
  Casino...................................    688,868     510,794     367,449
  Rooms....................................    203,352     189,419     128,622
  Food and beverage........................    299,726     276,261     207,663
  Other....................................    210,051     179,907     113,864
  General and administrative...............    409,603     339,455     253,138
  Corporate general and administrative.....     31,990      31,539      32,464
  Depreciation and amortization............    207,147     169,226     133,801
  Operating lease rent.....................     40,121      25,994         --
  Preopening expenses......................      1,832      49,134         --
  Abandonment loss.........................        --        5,433         --
                                            ----------  ----------  ----------
                                             2,092,690   1,777,162   1,237,001
                                            ----------  ----------  ----------
Income from operations.....................    431,534     273,736     242,779
                                            ----------  ----------  ----------
Other income (expense):
  Interest, dividends and other income.....     10,889       3,652       2,730
  Interest income and guarantee fees from
   unconsolidated affiliate................      2,498       2,775       3,122
  Interest expense.........................   (222,490)   (165,670)    (95,541)
  Interest expense from unconsolidated
   affiliates..............................    (11,293)    (11,085)    (12,275)
                                            ----------  ----------  ----------
                                              (220,396)   (170,328)   (101,964)
                                            ----------  ----------  ----------
Minority interest..........................    (16,746)       (292)        --
                                            ----------  ----------  ----------
Income before provision for income taxes...    194,392     103,116     140,815
Provision for income taxes.................     74,692      38,959      55,617
                                            ----------  ----------  ----------
Income before cumulative effect of change
 in accounting principle...................    119,700      64,157      85,198
Cumulative effect of change in accounting
 for preopening expenses, net of tax
 benefit of $11,843........................        --      (21,994)        --
                                            ----------  ----------  ----------
Net income................................. $  119,700  $   42,163  $   85,198
                                            ==========  ==========  ==========
Basic earnings per share:
  Income before cumulative effect of change
   in accounting principle................. $     1.53  $      .71  $      .90
  Cumulative effect of change in accounting
   principle...............................        --         (.24)        --
                                            ----------  ----------  ----------
  Net income............................... $     1.53  $      .47  $      .90
                                            ==========  ==========  ==========
Diluted earnings per share:
  Income before cumulative effect of change
   in accounting principle................. $     1.50  $      .70  $      .90
  Cumulative effect of change in accounting
   principle...............................        --         (.24)        --
                                            ----------  ----------  ----------
  Net income............................... $     1.50  $      .46  $      .90
                                            ==========  ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                     MANDALAY RESORT GROUP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Year ended January 31,
                                               -------------------------------
                                                 2001       2000       1999
                                               ---------  ---------  ---------
                                                      (in thousands)
Increase (decrease) in cash and cash
 equivalents
Cash flows from operating activities:
 Net income................................... $ 119,700  $  42,163  $  85,198
                                               ---------  ---------  ---------
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization..............   217,984    178,301    142,141
   Increase (decrease) in deferred income
    tax.......................................    25,023     (8,104)    24,281
   Increase in allowance for doubtful
    accounts..................................   (19,514)    (7,765)    (2,491)
   Increase (decrease) in interest payable....    33,727     (8,372)     9,939
   Increase in accrued pension cost...........     4,363      2,888        --
   (Gain) loss on sale of fixed assets........       290      2,903     (1,641)
   (Increase) decrease in other current
    assets....................................     7,462    (46,032)     6,995
   Increase in other current liabilities......    18,584     42,930     19,906
   (Increase) decrease in other noncurrent
    assets....................................      (551)    32,556    (28,707)
   Decrease in other noncurrent liabilities...       --         (49)       (65)
   Unconsolidated affiliates' distributions in
    excess of earnings (earnings in excess of
    distributions)............................    22,077     (6,419)   (10,863)
   Minority interest in earnings, net of
    distributions.............................     6,421        --         --
                                               ---------  ---------  ---------
     Total adjustments........................   315,866    182,837    159,495
                                               ---------  ---------  ---------
     Net cash provided by operating
      activities..............................   435,566    225,000    244,693
                                               ---------  ---------  ---------
Cash flows from investing activities:
 Capital expenditures.........................  (110,220)  (352,133)  (671,547)
 Increase (decrease) in construction
  payable.....................................   (29,495)   (63,474)    34,360
 Increase in investments......................   (16,755)   (10,267)       --
 (Increase) decrease in investments in
  unconsolidated affiliates...................       --      10,728     (5,865)
 Net cash paid for additional ownership
  interest in joint venture...................       --     (25,225)       --
 Increase in notes receivable.................      (145)   (24,952)    (9,820)
 Proceeds from sale of equipment and other
  assets......................................     2,408        697      5,788
 Other........................................       370        --         --
                                               ---------  ---------  ---------
     Net cash used in investing activities....  (153,837)  (464,626)  (647,084)
                                               ---------  ---------  ---------
Cash flows from financing activities:
 Proceeds from issuance of senior and senior
  subordinated notes..........................   700,000        --     275,000
 Net effect on cash of issuances and payments
  of debt with initial maturities of three
  months or less..............................  (715,576)   294,990    502,528
 Issuance of debt with initial maturities in
  excess of three months......................       --         --     337,334
 Principal payments of debt with initial
  maturities in excess of three months........   (23,000)    (3,425)  (644,241)
 Debt issuance costs..........................   (16,325)    (1,072)    (7,110)
 Exercise of stock options....................    17,797     17,616        310
 Purchases of treasury stock..................  (247,128)   (29,627)   (51,634)
 Other........................................    (8,173)    (3,628)    12,962
                                               ---------  ---------  ---------
 Net cash provided by (used in) financing
  activities..................................  (292,405)   274,854    425,149
                                               ---------  ---------  ---------
Net increase (decrease) in cash and cash
 equivalents..................................   (10,676)    35,228     22,758
Cash and cash equivalents at beginning of
 year.........................................   116,617     81,389     58,631
                                               ---------  ---------  ---------
Cash and cash equivalents at end of year...... $ 105,941  $ 116,617  $  81,389
                                               =========  =========  =========
Supplemental cash flow disclosures:
 Cash paid for interest (net of amount
  capitalized)................................ $ 183,638  $ 170,272  $  82,879
 Cash paid for income taxes................... $  38,731  $  42,551  $  18,770

 Acquisition of additional ownership interest in joint
  venture:
   Cash paid.............................................. $ --  $(38,386) $--
   Current assets, other than cash........................   --   (13,462)  --
   Property and equipment.................................   --  (152,037)  --
   Other assets...........................................   --   (14,092)  --
   Current liabilities....................................   --    33,693   --
   Long-term debt.........................................   --   179,180   --
   Stockholders' equity...................................   --   (20,121)  --
                                                           ----- --------  ----
     Net cash paid for acquisition........................ $ --  $(25,225) $--
                                                           ===== ========  ====

  The accompanying notes are an integral part of these consolidated financial statements.

                     MANDALAY RESORT GROUP AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             Common                            Accumulated
                          Stock Issued  Additional                Other                    Total
                         --------------  Paid-in    Retained  Comprehensive Treasury   Stockholders'
                         Shares  Amount  Capital    Earnings      Loss        Stock       Equity
                         ------- ------ ---------- ---------- ------------- ---------  -------------
                                                       (in thousands)

Balance, January 31,
 1998................... 113,609 $1,893  $558,658  $1,074,271    $   --     $(511,073)  $1,123,749
  Net income............     --     --        --       85,198        --           --        85,198
  Exercise of stock
   options..............      14      1       272         --         --            37          310
  Treasury stock
   acquired (4,466
   shares), at cost.....     --     --        --          --         --       (51,634)     (51,634)
  Other.................     --     --          5         --         --           --             5
                         ------- ------  --------  ----------    -------    ---------   ----------
Balance, January 31,
 1999................... 113,623  1,894   558,935   1,159,469        --      (562,670)   1,157,628
  Net income............     --     --        --       42,163        --           --        42,163
  Exercise of stock
   options..............      11    --      6,990         --         --        10,626       17,616
  Treasury stock
   acquired (1,672
   shares), at cost.....     --     --        --          --         --       (29,627)     (29,627)
                         ------- ------  --------  ----------    -------    ---------   ----------
Balance, January 31,
 2000................... 113,634  1,894   565,925   1,201,632        --      (581,671)   1,187,780
  Net income............     --     --        --      119,700        --           --       119,700
  Minimum pension
   liability
   adjustment...........     --     --        --          --      (6,804)         --        (6,804)
                                                                                        ----------
   Total comprehensive
    income..............                                                                   112,896
  Exercise of stock
   options..............     --     --      6,282         --         --        11,515       17,797
  Treasury stock
   acquired (14,534
   shares), at cost.....     --     --        --          --         --      (247,128)    (247,128)
  Other.................     --     --     (2,405)        --         --           --        (2,405)
                         ------- ------  --------  ----------    -------    ---------   ----------
Balance, January 31,
 2001................... 113,634 $1,894  $569,802  $1,321,332    $(6,804)   $(817,284)  $1,068,940
                         ======= ======  ========  ==========    =======    =========   ==========



  The accompanying notes are an integral part of these consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

 Principles of Consolidation and Basis of Presentation

   Mandalay Resort Group (the "Company"), which changed its name from Circus Circus Enterprises, Inc. effective June 18, 1999, was incorporated February 27, 1974. The Company owns and operates hotel and casino facilities in Las Vegas, Reno, Laughlin, Jean and Henderson, Nevada and a hotel and dockside casino in Tunica County, Mississippi. In Detroit, Michigan, the Company is the majority investor in a temporary casino which opened December 14, 1999. It is also an investor in several unconsolidated affiliates, with operations that include a riverboat casino in Elgin, Illinois, a hotel/casino in Reno, Nevada and a hotel/casino on the Las Vegas Strip. (See Note 10--Investments in Unconsolidated Affiliates.)

   The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and the Detroit joint venture, which is required to be consolidated. Material intercompany accounts and transactions have been eliminated. Investments in 50% or less owned affiliated companies are accounted for under the equity method.

 Cash Equivalents

   At January 31, 2001 and 2000, cash equivalents (consisting principally of money market funds and instruments with initial maturities of three months or less) had a cost approximately equal to market value.

 Accounts Receivable

   Accounts receivable consists primarily of casino and hotel receivables. Casino receivables represent credit extended to approved casino customers. Hotel receivables represent charges for hotel guests and receivables related to conventions and other group business. Accounts receivable for the years ended January 31, 2001 and 2000 are shown net of an allowance for doubtful accounts of $33.3 million and $13.8 million, respectively, related primarily to casino receivables.

 Inventories

   Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out and the average cost methods.

 Depreciation and Amortization

   Depreciation and amortization of property, equipment and leasehold interests are provided using the straight-line method over the following estimated useful lives:

     Buildings and improvements...................................  15-45 years
     Equipment, furniture and fixtures............................   3-15 years
     Leasehold interests and improvements.........................   5-16 years

   Accumulated amortization of the excess of the purchase price over the fair market value of the net assets of businesses acquired was $63.5 million and $51.7 million, as of January 31, 2001 and 2000, respectively.

 Capitalized Interest

   The Company capitalizes interest costs associated with debt incurred in connection with major construction projects. When debt is not specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company's average cost of borrowed

                             MANDALAY RESORT GROUP
money. The amounts capitalized during the years ended January 31, 2001, 2000 and 1999, were $1.6 million, $11.0 million and $45.5 million, respectively.

 Goodwill

   On December 14, 1999, the Company purchased an additional ownership interest in a joint venture which operates MotorCity Casino, a temporary casino in Detroit, Michigan, bringing its total ownership interest to 53.5%. On June 1, 1995, the Company completed its acquisition of Gold Strike Resorts, in which it acquired two hotel/casino facilities in Jean, Nevada, one in Henderson, Nevada, a 50% interest in a joint venture which owns Grand Victoria, a riverboat casino and land-based entertainment complex in Elgin, Illinois, and a 50% interest in a joint venture which owns the Monte Carlo, a major hotel/casino on the Las Vegas Strip. On February 1, 1983, the Company purchased the Edgewater Hotel and Casino in Laughlin, Nevada and on November 1, 1979, the Company purchased the Slots-A-Fun Casino in Las Vegas. The excess of the purchase price over the fair market value of the net assets acquired amounted to $38.4 million for the purchase of the additional ownership interest in MotorCity Casino, $394.5 million for the purchase of Gold Strike Resorts, $9.7 million for the purchase of the Edgewater and $4.2 million for the purchase of Slots-A-Fun, and each is being amortized over a period of 40 years with the exception of the MotorCity Casino interest which is being amortized over a period of 25 years.

 Long-lived Assets

   Long-lived assets are comprised of intangible assets and property, plant and equipment. Long-lived assets, including certain identifiable intangibles and goodwill related to those assets to be held and used, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists, pursuant to the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." If an asset is determined to be impaired based on expected future cash flows, a loss, measured using a fair-value based model, is recognized in the consolidated statements of income.

 Interest Rate Swaps

   The Company, from time to time, uses interest rate swaps and similar financial instruments to assist in managing interest incurred on its long-term debt. The difference between amounts received and amounts paid under such agreements, as well as any costs or fees, is recorded as a reduction of, or addition to, interest expense as incurred over the life of the swap or similar financial instrument.

 Revenues and Expenses

   Casino revenues are the net difference between the sums received as winnings and the sums paid as losses. Incentives, such as discounts to induce casino play, are deducted from gross revenues. Revenues include the retail value of rooms, food and beverage furnished gratuitously to customers. Such amounts are then deducted as complimentary allowances. The costs of such rooms, food and beverage were included as casino expenses as follows: $102.1 million, $86.5 million and $63.2 million for the fiscal years ended January 31, 2001, 2000 and 1999, respectively. For the three years, approximately 75-85% of such costs were for food and beverage with the balance for rooms.

                             MANDALAY RESORT GROUP

 Preopening Expenses

   Preopening expenses consist principally of direct incremental personnel costs and advertising and marketing expenses. In accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5, preopening expenses incurred prior to January 31, 1999 ($33.8 million), on projects opening after that date, are reflected, net of income tax benefit of $11.8 million, as a cumulative effect of a change in accounting principle for preopening expenses in the consolidated statements of income. Preopening expenses incurred after January 31, 1999 are expensed as incurred. Previously, these costs were capitalized prior to the opening of the specific project and were charged to expense at the commencement of operations.

   For the year ended January 31, 2001, preopening expenses of $1.8 million relate to the Shark Reef at Mandalay Bay, which opened June 20, 2000. For the year ended January 31, 2000, preopening expenses of $83.0 million (including the write-off of $33.8 million of previously capitalized preopening expenses) related primarily to Mandalay Bay, the Four Seasons at Mandalay Bay, and the Company's joint venture in Detroit.

 Abandonment Loss

   During fiscal 2000, the Company wrote off $5.4 million related to a proposed timeshare resort in Las Vegas which the Company decided not to pursue.

 Use of Estimates

   The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and affect the disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

 Reclassifications

   The financial statements for prior years reflect certain reclassifications, which have no effect on net income, to conform with classifications adopted in the current year.

                             MANDALAY RESORT GROUP

Note 2. Property, Equipment and Leasehold Interests

   Property, equipment and leasehold interests are stated at cost. Additions, including maintenance projects which extend the life of an asset, are capitalized. Normal repairs and maintenance are expensed as incurred.

                                                             January 31,
                                                        -----------------------
                                                           2001         2000
                                                        -----------  ----------
                                                            (in thousands)
Land and land leases................................... $   382,793  $  364,781
Buildings and improvements.............................   3,088,717   2,872,900
Equipment, furniture and fixtures......................     809,616     896,435
Leasehold interests and improvements...................       8,664      11,305
                                                        -----------  ----------
                                                          4,289,790   4,145,421
Less--accumulated depreciation and amortization........  (1,077,322)   (893,776)
                                                        -----------  ----------
                                                          3,212,468   3,251,645
Construction in progress...............................      24,356      83,426
                                                        -----------  ----------
                                                        $ 3,236,824  $3,335,071
                                                        ===========  ==========

Note 3. Long-term Debt

   Long-term debt consists of the following:

                                                           January 31,
                                                      ----------------------
                                                         2001        2000
                                                      ----------  ----------
                                                         (in thousands)
Amounts due under bank credit agreements at floating
 interest rates, weighted average of 6.9% and 6.8%..  $  760,000  $1,425,000
Amounts due under corporate debt program at floating
 interest rates, weighted average of 6.2%...........         --       50,000
Amounts due under majority-owned joint venture
 revolving credit facility at floating interest
 rates, weighted average of 7.1%....................     127,000     150,000
6 3/4% Senior Subordinated Notes due 2003 (net of
 unamortized discount of $39 and $55)...............     149,961     149,945
9 1/4% Senior Subordinated Notes due 2005...........     275,000     275,000
6.45% Senior Notes due 2006 (net of unamortized
 discount of $220 and $264).........................     199,780     199,736
10 1/4% Senior Subordinated Notes due 2007..........     500,000         --
9 1/2% Senior Notes due 2008........................     200,000         --
7 5/8% Senior Subordinated Debentures due 2013......     150,000     150,000
7.0% Debentures due 2036 (net of unamortized
 discount of $106 and $119).........................     149,894     149,881
6.70% Debentures due 2096 (net of unamortized
 discount of $135 and $183).........................     149,865     149,817
Other notes.........................................       4,359       4,935
                                                      ----------  ----------
                                                       2,665,859   2,704,314
Less--current portion...............................     (42,262)   (13,022)
                                                      ----------  ----------
                                                      $2,623,597  $2,691,292
                                                      ==========  ==========

                             MANDALAY RESORT GROUP

   The Company has established a corporate debt program whereby it can issue commercial paper or similar forms of short-term debt. Although the debt instruments issued under this program are short term in tenor, they are classified as long-term debt because (i) they are backed by long-term debt facilities (see below) and (ii) it is management's intention to continue to replace such borrowings on a rolling basis as various instruments come due and to have such borrowings outstanding for longer than one year. To the extent that the Company incurs debt under this program, it maintains an equivalent amount of credit available under its bank credit facility, discussed more fully below.

   The Company maintains a $1.8 billion unsecured credit facility which matures on July 31, 2002 (the "Facility"). See Note 4--Leasing Arrangements, for permanent reductions in the availability under the credit facility due to certain operating lease transactions. The maturity date may be extended for an unlimited number of one-year periods with the consent of the bank group. The Facility contains financial covenants regarding total debt and investments. The Facility is for general corporate purposes. The Company incurs commitment fees (currently 25.0 basis points) on the unused portion of the Facility. The fair value of the debt issued under the Facility and the corporate debt program approximates the carrying amount of the debt due to the short-term maturities of the individual components of the debt.

   On December 14, 1999, the Company acquired an additional 8.5% ownership interest in the joint venture that owns and operates MotorCity Casino in Detroit, Michigan bringing the total ownership interest to 53.5%. Therefore, long-term debt of that joint venture is reflected as an obligation of the Company. In June 1999, the joint venture entered into a $150 million reducing revolving credit facility (the "Detroit Facility") which matures on June 30, 2003. The Detroit Facility reduces by fixed amounts quarterly, which began on December 31, 2000, and contains financial covenants regarding total debt, capital expenditures and investments. The Detroit Facility was used primarily to develop and construct the temporary casino facility. The Detroit Facility is guaranteed by the Company. The fair value of the debt issued under the Detroit Facility approximates the carrying amount of the debt.

   On July 24, 2000, the Company issued $500 million principal amount of 10 1/4% Senior Subordinated Notes due August 2007 (the "10 1/4% Notes"), with interest payable each February and August. The 10 1/4% Notes are redeemable prior to maturity at the option of the Company, in whole, at 100% of the principal amount plus a make-whole premium. A portion of the 10 1/4% Notes are also redeemable at the option of the Company prior to August 1, 2003 with the proceeds of a public offering of equity securities. The 10 1/4% Notes are not subject to any sinking fund requirements. The net proceeds from this offering were used to repay borrowings under the Company's credit facility. As of January 31, 2001, the estimated fair value of the 10 1/4% Notes was $513.1 million, based on their trading price.

   On August 16, 2000, the Company issued $200 million principal amount of 9 1/2% Senior Notes due August 2008 (the "9 1/2% Notes"), with interest payable each February and August. The 9 1/2% Notes are redeemable prior to maturity at the option of the Company, in whole, at 100% of the principal amount plus a make-whole premium. The 9 1/2% Notes are not subject to any sinking fund requirements. The net proceeds from this offering were used to repay borrowings under the Company's credit facility. As of January 31, 2001, the estimated fair value of the 9 1/2% Notes was $207.0 million, based on their trading price.

   In November 1998, the Company issued $275 million principal amount of 9 1/4% Senior Subordinated Notes due December 2005 (the "9 1/4% Notes"), with interest payable each June and December. The 9 1/4% Notes are redeemable at the option of the Company, in whole, at 100% of the principal amount plus a make-whole premium at any time prior to December 1, 2002. The 9 1/4% Notes are also redeemable at the option of the Company, in whole or in part, beginning December 1, 2002 at prices declining annually to 100% on or after December 1, 2004. The Company may also use the net proceeds of a public offering of equity securities to redeem up to 35%

                             MANDALAY RESORT GROUP
of the 9 1/4% Notes prior to December 1, 2001. The 9 1/4% Notes are not subject to any sinking fund requirements. As of January 31, 2001, the estimated fair value of the 9 1/4% Notes was $276.0 million, based on their trading price.

   In November 1996, the Company issued $150 million principal amount of 7.0% Debentures due November 2036 (the "7.0% Debentures"). The 7.0% Debentures may be redeemed at the option of the holder in November 2008. Also, in November 1996, the Company issued $150 million principal amount of 6.70% Debentures due November 2096 (the "6.70% Debentures"). The 6.70% Debentures may be redeemed at the option of the holder in November 2003. Both the 7.0% Debentures, which were discounted to $149.8 million, and the 6.70% Debentures, which were discounted to $149.7 million, have interest payable each May and November, are not redeemable by the Company prior to maturity and are not subject to any sinking fund requirements. As of January 31, 2001, the estimated fair value of the 7.0% Debentures was $133.5 million and the estimated fair value of the 6.70% Debentures was $142.5 million, based on their trading prices.

   In February 1996, the Company issued $200 million principal amount of 6.45% Senior Notes due February 1, 2006 (the "6.45% Notes"), with interest payable each February and August. The 6.45% Notes, which were discounted to $199.6 million, are not redeemable prior to maturity and are not subject to any sinking fund requirements. As of January 31, 2001, the estimated fair value of the 6.45% Notes was $181.5 million, based on their trading price.

   In July 1993, the Company issued $150 million principal amount of 6 3/4% Senior Subordinated Notes (the "6 3/4% Notes") due July 2003 and $150 million principal amount of 7 5/8% Senior Subordinated Debentures (the "7 5/8% Debentures") due July 2013, with interest payable each July and January. The 6 3/4% Notes, which were discounted to $149.8 million, and the 7 5/8% Debentures are not redeemable prior to maturity and are not subject to any sinking fund requirements. As of January 31, 2001, the estimated fair value of the 6 3/4% Notes was $142.9 million and the estimated fair value of the 7 5/8% Debentures was $121.5 million, based on their trading prices.

   The Company has a policy aimed at managing interest rate risk associated with its current and anticipated future borrowings. This policy enables the Company to use any combination of interest rate swaps, futures, options, caps and similar instruments. To the extent the Company employs such financial instruments pursuant to this policy, and the instruments qualify for hedge accounting, they are accounted for as hedging instruments. In order to qualify for hedge accounting, the underlying hedged item must expose the Company to risks associated with market fluctuations and the financial instrument used must be designated as a hedge and must reduce the Company's exposure to market fluctuation throughout the hedge period. If these criteria are not met, a change in the market value of the financial instrument is recognized as a gain or loss in the period of change. Otherwise, gains and losses are not recognized except to the extent that the financial instrument is disposed of prior to maturity. Net interest paid or received pursuant to the financial instrument is included as interest expense in the period.

   The Company has entered into various interest rate swaps, principally with its bank group, to manage interest expense, which is subject to fluctuation due to the variable-rate nature of the debt under the Company's corporate debt program. The Company has interest rate swap agreements under which it pays a fixed interest rate (weighted average of approximately 6.4%) and receives a variable interest rate (weighted average of approximately 6.5% at January 31, 2001) on $550 million notional amount of "initial" swaps. The net effect of all such swaps resulted in a reduction of interest expense of $1.2 million for the year. Three of the swaps with a combined notional amount of $350 million terminate in fiscal 2003. The remaining swap of $200 million notional amount terminates in fiscal 2004.

                             MANDALAY RESORT GROUP

   The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, the Company considers the risk of nonperformance by the counterparties to be minimal because the parties to the swaps are predominantly members of the Company's bank group. If the Company had terminated all swaps as of January 31, 2001, the Company would have had to pay a net amount of $14.3 million based on quoted market values from the various financial institutions holding the swaps.

   As of January 31, 2001, under the Company's most restrictive loan covenant, the Company was restricted from issuing additional debt in excess of approximately $490 million.

   Required annual principal payments as of January 31, 2001 are as follows:

   Year Ending                                                     January 31,
   -----------                                                    --------------
                                                                  (in thousands)
    2002.........................................................   $   42,262
    2003.........................................................      820,313
    2004.........................................................      175,274
    2005.........................................................          312
    2006.........................................................      275,312
      Thereafter.................................................    1,352,386
                                                                    ----------
                                                                    $2,665,859
                                                                    ==========

Note 4. Leasing Arrangements

   On October 30, 1998, the Company entered into an operating lease agreement with a group of financial institutions (the "Lease Facility") to permit the Company to lease up to $200 million of equipment. As of June 30, 1999, the Company had utilized the entire $200 million Lease Facility to lease equipment at Mandalay Bay and, pursuant to the terms of the lease, the commitment under the Company's bank credit facility was permanently reduced to $1.8 billion. The base term of the lease expires June 30, 2001. The lease agreement provides that the lease term will automatically renew for an additional one-year term (with a maximum of two successive one-year renewal terms) unless the Company makes prior election to terminate the lease. As of January 31, 2001, the lease term had been automatically extended to June 30, 2002. The rent expense related to this lease facility is reported separately on the consolidated statements of income as operating lease rent.

   The Company also leases various storage facilities and equipment and has various air space under operating leases expiring individually through 2032. A portion of the Circus Circus facility in Reno is built on leased land with various operating leases expiring through 2033. The following is a schedule of future minimum rental payments required as of January 31, 2001 under those operating leases that have lease terms in excess of one year:

   Year ending                                                     January 31,
   -----------                                                    --------------
                                                                  (in thousands)
    2002.........................................................    $35,573
    2003.........................................................     13,837
    2004.........................................................      1,488
    2005.........................................................        644
    2006.........................................................        623
      Thereafter.................................................      5,823
                                                                     -------
                                                                     $57,988
                                                                     =======

                             MANDALAY RESORT GROUP

   Rent expense for all leases accounted for as operating leases was as follows:

                                                         Year ended January 31,
                                                         ----------------------
                                                          2001    2000    1999
                                                         ------- ------- ------
                                                             (in thousands)
Operating rent expense.................................. $43,222 $27,988 $3,454
                                                         ======= ======= ======

Note 5. Income Taxes

   The Company accounts for income taxes according to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied. At January 31, 2001, the Company believes that its deferred tax assets are fully realizable because of the future reversal of existing taxable temporary differences and future projected taxable income. Accordingly, there is no valuation allowance at January 31, 2001.

   The components of the provision for income taxes are as follows:

                                                        Year ended January 31,
                                                       -------------------------
                                                        2001     2000     1999
                                                       ------- --------  -------
                                                            (in thousands)
Current
  Federal............................................. $53,588 $ 38,069  $34,810
  State...............................................   1,545      734      510
                                                       ------- --------  -------
                                                        55,133   38,803   35,320
                                                       ------- --------  -------
Deferred (see below)
  Federal.............................................  19,559  (11,687)  20,297
                                                       ------- --------  -------
                                                       $74,692 $ 27,116  $55,617
                                                       ======= ========  =======

   The Company has recognized a tax benefit of $2.7 million, $1.7 million and $38,000 related to the exercise of stock options for the fiscal years ended January 31, 2001, 2000 and 1999, respectively. Such amounts reduce the current portion of taxes payable.

   The components of deferred income tax expense are as follows:

                                                    Year ended January 31,
                                                   ---------------------------
                                                    2001      2000      1999
                                                   -------  ---------  -------
                                                        (in thousands)
Additional depreciation resulting from the use of
 accelerated methods for tax purposes............. $20,956  $  10,723  $11,811
Effect of writing off preopening expenses for
 financial statement purposes and amortizing over
 five years for tax purposes......................   4,409    (16,932)   1,062
Book reserve for bad debts not currently
 deductible for tax purposes......................  (6,643)    (2,715)    (872)
Difference between book and tax basis of
 investments in unconsolidated affiliates.........  (1,822)    (2,294)   3,392
Capitalized interest..............................     101        431    2,993
Other, net........................................   2,558       (900)   1,911
                                                   -------  ---------  -------
                                                   $19,559  $(11,687)  $20,297
                                                   =======  =========  =======

                             MANDALAY RESORT GROUP

   The reconciliation of the difference between the federal statutory tax rate and the Company's effective tax rate is as follows:

                                                                 Year ended
                                                                January 31,
                                                               ----------------
                                                               2001  2000  1999
                                                               ----  ----  ----
Federal statutory tax rate.................................... 35.0% 35.0% 35.0%
Nondeductible goodwill........................................  1.8   5.3   2.5
Nondeductible political contributions.........................   .2    .8   2.0
Other, net....................................................  1.4  (2.0)  --
                                                               ----  ----  ----
Effective tax rate............................................ 38.4% 39.1% 39.5%
                                                               ====  ====  ====

   The income tax effects of temporary differences between financial and income tax reporting that gave rise to deferred income tax assets and liabilities at January 31, 2001 and 2000, are as follows:

                                                            Year ended January
                                                                    31,
                                                           ---------------------
                                                             2001     2000
                                                           -------- --------
                                                              (in thousands)
Deferred tax liabilities
  Property and equipment.................................. $218,456 $192,898
  Investments in unconsolidated affiliates................   12,873   17,310
  Other...................................................   15,376    9,647
                                                           -------- --------
    Gross deferred tax liabilities........................  246,705  219,855
                                                           -------- --------
Deferred tax assets
  Accrued vacation benefits...............................    7,259    6,471
  Bad debt reserve........................................   11,475    4,832
  Preopening expenses, net of amortization................   13,276   17,451
  Other...................................................    9,096    6,861
                                                           -------- --------
    Gross deferred tax assets.............................   41,106   35,615
                                                           -------- --------
    Net deferred tax liabilities.......................... $205,599 $184,240
                                                           ======== ========

Note 6. Employee Retirement Plans

   Approximately 41% of the Company's employees are covered by union-sponsored, collectively bargained, multi-employer defined benefit pension plans. The Company contributed $13.2 million, $12.8 million and $10.2 million during the years ended January 31, 2001, 2000 and 1999, respectively, for such plans. These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked.

   The Company also has a profit sharing and investment plan covering primarily nonunion employees who are at least 21 years of age and have at least one year of service. The plan is a voluntary defined contribution plan and is subject to the provisions of the Employee Retirement Income Security Act of 1974. The plan allows for investments in the Company's common stock as one of the investment alternatives. The Company's contributions to this plan are determined based on employees' years of service and matching of employees' contributions, and were approximately $5.4 million, $4.7 million and $4.5 million in the years ended January 31, 2001, 2000 and 1999. Contributions are funded with cash.

                             MANDALAY RESORT GROUP

   On June 18, 1998, the Company adopted a Supplemental Executive Retirement Plan ("SERP"). The SERP is a defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key employees upon retirement based upon the employees' years of service, compensation and SERP tier.

   The following information summarizes activity in the SERP:

                                                               Year ended
                                                               January 31,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
                                                             (in thousands)
Changes in Projected Benefit Obligation:
  Projected benefit obligation at beginning of year........ $ 20,763  $ 12,978
  Service cost.............................................    1,783     1,395
  Interest cost............................................    1,713     1,070
  New participant liability................................    1,100       --
  Actuarial losses.........................................    6,436     5,330
  Benefits paid............................................     (247)      (10)
                                                            --------  --------
  Projected benefit obligation at end of year.............. $ 31,548  $ 20,763
                                                            ========  ========
Fair Value of Plan Assets(1)............................... $    --   $    --
                                                            ========  ========
Reconciliation of Funded Status:
  Funded status(1)......................................... $(31,548) $(20,763)
  Unrecognized actuarial loss..............................   11,585     5,330
  Unrecognized prior service cost..........................   12,712    12,545
                                                            --------  --------
  Accrued net periodic pension cost........................ $ (7,251) $ (2,888)
                                                            ========  ========
Amounts Recognized in the Consolidated Balance Sheets:
  Accrued net periodic pension cost........................ $ (7,251) $ (2,888)
  Additional minimum liability.............................  (23,179)      --
  Intangible asset.........................................   12,712       --
  Accumulated other comprehensive loss(2)..................   10,467       --
                                                            --------  --------
  Net amount recognized.................................... $ (7,251) $ (2,888)
                                                            ========  ========
Components of Net Periodic Pension Cost:
  Current period service cost.............................. $  1,783  $  1,395
  Interest cost............................................    1,713     1,070
  Amortization of prior service cost.......................      933       433
  Recognized net actuarial loss............................      181       --
                                                            --------  --------
  Net expense(3)........................................... $  4,610  $  2,898
                                                            ========  ========
Weighted Average Assumptions:
  Discount rate............................................      8.0%      8.0%
  Rate of compensation increase............................      3.0%      3.0%

--------
(1) While the SERP is an unfunded plan, the Company is informally funding the plan through life insurance contracts on the participants. The life insurance contracts had cash surrender values of $20.9 million and $10.3 million at January 31, 2001 and 2000.

(2) Amount recorded in the Consolidated Statement of Stockholders' Equity is net of income tax of $3.7 million.

(3) The periodic pension expense is included in departmental expenses.

                             MANDALAY RESORT GROUP

Note 7. Stock Options

   The Company has various stock option plans for executive, managerial and supervisory personnel as well as the Company's outside directors and consultants. The plans permit grants of options, performance shares and restricted stock awards relating to the Company's common stock. The stock options are generally exercisable in one or more installments beginning not less than six months after the grant date.

   Summarized information for stock option plans is as follows:

                                            Year ended January 31,
                          ----------------------------------------------------------
                                 2001               2000                1999
                          ------------------ ------------------ --------------------
                                    Weighted           Weighted             Weighted
                                    Average            Average              Average
                                    Exercise           Exercise             Exercise
                           Options   Price    Options   Price     Options    Price
                          --------- -------- --------- -------- ----------- --------
Outstanding at beginning
 of year................  6,029,959  $13.70  3,872,674  $14.72    5,143,505  $23.94
Granted.................    655,500   15.99  3,377,166   14.20    3,188,335   12.51
Exercised...............  (940,061)   16.06  (878,914)   18.08     (16,500)   13.29
Canceled................  (128,458)   18.36  (340,967)   19.05  (4,442,666)   23.81
                          ---------          ---------          -----------
Outstanding at end of
 year...................  5,616,940  $13.46  6,029,959  $13.70    3,872,674  $14.72
                          =========          =========          ===========
Options exercisable at
 end of year............  2,422,600  $12.52  1,937,662  $13.71    1,314,005  $21.19
Options available for
 grant at end of year...  4,884,990          1,912,032            3,973,231

   The following table summarizes information about stock options outstanding at January 31, 2001:

                    Options Outstanding                     Options Exercisable
----------------------------------------------------------- --------------------
                                        Weighted
                                         Average   Weighted             Weighted
                                        Remaining  Average              Average
                             Number    Contractual Exercise   Number    Exercise
Range of Exercise Prices   Outstanding Life (yrs)   Price   Exercisable  Price
------------------------   ----------- ----------- -------- ----------- --------
 $11.25 to $11.25.........  1,638,440     4.79      $11.25   1,322,404   $11.25
  13.00 to  13.00.........  3,228,167     8.16       13.00     927,497    13.00
  14.50 to  25.94.........    750,333     8.48       20.29     172,699    19.65
                            ---------     ----      ------   ---------   ------
                            5,616,940     7.22      $13.46   2,422,600   $12.52
                            =========     ====      ======   =========   ======

   In December 1998, replacement options to purchase an aggregate of approximately 2.6 million shares of the Company's common stock were awarded at an exercise price of $11.25 per share, subject to the surrender for cancellation of 3.9 million options with an average exercise price of $24.29.

   Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") provides, among other things, that companies may elect to account for employee stock options using a fair value method or continue to apply the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB 25").

   Under SFAS 123, all employee stock option grants are considered compensatory. Compensation cost is measured at the date of grant based on the estimated fair value of the options determined using an option pricing model. The model takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the stock, expected dividends on the stock and the risk-free interest rate over the expected life of the option. Under APB 25, generally only stock options that have an intrinsic value at the date of grant

                             MANDALAY RESORT GROUP
are considered compensatory. Intrinsic value represents the excess, if any, of the market price of the stock at the grant date over the exercise price of the options. Under both methods, compensation cost is charged to earnings over the period the options become exercisable.

   The Company has elected to continue to account for employee stock options under APB 25. Accordingly, no compensation cost has been recognized.

   The following table discloses the Company's pro forma net income and net income per share assuming compensation cost for employee stock options had been determined consistent with SFAS 123. The table also discloses the weighted average assumptions used in estimating the fair value of each option grant on the date of grant using the Black-Scholes option pricing model, and the estimated weighted average fair value of the options granted. The model assumes no expected future dividend payments on the Company's common stock.

                                                      Year ended January 31,
                                                     --------------------------
                                                       2001     2000     1999
                                                     --------  -------  -------
                                                      (in thousands, except
                                                           share data)
   Net income:
     As reported.................................... $119,700  $42,163  $85,198
     Pro forma......................................  114,480   31,527   79,722

   Net income per share (basic):
     As reported.................................... $   1.53  $   .47  $   .90
     Pro forma......................................     1.46      .35      .84

   Net income per share (diluted):
     As reported.................................... $   1.50  $   .46  $   .90
     Pro forma......................................     1.44      .34      .84

   Weighted average assumptions:
     Expected stock price volatility................     45.1%    45.1%    43.6%
     Risk-free interest rate........................      4.6%     6.4%     5.0%
     Expected option lives (years)..................      3.0      2.7      2.1
     Estimated fair value of options granted........ $   5.79  $  4.79  $  3.50

Note 8. Stock Related Matters

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

                             MANDALAY RESORT GROUP

   During the year ended January 31, 2001, the Company repurchased 14.5 million shares of its common stock at a cost of $247.1 million. In the fiscal years ended 2000 and 1999, the Company repurchased 1.7 million shares of its common stock at a cost of $29.6 million and 4.5 million shares of its common stock at a cost of $51.6 million, respectively. See also Note 11--Commitments and Contingent Liabilities for information regarding the Company's agreement to purchase shares from Bank of America.

   The Company is authorized to issue up to 75 million shares of $.01 par value preferred stock in one or more series having such respective terms, rights and preferences as are designated by the Board of Directors. No preferred stock has yet been issued.

Note 9. Earnings Per Share

   Earnings per share is computed and presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period, while diluted earnings per share reflects the impact of additional dilution for all potentially dilutive securities, such as stock options.

   The table below reconciles weighted average shares outstanding used to calculate basic earnings per share with the weighted average shares outstanding used to calculate diluted earnings per share. There were no reconciling items for net income.

                                                        Year ended January 31,
                                                       ------------------------
                                                         2001    2000    1999
                                                       -------- ------- -------
                                                            (in thousands,
                                                        except per share data)
Net income...........................................  $119,700 $42,163 $85,198
                                                       ======== ======= =======
Weighted average shares outstanding (basic earnings
 per share)..........................................    78,335  90,607  94,601
Stock options........................................     1,366   1,289      70
                                                       -------- ------- -------
Weighted average shares outstanding (diluted earnings
 per share)..........................................    79,701  91,896  94,671
                                                       ======== ======= =======
Basic earnings per share.............................  $   1.53 $   .47 $   .90
                                                       ======== ======= =======
Diluted earnings per share...........................  $   1.50 $   .46 $   .90
                                                       ======== ======= =======

                             MANDALAY RESORT GROUP

Note 10. Investments in Unconsolidated Affiliates

   The Company has investments in unconsolidated affiliates that are accounted for under the equity method. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of earnings, losses and distributions of these companies. The investment balance also includes interest capitalized during construction. Investments in unconsolidated affiliates consist of the following:

                                                                 January 31,
                                                              -----------------
                                                                2001     2000
                                                              -------- --------
                                                               (in thousands)
   Circus and Eldorado Joint Venture (50%)................... $ 72,222 $ 87,150
    (Silver Legacy, Reno, Nevada)

   Elgin Riverboat Resort (50%)..............................   39,156   40,780
    (Grand Victoria, Elgin, Illinois)

   Victoria Partners (50%)...................................  131,126  137,065
    (Monte Carlo, Las Vegas, Nevada)
                                                              -------- --------
                                                              $242,504 $264,995
                                                              ======== ========

   The Company's unconsolidated affiliates operate with fiscal years ending on December 31. Summarized balance sheet information of the unconsolidated affiliates as of December 31, 2000 and 1999 is as follows:

                                                                2000     1999
                                                              -------- --------
                                                               (in thousands)
   Current assets............................................ $108,868 $ 95,602
   Property and other assets, net............................  670,347  698,982
   Current liabilities.......................................   94,131   71,712
   Long-term debt and other liabilities......................  244,006  261,006
   Equity....................................................  441,078  461,866

   Summarized results of operations of the unconsolidated affiliates for the years ended December 31, 2000 and 1999 are as follows:

                                                                 2000     1999
                                                               -------- --------
                                                                (in thousands)
   Revenues................................................... $852,654 $764,664
   Expenses...................................................  620,987  577,193
   Operating income...........................................  231,667  187,471
   Net income.................................................  211,712  166,816

Note 11. Commitments and Contingent Liabilities

   In July 1995, Silver Legacy, a 50/50 joint venture with the Eldorado Hotel/Casino, opened in downtown Reno, Nevada. As a condition to the joint venture's $230 million bank credit agreement, Mandalay is obligated under a make-well agreement to make additional contributions to the joint venture as may be necessary to maintain a minimum coverage ratio (as defined).

   The Company has formed a joint venture with the Detroit-based Atwater Casino Group to build, own and operate a hotel/casino in Detroit, Michigan. This joint venture is one of three groups which negotiated development agreements with the city. Mandalay had an initial 45% ownership interest in the joint venture.

                             MANDALAY RESORT GROUP

Effective December 14, 1999, the Company acquired an additional 8.5% interest at a cost of $38.4 million, thus increasing its total ownership interest to 53.5%.

   Pending the development of a permanent hotel/casino, the joint venture constructed a temporary casino (MotorCity Casino) in downtown Detroit, which opened December 14, 1999. The cost of the temporary casino, including land and capitalized interest but excluding preopening expenses, was approximately $150 million. This cost was financed pursuant to the joint venture's $150 million credit facility, which is secured by the assets associated with the temporary casino. Mandalay has guaranteed this credit facility. The joint venture's operation of the temporary casino is subject to ongoing regulatory oversight, and its ability to proceed with a permanent hotel/casino facility is contingent upon the receipt of all necessary gaming approvals and satisfaction of other conditions.

   Under a plan agreed to by the City of Detroit development authorities, but not yet approved by the Detroit City Council, the Company would expand its temporary facility into a permanent facility by adding approximately 800 hotel rooms, expanded casino space, convention space, retail space and additional dining and entertainment facilities. The Company has committed to contribute 20% of the cost of the permanent facility in the form of equity, and the joint venture will seek project-specific funding for the balance of the cost. The permanent facility's cost is being evaluated in light of the decision to utilize the site of the temporary casino for the permanent facility. The development agreement provides that the Company will guarantee completion of the permanent facility and will enter into a keep-well guarantee with the city, pursuant to which it could be required to contribute additional funds, if and as needed, to continue operation of the project for a period of two years. This keep-well agreement also applies to the temporary casino. Mandalay has issued letters of credit totaling $50 million for the benefit of Bank of America in order to back letters of credit issued by Bank of America for the same total amount. The Bank of America letters of credit were issued to secure payments of principal and interest on bonds issued by the Economic Development Corporation of the City of Detroit. The proceeds of the bonds are to be used to finance costs associated with activities (including acquisition) relating to land located along the Detroit Riverfront (including the site where the joint venture's permanent facility originally was to be located).

   Various lawsuits have been filed in the state and federal courts challenging the constitutionality of the Detroit Casino Competitive Selection Process and the Michigan Gaming Control and Revenue Act, and seeking to appeal the issuance of a certificate of suitability to MotorCity Casino. No assurance can be given regarding the timing and outcome of these proceedings. An adverse ruling in any of these lawsuits could adversely impact the status of the joint venture's operation of the temporary facility, as well as its ability to obtain a certificate of suitability and a casino license for its permanent facility.

   In May 2000, the Company's Board of Directors authorized the purchase of up to 15% (or approximately 11.7 million) of the then outstanding shares of common stock, as market conditions and other factors warrant. As of January 31, 2001, the Company had purchased 1.8 million shares pursuant to this authorization at a cost of $39.1 million. To facilitate the Company's purchase of shares pursuant to this authorization, the Company entered into agreements with Bank of America providing for the purchase, in accordance with the volume and other limitations of Rule 10b-18 under the Securities Exchange Act of 1934, of up to $100 million of the Company's outstanding common stock by Bank of America. The agreements provide that the Company will purchase from Bank of America at its cost (plus accrued fees) the shares acquired pursuant to the agreements one year following completion of Bank of America's acquisition of the stock. At the Company's option, it may acquire all or a portion of the shares at an earlier date, or it may become obligated to acquire all or a portion of the shares at an earlier date under certain circumstances specified in the agreements. Although the Company's current intention is to purchase the shares in accordance with the terms of the agreements, the Company may elect to net settle the obligation in cash or shares (i.e., pay cash or deliver additional shares or receive cash or shares). As of January 31, 2001, Bank of America had purchased 4.9 million shares pursuant to this agreement at a cost of

                             MANDALAY RESORT GROUP

$100 million, excluding commissions. Any shares the Company purchases from Bank of America pursuant to these agreements will reduce, by that number, the shares the Company may purchase pursuant to the May 2000 share purchase authorization.

   The Company is a defendant in various pending litigation. In management's opinion, the ultimate outcome of such litigation will not have a material effect on the results of operations or the financial position of the Company.

Note 12. Recently Issued Accounting Standards

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which the Company will adopt in the first quarter of fiscal 2002. This statement establishes accounting and reporting standards for derivative financial instruments. The provisions of SFAS 133 require that a company recognize derivatives as either assets or liabilities on its balance sheet and that the instrument be recorded at its fair value. The statement also defines the criteria and conditions which govern the recognition of subsequent changes in the fair value of the instrument. The Company will recognize the value of its interest rate swaps ($14.3 million expense at January 31, 2001) as a cumulative effect of a change in accounting principle.

   In November 2000, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on EITF 00-14, "Accounting for Certain Sales Incentives." EITF 00-14 requires that discounts which result in a reduction in or refund of the selling price of a product or service in a single exchange transaction be recorded as a reduction of revenues. The Company's accounting policy related to free or discounted rooms, food and beverage and other services already complies with EITF 00-14, and those free or discounted services are deducted from gross revenues as "complimentary allowances." The Company's accounting policy related to discounts to induce casino play also complies with EITF 00-14, as such incentives are netted against gross casino revenues.

   In February 2001, the EITF reached a partial consensus on EITF 00-22, "Accounting for "Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future." The consensus requires that vendors recognize the cash rebate or refund obligation associated with time- or volume-based cash rebates as a reduction of revenue. The liability for such obligations should be based on the estimated amount of rebates or refunds to be ultimately earned, including an estimation of "breakage" if it can be reasonably estimated. The consensus is applicable beginning in the first quarter of fiscal 2002.

   The Company's players' clubs allow customers to earn certain complimentary services and/or cash rebates based on the volume of the customers' gaming activity. The Company accounts for its players' clubs in accordance with EITF 00-22, except that it records the charge for progress towards the complimentary services/cash rebates as a casino department expense instead of a reduction of revenue. The Company will change the classification for these charges in the first quarter of fiscal 2002, including reclassifying prior period amounts.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Mandalay Resort Group:

   We have audited the accompanying consolidated balance sheets of Mandalay Resort Group (a Nevada corporation) and subsidiaries as of January 31, 2001 and 2000 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended January 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mandalay Resort Group and subsidiaries as of January 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2001, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Las Vegas, Nevada
February 28, 2001

                  MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

   The Company is responsible for preparing the consolidated financial statements and related information appearing in this report. Management believes that the financial statements present fairly the Company's financial position, results of operations and cash flows in conformity with Generally Accepted Accounting Principles. In preparing its financial statements, the Company is required to include amounts based on estimates and judgments which management believes are reasonable under the circumstances.

   The Company maintains accounting and other control systems designed to provide reasonable assurance that financial records are reliable for purposes of preparing financial statements and that assets are properly accounted for and safeguarded. Compliance with these systems and controls is reviewed through a program of audits by an internal audit staff.

   The Board of Directors fulfills its responsibility for the Company's financial statements through its audit committee, which is composed solely of directors who are not Company officers or employees. The audit committee meets from time to time with the independent public accountants, management and the internal auditors. The independent public accountants have direct access to the audit committee, with or without the presence of management representatives.

              SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                     Year Ended January 31, 2001
                                 -----------------------------------
                                   1st      2nd      3rd      4th
                                 Quarter  Quarter  Quarter  Quarter    Total
                                 -------- -------- -------- -------- ----------
                                    (in thousands, except per share amounts)
Revenue......................... $639,616 $647,400 $638,457 $598,751 $2,524,224
Income from operations..........  130,915  119,950  114,081   66,588    431,534
Income before income tax........   78,245   60,801   47,231    8,115    194,392
Net income......................   48,858   38,052   29,371    3,419    119,700
Basic earnings per share........ $    .58 $    .49 $    .39 $    .04 $     1.53
Diluted earnings per share...... $    .58 $    .48 $    .38 $    .04 $     1.50

                                  Year Ended January 31, 2000
                              ------------------------------------
                                1st       2nd      3rd      4th
                              Quarter   Quarter  Quarter  Quarter     Total
                              --------  -------- -------- --------  ----------
                                 (in thousands, except per share amounts)
Revenue...................... $471,259  $516,181 $545,202 $518,256  $2,050,898
Income from operations.......   62,499    79,130   89,856   42,251     273,736
Income (loss) before income
 tax.........................   27,427    36,261   46,171   (6,743)    103,116
Net income (loss)............   (4,855)   23,631   28,757   (5,370)     42,163
Basic earnings (loss) per
 share....................... $   (.05) $    .26 $    .32 $   (.06) $      .47
Diluted earnings (loss) per
 share....................... $   (.05) $    .26 $    .31 $   (.06) $      .46

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   The information beginning with the question "What is the background of this year's nominees?" under the caption "Item I--Election of Directors and Nominee Biographies" to, but not including, the caption "Compensation of Directors" in the proxy statement to be filed by Mandalay Resort Group with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended January 31, 2001 and forwarded to stockholders prior to the 2001 Annual Meeting of Stockholders (the "2001 Proxy Statement"), is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION.

   The information in the 2001 Proxy Statement beginning immediately following the caption "Compensation of Directors" to, but not including, the caption "Board Committees and Meeting Attendance" and the additional information in the 2001 Proxy Statement beginning immediately following the caption "Executive Compensation" to, but not including, the caption "Certain Transactions" is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The information in the 2001 Proxy Statement beginning immediately following the caption "Stock Ownership of Certain Beneficial Owners and Management" to, but not including, the caption "General" is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   The information in the 2001 Proxy Statement beginning immediately following the caption "Certain Transactions" to, but not including, the caption "Report of the Board of Directors and the Compensation Committee on Executive Compensation" is incorporated herein by this reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K.

   (a)(1) Consolidated Financial Statements:

                     MANDALAY RESORT GROUP AND SUBSIDIARIES

                                                                         Page
                                                                         -----
Consolidated Balance Sheets as of January 31, 2001 and 2000.............    56

Consolidated Statements of Income for the three years ended January 31,
 2001...................................................................    57

Consolidated Statements of Cash Flows for the three years ended January
 31, 2001...............................................................    58

Consolidated Statements of Stockholders' Equity for the three years
 ended January 31, 2001.................................................    59

Notes to Consolidated Financial Statements.............................. 60-75

Report of Independent Public Accountants................................    76

   (a)(2) Supplemental Financial Statement Schedules:

   None.

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

 3(ii).   Restated Bylaws of the Registrant dated April 30, 1999. (Incorporated by reference to Exhibit 3(ii) to the Registrant's Annual Report on
           Form 10-K for the fiscal year ended January 31, 1999.)

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

 4(c).    Amended and Restated Loan Agreement, dated as of May 23, 1997, by and among the Registrant, the Banks named therein and Bank of America,
           N.A., as administrative agent for the Banks, and the related
           Subsidiary Guarantee dated May 23, 1997, of the Registrant's subsidiaries named therein. (Incorporated by reference to Exhibit
           4(a) to the Registrant's Quarterly Report on Form 10-Q for the
           quarterly period ended April 30, 1997.)

 4(d). Amendment No. 1 to Amended and Restated Loan Agreement, by and among the
        Registrant, the Banks named therein and Bank of America, N.A., as administrative agent for the Banks. (Incorporated by reference to Exhibit 4(a) to the Registrant's Quarterly Report for the quarterly period ended October 31, 1997.)

 4(e). Amendment No. 2 to the Loan Agreement, by and among the Registrant, the Banks named therein and Bank of America N.A., as administrative agent for the Banks. (Incorporated by reference to Exhibit 4(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1998.)

 4(f). Amendment No. 3, dated as of June 22, 1999, to the Amended and Restated
        Loan Agreement dated as of May 23, 1997, by and among the Registrant, the Banks named therein and Bank of America N.A., as administrative agent for the Banks. (Incorporated by reference to Exhibit 4(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999.)

 4(g). Rate Swap Master Agreement, dated as of October 24, 1986, and Rate Swap
        Supplements One through Four, by and between the Registrant and Bank of America, N.A. (Incorporated by reference to Exhibit 4(j) to the Registrant's Current Report on Form 8-K dated December 29, 1986.)

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

 4(l). Interest Rate Cap Agreement, dated January 13, 1998, between the
        Registrant and Morgan Guaranty Trust Company of New York. (Incorporated by reference to Exhibit 4(h) to the Registrant's Annual Report on Form
        10-K for the fiscal year ended January 31, 1998.)

 4(m). Interest Rate Cap Agreement dated June 14, 2000, between the Registrant and Morgan Guaranty Trust Company of New York. (Incorporated by reference to Exhibit 4(e) to the Registrant's Quarterly Report on Form
        10-Q for the quarterly period ended July 31, 2000.)

 4(n). Interest Rate Cap Agreement dated June 29, 2000, between the Registrant and Morgan Guaranty Trust Company of New York. (Incorporated by reference to Exhibit 4(f) to the Registrant's Quarterly Report on Form
        10-Q for the quarterly period ended July 31, 2000.)

 4(o). Grid Promissory Note, dated October 17, 1997, between the Registrant and
        Lyon Short Term Funding Corp. (Incorporated by reference to Exhibit
        4(g) to the Registrant's Quarterly Report for the quarterly period ended October 31, 1997.)

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

 4(t). Indenture by and between the Registrant and First Interstate Bank of Nevada, N.A., as Trustee with respect to the Registrant's 6 3/4%
         Senior Subordinated Notes due 2003 and its 7 5/8% Senior Subordinated
         Debentures due 2013. (Incorporated by reference to Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated July 21, 1993.)

 4(u). Indenture, dated February 1, 1996, by and between the Registrant and First Interstate Bank of Nevada, N.A., as Trustee. (Incorporated by reference to Exhibit 4(b) to the Registrant's Current Report on Form
         8-K dated January 29, 1996.)

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

 4(x). Supplemental Indenture, dated as of November 15, 1996, to an indenture dated February 1, 1996, by and between the Registrant and Wells Fargo
         Bank (Colorado), N.A., as Trustee, with respect to the Registrant's
         6.70% Senior Notes due November 15, 2096. (Incorporated by reference to Exhibit 4(c) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1996.)

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

 4(cc). Instrument of Joinder, dated May 31, 1998, by Mandalay Corp., pursuant to the Subsidiary Guaranty dated as of May 23, 1997, with respect to the Amended and Restated Loan Agreement, in favor of Bank of America, N.A., as administrative agent for the Banks. (Incorporated by reference to Exhibit 4(a) to the Registrant's Quarterly Report on Form
         10-Q for the quarterly period ended July 31, 1998.)

 4(dd). Indenture dated November 20, 1998, by and between the Registrant and The Bank of New York, as Trustee. (Incorporated by reference to
         Exhibit 4(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998.)

 4(ee). Supplemental Indenture, dated November 20, 1998, by and between the
         Registrant and The Bank of New York, as Trustee, with respect to the Registrant's 9 1/4% Senior Subordinated Notes due December 1, 2005.
         (Incorporated by reference to Exhibit 4(b) to the Registrant's
         Quarterly Report on Form 10-Q for the quarterly period ended October
         31, 1998.)

 4(ff). 9 1/4% Senior Subordinated Notes due December 1, 2005 in the principal amount of $275,000,000. (Incorporated by reference to Exhibit 4(c) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998.)

 4(gg).  Indenture dated as of July 24, 2000 by and between the Company and The
          Bank of New York with respect to $500 million aggregate principal amount of 10 1/4% Senior Subordinated Notes due 2007. (Incorporated by reference to Exhibit 4.1 to the Registrant's Form S-4 Registration
          Statement No. 333-44216.)

 4(hh). Indenture dated as of August 16, 2000 by and between the Company and The Bank of New York, with respect to $200 million aggregate principal amount of 9 1/2% Senior Notes due 2008. (Incorporated by reference to Exhibit 4.1 to the Company's Form S-4 Registration
          Statement No. 333-44838.)

 4(ii). Registration Rights Agreement dated as of July 24, 2000 by and among the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner &
          Smith Incorporated, Banc of America Securities LLC, Donaldson, Lufkin
          & Jenrette Securities Corporation, Deutsche Bank Securities Inc.,
          Commerzbank Capital Markets Corporation, Credit Suisse First Boston
          Corporation, Wasserstein Perella Securities, Inc., FleetBoston
          Robertson Stephens Inc., and SG Cowen Securities Corporation.
          (Incorporated by reference to Exhibit 4.2 to the Company's Form S-4
          Registration Statement No. 333-44216.)

 4(jj). Registration Rights Agreement dated as of August 16, 2000 by and among the Company and Banc of America Securities LLC, Merrill Lynch,
          Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc.,
          Salomon Smith Barney Inc., Credit Lyonnais Securities (USA) Inc.,
          J.P. Morgan Securities Inc. and Commerzbank Capital Markets
          Corporation. (Incorporated by reference to Exhibit 4.2 to the Company's Form S-4 Registration Statement No. 333-44838.)

 10(a).* Amended and Restated 1989 Stock Option Plan of the Registrant.
          (Incorporated by reference to Exhibit 10 to the Post Effective
          Amendment No. 4 to the Registrant's Registration Statement (No. 33-
          39215) on Form S-8.)

 10(b).* Amended and Restated 1991 Stock Incentive Plan of the Registrant.
          (Incorporated by reference to Exhibit 10 to the Post Effective
          Amendment No. 3 to the Registrant's Registration Statement (No. 33-
          56420) on Form S-8.)

 10(c).* Amended and Restated 1993 Stock Option Plan of the Registrant.
          (Incorporated by reference to Exhibit 10 to the Post Effective
          Amendment No. 2 to the Registrant's Registration Statement (No. 33-
          53303) on Form S-8.)

 10(d).* 1998 Stock Option Plan. (Incorporated by reference to Exhibit 4(g) to the Registrant's Registration Statement (No.333-51073) on Form S-8.)

 10(e). 1999 Non-Employee Directors Stock Option Plan. (Incorporated by reference to Exhibit 10(i) to the Registrant's Annual Report on Form
          10-K for the fiscal year ended January 31, 1999.)

 10(f).* 2000 Stock Incentive Plan. (Incorporated by reference to Appendix B to the Registrant's definitive proxy statement dated April 28, 2000 relating to the 2000 Annual Meeting of Registrant's Stockholders.)

 10(g).* Executive Compensation Insurance Plan. (Incorporated by reference to
          Exhibit 10(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1992.)

 10(h). Lease, dated August 3, 1977, by and between B&D Properties, Inc., as lessor, and the Registrant, as lessee; Amendment of Lease, dated May
          6, 1983. (Incorporated by reference to Exhibit 10(h) to the Registrant's Registration Statement (No. 2-85794) on Form S-1.)

 10(i).  Thirteenth Amendment and Restatement of the Registrant's Employees'
          Profit Sharing and Investment Plan. (Incorporated by reference to
          Exhibit 4(d) to Post Effective Amendment No. 11 to the Registrant's
          Registration Statement (No. 33-18278 on Form S-8.)

 10(j)   Fourteenth Amendment, dated November 21, 2000, of the Registrant's
          Employees' Profit Sharing and Investment Plan.

 10(k). Ninth Amendment and Restatement to the Registrant's Employees' Profit
         Sharing and Investment Trust. (Incorporated by reference to Exhibit
         4(e) to Post Effective Amendment No. 11 to the Registrant's
         Registration Statement (No. 33-18278) on Form S-8.)

 10(l). Group Annuity Contract No. GA70867 between Philadelphia Life (formerly
         Bankers Life Company) and Trustees of the Registrant's Employees'
         Profit Sharing and Investment Plan. (Incorporated by reference to
         Exhibit 4(c) to the Registrant's Registration Statement (No. 33-1459) on Form S-8.)

 10(m). Lease by and between Robert Lewis Uccelli, guardian, as lessor, and Nevada Greens, a limited partnership, William N. Pennington, as trustee, and William G. Bennett, as trustee, and related Assignment of Lease. (Incorporated by reference to Exhibit 10(p) to the Registrant's
         Registration Statement (No. 33-4475) on Form S-1.)

 10(n). Agreement of Purchase, dated March 15, 1985, by and between Denio
         Brothers Trucking Company, as seller, and the Registrant, as buyer, and related lease by and between Denio Brothers Trucking Co., as lessor, and Nevada Greens, a limited partnership, William N.
         Pennington, as trustee, and William G. Bennett, as trustee, and related Assignment of Lease. (Incorporated by reference to Exhibit
         10(q) to the Registrant's Registration Statement (No. 33-4475) on Form
         S-1.)

 10(o). Agreement of Joint Venture, dated as of March 1, 1994, by and among Eldorado Limited Liability Company, Galleon, Inc., and the Registrant.
         (Incorporated by reference to Exhibit 10(y) to the Registrant's Annual
         Report on Form 10-K for the fiscal year ended January 31, 1994.)

 10(p). Amended and Restated Credit Agreement, dated November 24, 1997, by and among Circus and Eldorado Joint Venture, the Banks named therein and Bank of America National Trust and Savings Association as administrative agent, and the related Note, Amended and Restated Make-
         Well Agreement and Amended and Restated Deed of Trust. (Incorporated by reference to Exhibit 4(h) to the Registrant's Quarterly Report for the quarterly period ended October 31, 1997.)

 10(q). Amendment No. 1 to the Amended and Restated Credit Agreement, by and among Circus and Eldorado Joint Venture, the Banks named therein and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10(w) to the Registrant's Annual Report on Form
         10-K for the fiscal year ended January 31, 2000.)

 10(r). Agreement and Plan of Merger, dated March 19, 1995, by and among the Registrant and M.S.E. Investments, Incorporated, Last Chance
         Investments, Incorporated, Gold Strike Investments, Incorporated,
         Diamond Gold, Inc., Gold Strike Aviation, Incorporated, Gold Strike
         Finance Company, Inc., Oasis Development Company, Inc., Michael S.
         Ensign, William A. Richardson, David R. Belding, Peter A. Simon II and
         Robert J. Verchota. (Incorporated by reference to Exhibit 10(ee) to the Registrant's Annual Report on Form 10-K for the fiscal year ended
         January 31, 1995.)

 10(s). First Amendment to Agreement and Plan of Merger, dated May 30, 1995, by and among the Registrant and M.S.E. Investments, Incorporated, Last
         Chance Investments, Incorporated, Goldstrike Investments,
         Incorporated, Diamond Gold, Inc., Gold Strike Aviation, Incorporated,
         Goldstrike Finance Company, Inc., Oasis Development Company, Inc.,
         Michael S. Ensign, William A. Richardson, David R. Belding, Peter A.
         Simon II and Robert J. Verchota. (Incorporated by reference to Exhibit
         99.2 of the Schedule 13D of Michael S. Ensign relating to the Registrant's Common Stock, filed on June 12, 1995.)

 10(t). Exchange Agreement, dated March 19, 1995, by and among the Registrant and New Way, Inc., a wholly owned subsidiary of the Registrant, Glenn
         W. Schaeffer, Gregg H. Solomon, Antonio C. Alamo, Anthony Korfman and
         William Ensign. (Incorporated by reference to Exhibit 10(ff) to the Registrant's Annual Report on Form 10-K for the fiscal year ended
         January 31, 1995.)

 10(u). First Amendment to Exchange Agreement, dated May 30, 1995, by and among the Registrant and New Way, Inc., a wholly owned subsidiary of the Registrant, Glenn W. Schaeffer, Gregg H. Solomon, Antonio C. Alamo,
         Anthony Korfman and William Ensign. (Incorporated by reference to
         Exhibit 10(d) to the Registrant's Current Report on Form 8-K dated
         June 1, 1995.)

 10(v).   Registration Rights Agreement, dated as of June 1, 1995, by and among the Registrant and Michael S. Ensign, William A. Richardson, David
           R. Belding, Peter A. Simon II, Glenn W. Schaeffer, Gregg H. Solomon,
           Antonio C. Alamo, Anthony Korfman, William Ensign and Robert J.
           Verchota. (Incorporated by reference to Exhibit 99.5 of the Schedule
           13D of Michael S. Ensign, relating to the Registrant's Common Stock, filed on June 12, 1995.)

 10(w).   Standstill Agreement, dated as of June 1, 1995, by and among the
           Registrant and Michael S. Ensign, William A. Richardson, David R.
           Belding, Peter A. Simon II and Glenn W. Schaeffer. (Incorporated by
           reference to Exhibit 99.4 of the Schedule 13D of Michael S. Ensign,
           relating to the Registrant's Common Stock, filed on June 12, 1995.)

 10(x).   Amendment No. 1 to Standstill Agreement, effective April 16, 1996, by and among the Registrant and Michael S. Ensign, William A.
           Richardson, David R. Belding, Peter A. Simon II and Glenn W.
           Schaeffer. (Incorporated by reference to Exhibit 99.7 of Amendment
           No. 2 to the Schedule 13D of Michael S. Ensign, relating to the
           Registrant's Common Stock, filed on September 5, 1996.)

 10(y).*  2000 Executive Officers' Bonus Plan. (Incorporated by reference to
           Appendix A to the Registrant's definitive proxy statement dated
           April 28, 2000 relating to its 2000 Annual Meeting of Stockholders.)

 10(z).*  Amendment and Restatement of Employment Agreement dated November 1,
           1997, by and between the Registrant and Clyde Turner. (Incorporated by reference to Exhibit 10(ee) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.)

 10(aa).* Agreement and Release dated January 17, 1998, by and between the Registrant and Clyde Turner. (Incorporated by reference to Exhibit
           10(ff) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.)

 10(bb).* Amendment and Restatement of Employment Agreement dated November 1,
           1997, by and between the Registrant and Michael S. Ensign.
           (Incorporated by reference to Exhibit 10(gg) to the Registrant's
           Annual Report on Form 10-K for the fiscal year ended January 31, 1998.)

 10(cc).* Amendment and Restatement of Employment Agreement dated November 1,
           1997, by and between the Registrant and Glenn W. Schaeffer.
           (Incorporated by reference to Exhibit 10(hh) to the Registrant's
           Annual Report on Form 10-K for the fiscal year ended January 31, 1998.)

 10(dd).* Amendment and Restatement of Employment Agreement dated November 1,
           1997, by and between the Registrant and William A. Richardson.
           (Incorporated by reference to Exhibit 10(ii) to the Registrant's
           Annual Report on Form 10-K for the fiscal year ended January 31, 1998.)

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

 10(hh).  Amendment dated July 15, 1993 to the Joint Venture Agreement between
           Nevada Landing Partnership and RBG, L.P. (Incorporated by reference to Exhibit 10(h) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1995.)

 10(ii). Amendment dated October 6, 1994 to the Joint Venture Agreement between Nevada Landing Partnership and RBG, L.P. (Incorporated by reference to Exhibit 10(i) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1995.)

 10(jj). Amendment dated June 1, 1995 to the Joint Venture Agreement between
          Nevada Landing Partnership and RBG, L.P. (Incorporated by reference to Exhibit 10(j) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1995.)

 10(kk). Amendment dated February 28, 1996 to the Joint Venture Agreement between Nevada Landing Partnership and RBG, L.P. (Incorporated by reference to Exhibit 10(ww) to the Registrant's Annual Report on Form
          10-K for the fiscal year ended January 31, 1996.)

 10(ll). Reducing Revolving Loan Agreement, dated as of December 21, 1994, among Victoria Partners, each bank party thereto, The Long-Term
          Credit Bank of Japan, Ltd., Los Angeles Agency, and Societe Generale, as Co-agents, and Bank of America N.A., as administrative agent
          (without Schedules or Exhibits) (the "Victoria Partners Loan
          Agreement"). (Incorporated by reference to Exhibit 99.2 to Amendment
          No. 1 on Form 8-K/A to the Current Report on Form 8-K dated December
          9, 1994 of Mirage Resorts, Incorporated. Commission File No. 1-6697.)

 10(mm). Amendment No. 1 to the Victoria Partners Loan Agreement, dated as of
          January 31, 1995. (Incorporated by reference to Exhibit 10(uu) to the
          Annual Report on Form 10-K for the year ended December 31, 1994 of
          Mirage Resorts, Incorporated. Commission File No. 1-6697.)

 10(nn). Amendment No. 2 to the Victoria Partners Loan Agreement, dated as of
          June 30, 1995. (Incorporated by reference to Exhibit 10.1 to the
          Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 of Mirage Resorts, Incorporated. Commission File No. 1-6697.)

 10(oo). Amendment No. 3 to the Victoria Partners Loan Agreement, dated as of
          July 28, 1995. (Incorporated by reference to Exhibit 10.3 to the
          Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 of Mirage Resorts, Incorporated. Commission File No. 1-6697.)

 10(pp). Amendment No. 4 to the Victoria Partners Loan Agreement, dated as of
          October 16, 1995. (Incorporated by reference to Exhibit 10(a) to the
          Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1995.)

 10(qq). Amendment No. 5 to the Victoria Partners Loan Agreement dated as of
          August 1, 1996. (Incorporated by reference to Exhibit 10(a) to the
          Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1996.)

 10(rr). Amendment No. 6 to the Victoria Partners Loan Agreement, dated as of
          April 12, 1997. (Incorporated by reference to Exhibit 10(ccc) to the
          Registrant's Annual Report on Form 10-K for the fiscal year ended
          January 31, 1997.)

 10(ss). Amendment No. 7 to the Victoria Partners Loan Agreement, dated as of
          January 12, 1998. (Incorporated by reference to Exhibit 10.2 to the
          Quarterly Report on Form 10-Q for the quarterly period ended March
          31, 1998 of Mirage Resorts, Incorporated. Commission File No. 1-
          6697.)

 10(tt). Joint Venture Agreement, dated as of December 9, 1994, between MRGS
          Corp. and Gold Strike L.V. (without Exhibit) (the "Victoria Partners
          Venture Agreement"). (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated December 9, 1994 of Mirage
          Resorts, Incorporated. Commission File No. 1-6697.)

 10(uu). Amendment No. 1 to the Victoria Partners Venture Agreement dated as of
          April 17, 1995. (Incorporated by reference to Exhibit 10(c) to the
          Quarterly Report on Form 10-Q for the quarterly period ended March
          31, 1995 of Mirage Resorts, Incorporated. Commission File
          No. 1-6697.)

 10(vv). Amendment No. 2 to the Victoria Partners Venture Agreement dated as of
          September 25, 1995. (Incorporated by reference to Exhibit 10.4 to the
          Quarterly Report on Form 10-Q for the quarterly period ended
          September 30, 1995 of Mirage Resorts, Incorporated. Commission File
          No. 1-6697.)

 10(ww). Amendment No. 3 to the Victoria Partners Venture Agreement dated as of
          February 28, 1996. (Incorporated by reference to Exhibit 10(fff) to the Registrant's Annual Report on Form 10-K for the fiscal year ended
          January 31, 1996.)

 10(xx). Amendment No. 4 to the Victoria Partners Venture Agreement dated as of May 29, 1996. (Incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1996.)

 10(yy).  Consulting Agreement, dated June 1, 1995, between Circus Circus
           Casinos, Inc. (a subsidiary of the Registrant) and Lakeview Company.
           (Incorporated by reference to Exhibit 10(ggg) to the Registrant's
           Annual Report on Form 10-K for the fiscal year ended January 31, 1996.)

 10(zz).  Operating Agreement, dated October 7, 1997, by and between Circus
           Circus Michigan, Inc. and Atwater Casino Group, L.L.C. (Incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report for the quarterly period ended October 31, 1997.)

 10(aaa). First Amendment to Operating Agreement, dated October 7, 1997, by and between Circus Circus Michigan, Inc. and Atwater Casino Group,
           L.L.C. (Incorporated by reference to Exhibit 10(hhh) to the Registrant's Annual Report on Form 10-K for the fiscal year ended
           January 31, 2000.)

 10(bbb). Amended First Amendment to Operating Agreement, dated October 7,
           1997, by and between Circus Circus Michigan, Inc. and Atwater Casino
           Group, L.L.C. (Incorporated by reference to Exhibit 10(iii) to the Registrant's Annual Report on Form 10-K for the fiscal year ended
           January 31, 2000.)

 10(ccc). Second Amendment to Operating Agreement, dated October 7, 1997, by and between Circus Circus Michigan, Inc. and Atwater Casino Group,
           L.L.C. (Incorporated by reference to Exhibit 10(jjj) to the Registrant's Annual Report on Form 10-K for the fiscal year ended
           January 31, 2000.)

 10(ddd). Third Amendment, dated January 21, 2001 to Operating Agreement, dated
           October 7, 1997, by and between Circus Circus Michigan, Inc. and
           Atwater Casino Group, L.L.C.

 10(eee). Amended and Restated Development Agreement, dated as of April 9,
           1998, by and among Detroit Entertainment, L.L.C., the City of Detroit and the Economic Development Corporation of the City of Detroit for the City of Detroit Casino Development Project.
           (Incorporated by reference to Exhibit 10(a) to the Registrant's
           Quarterly Report on Form 10-Q for the quarterly period ended
           July 31, 1998.)

 10(fff). First Amendment to the Amended and Restated Development Agreement, dated as of April 9, 1998, by and among Detroit Entertainment, L.L.C., the City of Detroit and the Economic Development Corporation of the City of Detroit for the City of Detroit Casino Development
           Project. (Incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1998.)

 10(ggg). Second Amendment, dated December 1999, to the Amended and Restated
           Development Agreement, dated April 9, 1998, by and among Detroit
           Entertainment, L.L.C., the City of Detroit and the Economic
           Development Corporation of the City of Detroit for the City of Detroit Casino Development Project. (Incorporated by reference to
           Exhibit 10(mmm) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2000.)

 10(hhh). Third Amendment, dated November 2000, to the Amended and Restated
           Development Agreement, dated April 9, 1998, by and among Detroit
           Entertainment, L.L.C., the City of Detroit and the Economic
           Development Corporation of the City of Detroit for the City of Detroit Casino Development Project.

 10(iii). Conveyance Agreement, dated April 29, 1999, by and among the City of
           Detroit, the Economic Development Corporation of the City of Detroit and Detroit Entertainment, L.L.C. (Incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1999.)

 10(jjj). Loan Agreement, dated as of June 30, 1999 among Detroit
           Entertainment, L.L.C., the Banks named therein and Bank of America
           National Trust and Savings Association, as administrative agent for the Banks. (Incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999.)

 10(kkk).  Amendment No. 1 to the Loan Agreement, dated June 30, 1999 among
            Detroit Entertainment, L.L.C., the Banks named therein and Bank of America, N.A., as administrative agent for the Banks. (Incorporated by reference to Exhibit 10(d) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2000.)

 10(lll).  Amendment No. 2, dated January 31, 2001, to the Loan Agreement, dated June 30, 1999, among Detroit Entertainment, L.L.C., the Banks named therein and Bank of America, N.A., as administrative agent for the Banks.

 10(mmm).  Subordination Agreement, dated January 31, 2001, by and between
            Circus Circus Michigan, Inc. and Detroit Entertainment, L.L.C., with respect to the Loan Agreement, dated June 30, 1999, in favor of Bank of America, N.A., as administrative agent for the lending banks.

 10(nnn).  Hotel Pre-opening Services Agreement, dated as of January 1, 1997, by and among the Registrant and Four Seasons Hotels Limited.
            (Incorporated by reference to Exhibit 10(kkk) to the Registrant's
            Annual Report on Form 10-K for the fiscal year ended January 31, 1998.)

 10(ooo).  Hotel Management Agreement, dated as of March 10, 1998, by and among the Registrant, Mandalay Corp. and Four Seasons Hotel Limited.
            (Incorporated by reference to Exhibit 10(lll) to the Registrant's
            Annual Report on Form 10-K for the fiscal year ended January 31, 1998.)

 10(ppp).  Hotel License Agreement, dated as of March 10, 1998, by and among
            Mandalay Corp. and Four Seasons Hotel Limited. (Incorporated by reference to Exhibit 10(mmm) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.)

 10(qqq).  Lease Intended As Security, dated October 30, 1998, among Circus
            Circus Leasing, Inc., as lessee; the Registrant, as guarantor;
            First Security Bank, National Association, as Trustee, the Banks named therein and Bank of America, N.A., as administrative agent for the Banks. (Incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998.)

 10(rrr).  Amendment No. 1, dated January 28, 1999, to Lease Intended As
            Security, dated October 30, 1998, among Circus Circus Leasing,
            Inc., as lessee; the Registrant, as guarantor; First Security Bank, National Association, as Trustee, the Banks named therein and Bank of America, N.A., as administrative agent for the Banks.

 10(sss).  Guaranty, dated October 30, 1998, by the Registrant in favor of
            First Security Bank, National Association, as Trustee, and the
            Banks named therein. (Incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998.)

 10(ttt).* Supplemental Executive Retirement Plan. (Incorporated by reference to Exhibit 10(c) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998.)

 10(uuu).  Amendment No. 1 to Supplemental Executive Retirement Plan.

 10(vvv).  Stock Purchase Agreement, dated as of September 8, 2000, among the
            Registrant, Bank of America, N.A. and MBG Trust. (Incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2000.)

 10(www).  First Amendment, dated as of January 2, 2001, to Stock Purchase
            Agreement, dated as of September 8, 2000, among the Registrant, Bank of America, N.A., and MBG Trust.

 10(xxx).  Second Amendment, dated as of March 21, 2001, to Stock Purchase
            Agreement, dated as of September 8, 2000, among the Registrant, Bank of America, N.A., and MBG Trust.

 10(yyy).  Collateral Agreement dated as of September 8, 2000 among the
            Registrant, Bank of America, N.A., MBG Trust and Banc of America
            Securities LLC. (Incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2000.)

 10(zzz).  Amended and Restated Trust Agreement dated as of September 8, 2000 between NMS Services (Cayman), Inc. and Wilmington Trust Company.
            (Incorporated by reference to Exhibit 10(c) to the Registrant's
            Quarterly Report on Form 10-Q for the quarterly period ended July
            31, 2000.)

 21. Subsidiaries of the Registrant.

 23. Consent of Arthur Andersen LLP.

--------
 * This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report.

   Certain instruments with respect to long-term debt have not been filed hereunder or incorporated by reference herein where the total amount of such debt thereunder does not exceed 10% of our consolidated total assets. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

   (b) During the fourth quarter of the fiscal year ended January 31, 2001, Mandalay filed no Current Report on Form 8-K.

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

                                          MANDALAY RESORT GROUP

Dated: April 30, 2001
                                                 /s/ Michael S. Ensign
                                          By: _________________________________
                                                     Michael S. Ensign,
                                                   Chairman of the Board

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                  Date
             ---------                           -----                  ----

      /s/ Michael S. Ensign          Chairman of the Board, Chief  April 30, 2001
____________________________________  Executive Officer and Chief
         Michael S. Ensign            Operating Officer
                                      (Principal Executive
                                      Officer)

    /s/ William A. Richardson        Vice Chairman of the Board    April 30, 2001
____________________________________
       William A. Richardson


       /s/ Glenn Schaeffer           President, Chief Financial    April 30, 2001
____________________________________  Officer, Treasurer and
          Glenn Schaeffer             Director (Principal
                                      Financial Officer)

          /s/ Les Martin             Vice President and Chief      April 30, 2001
____________________________________  Accounting Officer
             Les Martin               (Principal Accounting
                                      Officer)

      /s/ William E. Bannen          Director                      April 30, 2001
____________________________________
         William E. Bannen


       /s/ Arthur H. Bilger          Director                      April 30, 2001
____________________________________
          Arthur H. Bilger


     /s/ Rose McKinney-James         Director                      April 30, 2001
____________________________________
        Rose McKinney-James


       /s/ Michael D. McKee          Director                      April 30, 2001
____________________________________
          Michael D. McKee


        /s/ Donna B. More            Director                      April 30, 2001
____________________________________
           Donna B. More

                               INDEX TO EXHIBITS

                                   FORM 10-K
                               Fiscal Year Ended
                                January 31, 2001

 Exhibit
 Number
 -------
 10(j).   Fourteenth Amendment, dated November 21, 2000, of the Registrant's
           Employees' Profit Sharing and Investment Plan.

 10(ddd). Third Amendment, dated January 21, 2001 to Operating Agreement, dated
           October 7, 1997, by and between Circus Circus Michigan, Inc. and
           Atwater Casino Group, L.L.C.

 10(hhh). Third Amendment, dated November 2000, to the Amended and Restated
           Development Agreement, dated April 9, 1998, by and among Detroit
           Entertainment, L.L.C., the City of Detroit and the Economic
           Development Corporation of the City of Detroit for the City of Detroit Casino Development Project.

 10(lll). Amendment No. 2, dated January 31, 2001, to the Loan Agreement, dated
           June 30, 1999, among Detroit Entertainment, L.L.C., the Banks named therein and Bank of America, N.A., as administrative agent for the Banks.

 10(mmm). Subordination Agreement, dated January 31, 2001, by and between
           Circus Circus Michigan, Inc. and Detroit Entertainment, L.L.C., with respect to the Loan Agreement, dated June 30, 1999, in favor of Bank of America, N.A., as administrative agent for the lending banks.

 10(rrr). Amendment No. 1, dated January 28, 1999, to Lease Intended As
           Security, dated October 30, 1998, among Circus Circus Leasing, Inc., as lessee; the Registrant, as guarantor; First Security Bank, National Association, as Trustee, the Banks named therein and Bank of America, N.A., as administrative agent for the Banks.

 10(uuu). Amendment No. 1 to Supplemental Executive Retirement Plan.

 10(www). First Amendment, dated as of January 2, 2001, to Stock Purchase
           Agreement, dated as of September 8, 2000, among the Registrant, Bank of America, N.A., and MBG Trust.

 10(xxx). Second Amendment, dated as of March 21, 2001, to Stock Purchase
           Agreement, dated as of September 8, 2000, among the Registrant, Bank of America, N.A., and MBG Trust.

 21.      Subsidiaries of the Registrant.

 23.      Consent of Arthur Andersen LLP.