Form 10-Q
period 2001-04-30
MANDALAY RESORT GROUP
filed 2001-06-14
CIK 725549

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-8570

MANDALAY RESORT GROUP
(Exact name of registrant as specified in its charter)

Nevada	88-0121916
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 31, 2001
Common Stock, $.01 2/3 par value	74,695,738 shares

MANDALAY RESORT GROUP AND SUBSIDIARIES

Form 10-Q

INDEX

		Page No.
Part I. FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets at April 30, 2001 (Unaudited) and January 31, 2001	3
	Condensed Consolidated Statements of Income (Unaudited) for the Three Months Ended April 30, 2001 and 2000	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended April 30, 2001 and 2000	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6-13
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-20
Item 3.	Quantitative and Qualitative Disclosures About Market Risks	20
Part II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	21

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MANDALAY RESORT GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 30, 2001	January 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$169,843	$105,941
Receivables	81,824	78,359
Inventories	30,038	31,180
Prepaid expenses and other	66,189	71,150

Total current assets	347,894	286,630
PROPERTY, EQUIPMENT AND LEASEHOLD INTERESTS, at cost, less accumulated depreciation and amortization of $1,126,296 and $1,077,322, respectively	3,207,211	3,236,824
EXCESS OF PURCHASE PRICE OVER FAIR MARKET value of net assets acquired, net	381,082	384,261
INVESTMENTS IN UNCONSOLIDATED AFFILIATES	240,564	242,504
OTHER ASSETS	108,514	98,047

Total Assets	$4,285,265	$4,248,266

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$42,257	$42,262
Accounts payable—trade	50,946	37,275
Accounts payable—construction	1,787	3,920
Accrued liabilities	240,519	213,218

Total current liabilities	335,509	296,675
LONG-TERM DEBT	2,589,524	2,623,597
DEFERRED INCOME TAX	228,602	235,763
OTHER LONG-TERM LIABILITIES	59,697	41,966

Total liabilities	3,213,332	3,198,001

MINORITY INTEREST	(14,653)	(18,675)

STOCKHOLDERS' EQUITY:
Common stock, $.01 2/3 par value Authorized—450,000,000 shares Issued—113,634,013 shares	1,894	1,894
Preferred stock, $.01 par value Authorized—75,000,000 shares	—	—
Additional paid-in capital	567,000	569,802
Retained earnings	1,368,694	1,321,332
Accumulated other comprehensive loss	(17,602)	(6,804)
Treasury stock (38,107,777 and 37,357,777 shares), at cost	(833,400)	(817,284)

Total stockholders' equity	1,086,586	1,068,940

Total Liabilities and Stockholders' Equity	$4,285,265	$4,248,266

The accompanying notes are an integral part of these
condensed consolidated financial statements.

MANDALAY RESORT GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

(Unaudited)

	Three Months Ended April 30,
	2001	2000
REVENUES:
Casino	$318,678	$308,710
Rooms	170,800	159,930
Food and beverage	109,273	105,502
Other	82,036	69,748
Earnings of unconsolidated affiliates	31,245	29,649

	712,032	673,539
Less-complimentary allowances	(42,951)	(39,872)

	669,081	633,667

COSTS AND EXPENSES:
Casino	170,297	156,196
Rooms	52,481	50,644
Food and beverage	75,288	76,781
Other operating expenses	56,728	50,031
General and administrative	106,654	99,681
Corporate general and administrative	4,849	5,171
Depreciation and amortization	54,970	54,313
Operating lease rent	9,710	9,680
Preopening expenses	—	255

	530,977	502,752

INCOME FROM OPERATIONS	138,104	130,915

OTHER INCOME (EXPENSE):
Interest, dividend and other income	387	2,492
Guarantee fees from unconsolidated affiliate	584	621
Interest expense	(54,475)	(49,487)
Interest expense from unconsolidated affiliates	(2,748)	(2,705)

	(56,252)	(49,079)

MINORITY INTEREST	6,757	3,591

INCOME BEFORE PROVISION FOR INCOME TAX	75,095	78,245
Provision for income tax	27,733	29,387

NET INCOME	$47,362	$48,858

BASIC EARNINGS PER SHARE
Net income per share	$0.62	$0.58

DILUTED EARNINGS PER SHARE
Net income per share	$0.61	$0.58

Average shares outstanding—basic	76,111,308	84,077,239

Average shares outstanding—diluted	77,487,220	84,779,605

The accompanying notes are an integral part of these
condensed consolidated financial statements.

MANDALAY RESORT GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,362	$48,858

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,970	54,313
Increase (decrease) in deferred income tax	(1,347)	5,099
Provision for bad debts	7,177	7,469
Increase (decrease) in interest payable	(2,425)	16,606
Increase in accrued pension cost	1,367	1,027
(Gain) loss on disposition of fixed assets	577	(16)
Increase in other current assets	(4,539)	(13,668)
Increase in other current liabilities	43,397	35,735
Decrease in other noncurrent assets	390	576
Unconsolidated affiliates' distributions in excess of earnings	1,836	2,556
Minority interest in earnings, net of distributions	4,022	3,591

Total adjustments	105,425	113,288

Net cash provided by operating activities	152,787	162,146

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(23,215)	(32,640)
Decrease in construction payable	(2,133)	(23,840)
Increase in investments	(10,852)	(10,994)
Proceeds from sale of equipment and other assets	333	14
Other	284	(2,072)

Net cash used in investing activities	(35,583)	(69,532)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net effect on cash of issuances and (payments) of debt with original maturities of three months or less	(20,000)	125,000
Principal payments of debt with original maturities in excess of three months	(14,105)	(369)
Exercise of stock options	1,285	420
Purchases of treasury stock	(17,406)	(190,943)
Other	(3,076)	(761)

Net cash used in financing activities	(53,302)	(66,653)

Net increase in cash and cash equivalents	63,902	25,961
Cash and cash equivalents at beginning of period	105,941	116,617

Cash and cash equivalents at end of period	$169,843	$142,578

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest (net of amount capitalized)	$55,369	$31,728
Income tax	$2,917	$365

The accompanying notes are an integral part of these
condensed consolidated financial statements.

MANDALAY RESORT GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All information for the three months ended April 30, 2001 and 2000 is unaudited.)

(1)  Summary of significant accounting policies—

Principles of consolidation and basis of presentation

    Mandalay Resort Group (the "Company"), which changed its name from Circus Circus Enterprises, Inc. effective June 18, 1999, was incorporated February 27, 1974. The Company owns and operates hotel and casino facilities in Las Vegas, Reno, Laughlin, Jean and Henderson, Nevada and a hotel and dockside casino in Tunica County, Mississippi. In Detroit, Michigan, the Company is the majority investor (53.5%) in a temporary casino which opened December 14, 1999. It is also an investor in several unconsolidated affiliates, with operations that include a riverboat casino in Elgin, Illinois, a hotel/casino in Reno, Nevada, and a hotel/casino on the Las Vegas Strip.

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

    Certain reclassifications have been made to the financial statements for the three months ended April 30, 2000 to conform to the financial statement presentation for the three months ended April 30, 2001. These reclassifications have no effect on net income.

    These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 2001.

Player Club Points

    The Company's player clubs allow customers to earn "points" based on the volume of their gaming activity. These points are redeemable for certain complimentary services and/or cash rebates. In February 2001, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus in EITF Issue No. 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future." EITF Issue No. 00-22 requires that the redemption of points for cash be recognized as a reduction of revenue. The Company has complied with the requirements of EITF Issue No. 00-22 in the accompanying condensed consolidated statements of income, including reclassification of prior period amounts. The adoption of EITF Issue No. 00-22 does not affect net income.

Comprehensive Income

    In fiscal 2001, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting of comprehensive income and its components, however, the adoption of this statement does not impact the Company's net income. Comprehensive income is a broad concept of an enterprise's financial performance that includes all changes in equity during a period that arise from transactions and economic events from nonowner sources. Comprehensive income is defined as net income plus "other comprehensive income," which consists of revenues, expenses, gains and losses that are not includable in net income under Generally Accepted Accounting Principles. Other comprehensive income for the Company includes adjustments for minimum pension liability and adjustments to the fair value of interest rate swaps.

    Comprehensive income consists of the following:

	Three Months Ended April 30,
	2001	2000
Net income	$47,362	$48,858
Cumulative effect of a change in accounting principle for interest rate swaps	(9,300)	—
Adjustment to fair value of interest rate swaps	(1,498)	—

Comprehensive income	$36,564	$48,858

    The accumulated comprehensive loss reflected on the balance sheet consists of the following:

	April 30, 2001	January 31, 2001
Minimum pension liability adjustment	$6,804	$6,804
Adjustment to fair value of interest rate swaps	10,798	—

Accumulated comprehensive loss	$17,602	$6,804

(2)  Long-term debt—

    Long-term debt consists of the following (in thousands):

	April 30, 2001	January 31, 2001
Amounts due under bank credit agreement at floating interest rates, weighted average of 6.0% and 6.9%	$740,000	$760,000
Amounts due under majority-owned joint venture revolving credit facility at floating interest rates, weighted average of 6.5% and 7.1%	112,000	127,000
6 3/4% Senior Subordinated Notes due 2003 (net of unamortized discount of $35 and $39)	149,965	149,961
9 1/4% Senior Subordinated Notes due 2005	275,000	275,000
6.45% Senior Notes due 2006 (net of unamortized discount of $209 and $220)	199,791	199,780
10 1/4% Senior Subordinated Notes due 2007	500,000	500,000
9 1/2% Senior Notes due 2008	200,000	200,000
7 5/8% Senior Subordinated Debentures due 2013	150,000	150,000
7.0% Debentures due 2036 (net of unamortized discount of $102 and $106)	149,898	149,894
6.70% Debentures due 2096 (net of unamortized discount of $123 and $135)	149,877	149,865
Other notes	5,250	4,359

	2,631,781	2,665,859
Less—current portion	(42,257)	(42,262)

	$2,589,524	$2,623,597

    The Company has a policy aimed at managing interest rate risk associated with its current and anticipated future borrowings. This policy enables the Company to use any combination of interest rate swaps, futures, options, caps and similar instruments. To the extent the Company employs such financial instruments pursuant to this policy, they are accounted for as hedging instruments. In order to qualify for hedge accounting, there must be formal documentation of the hedging relationship, including the nature of the risk and the expected effectiveness of the hedge. The hedging relationship must be expected to be highly effective, with regular assessment of the effectiveness. The portion of a cash flow hedge which is considered effective is recognized as part of comprehensive income, while the ineffective portion is recognized as part of net income. Net interest paid or received pursuant to the financial instrument is included as interest expense in the period.

    The Company has entered into various interest rate swaps, principally with its bank group, to manage interest expense, which is subject to fluctuation due to the variable-rate nature of the debt under the Company's corporate debt program. The Company has interest rate swap agreements under which it pays a fixed interest rate (weighted average of approximately 6.4%) and receives a variable interest rate (weighted average of approximately 5.1% at April 30, 2001) on $550 million notional amount of "initial" swaps. The net effect of all such swaps resulted in additional interest expense of approximately $203,000 for the three months ended April 30, 2001. Three of the swaps with a combined notional amount of $350 million terminate in fiscal 2003. The remaining swap of $200 million notional amount terminates in fiscal 2004.

    The above swaps meet the criteria for hedge accounting established by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The fair market value of the swaps is recorded as an asset or a liability in accordance with SFAS 133. At February 1, 2001, we recorded a liability of $14.3 million ($9.3 million, net of tax), representing the fair market value of the swaps. The corresponding loss was recorded as a cumulative effect of a change in accounting principle as part of other comprehensive income. The value of the swaps decreased by an additional $2.3 million ($1.5 million, net of tax) during the quarter ended April 30, 2001, which increased the liability with the corresponding loss also included as other comprehensive income.

    As of April 30, 2001, under its most restrictive loan covenant, the Company was restricted from issuing additional debt in excess of approximately $919 million. The borrowing capacity under this covenant can fluctuate substantially from quarter to quarter depending upon the operating cash flow.

(3)  Lease facility—

    On October 30, 1998, the Company entered into an operating lease agreement with a group of financial institutions (the "Lease Facility") to permit the Company to lease up to $200 million of equipment. As of June 30, 1999, the Company had utilized the entire $200 million Lease Facility to lease equipment at Mandalay Bay and, pursuant to the terms of the lease, the commitment under the Company's bank credit facility was permanently reduced to $1.8 billion. The base term of the lease expires June 30, 2001. The lease agreement provides that the lease term will automatically renew for an additional one year term (with a maximum of two successive one-year renewal terms) unless the Company makes prior election to terminate the lease, and pursuant to this provision, the lease term has been automatically extended to June 30, 2002. The rent expense related to this lease facility is reported separately on the consolidated statements of income as operating lease rent.

(4)  Stock options—

    The Company has various stock option plans for executive, managerial and supervisory personnel as well as the Company's outside directors and consultants. The plans permit grants of options, performance share and restricted stock awards relating to the Company's common stock. The only awards granted pursuant to such plans through April 30, 2001 are stock options, which are generally exercisable in one or more installments beginning not less than six months after the grant date.

    Summarized information for stock options granted pursuant to the Company's plans is as follows:

	Three Months Ended April 30, 2001
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	5,615,940	$13.46
Granted	2,815,000	20.19
Exercised	(105,300)	11.29
Canceled	(18,000)	11.25

Outstanding at end of period	8,307,640	$15.77

Options exercisable at end of period	3,470,731	$12.73
Options available for grant at end of period	2,088,990

    Options available for grant at April 30, 2001 include 339,500 shares reserved for issuance only as annual formula awards of 10,000 shares each to nonemployee directors pursuant to a plan that expires in June 2001.

(5)  Stock related matters—

    During the three months ended April 30, 2001, the Company repurchased 855,300 shares of its common stock at a cost of $17.4 million. In the prior year quarter, the Company repurchased 11.9 million shares of its common stock at a cost of $190.9 million. See also Note 8—Commitments and Contingent Liabilities for information regarding the Company's agreement to purchase shares from Bank of America.

(6)  Earnings per share—

    The table below reconciles weighted average shares outstanding used to calculate basic earnings per share with the weighted average shares outstanding used to calculate diluted earnings per share. There were no reconciling items for net income.

	Three Months Ended April 30,
(in thousands, except earnings per share)
	2001	2000
Net income	$47,362	$48,858

Weighted average shares outstanding used in computation of basic earnings per share	76,111	84,077
Stock options	1,376	703

Weighted average shares outstanding used in computation of diluted earnings per share	77,487	84,780

Basic earnings per share	$.62	$.58

Diluted earnings per share	$.61	$.58

(7)  Investments in unconsolidated affiliates—

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

	April 30, 2001	January 31, 2001
Circus and Eldorado Joint Venture (50%) (Silver Legacy, Reno, Nevada)	$74,518	$72,222
Elgin Riverboat Resort (50%) (Grand Victoria, Elgin, Illinois)	35,582	39,156
Victoria Partners (50%) (Monte Carlo, Las Vegas, Nevada)	130,464	131,126

	$240,564	$242,504

    The above unconsolidated affiliates operate with fiscal years ending on December 31. Summarized results of operations of the unconsolidated affiliates are as follows (unaudited, in thousands):

	Three Months Ended March 31,
	2001	2000
Revenues	$212,716	$207,869
Expenses	154,849	154,095
Operating income	57,867	53,774
Net income	52,990	48,914

    Included in the above are revenues of Grand Victoria of $105,514 and $99,767 for the three months ended March 31, 2001 and 2000. The property's operating margin during both of those periods was 30%.

(8)  Commitments and contingent liabilities—

    In July 1995, Silver Legacy, a 50/50 joint venture with the Eldorado Hotel/Casino, opened in downtown Reno, Nevada. As a condition of the joint venture's $230 million bank credit agreement, the Company is obligated under a make-well agreement to make additional contributions to the joint venture as may be necessary to maintain a minimum coverage ratio (as defined).

    In April 2001, the Company announced a proposal to build a three-level convention center complex. The facility will be located on approximately 16.5 acres adjacent to the existing Mandalay Bay Conference Center and will include more than one million square feet of exhibit space. Upon completion of the project, Mandalay Bay will offer a total of almost two million gross square feet of conference and exhibit space. The project broke ground in June 2001 and is expected to open in Summer 2002. The cost of the convention center, excluding land, preopening expenses and capitalized interest is estimated to be $235 million.

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

    Under a plan agreed to by the City of Detroit development authorities, but not yet approved by the Detroit City Council, the Company would expand its temporary facility into a permanent facility by adding approximately 800 hotel rooms, expanded casino space, convention space, retail space and additional dining and entertainment facilities. The Company has committed to contribute 20% of the cost of the permanent facility in the form of equity, and the joint venture will seek project-specific funding for the balance of the cost. The permanent facility's cost is being evaluated in light of the decision to utilize the site of the temporary casino for the permanent facility. The development agreement provides that the Company will guarantee completion of the permanent facility and will enter into a keep-well guarantee with the city, pursuant to which it could be required to contribute additional funds, if and as needed, to continue operation of the project for a period of two years. This keep-well agreement also applies to the temporary casino. Mandalay has issued letters of credit totaling $50 million for the benefit of Bank of America in order to back letters of credit issued by Bank of America for the same total amount. The Bank of America letters of credit were issued to secure payments of principal and interest on bonds issued by the Economic Development Corporation of the City of Detroit. The proceeds of the bonds are to be used to finance costs associated with activities (including acquisition) relating to land located along the Detroit River (including the site where the joint venture's permanent facility originally was to be located).

    Various lawsuits have been filed in the state and federal courts challenging the constitutionality of the Detroit Casino Competitive Selection Process and the Michigan Gaming Control and Revenue Act, and seeking to appeal the issuance of a certificate of suitability to MotorCity Casino. No assurance can be given regarding the timing and outcome of these proceedings. An adverse ruling in any of these lawsuits could affect the joint venture's operation of the temporary facility, as well as its ability to obtain a certificate of suitability and a casino license for its permanent facility.

    In May 2000, the Board of Directors authorized the purchase of up to 15% (or approximately 11.7 million) of the Company's then outstanding shares of common stock, as market conditions and other factors warrant. As of April 30, 2001, the Company had purchased 2.7 million shares pursuant to this authorization at a cost of $56.5 million. To facilitate the Company's purchase of shares pursuant to this authorization, the Company entered into agreements with Bank of America providing for the purchase, in accordance with the volume and other limitations of Rule 10b-18 under the Securities Exchange Act of 1934, of up to $100 million of the Company's outstanding common stock by Bank of

America. In March 2001, the Company amended these agreements to provide for the acquisition of an additional $25 million of the Company's common stock, up to a total of $125 million. The agreements provide that on March 29, 2002, the Company will purchase from Bank of America, at its cost (plus accrued fees), the shares acquired pursuant to the agreements. At the Company's option, it may acquire all or a portion of the shares at an earlier date, or it may become obligated to acquire all or a portion of the shares at an earlier date under certain circumstances specified in the agreements, including the obligation to settle with respect to a minimum of $25 million of the Company's obligation on September 17, 2001, unless Bank of America agrees this early settlement is not required and the Company pays an additional facility fee. Although the Company's current intention is to purchase the shares in accordance with the terms of the agreements, the Company could elect to net settle the obligation in cash or shares (i.e., pay cash or deliver additional shares or receive cash or shares). As of April 30, 2001, Bank of America had purchased 6.1 million shares pursuant to the agreements at a cost of $125 million, excluding commissions, thus fully utilizing the capacity under these agreements. Any shares the Company purchases from Bank of America pursuant to these agreements will reduce, by that number, the shares the Company may purchase pursuant to the May 2000 share purchase authorization.

    The Company is a defendant in various pending litigation. In management's opinion, the ultimate outcome of such litigation will not have a material effect on the results of operations or the financial position of the Company.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

RESULTS OF OPERATIONS

Earnings per Share

    For the quarter ended April 30, 2001, we reported net income of $47.4 million, or $.61 per diluted share, versus $48.9 million, or $.58 per diluted share, for the same period last year. The increase in earnings per share was due to lower average diluted shares outstanding—77.5 million shares in this year's first quarter compared to 84.8 million shares in the same quarter last year. The lower average shares outstanding reflects the impact of the purchase of 14.5 million shares of our common stock during the prior fiscal year.

Revenues

    Revenues for the three months ended April 30, 2001 increased $35.4 million, or 6%, from the prior year. The increase was attributable primarily to Mandalay Bay and MotorCity Casino. Revenues at Mandalay Bay rose $18.9 million, or 14%, as the average room rate at that property increased to $176 from $155 in last year's first quarter. Meanwhile, revenues at MotorCity Casino increased $12.1 million, or 16%, as that property continued to gain market share. Luxor was also a significant contributor, posting a revenue increase of $8.5 million, or 9%, also driven by higher room rates.

    The above increases were partially offset by lower revenues at our Laughlin properties (down 5%) and our Jean properties (down 13%). We believe increased competition from California tribal gaming has affected these drive-in, ancillary Nevada markets. Furthermore, revenues at Gold Strike in Tunica were down 8%, as the overall Tunica market has experienced a decline.

Casino Revenues

    Casino revenues rose $10.0 million, or 3%, during the quarter ended April 30, 2001. The increase was attributable primarily to Mandalay Bay, whose casino revenues grew 15%, and to MotorCity Casino, which demonstrated an 18% improvement over the prior year.

Hotel Revenues

    Hotel revenues in the first quarter rose $10.9 million, or 7%. The growth came principally from our Las Vegas Strip properties, whose revenue per available room ("REVPAR") increased $10 over the prior year. The growth in REVPAR was driven by increased demand stemming from strong convention business and overall visitor demand. The following table shows the weighted average room rate, occupancy and REVPAR for all of our wholly owned properties and for our wholly owned Las Vegas Strip properties.

	Quarter 4/30/01			Quarter 4/30/00
	Avg. Rate	Occ.%	REVPAR	Avg. Rate	Occ.%	REVPAR
Weighted average all wholly owned properties	$87	92%	$80	$80	93%	$74
Weighted average wholly owned Las Vegas Strip properties	$105	95%	$100	$94	96%	$90

Food and Beverage Revenues

    Food and beverage revenues increased $3.8 million, or 4%, in the quarter ended April 30, 2001 versus the same quarter last year.

Other Revenues

    Other revenues rose $12.3 million, or 18%, in the three months ended April 30, 2001 compared with the prior year. Other revenues come principally from amusements, retail stores and entertainment. Most of the increase was attributable to the success of Blue Man Group, our unique off-Broadway production at Luxor which debuted in March 2000. The Shark Reef at Mandalay Bay, which opened June 2000, was also a significant factor.

Earnings of Unconsolidated Affiliates

    We record our share of the operating income of our unconsolidated joint ventures (Grand Victoria, Monte Carlo and Silver Legacy) as revenue under "Earnings of Unconsolidated Affiliates." (Results of MotorCity Casino are consolidated for financial reporting purposes.) Earnings of unconsolidated affiliates increased $1.6 million, or 5%, in the quarter ended April 30, 2001, with most of the increase attributable to the 50%-owned Monte Carlo, which benefitted from a higher REVPAR compared to the prior year quarter.

Income from Operations

    For the quarter ended April 30, 2001, income from operations rose $7.2 million, or 5%, from the previous year. The composite operating margin was 20.6% versus 20.7% in the prior year quarter. Our Las Vegas Strip properties, along with MotorCity Casino, were the principal drivers of this growth. The table below summarizes operating results by property and is followed by a discussion of operating results by market.

	Quarter 4/30/2001			Quarter 4/30/2000
(in millions)	Operating Income	Depreciation	EBITDA(1)	Operating Income	Depreciation	EBITDA(1)
Mandalay Bay	$16.6	$10.7	$27.3	$10.6	$10.2	$20.8
Luxor	29.5	8.8	38.3	26.3	9.4	35.7
Excalibur	23.4	4.8	28.2	24.4	4.3	28.7
Circus Circus—Las Vegas(2)	15.3	5.8	21.1	14.1	5.9	20.0
Gold Strike—Tunica	3.8	3.2	7.0	7.2	3.2	10.4
Colorado Belle / Edgewater	6.1	2.9	9.0	9.7	2.8	12.5
Circus Circus—Reno	4.0	2.3	6.3	4.3	2.5	6.8
Gold Strike properties(3)	0.6	2.7	3.3	4.3	2.6	6.9
MotorCity Casino(4)	17.1	9.6	26.7	11.0	9.0	20.0
Unconsolidated joint ventures(5)	29.7	1.6	31.3	28.2	1.6	29.8
Other	(0.7)	0.1	(0.6)	(1.3)	0.2	(1.1)

Subtotal	145.4	52.5	197.9	138.8	51.7	190.5
Corporate expense	(7.3)	2.5	(4.8)	(7.9)	2.6	(5.3)

Total	$138.1	$55.0	$193.1	$130.9	$54.3	$185.2

(1)
Earnings before interest, taxes, depreciation and amortization ("EBITDA"). EBITDA is not an accepted measure of performance under Generally Accepted Accounting Principles ("GAAP") and should not be considered an alternative to GAAP measures of performance.

(2)
Includes Circus Circus-Las Vegas and Slots-A-Fun.

(3)
Includes Gold Strike, Nevada Landing and Railroad Pass.

(4)
MotorCity Casino is 53.5% owned and its operations are consolidated for financial reporting purposes.

(5)
Includes Monte Carlo, Grand Victoria and Silver Legacy, each of which is 50%-owned.

Las Vegas

    Our Las Vegas properties (including our 50% share of Monte Carlo) posted an overall increase in operating income of $10.6 million, or 12%, during the three months ended April 30, 2001. At Mandalay Bay, operating income rose $6.0 million, or 56%, versus the prior year due to increases in casino and hotel revenues as discussed previously. Higher REVPAR drove increases in operating income at Luxor (up $3.2 million, or 12%) and Circus Circus (up $1.2 million, or 9%), as well as an increased contribution from Monte Carlo (up $1.2 million, or 13%). Meanwhile, operating income at Excalibur declined slightly.

Reno

    Operating income from our Reno properties (including our 50% share of Silver Legacy) was flat in the first quarter compared with the prior year. While the city is hosting the men's national bowling tournament from February through June this year, revenues in the first quarter declined from the prior year. We believe the Reno market has begun to feel the impact of increased competition from Native American casinos in northern California. In the latter half of last fiscal year, following the passage of Proposition 5, these Native American casinos began adding more and newer (i.e., more competitive) slot machines.

Laughlin

    Our two Laughlin properties, Colorado Belle and Edgewater, posted a combined decrease in operating income of $3.6 million, or 37%, for the quarter ended April 30, 2001. While REVPAR was up slightly, casino revenues decreased 6%. Like the Reno market, Laughlin is facing increased competition from Native American casinos in its primary feeder markets in Arizona and southern California.

Other Markets

    In Detroit, Michigan, MotorCity Casino generated $17.1 million in operating income in the quarter ended April 30, 2001 compared to $11.0 million in the prior year. This property increased its market share significantly in the first quarter, particularly in slot machine revenue. See "Financial Position and Capital Resources" for additional details regarding our Detroit operation.

    In Tunica County, Mississippi, operating income at Gold Strike decreased $3.4 million, or 48%, as the overall Tunica market experienced a decline during the quarter. Meanwhile, income from operations at Grand Victoria (a 50%-owned riverboat casino in Elgin, Illinois) was flat compared to the prior year.

Depreciation and Amortization

    For the quarter ended April 30, 2001, depreciation and amortization expense was $55.0 million versus $54.3 million in the prior year. This includes $9.6 million in depreciation from MotorCity (consolidated for financial reporting purposes) and $3.0 million of goodwill amortization.

Interest Expense

    For the three months ended April 30, 2001, interest expense (excluding interest expense of unconsolidated joint ventures and without reduction for capitalized interest) rose $3.4 million. The increase was due primarily to the effect of the issuance of $500 million principal amount of 10 1/4% Senior Subordinated Notes in July 2000 and the issuance of $200 million principal amount of 9 1/2% Senior Notes in August 2000. The proceeds from these two offerings were used to pay down lower-cost borrowings outstanding under our revolving bank facility. This increase was partially offset by lower average borrowings (approximately $2.68 billion in the current quarter against approximately

$2.76 billion last year) and lower average interest rates on our bank facility. Borrowings were higher in the prior year first quarter due to the purchase of $190.9 million of our common stock during that quarter.

    At April 30, 2001, long-term debt (including current portion) stood at $2.63 billion (including $112.0 million of debt related to MotorCity Casino) compared to $2.83 billion at April 30, 2000 (including $150.0 million of debt related to MotorCity Casino). Capitalized interest was $.2 million in the quarter ended April 30, 2001 compared to $1.7 million in the previous year.

    We also recorded interest expense related to unconsolidated joint ventures of $2.7 million in the first quarter of fiscal 2001 and fiscal 2000. These amounts reflect our 50% share of the interest expense of Silver Legacy and Monte Carlo.

Income Taxes

    The effective tax rate for the three months ended April 30, 2001 was 36.9% compared to 37.6% for the same period a year ago. These rates reflect the corporate statutory rate of 35% plus the effect of various nondeductible expenses, primarily the amortization of goodwill.

FINANCIAL POSITION AND CAPITAL RESOURCES

Operating Activities

    For the quarter ended April 30, 2001, net cash provided by operating activities was $152.8 million versus $162.1 million in the prior year. Mandalay had cash and cash equivalents of $169.8 million at April 30, 2001, sufficient for normal daily operating requirements.

    EBITDA was $193.1 million in the first quarter ended April 30, 2001 compared with $185.2 million in the prior year. EBITDA is included because, as in other entertainment industries, many investors consider it a key benchmark, since it factors out the impact of depreciation and goodwill amortization, the principal noncash expenses affecting our income. EBITDA is not an accepted measure of performance under GAAP and should not be considered an alternative to GAAP measures of performance.

Investing Activities

    Net cash used in investing activities was $35.6 million for the three months ended April 30, 2001 compared with $69.5 million for the same period last year. Construction payables exhibited a large decrease in the previous year, when the Shark Reef at Mandalay Bay (our saltwater aquarium attraction which opened June 20, 2000) was still under construction and the balance in construction payables was subject to greater fluctuation.

    Capital expenditures for the quarter were $23.2 million, of which $4.1 million related to the renovation of a portion of the pyramid rooms at Luxor. For the prior year, capital expenditures were $32.6 million, of which $14.6 million related to the Shark Reef.

Financing Activities

    For the quarter ended April 30, 2001, financing activities used net cash of $53.3 million compared to $66.7 million in the previous year. In the current year quarter, we paid down approximately $34.1 million of debt and purchased 855,300 shares of common stock at a cost of $17.4 million. In the prior year quarter, we purchased 11.9 million shares of common stock at a cost of $190.9 million, financed partly through $125.0 million in draws under our credit facility. See "Liquidity" for further discussion of our share repurchase activity.

New Projects

Mandalay Bay Convention Center

    In April 2001, we announced a proposal to build a three-level convention center complex. The facility will be located on approximately 16.5 acres adjacent to the existing Mandalay Bay Conference Center and will include more than one million square feet of exhibit space. Upon completion of the project, Mandalay Bay will offer a total of almost two million gross square feet of conference and exhibit space. The project broke ground in June 2001 and is expected to open in Summer 2002. The cost of the convention center, excluding land, preopening expenses and capitalized interest is estimated to be $235 million.

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

    Under a plan agreed to by the City of Detroit development authorities, but not yet approved by the Detroit City Council, we would expand our temporary facility into a permanent facility by adding approximately 800 hotel rooms, expanded casino space, convention space, retail space and additional dining and entertainment facilities. We have committed to contribute 20% of the cost of the permanent facility in the form of equity, and the joint venture will seek project-specific funding for the balance of the cost. The permanent facility's cost is being evaluated in light of the decision to utilize the site of the temporary casino for the permanent facility. The development agreement provides that we will guarantee completion of the permanent facility and will enter into a keep-well guarantee with the city, pursuant to which we could be required to contribute additional funds, if and as needed, to continue operation of the project for a period of two years. This keep-well agreement also applies to the temporary casino. Mandalay has issued letters of credit totaling $50 million for the benefit of Bank of America in order to back letters of credit issued by Bank of America for the same total amount. The Bank of America letters of credit were issued to secure payments of principal and interest on bonds issued by the Economic Development Corporation of the City of Detroit. The proceeds of the bonds are to be used to finance costs associated with activities (including acquisition) relating to land located along the Detroit River (including the site where our permanent facility originally was to be located).

    Various lawsuits have been filed in the state and federal courts challenging the constitutionality of the Detroit Casino Competitive Selection Process and the Michigan Gaming Control and Revenue Act, and seeking to appeal the issuance of a certificate of suitability to MotorCity Casino. No assurance can be given regarding the timing and outcome of these proceedings. An adverse ruling in any of these lawsuits could affect our joint venture's operation of the temporary facility, as well as its ability to obtain a certificate of suitability and a casino license for its permanent facility.

Liquidity

    Based on our operating cash flows, revolving bank facility and ability to raise additional funds through debt or equity markets, we believe we have sufficient capital resources to meet all of our existing cash obligations, fund our capital commitments on projects under-way and strategically purchase shares of our common stock. As of April 30, 2001, under our most restrictive loan covenant, we could issue additional debt of approximately $919 million. Our borrowing capacity under this covenant can fluctuate substantially from quarter to quarter depending upon our operating cash flow.

    In May 2000, our Board of Directors authorized the purchase of up to 15% (or approximately 11.7 million) of our then-outstanding shares of common stock, as market conditions and other factors warrant. As of April 30, 2001, we had purchased 2.7 million shares pursuant to this authorization at a cost of $56.5 million. To facilitate our purchase of shares pursuant to this authorization, we entered into agreements with Bank of America providing for the purchase, in accordance with the volume and other limitations of Rule 10b-18 under the Securities Exchange Act of 1934, of up to $100 million of our outstanding common stock by Bank of America. In March 2001, we amended these agreements to provide for the acquisition of an additional $25 million of our common stock, up to a total of $125 million. The agreements provide that on March 29, 2002, we will purchase from Bank of America, at cost (plus accrued fees), the shares acquired pursuant to the agreements. At our option, we may acquire all or a portion of the shares at an earlier date, or we may become obligated to acquire all or a portion of the shares at an earlier date under certain circumstances specified in the agreements, including the obligation to settle with respect to a minimum of $25 million of our obligation on September 17, 2001, unless Bank of America agrees this early settlement is not required and we pay an additional facility fee. Although our current intention is to purchase the shares in accordance with the terms of the agreements, we could elect to net settle our obligation in cash or shares (i.e., pay cash or deliver additional shares or receive cash or shares). As of April 30, 2001, Bank of America had purchased 6.1 million shares pursuant to the agreements at a cost of $125 million, excluding commissions. Any shares we purchase from Bank of America pursuant to these agreements will reduce, by that number, the shares we may purchase pursuant to the May 2000 share purchase authorization.

Forward-Looking Statements

    This report includes forward-looking statements which we have based on our current expectations about future events. They include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including statements relating to our business strategy, our current and future development plans, and statements that include the words "may," "could," "should," "would," "believe," "expect," "anticipate," "estimate," "intend," "plan" or similar expressions. These forward-looking statements are subject to risks, uncertainties, and assumptions about us and our operations that are subject to change based on various important factors, some of which are beyond our control. Factors that could cause our financial performance to differ materially from the goals, plans, objectives, intentions and expectations expressed in our forward-looking statements include the following: (i) our development and construction activities and those of the joint ventures in which we participate, (ii) competition, (iii) leverage and debt service (including sensitivity to fluctuations in interest rates and ratings which national rating agencies assign to our outstanding debt securities), (iv) domestic and global economic, credit and capital market conditions, (v) changes in federal or state tax laws or the administration of those laws, (vi) changes in gaming laws or regulations (including the legalization or expansion of gaming in certain jurisdictions), (vii) applications for licenses and approvals under applicable laws and regulations (including gaming laws and regulations), and (viii) regulatory or judicial proceedings. Additional information concerning potential factors that we think could cause our actual results to differ materially from expected and historical results is included under the caption "Factors that May Affect Our Future Results" in Item 1 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2001. If one or more of the assumptions underlying our forward-looking statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements contained in this report. Therefore, we caution you not to place undue reliance on our forward-looking statements. This statement is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

    As of April 30, 2001 there were no material changes to the information incorporated by reference in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

    (a) The following exhibits are filed as part of this report:

    NONE

    (b)  Reports on Form 8-K.  No report on Form 8-K was filed during the period covered by this report.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANDALAY RESORT GROUP (Registrant)
Date: June 14, 2001	By	/s/ GLENN SCHAEFFER Glenn Schaeffer President, Chief Financial Officer and Treasurer

QuickLinks

INDEX
Part I. FINANCIAL INFORMATION
  Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
  Item 3. Quantitative and Qualitative Disclosures About Market Risks
PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES