Form 10-Q
period 2001-07-31
MANDALAY RESORT GROUP
filed 2001-09-14
CIK 725549

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2001

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 31, 2001
Common Stock, $.01 2/3 par value	70,512,873 shares

MANDALAY RESORT GROUP AND SUBSIDIARIES

Form 10-Q

INDEX

		Page No.
Part I. FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets at July 31, 2001 (Unaudited) and January 31, 2001	3
	Condensed Consolidated Statements of Income (Unaudited) for the Three and Six Months Ended July 31, 2001 and 2000	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended July 31, 2001 and 2000	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6-14
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-24
Item 3.	Quantitative and Qualitative Disclosures About Market Risks	25
Part II. OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	26
Item 6.	Exhibits and Reports on Form 8-K	27

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MANDALAY RESORT GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 31, 2001	January 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$162,406	$105,941
Receivables	65,601	78,359
Inventories	31,074	31,180
Prepaid expenses and other	61,899	71,150

Total current assets	320,980	286,630
PROPERTY, EQUIPMENT AND LEASEHOLD INTERESTS, at cost, less accumulated depreciation and amortization of $1,177,907 and $1,077,322, respectively	3,199,068	3,236,824
EXCESS OF PURCHASE PRICE OVER FAIR MARKET value of net assets acquired, net	378,169	384,261
INVESTMENTS IN UNCONSOLIDATED AFFILIATES	241,322	242,504
OTHER ASSETS	104,021	98,047

Total Assets	$4,243,560	$4,248,266

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$57,252	$42,262
Accounts payable—trade	39,157	37,275
Accounts payable—construction	2,123	3,920
Accrued liabilities	236,072	213,218

Total current liabilities	334,604	296,675
LONG-TERM DEBT	2,579,321	2,623,597
DEFERRED INCOME TAX	219,089	235,763
OTHER LONG-TERM LIABILITIES	66,661	41,966

Total liabilities	3,199,675	3,198,001

MINORITY INTEREST	(11,428)	(18,675)

STOCKHOLDERS' EQUITY:
Common stock, $.01 2/3 par value Authorized—450,000,000 shares Issued—113,634,013 shares	1,894	1,894
Preferred stock, $.01 par value Authorized—75,000,000 shares	—	—
Additional paid-in capital	564,658	569,802
Retained earnings	1,399,221	1,321,332
Accumulated other comprehensive loss	(21,418)	(6,804)
Treasury stock (41,753,240 and 37,357,777 shares), at cost	(889,042)	(817,284)

Total stockholders' equity	1,055,313	1,068,940

Total Liabilities and Stockholders' Equity	$4,243,560	$4,248,266

The accompanying notes are an integral part of these
condensed consolidated financial statements.

MANDALAY RESORT GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2001	2000	2001	2000
REVENUES:
Casino	$302,493	$310,946	$621,171	$619,656
Rooms	156,663	154,603	327,463	314,533
Food and beverage	110,393	109,872	219,666	215,374
Other	89,212	77,028	171,248	146,776
Earnings of unconsolidated affiliates	29,787	29,333	61,032	58,982

	688,548	681,782	1,400,580	1,355,321
Less-complimentary allowances	(44,354)	(42,323)	(87,305)	(82,195)

	644,194	639,459	1,313,275	1,273,126

COSTS AND EXPENSES:
Casino	165,239	163,378	335,536	319,574
Rooms	53,986	53,995	106,467	104,639
Food and beverage	77,110	77,768	152,398	154,549
Other	58,235	49,854	114,963	99,885
General and administrative	109,476	101,415	216,130	201,096
Depreciation and amortization	55,275	56,252	110,245	110,565
Corporate general and administrative	4,666	5,348	9,515	10,519
Operating lease rent	8,178	9,922	17,888	19,602
Preopening expenses	489	1,577	489	1,832

	532,654	519,509	1,063,631	1,022,261

INCOME FROM OPERATIONS	111,540	119,950	249,644	250,865

OTHER INCOME (EXPENSE):
Interest, dividend and other income	(640)	1,102	(253)	3,065
Guarantee fees from unconsolidated affiliate	575	607	1,159	1,228
Interest expense	(55,042)	(53,451)	(109,517)	(102,409)
Interest expense from unconsolidated affiliates	(2,410)	(2,758)	(5,158)	(5,463)

	(57,517)	(54,500)	(113,769)	(103,579)

MINORITY INTEREST	5,515	4,649	12,272	8,240

INCOME BEFORE PROVISION FOR INCOME TAX	48,508	60,801	123,603	139,046
Provision for income tax	17,981	22,749	45,714	52,136

NET INCOME	$30,527	$38,052	$77,889	$86,910

BASIC EARNINGS PER SHARE
Net income per share	$.41	$.49	$1.04	$1.08

DILUTED EARNINGS PER SHARE
Net income per share	$.40	$.48	$1.01	$1.06

Avg.shares outstanding-basic	74,031,900	77,087,770	75,054,372	80,544,100

Avg.shares outstanding-diluted	76,094,284	78,601,843	76,783,809	81,713,757

The accompanying notes are an integral part of these
condensed consolidated financial statements.

MANDALAY RESORT GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended July 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$77,889	$86,910

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110,245	110,565
Increase (decrease) in deferred income tax	(8,901)	7,837
Provision for bad debts	11,865	11,380
Increase in interest payable	646	7,245
Increase in accrued pension cost	2,915	2,055
(Gain) loss on disposition of fixed assets	2,110	(15)
(Increase) decrease in other current assets	10,250	(12,424)
Increase in other current liabilities	24,090	32,580
(Increase) decrease in other noncurrent assets	4,894	(9,322)
Unconsolidated affiliates' distributions in excess of earnings	974	25,817
Minority interest in earnings, net of distributions	7,247	4,315

Total adjustments	166,335	180,033

Net cash provided by operating activities	244,224	266,943

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(69,062)	(63,209)
Decrease in construction payable	(1,797)	(29,166)
Increase in investments	(10,886)	(10,994)
Proceeds from sale of equipment and other assets	571	51
Other	308	(1,957)

Net cash used in investing activities	(80,866)	(105,275)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net effect on cash of issuances and (payments) of debt with original maturities of three months or less	(15,000)	(390,431)
Issuances of debt with original maturities In excess of three months	—	500,000
Principal payments of debt with original maturities in excess of three months	(14,343)	(25,000)
Exercise of stock options	3,756	3,578
Purchases of treasury stock	(75,997)	(242,730)
Other	(5,309)	(1,182)

Net cash used in financing activities	(106,893)	(155,765)

Net increase in cash and cash equivalents	56,465	5,903
Cash and cash equivalents at beginning of period	105,941	116,617

Cash and cash equivalents at end of period	$162,406	$122,520

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest (net of amount capitalized)	$105,804	$94,215
Income tax	$35,332	$30,573

The accompanying notes are an integral part of these
condensed consolidated financial statements.

MANDALAY RESORT GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All information for the three and six months ended July 31, 2001 and 2000 is unaudited.)

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

    Certain reclassifications have been made to the financial statements for the three and six months ended July 31, 2000 to conform to the financial statement presentation for the three and six months ended July 31, 2001. These reclassifications have no effect on net income.

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

Comprehensive Income

    In fiscal 2001, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting of comprehensive income and its components, however, the adoption of this statement does not impact the Company's net income. Comprehensive income is a broad concept of an enterprise's financial performance that includes all changes in equity during a period that arise from transactions and economic events from nonowner sources. Comprehensive income is defined as net income plus "other comprehensive income," which consists of revenues, expenses, gains and losses that do not affect net income under Generally Accepted Accounting Principles. Other comprehensive income for the Company includes adjustments for minimum pension liability and adjustments to the fair value of interest rate swaps.

    Comprehensive income consists of the following:

	Three Months Ended July 31,		Six Months Ended July 31,
	2001	2000	2001	2000
Net income	$30,527	$38,052	$77,889	$86,910
Cumulative effect of a change in accounting principle for interest rate swaps	—	—	(9,300)	—
Adjustment to fair value of interest rate swaps	(3,816)	—	(5,314)	—

Comprehensive income	$26,711	$38,052	$63,275	$86,910

    The accumulated comprehensive loss reflected on the balance sheet consists of the following:

	July 31, 2001	January 31, 2001
Minimum pension liability adjustment	$6,804	$6,804
Adjustment to fair value of interest rate swaps	14,614	—

Accumulated comprehensive loss	$21,418	$6,804

(2)  Long-term debt—

    Long-term debt consists of the following (in thousands):

	July 31, 2001	January 31, 2001
Amounts due under bank credit agreement at floating interest rates, weighted average of 4.6% and 6.9%	$745,000	$760,000
Amounts due under majority-owned joint venture revolving credit facility at floating interest rates, weighted average of 5.1% and 7.1%	112,000	127,000
6 3/4% Senior Subordinated Notes due 2003 (net of unamortized discount of $31 and $39)	149,969	149,961
9 1/4% Senior Subordinated Notes due 2005	275,000	275,000
6.45% Senior Notes due 2006 (net of unamortized discount of $198 and $220)	199,802	199,780
10 1/4% Senior Subordinated Notes due 2007	500,000	500,000
9 1/2% Senior Notes due 2008	200,000	200,000
7 5/8% Senior Subordinated Debentures due 2013	150,000	150,000
7.0% Debentures due 2036 (net of unamortized discount of $99 and $106)	149,901	149,894
6.70% Debentures due 2096 (net of unamortized discount of $112 and $135)	149,888	149,865
Other notes	5,013	4,359

	2,636,573	2,665,859
Less—current portion	(57,252)	(42,262)

	$2,579,321	$2,623,597

    In August 2001, the Company renegotiated its $1.8 billion unsecured credit facility dated May 23, 1997. This agreement was replaced by an $850 million five-year revolving facility, a $250 million five-year term loan facility and a $150 million five-year capital markets term loan facility, each of which bears interest at floating rates. The Company is required to use the net cash proceeds of any offering of debt or equity securities (other than those pursuant to any employee benefit plans) to reduce borrowings outstanding under the $150 million five-year capital markets term loan facility. The maturity dates of the new facilities may be extended for an unlimited number of one-year periods with the consent of the bank group. The facilities contain financial covenants regarding total debt and interest coverage and are for general corporate purposes.

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

    The Company has entered into various interest rate swaps, principally with its bank group, to manage interest expense, which is subject to fluctuation due to the variable-rate nature of the debt under the Company's corporate debt program. The Company has interest rate swap agreements under which it pays a fixed interest rate (weighted average of approximately 6.4%) and receives a variable interest rate (weighted average of approximately 4.0% at July 31, 2001) on $550 million notional amount of "initial" swaps. The net effect of all such swaps resulted in additional interest expense of approximately $3.6 million for the six months ended July 31, 2001. Three of the swaps with a combined notional amount of $350 million terminate in fiscal 2003. The remaining swap of $200 million notional amount terminates in fiscal 2004.

    The above swaps meet the criteria for hedge accounting established by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The fair market value of the swaps is recorded as an asset or a liability in accordance with SFAS 133. At February 1, 2001, we recorded a liability of $14.3 million ($9.3 million, net of tax), representing the fair market value of the swaps. The corresponding loss was recorded as a cumulative effect of a change in accounting principle as part of other comprehensive income. The value of the swaps decreased by an additional $8.1 million ($5.3 million, net of tax) during the six months ended July 31, 2001, which increased the liability with the corresponding loss included as other comprehensive income.

    As of July 31, 2001, under its most restrictive loan covenant, the Company was restricted from issuing additional debt in excess of approximately $433 million. Had the loan covenants under the Company's new credit facilities been applicable at July 31, 2001, the Company's additional debt capacity would have been approximately $230 million. The borrowing capacity under these covenants can fluctuate substantially from quarter to quarter depending upon the operating cash flow.

(3)  Lease facility—

    On October 30, 1998, the Company entered into an operating lease agreement with a group of financial institutions (the "Lease Facility") to permit the Company to lease up to $200 million of equipment. As of June 30, 1999, the Company had utilized the entire $200 million Lease Facility to lease equipment at Mandalay Bay and, pursuant to the terms of the lease, the commitment under the Company's then-existing bank credit facility was permanently reduced to $1.8 billion. The base term of the lease expired June 30, 2001. The lease agreement provides that the lease term will automatically renew for an additional one year term (with a maximum of two successive one-year renewal terms) unless the Company makes prior election to terminate the lease, and pursuant to this provision, the lease term has been automatically extended to June 30, 2002. The rent expense related to this lease facility is reported separately on the consolidated statements of income as operating lease rent.

(4)  Stock options—

    The Company has various stock option plans for executive, managerial and supervisory personnel as well as the Company's outside directors and consultants. The plans permit grants of options, performance share and restricted stock awards relating to the Company's common stock. The only awards granted pursuant to such plans through July 31, 2001 are stock options, which are generally exercisable in one or more installments beginning not less than six months after the grant date.

    Summarized information for stock options granted pursuant to the Company's plans is as follows:

	Six Months Ended July 31, 2001
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	5,615,940	$13.46
Granted	2,920,000	20.40
Exercised	(299,935)	12.20
Canceled	(35,600)	13.85

Outstanding at end of period	8,200,405	$15.98

Options exercisable at end of period	3,439,329	$13.00
Options available for grant at end of period	1,712,090

(5)  Stock related matters—

    During the six months ended July 31, 2001, the Company repurchased 3.2 million shares of its common stock at a cost of $76.0 million. The Company also received a quarterly settlement of 1.5 million shares pursuant to the Company's agreement to purchase shares from Bank of America (see Note 8). In the prior year six months, the Company repurchased 14.4 million shares of its common stock at a cost of $242.7 million.

(6)  Earnings per share—

    The table below reconciles weighted average shares outstanding used to calculate basic earnings per share with the weighted average shares outstanding used to calculate diluted earnings per share. There were no reconciling items for net income.

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except earnings per share)
	2001	2000	2001	2000
Net income	$30,527	$38,052	$77,889	$86,910

Weighted average shares outstanding used in computation of basic earnings per share	74,032	77,088	75,054	80,544
Stock options	2,062	1,514	1,730	1,170

Weighted average shares outstanding used in computation of diluted earnings per share	76,094	78,602	76,784	81,714

Basic earnings per share	$.41	$.49	$1.04	$1.08

Diluted earnings per share	$.40	$.48	$1.01	$1.06

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

	July 31, 2001	January 31, 2001
Circus and Eldorado Joint Venture (50%) (Silver Legacy, Reno, Nevada)	$76,363	$72,222
Elgin Riverboat Resort (50%) (Grand Victoria, Elgin, Illinois)	36,917	39,156
Victoria Partners (50%) (Monte Carlo, Las Vegas, Nevada)	128,042	131,126

	$241,322	$242,504

    The above unconsolidated affiliates operate with fiscal years ending on December 31. Summarized results of operations of the unconsolidated affiliates are as follows (unaudited, in thousands):

	Six Months Ended June 30,
	2001	2000
Revenues	$432,924	$426,145
Expenses	313,468	310,738
Operating income	119,456	115,407
Net income	110,080	105,872

    Included in the above are revenues of Grand Victoria of $210,728 and $198,057 for the six months ended June 30, 2001 and 2000. The property's operating margin during both of those periods was 30%.

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

    In April 2001, the Company announced a proposal to build a three-level convention and meeting complex. The facility will be located on approximately 16.5 acres adjacent to the existing Mandalay Bay Conference Center and will include more than one million square feet of exhibit space. Upon completion of the project, Mandalay Bay will offer a total of almost two million gross square feet of conference and exhibit space. The project broke ground in June 2001 and is expected to open in Summer 2002. The cost of the convention center, excluding land, preopening expenses and capitalized interest is estimated to be $235 million and as of July 31, 2001, $9.8 million of this amount had been incurred.

    The Company has formed a joint venture with the Detroit-based Atwater Casino Group to build, own and operate a hotel/casino in Detroit, Michigan. This joint venture is one of three groups which negotiated development agreements with the city. Mandalay has a 53.5% ownership interest in the joint venture.

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

    The site of the permanent facility has not yet been determined, but the facility is expected to include approximately 800 hotel rooms, larger casino space, convention space, retail space and dining and entertainment facilities. The Company has committed to contribute 20% of the cost of the permanent facility in the form of an additional investment in the joint venture, and the joint venture will seek to borrow the balance of the cost. The cost of the permanent facility has yet to be determined. The development agreement provides that the Company will guarantee completion of the permanent facility and will enter into a keep-well guarantee with the city, pursuant to which it could be required to contribute additional funds, to the extent needed, to continue operation of the project for a period of two years. This keep-well agreement also applies to the temporary casino. Mandalay has issued letters of credit totaling $50 million for the benefit of Bank of America in order to back letters of credit issued by Bank of America for the same total amount. The Bank of America letters of credit were issued to secure payments of principal and interest on bonds issued by the Economic Development Corporation of the City of Detroit. The proceeds of the bonds are to be used to finance costs associated with activities (including acquisition) relating to land located along the Detroit River (including the site where the joint venture's permanent facility originally was to be located).

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

    In May 2000, the Company's Board of Directors authorized the purchase of up to 15% (or approximately 11.7 million) of the Company's then-outstanding shares of common stock, as market conditions and other factors warrant. In June 2001, the Company's Board of Directors authorized the purchase of up to an additional 15% of our shares of common stock which remain outstanding when the May 2000 authorization is fully utilized (or approximately 10 million additional shares, based on the number of shares outstanding at July 31, 2001). As of July 31, 2001, the Company had acquired by direct purchase 5.0 million shares pursuant to the May 2000 authorization and had agreed to purchase an additional 6.1 million shares pursuant to equity forward agreements with Bank of America ("B of A"), more fully described below.

    To facilitate the purchase of shares, the Company entered into agreements with B of A providing for the purchase, in accordance with the volume and other limitations of Rule 10b-18 under the Securities Exchange Act of 1934, of up to $125 million of the Company's outstanding common stock by B of A, which subsequently acquired 6.1 million shares, representing the maximum amount permitted by the agreements. The agreements provide that on March 29, 2002 (the "Settlement Date"), the Company will purchase from B of A, at its acquisition cost plus its accrued fees(the "Settlement Amount"), the shares B of A then holds pursuant to the agreements. At the Company's option, the Company may acquire all or a portion of the shares at an earlier date, or the Company may become obligated to acquire all or a portion of the shares at an earlier date under certain circumstances specified in the agreements, including the obligation to settle with respect to a minimum of $25 million of our obligation on September 17, 2001, unless B of A agrees that this early settlement is not required and the Company pays an additional facility fee. The agreements provide for interim settlements pursuant to which the Company delivers or receives shares at the end of each calendar quarter during the term of the agreements for the purpose of maintaining the aggregate market value of the shares held by B of A pursuant to the agreements at $125 million as of each interim settlement date. At June 30, 2001, the Company's share price was greater than the average acquisition price of the shares purchased by B of A and, in accordance with the interim settlement provisions of the agreement, the Company received approximately 1.5 million shares from B of A which were included in treasury stock at July 31, 2001. The interim settlements will not reduce or increase the Settlement Amount or the net number of shares the Company will acquire pursuant to the agreements, if the Company elects to purchase the shares held by B of A on the Settlement Date.

    Although the Company's current intention is to purchase the shares then held by B of A on the Settlement Date in accordance with the terms of the agreements, the Company could elect to net settle the obligation in cash or shares (i.e., pay cash or deliver additional shares or receive cash or shares). In the event of a net settlement, B of A will be entitled to receive the Settlement Amount and, to the extent the net proceeds from the sale of the shares held by B of A total less than the Settlement Amount, the Company will be required to pay the difference in cash or deliver to B of A additional shares with an equivalent value. The number of shares the Company ultimately acquires from B of A pursuant to these agreements will reduce, by that number, the shares the Company may purchase pursuant to the Company's share purchase authorizations.

(9)  Recently issued accounting standards—

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 provides that goodwill will no longer be amortized, but will instead be reviewed for impairment at least annually. In addition, goodwill will be reviewed for impairment upon adoption. SFAS 142 is effective for the Company beginning February 1, 2002. Annual goodwill amortization is approximately $12 million.

MANDALAY RESORT GROUP AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

RESULTS OF OPERATIONS

Earnings per Share

    For the quarter ended July 31, 2001, we reported net income of $30.5 million, or $.40 per diluted share, versus $38.1 million, or $.48 per diluted share, for the same period last year. For the six months, net income was $77.9 million, or $1.01 per diluted share, compared to $86.9 million, or $1.06 per diluted share.

    The decreases in earnings per share were attributable to a combination of factors. In our principal market of Las Vegas, results for the month of July were below the prior year due to a soft July 4 holiday period, with the holiday falling during the slower midweek period. Also affecting results were higher utility costs, which rose $5.2 million in the quarter and $8.6 million during the six months at our wholly owned properties. Finally, earnings were also impacted by weaker performances at our properties in the secondary markets of Laughlin, Reno, and Jean, due primarily to the impact of Native American casinos, as well as a slower economy. Earnings for the six months were also affected by higher interest expense. (See discussion under "Interest Expense" for additional details.)

    The above negative factors were partially offset by lower average diluted shares outstanding in both the three and six months ended July 31, 2001 versus the prior year, due to the repurchase of shares. (See Financial Position and Capital Resources for a discussion of our share repurchase activity.) Current year results also benefitted from the effect of accounting adjustments made during the quarter which were required to correct the overaccrual of certain expenses. These adjustments amounted to $3.9 million ($.03 per diluted share).

    For the three and six months ended July 31, 2001, results include preopening expenses of $.5 million related to the new convention center currently under construction. For the three and six months ended July 31, 2000, results include preopening expenses of $1.6 million and $1.8 million, respectively, related primarily to the Shark Reef at Mandalay Bay, which opened June 20, 2000.

Revenues

    Revenues increased $4.7 million, or 1%, for the three months ended July 31, 2001, and $40.1 million, or 3%, for the six months, compared to the same periods last year. The increases were attributable primarily to Mandalay Bay, whose revenues rose $14.7 million, or 11%, and $33.5 million, or 13%, driven by increases in casino and room revenues. Luxor was also a significant contributor, with revenues rising $4.1 million, or 4%, in the quarter and $12.6 million, or 6%, for the six months.

    The above increases were partially offset by lower revenues in the three and six month periods at our Laughlin properties (down $4.2 million, or 10%, and $6.7 million, or 8%, respectively), our Jean properties (down $4.0 million, or 18%, and $7.1 million, or 16%, respectively), and our Reno properties, including our share of Silver Legacy (down $2.6 million, or 6%, and $2.6 million, or 3%, respectively). We believe increased competition from Native American casinos in California has affected these drive-in, ancillary Nevada markets. Furthermore, revenues at Gold Strike in Tunica County, Mississippi were down 2% in the quarter and 5% year-to-date.

Casino Revenues

    Casino revenues declined $8.5 million, or 3%,during the quarter ended July 31, 2001, while rising $1.5 million, or less than 1%, in the six month period. Casino revenues at Mandalay Bay grew

$4.4 million, or 10%, in the quarter and $11.8 million, or 12%, in the six months. However, all of our other major wholly owned properties experienced a decline in casino revenues in both the three and six month periods. We believe negative economic conditions may be contributing to lower casino revenues, particularly at those properties catering primarily to the lower or middle income segments of the market.

Hotel Revenues

    Hotel revenues rose $2.1 million, or 1%, in the quarter and $12.9 million, or 4%, in the six months. The growth came principally from Mandalay Bay, whose revenue per available room ("REVPAR") increased $14 during the quarter and $16 year-to-date versus the same periods a year ago. The following table shows the weighted average room rate, occupancy and REVPAR for all of our wholly owned properties and for our wholly owned Las Vegas Strip properties:

	Quarter 7/31/01			Quarter 7/31/00
	Avg. Rate	Occ.%	REVPAR	Avg. Rate	Occ.%	REVPAR
Weighted average all wholly owned properties	$81	89%	$72	$76	93%	$71
Weighted average wholly owned Las Vegas Strip properties	$94	93%	$87	$88	97%	$85
	Six months 7/31/01			Six months 7/31/00
	Avg. Rate	Occ.%	REVPAR	Avg. Rate	Occ.%	REVPAR
Weighted average all wholly owned properties	$84	91%	$76	$78	93%	$72
Weighted average wholly owned Las Vegas Strip properties	$99	94%	$93	$91	97%	$88

Food and Beverage Revenues

    Food and beverage revenues increased slightly in the three and six month periods versus the same periods last year.

Other Revenues

    Other revenues rose $12.2 million, or 16%, and $24.5 million, or 17%, in the three and six months ended July 31, 2001 compared with the prior year. Other revenues come principally from amusements, retail stores and entertainment. Most of the increase was attributable to the success of Blue Man Group, the unique off-Broadway production at Luxor, which debuted in March 2000. The Shark Reef at Mandalay Bay, which opened June 2000, was also a significant contributor.

Earnings of Unconsolidated Affiliates

    We record our share of the operating income of our unconsolidated joint ventures (Grand Victoria, Monte Carlo and Silver Legacy) as revenue under "Earnings of Unconsolidated Affiliates." (Results of MotorCity Casino are consolidated for financial reporting purposes.) Earnings of unconsolidated affiliates increased $.5 million, or 2%, in the quarter, and $2.1 million, or 3%, in the six months, with most of the increase attributable to the 50%-owned Grand Victoria.

Income from Operations

    For the three and six months ended July 31, 2001, income from operations declined $8.4 million, or 7%, and $1.2 million, or less than one percent, from the year-ago periods. The composite operating margin was 17.3% and 19.0% for the three and six months this year compared to 18.8% and 19.7% for the comparable periods last year. While Mandalay Bay generated strong increases in operating income (up $5.3 million, or 62%, in the quarter and $11.5 million, or 61%, in the six months), most of our other properties reported declines in both the three and six months. The table below summarizes operating results by property and is followed by a discussion of operating results by market.

	Quarter 7/31/2001			Quarter 7/31/2000
(in millions)	Operating Income	Depreciation	EBITDA(1)	Operating Income	Depreciation	EBITDA(1)
Mandalay Bay	$13.8	$11.1	$24.9	$8.5	$10.9	$19.4
Luxor	19.7	9.0	28.7	20.7	9.3	30.0
Excalibur	18.8	4.5	23.3	21.4	4.4	25.8
Circus Circus—Las Vegas(2)	12.6	5.8	18.4	15.2	5.8	21.0
Gold Strike—Tunica	4.3	3.2	7.5	7.0	3.2	10.2
Colorado Belle / Edgewater	1.9	2.9	4.8	5.1	2.8	7.9
Circus Circus—Reno	6.2	2.3	8.5	8.2	2.5	10.7
Gold Strike properties(3)	(0.7)	2.6	1.9	2.8	2.6	5.4
MotorCity Casino(4)	14.5	9.7	24.2	13.7	9.0	22.7
Unconsolidated joint ventures(5)	28.2	1.6	29.8	27.7	1.6	29.3
Other	(0.7)	0.2	(0.5)	(0.9)	0.0	(0.9)

Subtotal	118.6	52.9	171.5	129.4	52.1	181.5
Corporate expense	(7.1)	2.4	(4.7)	(9.4)	4.2	(5.2)

Total	$111.5	$55.3	$166.8	$120.0	$56.3	$176.3

	Six Months 7/31/2001			Six Months 7/31/2000
(in millions)	Operating Income	Depreciation	EBITDA(1)	Operating Income	Depreciation	EBITDA(1)
Mandalay Bay	$30.4	$21.8	$52.2	$18.9	$21.0	$39.9
Luxor	49.2	17.8	67.0	47.1	18.7	65.8
Excalibur	42.2	9.4	51.6	45.8	8.7	54.5
Circus Circus—Las Vegas(2)	27.8	11.6	39.4	29.3	11.8	41.1
Gold Strike—Tunica	8.0	6.4	14.4	14.3	6.4	20.7
Colorado Belle / Edgewater	8.0	5.8	13.8	14.8	5.5	20.3
Circus Circus—Reno	10.2	4.7	14.9	12.5	5.0	17.5
Gold Strike properties(3)	(0.1)	5.3	5.2	7.1	5.2	12.3
MotorCity Casino(4)	31.7	19.3	51.0	24.7	18.1	42.8
Unconsolidated joint ventures(5)	57.9	3.2	61.1	55.9	3.2	59.1
Other	(1.3)	0.0	(1.3)	(2.2)	0.2	(2.0)

Subtotal	264.0	105.3	369.3	268.2	103.8	372.0
Corporate expense	(14.4)	4.9	(9.5)	(17.3)	6.8	(10.5)

Total	$249.6	$110.2	$359.8	$250.9	$110.6	$361.5

(1)
Earnings before interest, taxes, depreciation and amortization ("EBITDA"). EBITDA is included because, as in other entertainment industries, many investors consider it a key benchmark, since it factors out the impact of depreciation and goodwill amortization, the principal noncash expenses affecting our income. EBITDA is not an accepted measure of performance under GAAP and should not be considered an alternative to GAAP measures of performance.

(2)
Includes Circus Circus-Las Vegas and Slots-A-Fun.

(3)
Includes Gold Strike, Nevada Landing and Railroad Pass.

(4)
MotorCity Casino is 53.5% owned and its operations are consolidated for financial reporting purposes.

(5)
Includes Monte Carlo, Grand Victoria and Silver Legacy, each of which is 50%-owned.

  Las Vegas

    Our Las Vegas properties (including our 50% share of Monte Carlo) posted an overall decrease in operating income of $1.4 million, or 2%, during the quarter ended July 31, 2001, while posting an overall increase of $9.4 million, or 6%, for the six months. At Mandalay Bay, operating income rose $5.3 million, or 62%, and $11.5 million, or 61%, in the three and six months versus the prior year due to increases in casino and hotel revenues, as discussed previously. Operating income at our other Las Vegas properties declined in the quarter, tracking lower revenues, with Circus Circus down $2.6 million, or 17%, Excalibur down $2.6 million, or 12%, and Luxor down $1.0 million, or 5%. The contribution from Monte Carlo also fell slightly for the quarter. REVPAR at these properties was largely flat or down slightly for the quarter compared to the prior year. For the six months, operating income at these properties also declined, with the exception of Luxor which was up $2.1 million, or 4%.

  Reno

    Operating income from our Reno properties (including our 50% share of Silver Legacy) was down $2.5 million, or 17%, in the second quarter, and down $2.6 million, or 11% for the six months. Casino revenues at these properties declined in both periods. We believe the Reno market has begun to experience the effects of increased competition from Native American casinos in northern California. In the latter half of the last fiscal year, following the passage of Proposition 5, these Native American casinos began adding more and newer (i.e., more competitive) slot machines. We cannot determine at this time the potential impact of any further expansion of Native American gaming, particularly in California.

  Laughlin

    Our two Laughlin properties, Colorado Belle and Edgewater, posted a combined decrease in operating income of $3.2 million, or 63%, for the quarter ended July 31, 2001, with a combined decrease of $6.8 million, or 46%, for the six months. While REVPAR was relatively flat, casino revenues decreased. Like the Reno market, Laughlin is facing increased competition from Native American casinos in its primary feeder markets in Arizona and southern California.

  Other Markets

    In Detroit, Michigan, MotorCity Casino generated operating income of $14.5 million and $31.7 million in the three and six months ended July 31, 2001. These represent increases of 6% and 28%, respectively, over the same periods a year ago. This property has continued to build its market share, particularly in slot machine revenue. See "Financial Position and Capital Resources" for additional details regarding our Detroit operation.

    In Tunica County, Mississippi, operating income at Gold Strike decreased $2.7 million, or 39%, and $6.3 million, or 44%, in the three and six month periods. This region continues to suffer from competitive marketing pressures.

    Meanwhile, the contribution to income from operations at Grand Victoria (a 50%-owned riverboat casino in Elgin, Illinois) increased $1.2 million, or 9%, in the quarter and increased $1.3 million, or 5%, year-to-date.

Depreciation and Amortization

    For the three and six months ended July 31, 2001, depreciation and amortization expense was $55.3 million and $110.2 million versus $56.3 million and $110.6 million in the prior year. The above amounts include goodwill amortization of $2.9 million in the three month periods and $5.9 million in the six month periods.

Interest Expense

    For the three and six months ended July 31, 2001, interest expense (excluding interest expense of unconsolidated joint ventures and without reduction for capitalized interest) rose $.4 million and $4.3 million, respectively. The increases were due primarily to the effect of the issuance of $500 million principal amount of 10 1/4% Senior Subordinated Notes in July 2000 and the issuance of $200 million principal amount of 9 1/2% Senior Notes in August 2000. The proceeds from these two offerings were used to pay down lower-cost borrowings outstanding under our revolving bank facility. This increase was partially offset by lower average borrowings (approximately $2.61 billion and $2.65 billion in the quarter and six months ended July 31, 2001 compared against approximately $2.83 billion and $2.80 billion for the same periods last year), and lower average interest rates on our bank facility. Borrowings were higher in the prior-year periods due to the purchase of $242.7 million of our common stock during the previous year.

    We also recorded interest expense related to unconsolidated joint ventures of $2.4 million and $5.2 million in the second quarter and six months ended July 31, 2001 compared with $2.8 million and $5.5 million in the prior year. These amounts reflect our 50% share of the interest expense of Silver Legacy and Monte Carlo.

    At July 31, 2001, long-term debt (including current portion) stood at $2.64 billion (including $112.0 million of debt related to MotorCity Casino) compared to $2.79 billion at July 31, 2000 (including $135 million of debt related to MotorCity Casino). Capitalized interest was $.1 million and $.3 million in the quarter and six months ended July 31, 2001 compared to $1.3 million and $3.0 million in the previous year. Capitalized interest in the current year periods relates primarily to the new convention center at Mandalay Bay. Capitalized interest in the prior year periods related primarily to the Shark Reef at Mandalay Bay.

Income Taxes

    The effective tax rate for the three and six months ended July 31, 2001 was 37.1% and 37.0% compared to 37.4% and 37.5% for the same periods a year ago. These rates reflect the corporate statutory rate of 35% plus the effect of various nondeductible expenses, primarily the amortization of goodwill.

RECENT EVENTS

    Terrorist attacks on the World Trade Center in New York City and the Pentagon outside Washington, DC on September 11, 2001 caused an immediate grounding of all domestic airline service in the United States. Serviced resumed on a limited basis on September 13, but the implementation of new security procedures and the public's safety concerns are likely to have a negative effect on leisure-time air travel and business travel for an undetermined period of time. These events can be expected to suppress near-term operating results.

FINANCIAL POSITION AND CAPITAL RESOURCES

Operating Activities

    For the six months ended July 31, 2001, net cash provided by operating activities was $244.2 million versus $266.9 million in the prior year. This decrease was attributable to lower net income and lower distributions from unconsolidated affiliates. Mandalay had cash and cash equivalents of $162.4 million at July 31, 2001, sufficient for normal daily operating requirements.

Investing Activities

    Net cash used in investing activities was $80.9 million for the six months ended July 31, 2001 compared with $105.3 million for the same period last year. Construction payables exhibited a large decrease in the previous year, when the Shark Reef at Mandalay Bay (our saltwater aquarium attraction which opened June 20, 2000) was completed and a significant amount of construction payables were paid.

    Capital expenditures for the six months ended July 31, 2001 were $69.1 million, of which $9.8 million related to the construction of a new convention center at Mandalay Bay and $8.1 million related to the completion of the renovation of a portion of the pyramid rooms at Luxor. Capital expenditures also included $11.0 million related to the acquisition of land adjacent to our temporary casino facility in Detroit. For the prior year, capital expenditures were $63.2 million, of which $22.4 million related to the Shark Reef and $3.8 million related to the renovation of the Luxor rooms.

Financing Activities

    For the six months ended July 31, 2001, financing activities used net cash of $106.9 million compared to $155.8 million in the previous year. In the current year, we paid down approximately $29.3 million of debt (on a net basis) and purchased 3.2 million shares of common stock at a cost of $76.0 million. In the prior year, we purchased 14.4 million shares of common stock at a cost of $242.7 million, financed partly through draws under our credit facility. See "Liquidity" for further discussion of our share repurchase activity.

    In August 2001, we renegotiated our $1.8 billion unsecured credit facility, dated May 23, 1997, and replaced it with three separate facilities that total $1.25 billion (collectively, the "Credit Facilities"). The Credit Facilities, which are for general corporate purposes, include a $250 million term loan facility and a $150 million capital markets term loan facility, pursuant to which we have borrowed the entire respective amounts, and an $850 million revolving facility, pursuant to which we initially borrowed $360 million. Each of the Credit Facilities is unsecured and provides for the payment of interest, at our option, either at a rate equal to or an increment above the higher of Bank of America's "prime rate" and the Federal Reserve Board's "Federal Funds Rate" plus 50 basis points or, alternatively, at a Eurodollar-based rate. Each of the Credit Facilities includes financial covenants regarding our total debt and interest coverage and contains covenants that limit our ability, among other things, to dispose of our assets, make distributions on our capital stock, engage in a merger, incur liens and engage in transactions with our affiliates. Under the terms of the $150 million capital markets term loan facility, we are required to apply the net cash proceeds from certain transactions, including any offering of our debt securities or any offering of our equity securities other than pursuant to our employee benefit plans, to the mandatory prepayment of any indebtedness outstanding under that facility. The entire principal amount then outstanding under each of the Credit Facilities becomes due and payable on August 21, 2006, unless the maturity date is extended with the consent of the lenders.

New Projects

  Mandalay Bay Convention Center

    In April 2001, we announced a proposal to build a three-level convention and meeting complex. The facility will be located on approximately 16.5 acres adjacent to the existing Mandalay Bay Conference Center and will include more than one million square feet of exhibit space. Upon completion of the project, Mandalay Bay will offer a total of almost two million gross square feet of conference and exhibit space. The project broke ground in June 2001 and is expected to open in August 2002. The cost of the convention center, excluding land, preopening expenses and capitalized interest is estimated to be $235 million. As of July 31, 2001, we had incurred costs of $9.8 million related to this project.

  Detroit

    We have formed a joint venture with the Detroit-based Atwater Casino Group to build, own and operate a hotel/casino in Detroit, Michigan. This joint venture is one of three groups which negotiated development agreements with the city. We have a 53.5% ownership interest in the joint venture.

    Pending the development of a permanent hotel/casino, the joint venture constructed a temporary casino (MotorCity Casino) in downtown Detroit, which opened December 14, 1999. The cost of the temporary casino, including land and capitalized interest but excluding preopening expenses, was approximately $150 million. This cost was financed pursuant to the joint venture's $150 million credit facility, which is secured by the assets associated with the temporary casino. We have guaranteed this credit facility. The joint venture's operation of the temporary casino is subject to ongoing regulatory oversight, and its ability to proceed with a permanent resort project is contingent upon the receipt of all necessary gaming approvals and satisfaction of other conditions.

    The site of the permanent facility has not yet been determined, but the facility is expected to include approximately 800 hotel rooms, larger casino space, convention space, retail space and dining and entertainment facilities. We have committed to contribute 20% of the cost of the permanent facility in the form of an additional investment in the joint venture, and the joint venture will seek to borrow the balance of the cost. The cost of the permanent facility has yet to be determined. The development agreement provides that we will guarantee completion of the permanent facility and will enter into a keep-well guarantee with the city, pursuant to which it could be required to contribute additional funds, to the extent needed, to continue operation of the project for a period of two years. This keep-well agreement also applies to the temporary casino. We have issued letters of credit totaling $50 million for the benefit of Bank of America in order to back letters of credit issued by Bank of America for the same total amount. The Bank of America letters of credit were issued to secure payments of principal and interest on bonds issued by the Economic Development Corporation of the City of Detroit. The proceeds of the bonds are to be used to finance costs associated with activities (including acquisition) relating to land located along the Detroit River (including the site where the joint venture's permanent facility originally was to be located).

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

Liquidity

    Based on our operating cash flows, revolving bank facility and ability to raise additional funds through debt or equity markets, we believe we have sufficient capital resources to meet all of our existing cash obligations, fund our capital commitments on projects under-way and strategically purchase shares of our common stock. As of July 31, 2001, under our most restrictive loan covenant, we could issue additional debt of approximately $433 million. Had the loan covenants under our new credit facilities been applicable at July 31, 2001, our additional debt capacity would have been approximately $230 million. Our borrowing capacity under these covenants can fluctuate substantially from quarter to quarter depending upon our operating cash flow.

    In May 2000, our Board of Directors authorized the purchase of up to 15% (or approximately 11.7 million) of our then-outstanding shares of common stock, as market conditions and other factors warrant. In June 2001, our Board of Directors authorized the purchase of up to an additional 15% of our shares of common stock which remain outstanding when we have fully utilized the May 2000 authorization (or approximately 10 million additional shares, based on the number of shares outstanding at July 31, 2001). As of July 31, 2001, we had acquired by direct purchase 5.0 million shares pursuant to our May 2000 authorization and had agreed to purchase an additional 6.1 million shares pursuant to equity forward agreements with Bank of America ("B of A"), more fully described below.

    To facilitate our purchase of shares, we entered into agreements with B of A providing for the purchase, in accordance with the volume and other limitations of Rule 10b-18 under the Securities Exchange Act of 1934, of up to $125 million of our outstanding common stock by B of A, which subsequently acquired 6.1 million shares, representing the maximum amount permitted by the agreements. The agreements provide that on March 29, 2002 (the "Settlement Date"), we will purchase from B of A, at its acquisition cost plus its accrued fees(the "Settlement Amount"), the shares B of A then holds pursuant to the agreements. At our option, we may acquire all or a portion of the shares at an earlier date, or we may become obligated to acquire all or a portion of the shares at an earlier date under certain circumstances specified in the agreements, including the obligation to settle with respect to a minimum of $25 million of our obligation on September 17, 2001, unless B of A agrees that this early settlement is not required and we pay an additional facility fee. The agreements provide for interim settlements pursuant to which we deliver or receive shares at the end of each calendar quarter during the term of the agreements for the purpose of maintaining the aggregate market value of the shares held by B of A pursuant to the agreements at $125 million as of each interim settlement date. At June 30, 2001, our share price was greater than the average acquisition price of the shares purchased by B of A and, in accordance with the interim settlement provisions of the agreement, we received approximately 1.5 million shares from B of A which were included in treasury stock at July 31, 2001. The interim settlements will not reduce or increase the Settlement Amount or the net number of shares we will acquire pursuant to the agreements, if we elect to purchase the shares held by B of A on the Settlement Date.

    Although our current intention is to purchase the shares then held by B of A on the Settlement Date in accordance with the terms of the agreements, we could elect to net settle our obligation in cash or shares (i.e., pay cash or deliver additional shares or receive cash or shares). In the event of a net settlement, B of A will be entitled to receive the Settlement Amount and, to the extent the net proceeds from the sale of the shares held by B of A total less than the Settlement Amount, we will be required to pay the difference in cash or deliver to B of A additional shares with an equivalent value. The number of shares we ultimately acquire from B of A pursuant to these agreements will reduce, by that number, the shares we may purchase pursuant to our share purchase authorizations.

Forward-Looking Statements

    This report includes forward-looking statements which we have based on our current expectations about future events. They include statements with respect to our beliefs, plans, objectives, goals,

expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including statements relating to our business strategy, our current and future development plans, and statements that include the words "may," "could," "should," "would," "believe," "expect," "anticipate," "estimate," "intend," "plan" or similar expressions. These forward-looking statements are subject to risks, uncertainties, and assumptions about us and our operations that are subject to change based on various important factors, some of which are beyond our control. Factors that could cause our financial performance to differ materially from the goals, plans, objectives, intentions and expectations expressed in our forward-looking statements include the following: (i) our development and construction activities and those of the joint ventures in which we participate, (ii) competition, (iii) leverage and debt service (including sensitivity to fluctuations in interest rates and ratings which national rating agencies assign to our outstanding debt securities), (iv) domestic and global economic, credit and capital market conditions, (v) changes in federal or state tax laws or the administration of those laws, (vi) changes in gaming laws or regulations (including the legalization or expansion of gaming in certain jurisdictions), (vii) expansion of gaming on Native American lands, including such lands in California, (viii) applications for licenses and approvals under applicable laws and regulations (including gaming laws and regulations), and (ix) regulatory or judicial proceedings. Additional information concerning potential factors that we think could cause our actual results to differ materially from expected and historical results is included under the caption "Factors that May Affect Our Future Results" in Item 1 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2001. If one or more of the assumptions underlying our forward-looking statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements contained in this report. Therefore, we caution you not to place undue reliance on our forward-looking statements. This statement is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

    As of July 31, 2001 there were no material changes to the information incorporated by reference in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

    The 2001 Annual Meeting of our stockholders was held on June 15, 2001. At the meeting, management's nominees, Arthur H. Bilger, William E. Bannen and Rose McKinney-James, were elected to fill the three available positions as directors of Mandalay Resort Group. Voting (expressed in number of shares) was as follows: Mr. Bilger 70,875,942 for, 1,465,581 against or withheld and no abstentions or broker non-votes; Mr. Bannen 71,593,910 for, 747,613 against or withheld and no abstentions or broker non-votes; and Ms. McKinney-James 71,581,826 for, 759,697 against or withheld and no abstentions or broker non-votes.

    At the meeting, stockholders ratified the appointment of Arthur Andersen LLP as our independent auditors to examine and report on our financial statements for the fiscal year ending January 31, 2002, by vote of 72,121,935 shares for, 188,975 shares against or withheld and 30,613 abstentions or broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K.

    (a) The following exhibits are filed as part of this report:

4(a).	Revolving Loan Agreement, dated as of August 22, 2001, by and among the Registrant, the banks named therein, Bank of America, N.A., as administration agent and Citicorp USA, Inc, and Bankers Trust Company, as syndication agents for the Banks, and the related Subsidiary Guarantee dated August 22, 2001, of the Registrant's subsidiaries named therein.
4(b).
Term Loan Agreement, dated as of August 22, 2001, by and among the Registrant, the banks named therein, Bank of America, N.A., as administration agent and Citicorp USA, Inc, and Bankers Trust Company, as syndication agents for the Banks, and the related Subsidiary Guarantee dated August 22, 2001, of the Registrant's subsidiaries named therein.
4(c).
Capital Markets Term Loan Agreement, dated as of August 22, 2001, by and among the Registrant, the banks named therein, Bank of America, N.A., as administration agent and Citicorp USA, Inc, and Bankers Trust Company, as syndication agents for the Banks, and the related Subsidiary Guarantee dated August 22, 2001, of the Registrant's subsidiaries named therein.
10(a).	Amendment No. 2 to Supplemental Executive Retirement Plan.

    (b)  Reports on Form 8-K.  No report on Form 8-K was filed during the period covered by this report.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANDALAY RESORT GROUP (Registrant)
Date: September 14, 2001	By	/s/ GLENN SCHAEFFER Glenn Schaeffer President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit No.	Description
4(a).	Revolving Loan Agreement, dated as of August 22, 2001, by and among the Registrant, the banks named therein, Bank of America, N.A., as administration agent and Citicorp USA, Inc, and Bankers Trust Company, as syndication agents for the Banks, and the related Subsidiary Guarantee dated August 22, 2001, of the Registrant's subsidiaries named therein.
4(b).
Term Loan Agreement, dated as of August 22, 2001, by and among the Registrant, the banks named therein, Bank of America, N.A., as administration agent and Citicorp USA, Inc, and Bankers Trust Company, as syndication agents for the Banks, and the related Subsidiary Guarantee dated August 22, 2001, of the Registrant's subsidiaries named therein.
4(c).
Capital Markets Term Loan Agreement, dated as of August 22, 2001, by and among the Registrant, the banks named therein, Bank of America, N.A., as administration agent and Citicorp USA, Inc, and Bankers Trust Company, as syndication agents for the Banks, and the related Subsidiary Guarantee dated August 22, 2001, of the Registrant's subsidiaries named therein.
10(a).	Amendment No. 2 to Supplemental Executive Retirement Plan.

QuickLinks

  Part I. FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
  Item 3. Quantitative and Qualitative Disclosures About Market Risks
  PART II. OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 6. Exhibits and Reports on Form 8-K.