Form 10-Q
period 2001-10-31
MANDALAY RESORT GROUP
filed 2001-12-13
CIK 725549

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2001
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 30, 2001
Common Stock, $.01 2/3 par value	70,785,631 shares

MANDALAY RESORT GROUP AND SUBSIDIARIES

Form 10-Q

INDEX

		Page No.
Part I. FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets at October 31, 2001 (Unaudited) and January 31, 2001	3
	Condensed Consolidated Statements of Income (Unaudited) for the Three and Nine Months Ended October 31, 2001 and 2000	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended October 31, 2001 and 2000	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6-14
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-24
Item 3.	Quantitative and Qualitative Disclosures About Market Risks	24
Part II. OTHER INFORMATION
Item 2.	Changes in Securities and Use of Proceeds	25
Item 6.	Exhibits and Reports on Form 8-K	25

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MANDALAY RESORT GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 31, 2001	January 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$100,595	$105,941
Receivables	66,988	78,359
Inventories	31,255	31,180
Prepaid expenses and other	63,940	71,150

Total current assets	262,778	286,630
PROPERTY, EQUIPMENT AND LEASEHOLD INTERESTS, at cost, less accumulated depreciation and amortization of $1,228,387 and $1,077,322, respectively	3,202,288	3,236,824
EXCESS OF PURCHASE PRICE OVER FAIR MARKET value of net assets acquired, net	375,548	384,261
INVESTMENTS IN UNCONSOLIDATED AFFILIATES	245,980	242,504
OTHER ASSETS	108,485	98,047

Total Assets	$4,195,079	$4,248,266

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$37,251	$42,262
Accounts payable—trade	28,725	37,275
Accounts payable—construction	16,825	3,920
Accrued liabilities	270,563	213,218

Total current liabilities	353,364	296,675
LONG-TERM DEBT	2,569,243	2,623,597
DEFERRED INCOME TAX	216,427	235,763
OTHER LONG-TERM LIABILITIES	77,445	41,966

Total liabilities	3,216,479	3,198,001

MINORITY INTEREST	(6,837)	(18,675)

STOCKHOLDERS' EQUITY:
Common stock, $.01 2/3 par value Authorized—450,000,000 shares Issued—113,634,013 shares	1,894	1,894
Preferred stock, $.01 par value Authorized—75,000,000 shares	—	—
Additional paid-in capital	527,150	569,802
Retained earnings	1,422,532	1,321,332
Accumulated other comprehensive loss	(27,184)	(6,804)
Treasury stock (43,786,440 and 37,357,777 shares), at cost	(938,955)	(817,284)

Total stockholders' equity	985,437	1,068,940

Total Liabilities and Stockholders' Equity	$4,195,079	$4,248,266

The accompanying notes are an integral part of these
condensed consolidated financial statements.

MANDALAY RESORT GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2001	2000	2001	2000
REVENUES:
Casino	$299,495	$304,558	$920,666	$924,213
Rooms	144,046	159,592	471,509	474,125
Food and beverage	101,097	108,222	320,763	323,596
Other	80,130	72,449	251,378	219,225
Earnings of unconsolidated affiliates	28,854	29,164	89,886	88,146

	653,622	673,985	2,054,202	2,029,305
Less—complimentary allowances	(44,257)	(43,172)	(131,562)	(125,367)

	609,365	630,813	1,922,640	1,903,938

COSTS AND EXPENSES:
Casino	161,521	165,388	497,057	484,961
Rooms	49,896	52,774	156,363	157,413
Food and beverage	70,351	76,118	222,749	230,667
Other	55,249	48,098	170,212	147,983
General and administrative	103,464	105,118	319,594	306,214
Depreciation and amortization	55,277	53,432	165,522	163,997
Corporate general and administrative	6,422	5,405	15,937	15,924
Operating lease rent	5,944	10,399	23,832	30,001
Preopening expenses	892	—	1,381	1,832

	509,016	516,732	1,572,647	1,538,992

INCOME FROM OPERATIONS	100,349	114,081	349,993	364,946

OTHER INCOME (EXPENSE):
Interest, dividend and other income	441	1,005	188	4,071
Guarantee fees from unconsolidated affiliate	554	647	1,713	1,875
Interest expense	(54,835)	(59,492)	(164,352)	(161,902)
Interest expense from unconsolidated affiliates	(1,962)	(2,922)	(7,120)	(8,385)

	(55,802)	(60,762)	(169,571)	(164,341)

MINORITY INTEREST	(8,170)	(6,088)	(20,442)	(14,328)

INCOME BEFORE PROVISION FOR INCOME TAX	36,377	47,231	159,980	186,277
Provision for income tax	13,066	17,860	58,780	69,996

NET INCOME	$23,311	$29,371	$101,200	$116,281

BASIC EARNINGS PER SHARE
Net income per share	$.33	$.39	$1.38	$1.47

DILUTED EARNINGS PER SHARE
Net income per share	$.32	$.38	$1.35	$1.45

Avg.shares outstanding—basic	70,421,426	76,027,729	73,493,086	79,027,654

Avg.shares outstanding—diluted	71,745,131	77,757,880	75,114,176	80,420,801

The accompanying notes are an integral part of these
condensed consolidated financial statements.

MANDALAY RESORT GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended October 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$101,200	$116,281

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	165,522	163,997
Provision for bad debts	17,408	16,028
Increase (decrease) in deferred income tax	(8,459)	10,299
Increase (decrease) in interest payable	(1,688)	30,617
Increase in accrued pension cost	5,234	3,622
Loss on disposition of fixed assets	2,298	23
(Increase) decrease in other current assets	1,098	(24,934)
Increase in other current liabilities	14,871	38,770
(Increase) decrease in other noncurrent assets	8,757	(181)
Unconsolidated affiliates' (earnings in excess of distributions) distributions in excess of earnings	(3,787)	24,013
Minority interest in earnings, net of distributions	11,838	7,630

Total adjustments	213,092	269,884

Net cash provided by operating activities	314,292	386,165

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(125,147)	(76,001)
Increase (decrease) in construction payable	12,905	(31,148)
Increase in investments	(10,920)	(10,994)
Proceeds from sale of equipment and other assets	1,025	1,680
Other	1,479	(5,151)

Net cash used in investing activities	(120,658)	(121,614)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net effect on cash of issuances and payments of debt with original maturities of three months or less	(10,000)	(675,514)
Issuances of debt with original maturities in excess of three months	—	700,000
Principal payments of debt with original maturities in excess of three months	(49,453)	(23,000)
Debt issuance costs	(9,802)	(16,229)
Exercise of stock options	3,756	14,965
Purchases of treasury stock	(125,910)	(247,128)
Other	(7,571)	(2,973)

Net cash used in financing activities	(198,980)	(249,879)

Net increase (decrease) in cash and cash equivalents	(5,346)	14,672
Cash and cash equivalents at beginning of period	105,941	116,617

Cash and cash equivalents at end of period	$100,595	$131,289

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest (net of amount capitalized)	$161,321	$129,567
Income tax	$44,132	$30,731
Noncash items:
Interim settlement under equity forward contract	$35,612	$—
Decrease in market value of interest rate swaps	$31,258	$—

The accompanying notes are an integral part of these
condensed consolidated financial statements.

MANDALAY RESORT GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All information for the three and nine months ended
October 31, 2001 and 2000 is unaudited.)

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

    Certain reclassifications have been made to the financial statements for the three and nine months ended October 31, 2000 to conform to the financial statement presentation for the three and nine months ended October 31, 2001. These reclassifications have no effect on net income.

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

    Comprehensive income consists of the following (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2001	2000	2001	2000
Net income	$23,311	$29,371	$101,200	$116,281
Cumulative effect of a change in accounting principle for interest rate swaps	—	—	(9,300)	—
Adjustment to fair value of interest rate swaps	(5,766)	—	(11,080)	—

Comprehensive income	$17,545	$29,371	$80,820	$116,281

    The accumulated comprehensive loss reflected on the balance sheet consists of the following (in thousands):

	October 31, 2001	January 31, 2001
Minimum pension liability adjustment	$6,804	$6,804
Adjustment to fair value of interest rate swaps	20,380	—

Accumulated comprehensive loss	$27,184	$6,804

(2)  Long-term debt—

    Long-term debt consists of the following (in thousands):

	October 31, 2001	January 31, 2001
Amounts due under bank credit agreement at floating interest rates, weighted average of 4.3% and 6.9%	$750,000	$760,000
Amounts due under majority-owned joint venture revolving credit facility at floating interest rates, weighted average of 4.1% and 7.1%	77,000	127,000
6 3/4% Senior Subordinated Notes due 2003 (net of unamortized discount of $27 and $39)	149,973	149,961
9 1/4% Senior Subordinated Notes due 2005	275,000	275,000
6.45% Senior Notes due 2006 (net of unamortized discount of $187 and $220)	199,813	199,780
10 1/4% Senior Subordinated Notes due 2007	500,000	500,000
9 1/2% Senior Notes due 2008	200,000	200,000
7 5/8% Senior Subordinated Debentures due 2013	150,000	150,000
7.0% Debentures due 2036 (net of unamortized discount of $96 and $106)	149,904	149,894
6.70% Debentures due 2096 (net of unamortized discount of $100 and $135)	149,900	149,865
Other notes	4,904	4,359

	2,606,494	2,665,859
Less—current portion	(37,251)	(42,262)

	$2,569,243	$2,623,597

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

    The Company has entered into various interest rate swaps, principally with its bank group, to manage interest expense, which is subject to fluctuation due to the variable-rate nature of the debt under the Company's corporate debt program. The Company has interest rate swap agreements under which it pays a fixed interest rate (weighted average of approximately 6.4%) and receives a variable interest rate (weighted average of approximately 2.9% at October 31, 2001) on $550 million notional amount of "initial" swaps. The net effect of all such swaps resulted in additional interest expense of approximately $7.9 million for the nine months ended October 31, 2001. Three of the swaps with a combined notional amount of $350 million terminate in fiscal 2003. The remaining swap of $200 million notional amount terminates in fiscal 2004.

    The above swaps meet the criteria for hedge accounting established by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The fair market value of the swaps is recorded as an asset or a liability in accordance with SFAS 133. At February 1, 2001, we recorded a liability of $14.3 million ($9.3 million, net of tax), representing the fair market value of the swaps. The corresponding loss was recorded as a cumulative effect of a change in accounting principle as part of other comprehensive income. The value of the swaps decreased by an additional $17.0 million ($11.1 million, net of tax) during the nine months ended October 31, 2001, which increased the liability with the corresponding loss included as other comprehensive income.

    As of October 31, 2001, under its most restrictive loan covenant, the Company was restricted from issuing additional debt in excess of approximately $61 million. The borrowing capacity under these covenants can fluctuate substantially from quarter to quarter depending upon operating cash flow.

(3)  Lease facility—

    On October 30, 1998, the Company entered into an operating lease agreement with a group of financial institutions (the "Lease Facility") to permit the Company to lease up to $200 million of equipment. As of June 30, 1999, the Company had utilized the entire $200 million Lease Facility to lease equipment at Mandalay Bay and, pursuant to the terms of the lease, the commitment under the Company's then-existing bank credit facility was permanently reduced to $1.8 billion. The base term of the lease expired June 30, 2001. The lease agreement provides that the lease term will automatically renew for an additional one year term (with a maximum of two successive one-year renewal terms) unless the Company makes prior election to terminate the lease, and pursuant to this provision, the lease term has been automatically extended to June 30, 2003. The rent expense related to this lease facility is reported separately on the consolidated statements of income as operating lease rent.

(4)  Stock options—

    The Company has various stock option plans for executive, managerial and supervisory personnel as well as the Company's outside directors and consultants. The plans permit grants of options, performance share and restricted stock awards relating to the Company's common stock. The only awards granted pursuant to such plans through October 31, 2001 are stock options, which are generally exercisable in one or more installments beginning not less than six months after the grant date.

    Summarized information for stock options granted pursuant to the Company's plans is as follows:

	Nine Months Ended October 31, 2001
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	5,615,940	$13.46
Granted	4,631,500	19.33
Exercised	(299,935)	12.20
Canceled	(40,400)	14.70

Outstanding at end of period	9,907,105	$16.24

Options exercisable at end of period	3,478,363	$13.00
Options available for grant at end of period	5,390

(5)  Stock related matters—

    During the nine months ended October 31, 2001, the Company repurchased 5.2 million shares of its common stock at a cost of $125.9 million. In the prior year nine months, the Company repurchased 14.5 million shares of its common stock at a cost of $247.1 million. The Company also receives or delivers shares of its common stock under interim settlement provisions pursuant to the Company's agreement to purchase shares from Bank of America (See Note 8 for a complete discussion of this agreement.)

(6)  Earnings per share—

    The table below reconciles weighted average shares outstanding used to calculate basic earnings per share with the weighted average shares outstanding used to calculate diluted earnings per share. There were no reconciling items for net income.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2001	2000	2001	2000
	(in thousands, except earnings per share)
Net income	$23,311	$29,371	$101,200	$116,281

Weighted average shares outstanding used in computation of basic earnings per share	70,421	76,028	73,493	79,028
Stock options	1,324	1,730	1,621	1,393

Weighted average shares outstanding used in computation of diluted earnings per share	71,745	77,758	75,114	80,421

Basic earnings per share	$.33	$.39	$1.38	$1.47

Diluted earnings per share	$.32	$.38	$1.35	$1.45

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

	October 31, 2001	January 31, 2001
Circus and Eldorado Joint Venture (50%) (Silver Legacy, Reno, Nevada)	$77,070	$72,222
Elgin Riverboat Resort (50%) (Grand Victoria, Elgin, Illinois)	39,676	39,156
Victoria Partners (50%) (Monte Carlo, Las Vegas, Nevada)	129,234	131,126

	$245,980	$242,504

    The above unconsolidated affiliates operate with fiscal years ending on December 31. Summarized results of operations of the unconsolidated affiliates are as follows (unaudited, in thousands):

	Nine Months Ended September 30,
	2001	2000
Revenues	$651,432	$646,441
Expenses	472,406	471,908
Operating income	179,026	174,533
Net income	165,798	159,727

    Included in the above are revenues of Grand Victoria of $317,852 and $298,318 for the nine months ended September 30, 2001 and 2000. The property's operating margin during both of those periods was 30%.

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

    The Company has commenced construction of a three-level convention and meeting complex located on approximately 16.5 acres adjacent to the existing Mandalay Bay Conference Center. The complex will include more than one million square feet of exhibit space. Upon completion of the project, Mandalay Bay will offer a total of almost two million gross square feet of conference and exhibit space. Following the events of September 11, construction on the facility was temporarily suspended. The Company intends to resume construction in the first quarter of next fiscal year, with the facility currently expected to open in January 2003. The cost of the convention center, excluding land, preopening expenses and capitalized interest, is estimated to be $235 million. As of October 31, 2001, the Company had incurred costs of $46.5 million related to this project.

    The Company has formed a joint venture with the Detroit-based Atwater Casino Group to build, own and operate a hotel/casino in Detroit, Michigan. This joint venture is one of three groups which negotiated development agreements with the city. Mandalay has a 53.5% ownership interest in the joint venture.

    Pending the development of a permanent hotel/casino, the joint venture constructed a temporary casino (MotorCity Casino) in downtown Detroit, which opened December 14, 1999. The cost of the temporary casino, including land and capitalized interest but excluding preopening expenses, was approximately $150 million. This cost was financed pursuant to the joint venture's $150 million credit facility, which is secured by the assets associated with the temporary casino. The Company has guaranteed this credit facility. The joint venture's operation of the temporary casino is subject to ongoing regulatory oversight, and its ability to proceed with a permanent resort project is contingent upon the receipt of all necessary gaming approvals and satisfaction of other conditions.

    The site of the permanent facility has not yet been determined, but the facility is expected to include approximately 800 hotel rooms, larger casino space, convention space, retail space and dining and entertainment facilities. The Company has committed to contribute 20% of the cost of the permanent facility in the form of an additional investment in the joint venture, and the joint venture will seek to borrow the balance of the cost. The cost of the permanent facility has yet to be determined. The development agreement provides that the Company will guarantee completion of the permanent facility and will enter into a keep-well guarantee with the city, pursuant to which the Company could be required to contribute additional funds, to the extent needed, to continue operation of the project for a period of two years. This keep-well agreement also applies to the temporary casino. The Company has issued letters of credit totaling $50 million for the benefit of Bank of America in order to back letters of credit issued by Bank of America for the same total amount. The Bank of America letters of credit were issued to secure payments of principal and interest on bonds issued by the Economic Development Corporation of the City of Detroit. The proceeds of the bonds are to be used to finance costs associated with activities (including acquisition) relating to land located along the Detroit River (including the site where the joint venture's permanent facility originally was to be located).

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

    In May 2000, the Company's Board of Directors authorized the purchase of up to 15% (or approximately 11.7 million) of the then-outstanding shares of common stock, as market conditions and other factors warrant. In June 2001, the Board of Directors authorized the purchase of up to an additional 15% of the shares of common stock which remain outstanding after the Company has fully utilized the May 2000 authorization (or approximately 10 million additional shares, based on the number of shares outstanding at October 31, 2001).

    To facilitate the purchase of shares, the Company entered into equity forward agreements with Bank of America ("B of A") providing for the purchase, in accordance with the volume and other limitations of Rule 10b-18 under the Securities Exchange Act of 1934, of up to $145 million of the Company's outstanding common stock by B of A, which subsequently acquired 6.9 million shares at a total cost of $138.9 million. The agreements provide that on March 29, 2002, or such later date as may be agreed to by the parties (the "Settlement Date"), the Company will purchase from B of A, at its acquisition cost plus its accrued fees (the "Settlement Amount"), the shares B of A then holds pursuant to the agreements. At its option, the Company may acquire all or a portion of the shares at an earlier date, or the Company may become obligated to acquire all or a portion of the shares at an earlier date under certain circumstances specified in the agreements. The agreements provide for interim settlements pursuant to which the Company delivers or receives shares at the end of each calendar quarter during the term of the agreements for the purpose of maintaining the aggregate market value of the shares held by B of A pursuant to the agreements at the level on the prior interim settlement date, after giving effect to the interim settlement with respect to that date. The agreement was amended September 15, 2001 to provide that the final two interim settlements take place October 31, 2001 and January 31, 2002. At June 30, 2001, the Company's share price was greater than the average acquisition price of the shares purchased by B of A at that time and, in accordance with the interim settlement provisions of the agreement, the Company received approximately 1.5 million shares from B of A, which were included in treasury stock. At October 31, 2001, the Company's stock price was below the average acquisition price of the remaining shares purchased and held by B of A. Pursuant to the agreements, interim settlement in shares would have required the Company to deliver approximately 3.1 million shares to B of A. Because this would have caused B of A's total holdings of Mandalay's common stock to exceed 8.5% of the Company's outstanding shares, the maximum permitted under the agreements, the Company delivered to B of A a combination of $35.6 million in cash and .9 million shares of stock. This settlement occurred November 5, 2001. (Note: The cash portion of the settlement was included in accrued liabilities at October 31, 2001.) Thus, this interim settlement reduced the Settlement Amount, excluding accrued fees, to $103.1 million, covering 6.3 million shares as of that date.

    Although the Company's current intention is to purchase the shares then held by B of A on the Settlement Date in accordance with the terms of the agreements, the Company could elect to net settle the obligation in cash or shares (i.e., pay cash or deliver additional shares or receive cash or shares). In the event of a net settlement, B of A will be entitled to receive the Settlement Amount. To the extent the net proceeds from the sale of the shares held by B of A total less than the Settlement Amount, the Company will be required to pay the difference in cash or deliver to B of A additional shares with an equivalent value, limited to the maximum number of shares under the agreement. To the extent the net proceeds from the sale of the shares held by B of A total more than the Settlement Amount, B of A is required to pay the Company the difference in cash or deliver to the Company additional shares with an equivalent value. The number of shares the Company will ultimately acquire from B of A pursuant to these agreements will reduce, by that number, the shares the Company may purchase pursuant to its share purchase authorizations.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

RESULTS OF OPERATIONS

September 11, 2001

    The terrorist attacks on September 11, 2001 had a pronounced impact on our operating results for the third quarter ended October 31, 2001. This impact was felt primarily in our principal market of Las Vegas, where approximately two-thirds of our operating income is generated. Our Las Vegas properties are dependent on air travel for a larger portion of their customers. This is particularly true at our more upscale resorts, Mandalay Bay and Luxor, where more than 50% of hotel customers arrive via plane. As a result of the terrorist attacks, air travel nationally plummeted. Passenger counts at McCarran International Airport in Las Vegas fell almost 30% in the month of September. The decrease in air traffic caused declines in the number of customers staying at and visiting our Las Vegas properties. Immediately following the attacks, occupancy at our Las Vegas properties (representing more than 18,000 hotel rooms, including Monte Carlo) fell to the mid-60% range, compared to a normal occupancy above 90%. These factors resulted in sharp declines in revenues and operating income at our Las Vegas properties during the quarter, and affected results for the nine-month period as well.

    Our operations in Reno, Laughlin and Jean, Nevada were not as significantly impacted by the events of September 11. These markets are essentially drive-in markets. While air traffic fell sharply following the attacks, and continues to remain at below-normal levels, automobile traffic to these markets has increased.

    Meanwhile, results at our joint-venture properties in Elgin, Illinois and Detroit, Michigan reflected no apparent adverse impact from the terrorist attacks, as their operating results improved versus the prior year. These markets are essentially locals markets, wherein a majority of customers live within a relatively short distance of our properties, thus minimizing travel concerns in the aftermath of the attacks.

    In response to the effects of the terrorist attacks on our business, we undertook several steps to mitigate the impact of September 11 on our operations and financial position. These steps included temporarily suspending construction of our new convention center at Mandalay Bay (see discussion under "New Projects" for more details), delaying or suspending all other discretionary capital spending, and the layoff of a portion of our workforce. We laid off approximately 4,500 employees at the beginning of October, mostly at our Las Vegas properties. We have subsequently rehired approximately one-third of those employees. Once business levels return to normal, we anticipate that additional employees will be rehired. These measures have helped partially mitigate the negative impact of the attacks.

    While air traffic levels have rebounded from the levels immediately following September 11, they remain below pre-September 11 levels. At our Las Vegas properties, weekend business (which accounts for over 50% of our profits and is less dependent on air travel) has returned to near normal levels, in terms of customer volume. However, midweek business remains relatively weak. This segment of our business is driven more by business travelers (versus vacationers), who have been the most deterred by the terrorist attacks. We believe this segment of our business will be slower to recover.

    As of the date of this filing, we continue to see the events of September 11 suppressing our operating results. Our fourth quarter is typically our lowest quarter in terms of operating income and earnings per share. However, this year's fourth quarter is even more challenged. Not only are the events of September 11 disrupting advance bookings for the critical New Year's period, but two other normally key fourth quarter events, Super Bowl and Chinese New Year, will now take place in February 2002. As a result, we anticipate a net loss per share in the double-digit range for our fourth quarter ending January 31, 2002. We cannot predict the extent to which the events of September 11 will continue to directly or indirectly impact our operating results in the future, nor can we predict the extent to which future security alerts and/or additional terrorist attacks may impact our operations.

Earnings per Share

    For the quarter ended October 31, 2001, we reported net income of $23.3 million, or $.32 per diluted share, versus $29.4 million, or $.38 per diluted share, for the same period last year. For the nine months, net income was $101.2 million, or $1.35 per diluted share, compared to $116.3 million, or $1.45 per diluted share.

    The decreases in earnings per share in the three and nine months were attributable primarily to the events of September 11, as previously discussed. Until then, our operating results for the third quarter were trending above the prior year. Earnings in these periods also reflected weaker performances at our properties in the secondary Nevada markets of Laughlin, Reno, and Jean. These markets were already experiencing declining operating results prior to the events of September 11, due primarily to the larger presence of Native American casinos in California, as well as a slower economy. Results for the nine months were also impacted by higher utility costs, which rose $10.8 million at our wholly owned properties. The above-noted negative factors were partially offset by lower average diluted shares outstanding in both the three and nine months ended October 31, 2001 versus the prior year, due to our repurchase of shares. (See Financial Position and Capital Resources for a discussion of our share repurchase activity.)

    For the three and nine months ended October 31, 2001, results include preopening expenses of $.9 million and $1.4 million, respectively, related to the new convention center currently under construction at Mandalay Bay. For the nine months ended October 31, 2000, results include preopening expenses of $1.8 million, related primarily to the Shark Reef at Mandalay Bay, which opened June 20, 2000.

Revenues

    Revenues decreased $21.4 million, or 3%, for the three months ended October 31, 2001, but increased $18.7 million, or 1%, for the nine months, compared to the same periods last year. The decrease in the quarter was due primarily to our Las Vegas Strip properties (including our 50% share of Monte Carlo), whose revenues were down $14.7 million, or 4%, attributable to the events of September 11. During the nine-month period, revenues on the Strip increased $31.1 million, or 3%, due to Mandalay Bay, whose revenues rose $37.8 million, or 9%, driven by increases in casino and room revenues. Luxor was also a significant contributor in the nine months, with revenues rising $5.2 million, or 2%. Revenues also improved at MotorCity Casino in Detroit, Michigan, up $16.0 million, or 6%, year-to-date, as we continue to grow our share of that market.

    Revenues were down in the three and nine month periods at our Laughlin properties (down $3.6 million, or 9%, and $10.2 million, or 8%, respectively), our Jean properties (down $4.0 million, or 20%, and $11.1 million, or 17%, respectively), and our Reno properties, including our share of Silver Legacy, (down $1.1 million, or 3%, and $3.6 million, or 3%, respectively). We believe increased competition from Native American casinos in California has affected these drive-in, ancillary Nevada markets. Furthermore, revenues at Gold Strike in Tunica County, Mississippi were down $3.1 million, or 9%, in the quarter and $6.5 million, or 6%, year-to-date as the economic recession appears to be having a more significant influence in that region.

Casino Revenues

    Casino revenues declined $5.1 million, or 2%, and $3.5 million, or less than 1%, in the three and nine month periods ended October 31, 2001. Casino revenues at Mandalay Bay grew $6.5 million, or 15%, in the quarter and $18.2 million, or 13%, in the nine months. This property experienced a higher than normal hold (win) percentage on its table games during the third quarter this year, versus a lower than normal hold percentage in the third quarter last year. The difference in the hold percentage accounted for the increase at this property in the quarter. All of our other major, wholly owned properties experienced a decline in casino revenues in both the three and nine month periods. The events of September 11 were the principal factor in these declines.

Hotel Revenues

    Hotel revenues fell $15.5 million, or 10%, in the quarter and $2.6 million, or less than 1%, in the nine months. Our Las Vegas properties experienced strong growth in revenue per available room ("REVPAR") through the first part of the year, driven by increases in room rates. Following September 11, occupancy rates declined dramatically and room rates were discounted in order to stimulate demand. As a result, REVPAR distinctly fell in the third quarter and compared flat for the nine months, as indicated in the following table:

	Quarter 10/31/01			Quarter 10/31/00
	Avg. Rate	Occ.%	REVPAR	Avg. Rate	Occ.%	REVPAR
Weighted average all wholly owned properties	$80	81.8%	$65	$79	91.6%	$73
Weighted average wholly owned Las Vegas Strip properties	$93	84.7%	$79	$93	95.4%	$88
	Nine Months 10/31/01			Nine Months 10/31/00
	Avg. Rate	Occ.%	REVPAR	Avg. Rate	Occ.%	REVPAR
Weighted average all wholly owned properties	$83	87.6%	$73	$78	92.6%	$73
Weighted average wholly owned Las Vegas Strip properties	$97	90.7%	$88	$91	96.1%	$88

Food and Beverage Revenues

    Food and beverage revenues decreased $7.1 million, or 7%, and $2.8 million, or less than 1%, in the three and nine month periods versus the same periods last year, again attributable to the events of September 11.

Other Revenues

    Other revenues rose $7.7 million, or 11%, and $32.2 million, or 15%, in the three and nine months ended October 31, 2001 compared with the prior year. Other revenues come principally from amusements, retail stores and entertainment. Most of the increases were attributable to the success of Blue Man Group, the unique off-Broadway production at Luxor, which debuted in March 2000. The April 2001 opening of our new production "Storm" in the Mandalay Bay Showroom also contributed to the increases. The Shark Reef at Mandalay Bay, which opened June 2000, was also a significant factor in the nine month period.

Earnings of Unconsolidated Affiliates

    We record our share of the operating income of our unconsolidated joint ventures (Grand Victoria, Monte Carlo and Silver Legacy) as revenue under "Earnings of Unconsolidated Affiliates." (Results of MotorCity Casino are consolidated for financial reporting purposes.) Earnings of unconsolidated affiliates decreased $.3 million, or 1%, in the quarter, and increased $1.7 million, or 2%, in the nine months, with the nine-month increase attributable to the 50%-owned Grand Victoria.

Income from Operations

    For the three and nine months ended October 31, 2001, income from operations declined $13.7 million, or 12%, and $15.0 million, or 4%, from the year-ago periods. The composite operating margin was 16.5% and 18.2% for the three and nine months this year compared to 18.1% and 19.2% for the comparable periods last year. While Mandalay Bay generated strong increases in operating income (up $1.7 million, or 16%, in the quarter and $13.2 million, or 45%, in the nine months), most of our other properties reported declines in both the three and nine months. The table below summarizes operating results by property and is followed by a discussion of operating results by market.

	QUARTER 10/31/2001			QUARTER 10/31/2000
	Operating Income	Depreciation	EBITDA(1)	Operating Income	Depreciation	EBITDA(1)
	(in millions)
Mandalay Bay	$12.2	$11.1	$23.3	$10.5	$9.7	$20.2
Luxor	17.9	9.1	27.0	23.2	9.4	32.6
Excalibur	16.6	4.5	21.1	20.0	4.3	24.3
Circus Circus-Las Vegas (2)	8.7	6.0	14.7	11.6	5.8	17.4
Gold Strike-Tunica	2.4	3.2	5.6	4.8	3.3	8.1
Colorado Belle / Edgewater	1.6	2.8	4.4	2.5	2.8	5.3
Circus Circus-Reno	4.9	2.3	7.2	4.9	2.4	7.3
Gold Strike properties (3)	(1.5)	2.5	1.0	1.0	2.6	3.6
MotorCity Casino (4)	19.6	9.9	29.5	16.3	10.0	26.3
Unconsolidated joint ventures (5)	27.3	1.6	28.9	27.6	1.6	29.2
Other	(1.0)	0.3	(0.7)	(1.7)	0.3	(1.4)

Subtotal	108.7	53.3	162.0	120.7	52.2	172.9
Corporate expense	(8.4)	2.0	(6.4)	(6.6)	1.2	(5.4)

Total	$100.3	$55.3	$155.6	$114.1	$53.4	$167.5

	NINE MONTHS 10/31/2001			NINE MONTHS 10/31/2000
	Operating Income	Depreciation	EBITDA(1)	Operating Income	Depreciation	EBITDA(1)
	(in millions)
Mandalay Bay	$42.6	$32.9	$75.5	$29.4	$30.7	$60.1
Luxor	67.1	26.9	94.0	70.3	28.1	98.4
Excalibur	58.8	13.9	72.7	65.8	13.0	78.8
Circus Circus-Las Vegas (2)	36.5	17.6	54.1	40.9	17.6	58.5
Gold Strike-Tunica	10.4	9.6	20.0	19.1	9.7	28.8
Colorado Belle / Edgewater	9.6	8.6	18.2	17.3	8.3	25.6
Circus Circus-Reno	15.1	7.0	22.1	17.4	7.4	24.8
Gold Strike properties (3)	(1.6)	7.8	6.2	8.1	7.8	15.9
MotorCity Casino (4)	51.3	29.2	80.5	41.0	28.1	69.1
Unconsolidated joint ventures (5)	85.2	4.8	90.0	83.5	4.8	88.3
Other	(2.5)	0.6	(1.9)	(4.1)	0.6	(3.5)

Subtotal	372.5	158.9	531.4	388.7	156.1	544.8
Corporate expense	(22.5)	6.6	(15.9)	(23.8)	7.9	(15.9)

Total	$350.0	$165.5	$515.5	$364.9	$164.0	$528.9

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

(5)
Includes Monte Carlo, Grand Victoria and Silver Legacy, each of which is 50%-owned.

Las Vegas

    Our Las Vegas properties (including our 50% share of Monte Carlo) posted an overall decrease in operating income of $11.1 million, or 15%, and $1.7 million, or 1%, during the three and nine months ended October 31, 2001. At Mandalay Bay, operating income rose $1.7 million, or 16%, and $13.2 million, or 45%, in the three and nine months versus the prior year due to increases in casino and hotel revenues, as discussed previously. Operating income at our other Las Vegas properties declined in the quarter, tracking lower revenues stemming from September 11, with Circus Circus down $2.9 million, or 25%, Excalibur down $3.4 million, or 17%, and Luxor down $5.3 million, or 23%. The contribution from Monte Carlo also fell, down $1.2 million, or 13%, for the quarter. For the nine months, operating income at these properties also declined, due to the downtrend of the third quarter results.

Reno

    Operating income from our Reno properties (including our 50% share of Silver Legacy) was down $.3 million, or 3%, in the third quarter, and down $2.9 million, or 9%, for the nine months. Casino revenues at these properties declined in both periods. We believe the Reno market is experiencing the effects of increased competition from Native American casinos in northern California. We cannot determine at this time the potential impact of any further expansion of Native American gaming, particularly in California. The events of September 11 were also a contributing factor.

Laughlin

    Our two Laughlin properties, Colorado Belle and Edgewater, posted a combined decrease in operating income of $.9 million, or 36%, for the quarter ended October 31, 2001, with a combined decrease of $7.7 million, or 45%, for the nine months. While REVPAR was relatively flat, casino revenues decreased. Like the Reno market, Laughlin is facing increased competition from Native American casinos in its primary feeder markets in Arizona and southern California.

Other Markets

    In Detroit, Michigan, MotorCity Casino generated operating income of $19.6 million and $51.3 million in the three and nine months ended October 31, 2001. These results represent increases of 20% and 25%, respectively, over the same periods a year ago. This property has continued to build its market share, particularly in slot machine revenue. The property also benefitted from the temporary closure of the U.S./Canadian border immediately following the terrorist attacks (and subsequently increased security), which limited access to a competing property in Windsor, Ontario. See "Financial Position and Capital Resources" for additional details regarding our Detroit operation.

    In Tunica County, Mississippi, operating income at Gold Strike decreased $2.4 million, or 50%, and $8.7 million, or 46%, in the three and nine month periods. We believe the slow economy has had a more pronounced affect on this region, notably Memphis, Tennessee, which accounts for over half the property's customer base.

    Meanwhile, the contribution to income from operations from Grand Victoria (a 50%-owned riverboat casino in Elgin, Illinois) increased $1.2 million, or 9%, in the quarter and $2.5 million, or 6%, year-to-date.

Depreciation and Amortization

    For the three and nine months ended October 31, 2001, depreciation and amortization expense was $55.3 million and $165.5 million versus $53.4 million and $164.0 million in the prior year. The above amounts include goodwill amortization of $3.0 million in the three month periods and $8.9 million in the nine month periods.

Interest Expense

    For the three months ended October 31, 2001, interest expense (excluding interest expense of unconsolidated joint ventures and without reduction for capitalized interest) declined $2.6 million, largely due to decreases in interest rates on borrowings from our banks. For the nine months, interest expense increased $1.8 million resulting from the issuance of $500 million principal amount of 10 1/4% Senior Subordinated Notes in July 2000 and the issuance of $200 million principal amount of 9 1/2% Senior Notes in August 2000. The proceeds from these two offerings were used to pay down lower-cost borrowings outstanding under our revolving bank facility. This increase was partially offset by lower average interest rates on our bank facility.

    We also recorded interest expense related to unconsolidated joint ventures of $2.0 million and $7.1 million in the third quarter and nine months ended October 31, 2001 compared with $2.9 million and $8.4 million in the prior year. These amounts reflect our 50% share of the interest expense of Silver Legacy and Monte Carlo.

    At October 31, 2001, long-term debt (including current portion) stood at $2.61 billion (including $77.0 million of debt related to MotorCity Casino) compared to $2.71 billion at October 31, 2000 (including $127.0 million of debt related to MotorCity Casino). Capitalized interest was $.8 million in the nine months ended October 31, 2001 compared to $1.5 million in the previous year. Capitalized interest in the current year relates primarily to the new convention center at Mandalay Bay. Capitalized interest in the prior year was associated with the Shark Reef at Mandalay Bay.

Income Taxes

    The effective tax rate for the three and nine months ended October 31, 2001 was 35.9% and 36.7% compared to 37.8% and 37.6% for the same periods a year ago. These rates reflect the corporate statutory rate of 35% plus the effect of various nondeductible expenses, primarily the amortization of goodwill.

FINANCIAL POSITION AND CAPITAL RESOURCES

Operating Activities

    For the nine months ended October 31, 2001, net cash provided by operating activities was $314.3 million versus $386.2 million in the prior year. This decrease was attributable to lower net income and lower distributions from unconsolidated affiliates. Interest payable was also a factor, increasing in the prior year due to the issuance of the 10 1/4% Senior Subordinated Notes in July 2000 and the 9 1/2% Senior Notes in August 2000, while decreasing in the nine months this year. Mandalay had cash and cash equivalents of $100.6 million at October 31, 2001, sufficient for normal daily operating requirements.

Investing Activities

    Net cash used in investing activities was $120.7 million for the nine months ended October 31, 2001 compared with $121.6 million for the same period last year. Construction payables exhibited a large decrease in the previous year, when the Shark Reef at Mandalay Bay was completed and a significant amount of construction payables were paid. This was largely offset by increases in capital spending as detailed below.

    Capital expenditures for the nine months ended October 31, 2001 were $125.1 million, of which $46.5 million related to the construction of a new convention center at Mandalay Bay and $8.4 million related to the completion of the renovation of a portion of the pyramid rooms at Luxor. Capital expenditures also included $11.0 million related to the acquisition of land adjacent to our temporary casino facility in Detroit. For the prior year, capital expenditures were $76.0 million, of which $22.4 million related to the Shark Reef and $7.5 million related to the renovation of the Luxor rooms.

Financing Activities

    For the nine months ended October 31, 2001, financing activities used net cash of $199.0 million compared to $249.9 million in the previous year. In the current year, we paid down approximately $59.5 million of debt (on a net basis) and purchased 5.2 million shares of common stock at a cost of $125.9 million. In the prior year, we purchased 14.5 million shares of common stock at a cost of $247.1 million, financed partly through draws under our credit facility. See "Liquidity" for further discussion of our share repurchase activity.

    In August 2001, we renegotiated our $1.8 billion unsecured credit facility, dated May 23, 1997, and replaced it with three separate facilities that total $1.25 billion (collectively, the "Credit Facilities"). The Credit Facilities, which are for general corporate purposes, include a $250 million term loan facility and a $150 million capital markets term loan facility, pursuant to which we have borrowed the entire respective amounts, and an $850 million revolving facility, pursuant to which we initially borrowed $360 million. Each of the Credit Facilities is unsecured and provides for the payment of interest, at our option, either at a rate equal to or an increment above the higher of Bank of America's "prime rate" and the Federal Reserve Board's "Federal Funds Rate" plus 50 basis points or, alternatively, at a Eurodollar-based rate. Each of the Credit Facilities includes financial covenants regarding our total debt and interest coverage and contains covenants that limit our ability, among other things, to dispose of our assets, make distributions on our capital stock, engage in a merger, incur liens and engage in transactions with our affiliates. Under the terms of the $150 million capital markets term loan facility, we are required to apply the net cash proceeds from certain transactions, including any offering of our debt securities or any offering of our equity securities other than pursuant to our employee benefit plans, to the mandatory prepayment of any indebtedness outstanding under that facility. The entire principal amount then outstanding under each of the Credit Facilities becomes due and payable on August 21, 2006, unless the maturity date is extended with the consent of the lenders. See "Liquidity" for discussion of the amendment of certain covenants in the Credit Facilities relating to our ability to incur indebtedness.

New Projects

Mandalay Bay Convention Center

    We have commenced construction of a three-level convention and meeting complex located on approximately 16.5 acres adjacent to the existing Mandalay Bay Conference Center. The complex will include more than one million square feet of exhibit space. Upon completion of the project, Mandalay Bay will offer a total of almost two million gross square feet of conference and exhibit space. Following the events of September 11, construction on the facility was temporarily suspended. We intend to resume construction in the first quarter of next fiscal year, with the facility currently expected to open in January 2003. The cost of the convention center, excluding land, preopening expenses and capitalized interest, is estimated to be $235 million. As of October 31, 2001, we had incurred costs of $46.5 million related to this project.

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

    The site of the permanent facility has not yet been determined, but the facility is expected to include approximately 800 hotel rooms, larger casino space, convention space, retail space and dining and entertainment facilities. We have committed to contribute 20% of the cost of the permanent facility in the form of an additional investment in the joint venture, and the joint venture will seek to borrow the balance of the cost. The cost of the permanent facility has yet to be determined. The development agreement provides that we will guarantee completion of the permanent facility and will enter into a keep-well guarantee with the city, pursuant to which we could be required to contribute additional funds, to the extent needed, to continue operation of the project for a period of two years. This keep-well agreement also applies to the temporary casino. We have issued letters of credit totaling $50 million for the benefit of Bank of America in order to back letters of credit issued by Bank of America for the same total amount. The Bank of America letters of credit were issued to secure payments of principal and interest on bonds issued by the Economic Development Corporation of the City of Detroit. The proceeds of the bonds are to be used to finance costs associated with activities (including acquisition) relating to land located along the Detroit River (including the site where the joint venture's permanent facility originally was to be located).

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

Liquidity

    Based on our operating cash flows, revolving bank facility and ability to raise additional funds through debt or equity markets, we believe we have sufficient capital resources to meet all of our existing cash obligations, fund our capital commitments on projects underway and strategically purchase shares of our common stock. As of October 31, 2001, under our most restrictive loan covenants, we could issue additional debt of approximately $61 million. Our borrowing capacity under these covenants can fluctuate substantially from quarter to quarter depending upon our operating cash flow.

    Subsequent to October 31, 2001, we amended the covenants under each of our Credit Facilities to provide for more liberal tests for total debt and interest coverage. These amendments were obtained to address the impact of the events of September 11. The amended covenants are effective beginning with the quarter ending January 31, 2002 and provide relief through the quarter ended July 31, 2003, after which the covenants will be the same as under the original agreements.

    In May 2000, our Board of Directors authorized the purchase of up to 15% (or approximately 11.7 million) of our then-outstanding shares of common stock, as market conditions and other factors warrant. In June 2001, our Board of Directors authorized the purchase of up to an additional 15% of our shares of common stock which remain outstanding after we have fully utilized the May 2000 authorization (or approximately 10 million additional shares, based on the number of shares outstanding at October 31, 2001). As of the date hereof, we have acquired by direct purchase 7.0 million shares pursuant to our May 2000 authorization, hold .6 million shares acquired pursuant to interim settlement provisions under equity forward agreements with Bank of America (more fully described below) and had agreed to purchase an additional 6.3 million shares pursuant to those same equity forward agreements.

    To facilitate our purchase of shares, we entered into equity forward agreements with Bank of America ("B of A") providing for the purchase, in accordance with the volume and other limitations of Rule 10b-18 under the Securities Exchange Act of 1934, of up to $145 million of our outstanding common stock by B of A, which subsequently acquired 6.9 million shares at a total cost of $138.9 million. The agreements provide that on March 29, 2002, or such later date as may be agreed to by the parties (the "Settlement Date"), we will purchase from B of A, at its acquisition cost (as the same may be adjusted by interim settlements) plus its accrued fees(the "Settlement Amount"), the shares B of A then holds pursuant to the agreements. At our option, we may acquire all or a portion of the shares at an earlier date, or we may become obligated to acquire all or a portion of the shares at an earlier date under certain circumstances specified in the agreements. The agreements provide for interim settlements pursuant to which we deliver or receive shares at the end of each calendar quarter during the term of the agreements for the purpose of maintaining the aggregate market value of the shares held by B of A pursuant to the agreements at the level on the prior interim settlement date, after giving effect to the interim settlement with respect to that date. The agreement was amended September 15, 2001 to provide that the final two interim settlements take place October 31, 2001 and January 31, 2002. At June 30, 2001, our share price was greater than the average acquisition price of the shares purchased by B of A at that time and, in accordance with the interim settlement provisions of the agreement, we received approximately 1.5 million shares from B of A which were included in treasury stock. At October 31, 2001, our stock price was below the average acquisition price of the remaining shares purchased and held by B of A. Pursuant to the agreements, interim settlement in shares would have required us to deliver approximately 3.1 million shares to B of A. Because this would have caused B of A's total holdings of Mandalay's common stock to exceed 8.5% of our outstanding shares, the maximum permitted under the agreements, we delivered to B of A a combination of $35.6 million in cash and .9 million shares of stock. This settlement occurred November 5, 2001. Thus, this interim settlement reduced the Settlement Amount, excluding accrued fees, to $103.1 million covering 6.3 million shares as of that date.

    Although our current intention is to purchase the shares then held by B of A on the Settlement Date in accordance with the terms of the agreements, we could elect to net settle our obligation in cash or shares (i.e., pay cash or deliver additional shares or receive cash or shares). In the event of a net settlement, B of A will be entitled to receive the Settlement Amount. To the extent the net proceeds from the sale of the shares held by B of A total less than the Settlement Amount, we will be required to pay the difference in cash or deliver to B of A additional shares with an equivalent value, limited to the maximum number of shares under the agreement. To the extent the net proceeds from the sale of the shares held by B of A total more than the Settlement Amount, B of A is required to pay us the difference in cash or deliver to us additional shares with an equivalent value. The number of shares we ultimately acquire from B of A pursuant to these agreements will reduce, by that number, the shares we may purchase pursuant to our share purchase authorizations.

Forward-Looking Statements

    This report includes forward-looking statements which we have based on our current expectations about future events. They include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including statements relating to our business strategy, our current and future development plans, and statements that include the words "may," "could," "should," "would," "believe," "expect," "anticipate," "estimate," "intend," "plan" or similar expressions. These forward-looking statements are subject to risks, uncertainties, and assumptions about us and our operations that are subject to change based on various important factors, some of which are beyond our control. Factors that could cause our financial performance to differ materially from the goals, plans, objectives, intentions and expectations expressed in our forward-looking statements include the following: (i) our development and construction activities and those of the joint ventures in which we participate, (ii) competition, (iii) our dependence on existing management, (iv) leverage and debt service (including sensitivity to fluctuations in interest rates and ratings which national rating agencies assign to our outstanding debt securities), (v) domestic and global economic, credit and capital market conditions, (vi) changes in federal or state tax laws or the administration of those laws, (vii) changes in gaming laws or regulations (including the legalization or expansion of gaming in certain jurisdictions), (viii) expansion of gaming on Native American lands, including such lands in California, (ix) applications for licenses and approvals under applicable laws and regulations (including gaming laws and regulations), (x) regulatory or judicial proceedings, and (xi) consequences of any future security alerts and/or terrorist attacks such as that occurred on September 11, 2001. Additional information concerning potential factors that we think could cause our actual results to differ materially from expected and historical results is included under the caption "Factors that May Affect Our Future Results" in Item 1 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2001. If one or more of the assumptions underlying our forward-looking statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements contained in this report. Therefore, we caution you not to place undue reliance on our forward-looking statements. This statement is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

    As of October 31, 2001 there were no material changes to the information incorporated by reference in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

    Reference is made to the discussion of equity forward agreements (the "B of A Agreements") we have entered into with Bank of America ("B of A") to facilitate our authorized share repurchase program which appears in the fourth and fifth paragraphs under the caption "Liquidity" in our Management's Discussion and Analysis of Financial Condition and Results of Operation (Unaudited) in Part I, Item 2 of this report. The B of A Agreements provide for periodic adjustments to the number of shares B of A holds under the B of A Agreements, which, depending on whether the market price of our common stock has increased or decreased since the last adjustment, may involve B of A's delivery of shares to us (which occurred as a result of the initial adjustment) or our delivery of shares to B of A (which occurred as a result of the second adjustment on November 5, 2001). The periodic adjustments are for the purpose of maintaining the market value of the shares held by B of A under the B of A Agreements as of the respective dates of the adjustments at the level equal to the aggregate purchase price paid by B of A for the shares it purchased pursuant to the B of A Agreements, as the same may be reduced by interim cash payments we make to B of A. The 938,058 shares we delivered to B of A were acquired by B of A for its own account and without any view to their distribution and the stock certificate evidencing the shares is inscribed with a restrictive legend. Pursuant to the terms of the B of A Agreements, we have agreed to register the shares for sale by B of A if we do not purchase all of the shares held by B of A under the B of A Agreements on March 29, 2002, or such later date as may be agreed to by the parties. The issuance of the shares was not registered under the Securities Act of 1933 because the transaction did not involve a sale or, if the transaction should be deemed to constitute a sale, the transaction was one not involving any public offering within the meaning of Section 4(2) of the Securities Act of 1933.

Item 6. Exhibits and Reports on Form 8-K.

    (a) The following exhibits are filed as part of this report:

5(a).	Opinion, dated as of November 29, 2001, of Trenam, Kemper, Scharf, Barkin, Frye, O'Neill & Mullis, Tampa, Florida.
10(a).	Amendment, dated as of September 15, 2001, to Stock Purchase Agreement, dated as of September 8, 2000, among the Registrant, Bank of America, N.A., and MBG Trust, and to the Collateral Agreement, dated as of September 8, 2000, among the Registrant, Bank of America, N.A. MBG Trust and Banc of America Securities LLC.
10(b).	Amendment, dated as of September 15, 2001, to the Amended and Restated Trust Agreement, dated as of September 8, 2000, between NMS Services (Cayman) Inc. and Wilmington Trust Company.

    (b) Reports on Form 8-K. No report on Form 8-K was filed during the period covered by this report.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANDALAY RESORT GROUP (Registrant)
Date: December 12, 2001	By:	/s/ GLENN SCHAEFFER Glenn Schaeffer President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit No.	Description
5(a).	Opinion, dated as of November 29, 2001, of Trenam, Kemper, Scharf, Barkin, Frye, O'Neill & Mullis, Tampa, Florida.
10(a).
Amendment, dated as of September 15, 2001, to Stock Purchase Agreement, dated as of September 8, 2000, among the Registrant, Bank of America, N.A., and MBG Trust, and to the Collateral Agreement, dated as of September 8, 2000, among the Registrant, Bank of America, N.A. MBG Trust and Banc of America Securities LLC.
10(b).	Amendment, dated as of September 15, 2001, to the Amended and Restated Trust Agreement, dated as of September 8, 2000, between NMS Services (Cayman) Inc. and Wilmington Trust Company.

QuickLinks

MANDALAY RESORT GROUP AND SUBSIDIARIES Form 10-Q INDEX
  Part I. FINANCIAL INFORMATION
  Item 1. Financial Statements
MANDALAY RESORT GROUP AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)
MANDALAY RESORT GROUP AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In thousands, except share data) (Unaudited)
MANDALAY RESORT GROUP AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
MANDALAY RESORT GROUP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (All information for the three and nine months ended October 31, 2001 and 2000 is unaudited.)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
  Item 3. Quantitative and Qualitative Disclosures About Market Risks
  PART II. OTHER INFORMATION
  Item 2. Changes in Securities and Use of Proceeds.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
INDEX TO EXHIBITS