Form 10-K405/A
period 2001-01-31
MANDALAY RESORT GROUP
filed 2002-03-22
CIK 725549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    January 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number        1–8570

MANDALAY RESORT GROUP

(Exact name of Registrant as specified in its charter)

Nevada	88–0121916
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

3950 Las Vegas Boulevard South, Las Vegas, Nevada	89119
(Address of principal executive offices)	(Zip Code)

(702)632–6700
Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $.01-2/3 Par Value	New York Stock Exchange and Pacific Exchange
Common Stock Purchase Rights	New York Stock Exchange and Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The aggregate market value of the voting stock of the Registrant held by persons other than the Registrant’s directors and executive officers as of April 20, 2001 (based upon the last reported sale price on the New York Stock Exchange on such date) was $1,454,799,899.

The number of shares of Registrant’s Common Stock, $.01-2/3 par value, outstanding at April 20, 2001: 75,526,236.

DOCUMENTS INCORPORATED BY REFERENCE

PART III – Portions of the Registrant’s definitive proxy statement in connection with the annual meeting of stockholders to be held on June 15, 2001, are incorporated by reference into Items 10 through 13, inclusive.

Item 8 is amended and restated as follows solely for the purpose of including the financial statements of Elgin Riverboat Resort-Riverboat Casino for the year ended December 31, 2001 as required by Rule 3-09 of Regulation S-X.  Through its wholly owned subsidiary, Nevada Landing Partnership, the Company owns a 50% interest in Elgin Riverboat Resort - Riverboat Casino.  Item 14 is also amended and restated to include the consent of independent public accountants relating to the above-mentioned financial statements.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MANDALAY RESORT GROUP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 31
	2001	2000
	(In Thousands, Except Share Data)
ASSETS
Current assets
Cash and cash equivalents	$105,941	$116,617
Accounts receivable	78,359	53,071
Income tax receivable	—	9,096
Inventories	31,180	28,499
Prepaid expenses	40,986	47,807
Deferred income tax	30,164	26,449
Total current assets	286,630	281,539
Property, equipment and leasehold interests,at cost, net	3,236,824	3,335,071

Other assets
Excess of purchase price over fair market value of net assets acquired, net	384,261	396,433
Notes receivable	1,750	1,605
Investments in unconsolidated affiliates	242,504	264,995
Deferred charges and other assets	96,297	49,833
Total other assets	724,812	712,866

Total assets	$4,248,266	$4,329,476

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long–term debt	$42,262	$13,022
Accounts and contracts payable
Trade	37,275	40,395
Construction	3,920	33,415
Accrued liabilities
Salaries, wages and vacations	51,866	46,897
Progressive jackpots	11,334	11,417
Advance room deposits	14,069	11,005
Interest	53,122	19,395
Other	82,827	69,073
Total current liabilities	296,675	244,619
Long–term debt, net of current portion	2,623,597	2,691,292
Other liabilities
Deferred income tax	235,763	210,689
Other long–term liabilities	41,966	20,192
Total other liabilities	277,729	230,881

Total liabilities	3,198,001	3,166,792

Commitments and contingent liabilities

Minority interest	(18,675)	(25,096)

Stockholders’ equity
Common stock $.01-2/3 par value Authorized — 450,000,000 shares Issued — 113,634,013 shares	1,894	1,894
Preferred stock $.01 par value Authorized — 75,000,000 shares	—	—
Additional paid–in capital	569,802	565,925
Retained earnings	1,321,332	1,201,632
Accumulated other comprehensive loss	(6,804)	—
Treasury stock (37,357,777 and 23,764,216 shares), at cost	(817,284)	(581,671)
Total stockholders’ equity	1,068,940	1,187,780
Total liabilities and stockholders’ equity	$4,248,266	$4,329,476

The accompanying notes are an integral part of these consolidated financial statements.

MANDALAY RESORT GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended January 31
	2001	2000	1999
	(in thousands, except share data)
Revenues
Casino	$1,250,035	$951,492	$709,909
Rooms	611,352	534,132	355,635
Food and beverage	418,081	346,647	246,622
Other	299,753	251,509	170,701
Earnings of unconsolidated affiliates	114,645	98,627	83,967
	2,693,866	2,182,407	1,566,834
Less–complimentary allowances	(169,642)	(131,509)	(87,054)
	2,524,224	2,050,898	1,479,780
Costs and expenses
Casino	688,868	510,794	367,449
Rooms	203,352	189,419	128,622
Food and beverage	299,726	276,261	207,663
Other	210,051	179,907	113,864
General and administrative	409,603	339,455	253,138
Corporate general and administrative	31,990	31,539	32,464
Depreciation and amortization	207,147	169,226	133,801
Operating lease rent	40,121	25,994	—
Preopening expenses	1,832	49,134	—
Abandonment loss	—	5,433	—
	2,092,690	1,777,162	1,237,001
Income from operations	431,534	273,736	242,779

Other income (expense)
Interest, dividends and other income	10,889	3,652	2,730
Interest income and guarantee fees from unconsolidated affiliate	2,498	2,775	3,122
Interest expense	(222,490)	(165,670)	(95,541)

Interest expense from unconsolidated affiliates	(11,293)	(11,085)	(12,275)
	(220,396)	(170,328)	(101,964)
Minority interest	(16,746)	(292)	—
Income before provision for income taxes	194,392	103,116	140,815
Provision for income taxes	74,692	38,959	55,617
Income before cumulative effect of change in accounting principle	119,700	64,157	85,198
Cumulative effect of change in accounting for preopening expenses, net of tax benefit of $11,843	—	(21,994)	—

Net income	$119,700	$42,163	$85,198
Basic earnings per share:
Income before cumulative effect of change in accounting principle	$1.53	$.71	$.90
Cumulative effect of change in accounting principle	—	(.24)	—

Net income	$1.53	$.47	$.90

Diluted earnings per share:
Income before cumulative effect of change in accounting principle	$1.50	$.70	$.90
Cumulative effect of change in accounting principle	—	(.24)	—

Net income	$1.50	$.46	$.90

The accompanying notes are an integral part of these consolidated financial statements.

MANDALAY RESORT GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended January 31, Increase (Decrease) In Cash and Cash Equivalents
	2001	2000	1999
	(in thousands)
Cash flows from operating activities
Net income	$119,700	$42,163	$85,198

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	217,984	178,301	142,141
Increase (decrease) in deferred income tax	25,023	(8,104)	24,281
Increase in allowance for doubtful accounts	(19,514)	(7,765)	(2,491)
Increase (decrease) in interest payable	33,727	(8,372)	9,939
Increase in accrued pension cost	4,363	2,888	—
(Gain) loss on sale of fixed assets	290	2,903	(1,641)
(Increase) decrease in other current assets	7,462	(46,032)	6,995
Increase in other current liabilities	18,584	42,930	19,906
(Increase) decrease in other noncurrent assets	(551)	32,556	(28,707)
Decrease in other noncurrent liabilities	—	(49)	(65)
Unconsolidated affiliates’ distributions in excess of earnings (earnings in excess of distributions)	22,077	(6,419)	(10,863)
Minority interest in earnings, net of distributions	6,421	—	—

Total adjustments	315,866	182,837	159,495

Net cash provided by operating activities	435,566	225,000	244,693

Cash flows from investing activities	(110,220)	(352,133)	(671,547)
Capital expenditures
Increase (decrease) in construction payable	(29,495)	(63,474)	34,360
Increase in investments	(16,755)	(10,267)	—
(Increase) decrease in investments in unconsolidated affiliates	—	10,728	(5,865)
Net cash paid for additional ownership interest in joint venture	—	(25,225)	—
Increase in notes receivable	(145)	(24,952)	(9,820)
Proceeds from sale of equipment and other assets	2,408	697	5,788
Other	370	—	—

Net cash used in investing activities	(153,837)	(464,626)	(647,084)

Cash flows from financing activities
Proceeds from issuance of senior and senior subordinated notes	700,000	—	275,000
Net effect on cash of issuances and payments of debt with initial maturities of three months or less	(715,576)	294,990	502,528
Issuance of debt with initial maturities in excess of three months	—	—	337,334
Principal payments of debt with initial maturities in excess of three months	(23,000)	(3,425)	(644,241)
Debt issuance costs	(16,325)	(1,072)	(7,110)
Exercise of stock options	17,797	17,616	310
Purchases of treasury stock	(247,128)	(29,627)	(51,634)
Other	(8,173)	(3,628)	12,962
Net cash provided by (used in) financing activities	(292,405)	274,854	425,149

Net increase (decrease) in cash and cash equivalents	(10,676)	35,228	22,758

Cash and cash equivalents at beginning of year	116,617	81,389	58,631

Cash and cash equivalents at end of year	$105,941	$116,617	$81,389

Supplemental cash flow disclosures

Cash paid for interest (net of amount capitalized)	$183,638	$170,272	$82,879
Cash paid for income taxes	$38,731	$42,551	$18,770

Acquisition of additional ownership interest in joint venture:

Cash paid	$—	$(38,386)	$—
Current assets, other than cash	—	(13,462)	—
Property and equipment	—	(152,037)	—
Other assets	—	(14,092)	—
Current liabilities	—	33,693	—
Long-term debt	—	179,180	—
Stockholders’ equity	—	(20,121)	—
	—		—
Net cash paid for acquisition	$—	$(25,225)	$—

The accompanying notes are an integral part of these consolidated financial statements.

MANDALAY RESORT GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional Paid–in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stock- holders’ Equity
	Common Stock Issued issued
	Shares	Amount
	(In Thousands)
Balance, January 31, 1998	113,609	$1,893	$558,658	$1,074,271	$—	$(511,073)	$1,123,749)
Net income	—	—	—	85,198	—	—	85,198
Exercise of stock options	14	1	272	—	—	37	310
Treasury stock acquired
(4,466 shares), at cost	—	—	—	—	—	(51,634)	(51,634)
Other	—	—	5	—	—	—	5
Balance, January 31, 1999	113,623	1,894	558,935	1,159,469	—	(562,670)	1,157,628
Net income	—	—	—	42,163	—	—	42,163
Exercise of stock options	11	—	6,990	—	—	10,626	17,616
Treasury stock acquired (1,672 shares), at cost	—	—	—	—	—	(29,627)	(29,627)
Balance, January 31, 2000	113,634	1,894	565,925	1,201,632	—	(581,671)	1,187,780
Net income	—	—	—	119,700	—	—	119,700
Minimum pension liability adjustment	—	—	—	—	(6,804)	—	(6,804)
Total comprehensive income							112,896
Exercise of stock options	—	—	6,282	—	—	11,515	17,797
Treasury stock acquired (14,534 shares), at cost	—	—	—	—	—	(247,128)	(247,128)
Other	—	—	(2,405)	—	—	—	(2,405)
Balance, January 31, 2001	113,634	$1,894	$569,802	$1,321,332	$(6,804)	$(817,284)	$1,068,940

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.      Summary of Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

Mandalay Resort Group (the “Company”), which changed its name from Circus Circus Enterprises, Inc. effective June 18, 1999, was incorporated February 27, 1974.  The Company owns and operates hotel and casino facilities in Las Vegas, Reno, Laughlin, Jean and Henderson, Nevada and a hotel and dockside casino in Tunica County, Mississippi.  In Detroit, Michigan, the Company is the majority investor in a temporary casino which opened December 14, 1999. It is also an investor in several unconsolidated affiliates, with operations that include a riverboat casino in Elgin, Illinois, a hotel/casino in Reno, Nevada and a hotel/casino on the Las Vegas Strip. (See Note 10 — Investments in Unconsolidated Affiliates.)

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

INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is determined using the first–in, first–out and the average cost methods.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization of property, equipment and leasehold interests are provided using the straight–line method over the following estimated useful lives:

Buildings and improvements	15-45	years
Equipment, furniture and fixtures	3-15	years
Leasehold interests and improvements	5-16	years

Accumulated amortization of the excess of the purchase price over the fair market value of the net assets of businesses acquired was $63.5 million and $51.7 million, as of January 31, 2001 and 2000, respectively.

CAPITALIZED INTEREST

The Company capitalizes interest costs associated with debt incurred in connection with major construction projects. When debt is not specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company’s average cost of borrowed money.  The amounts capitalized during the years ended January 31, 2001, 2000 and 1999, were $1.6 million, $11.0 million and $45.5 million, respectively.

GOODWILL

On December 14, 1999, the Company purchased an additional ownership interest in a joint venture which operates MotorCity Casino, a temporary casino in Detroit, Michigan, bringing its total ownership interest to 53.5%.  On June 1, 1995, the Company completed its acquisition of Gold Strike Resorts, in which it acquired two hotel/casino facilities in Jean, Nevada, one in Henderson, Nevada, a 50% interest in a joint venture which owns Grand Victoria, a riverboat casino and land-based entertainment complex in Elgin, Illinois, and a 50% interest in a joint venture which owns the Monte Carlo, a major hotel/casino on the Las Vegas Strip. On February 1, 1983, the Company purchased the Edgewater Hotel and Casino in Laughlin, Nevada and on November 1, 1979, the Company purchased the Slots–A–Fun Casino in Las Vegas.  The excess of the purchase price over the fair market value of the net assets acquired amounted to $38.4 million for the purchase of the additional ownership interest in MotorCity Casino, $394.5 million for the purchase of Gold Strike Resorts, $9.7 million for the purchase of the Edgewater and $4.2 million for the purchase of Slots-A-Fun, and each is being amortized over a period of 40 years with the exception of the MotorCity Casino interest which is being amortized over a period of 25 years.

LONG-LIVED ASSETS

Long-lived assets are comprised of intangible assets and property, plant and equipment.  Long-lived assets, including certain identifiable intangibles and goodwill related to those assets to be held and used, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  An estimate of undiscounted future cash flows produced by the asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists, pursuant to the provisions of Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”  If an asset is determined to be impaired based on expected future cash flows, a loss, measured using a fair-value based model, is recognized in the consolidated statements of income.

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

PREOPENING EXPENSES

Preopening expenses consist principally of direct incremental personnel costs and advertising and marketing expenses.  In accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-5, preopening expenses incurred prior to January 31, 1999 ($33.8 million), on projects opening after that date, are reflected, net of income tax benefit of $11.8 million, as a cumulative effect of a change in accounting principle for preopening expenses in the consolidated statements of income.  Preopening expenses incurred after January 31, 1999 are expensed as incurred.  Previously, these costs were capitalized prior to the opening of the specific project and were charged to expense at the commencement of operations.

                For the year ended January 31, 2001, preopening expenses of

$1.8 million relate to the Shark Reef at Mandalay Bay, which opened June 20, 2000.  For the year ended January 31, 2000, preopening expenses of $83.0 million (including the write-off of $33.8 million of previously capitalized preopening expenses) related primarily to Mandalay Bay, the Four Seasons at Mandalay Bay, and the Company’s joint venture in Detroit.

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

	January 31
	2001	2000
	(In Thousands)
Land and land leases	$382,793	$364,781
Buildings and improvements	3,088,717	2,872,900
Equipment, furniture and fixtures	809,616	896,435
Leasehold interests and improvements	8,664	11,305
	4,289,790	4,145,421
Less — accumulated depreciation and amortization	(1,077,322)	(893,776)
	3,212,468	3,251,645
Construction in progress	24,356	83,426
	$3,236,824	$3,335,071

Note 3.      Long–term Debt

Long–term debt consists of the following:

	January 31
	2001	2000
	(In Thousands)
Amounts due under bank credit agreements at floating interest rates, weighted average of 6.9% and 6.8%	$760,000	$1,425,000
Amounts due under corporate debt program at floating interest rates, weighted average of 6.2%	—	50,000
Amounts due under majority-owned joint venture revolving credit facility at floating interest rates, weighted average of 7.1%	127,000	150,000
6-3/4% Senior Subordinated Notes due 2003 (net of unamortized discount of $39 and $55)	149,961	149,945
9-1/4% Senior Subordinated Notes due 2005	275,000	275,000
6.45% Senior Notes due 2006 (net of unamortized discount of $220 and $264)	199,780	199,736
10-1/4% Senior Subordinated Notes due 2007	500,000	—
9-1/2% Senior Notes due 2008	200,000	—
7-5/8% Senior Subordinated Debentures due 2013	150,000	150,000
7.0% Debentures due 2036 (net of unamortized discount of $106 and $119)	149,894	149,881
6.70% Debentures due 2096 (net of unamortized discount of $135 and $183)	149,865	149,817
Other notes	4,359	4,935
	2,665,859	2,704,314
Less— current portion	(42,262)	(13,022)
	$2,623,597	$2,691,292

The Company has established a corporate debt program whereby it can issue commercial paper or similar forms of short-term debt.  Although the debt instruments issued under this program are short term in tenor, they are classified as long-term debt because (i) they are backed by long-term debt facilities (see below) and (ii) it is management’s intention to continue to replace such borrowings on a rolling basis as various instruments come due and to have such borrowings outstanding for longer than one year.  To the extent that the Company incurs debt under this program, it maintains an equivalent amount of credit available under its bank credit facility, discussed more fully below.

The Company maintains a $1.8 billion unsecured credit facility which matures on July 31, 2002 (the “Facility”).  See Note 4 — Leasing Arrangements, for permanent reductions in the availability under the credit facility due to certain operating lease transactions. The maturity date may be extended for an unlimited number of one-year periods with the consent of the bank group.  The Facility contains financial covenants regarding total debt and investments.  The Facility is for general corporate purposes.  The Company incurs commitment fees (currently 25.0 basis points) on the unused portion of the Facility.  The fair value of the debt issued under the Facility and the corporate debt program approximates the carrying amount of the debt due to the short-term maturities of the individual components of the debt.

On December 14, 1999, the Company acquired an additional 8.5% ownership interest in the joint venture that owns and operates MotorCity Casino in Detroit, Michigan bringing the total ownership interest  to 53.5%.  Therefore, long-term debt of that joint venture is reflected as an obligation of the Company.  In June 1999, the joint venture entered into a $150 million reducing revolving credit facility (the “Detroit Facility”) which matures on June 30, 2003.  The Detroit Facility reduces by fixed amounts quarterly, which began on December 31, 2000, and contains financial covenants regarding total debt, capital expenditures and investments.  The Detroit Facility was used primarily to develop and construct the temporary casino facility.  The Detroit Facility is guaranteed by the Company.  The fair value of the debt issued under the Detroit Facility approximates the carrying amount of the debt.

On July 24, 2000, the Company issued $500 million principal amount of 10-1/4% Senior Subordinated Notes due August 2007 (the “10-1/4% Notes”), with interest payable each February and August.  The 10-1/4% Notes are redeemable prior to maturity at the option of the Company, in whole, at 100% of the principal amount plus a make-whole premium.  A portion of the 10-1/4% Notes are also redeemable at the option of the Company prior to August 1, 2003 with the proceeds of a public offering of equity securities.  The 10-1/4% Notes are not subject to any sinking fund requirements.  The net proceeds from this offering were used to repay borrowings under the Company’s credit facility. As of January 31, 2001, the estimated fair value of the 10-1/4% Notes was $513.1 million, based on their trading price.

On August 16, 2000, the Company issued $200 million principal amount of 9-1/2% Senior Notes due August 2008 (the “9-1/2% Notes”), with interest payable each February and August.  The 9-1/2% Notes are redeemable prior to maturity at the option of the Company, in whole, at 100% of the principal amount plus a make-whole premium.  The 9-1/2% Notes are not subject to any sinking fund requirements.  The net proceeds from this offering were used to repay borrowings under the Company’s credit facility.  As of January 31, 2001, the estimated fair value of the 9-1/2% Notes was $207.0 million, based on their trading price.

In November 1998, the Company issued $275 million principal amount of 9-1/4% Senior Subordinated Notes due December 2005 (the “9-1/4% Notes”), with interest payable each June and December. The 9-1/4% Notes are redeemable at the option of the Company, in whole, at 100% of the principal amount plus a make-whole premium at any time prior to December 1, 2002. The 9-1/4% Notes are also redeemable at the option of the Company, in whole or in part, beginning December 1, 2002 at prices declining annually to 100% on or after December 1, 2004.  The Company may also use the net proceeds of a public offering of equity securities to redeem up to 35% of the 9-1/4% Notes prior to December 1, 2001.  The 9-1/4% Notes are not subject to any sinking fund requirements. As of January 31, 2001, the estimated fair value of the 9-1/4% Notes was $276.0 million, based on their trading price.

In November 1996, the Company issued $150 million principal amount of 7.0% Debentures due November 2036 (the “7.0% Debentures”).  The 7.0% Debentures may be redeemed at the option of the holder in November 2008.  Also, in November 1996, the Company issued $150 million principal amount of 6.70% Debentures due November 2096 (the “6.70% Debentures”).  The 6.70% Debentures may be redeemed at the option of the holder in November 2003.  Both the 7.0% Debentures, which were discounted to $149.8 million, and the 6.70% Debentures, which were discounted to $149.7 million, have interest payable each May and November, are not redeemable by the Company prior to maturity and are not subject to any sinking fund requirements.  As of January 31, 2001, the estimated fair value of the 7.0% Debentures was $133.5 million and the estimated fair value of the 6.70% Debentures was $142.5 million, based on their trading prices.

In February 1996, the Company issued $200 million principal amount of 6.45% Senior Notes due February 1, 2006 (the “6.45% Notes”), with interest payable each February and August.  The 6.45% Notes, which were discounted to $199.6 million, are not redeemable prior to maturity and are not subject to any sinking fund requirements.  As of January 31, 2001, the estimated fair value of the 6.45% Notes was $181.5 million, based on their trading price.

In July 1993, the Company issued $150 million principal amount of 6-3/4% Senior Subordinated Notes (the “6-3/4% Notes”) due July 2003 and $150 million principal amount of 7-5/8% Senior Subordinated Debentures (the “7-5/8% Debentures”) due July 2013, with interest payable each July and January.  The 6-3/4% Notes, which were discounted to $149.8 million, and the 7-5/8% Debentures are not redeemable prior to maturity and are not subject to any sinking fund requirements.  As of January 31, 2001, the estimated fair value of the 6-3/4% Notes was $142.9 million and the estimated fair value of the 7-5/8% Debentures was $121.5 million, based on their trading prices.

The Company has a policy aimed at managing interest rate risk associated with its current and anticipated future borrowings.  This policy enables the Company to use any combination of interest rate swaps, futures, options, caps and similar instruments. To the extent the Company employs such financial instruments pursuant to this policy, and the instruments qualify for hedge accounting, they are accounted for as hedging instruments.  In order to qualify for hedge accounting, the underlying hedged item must expose the Company to risks associated with market fluctuations and the financial instrument used must be designated as a hedge and must reduce the Company’s exposure to market fluctuation throughout the hedge period.  If these criteria are not met, a change in the market value of the financial instrument is recognized as a gain or loss in the period of change.  Otherwise, gains and losses are not recognized except to the extent that the financial instrument is disposed of prior to maturity.  Net interest paid or received pursuant to the financial instrument is included as interest expense in the period.

The Company has entered into various interest rate swaps, principally with its bank group, to manage interest expense, which is subject to fluctuation due to the variable-rate nature of the debt under the Company’s corporate debt program. The Company has interest rate swap agreements under which it pays a fixed interest rate (weighted average of approximately 6.4%) and receives a variable interest rate (weighted average of approximately 6.5% at January 31, 2001) on $550 million notional amount of “initial” swaps.  The net effect of all such swaps resulted in a reduction of interest expense of $1.2 million for the year.  Three of the swaps with a combined notional amount of $350 million terminate in fiscal 2003.  The remaining swap of $200 million notional amount terminates in fiscal 2004.

The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements.  However, the Company considers the risk of nonperformance by the counterparties to be minimal because the parties to the swaps are predominantly members of the Company’s bank group.  If the Company had terminated all swaps as of January 31, 2001, the Company would have had to pay a net amount of $14.3 million based on quoted market values from the various financial institutions holding the swaps.

As of January 31, 2001, under the Company’s most restrictive loan covenant, the Company was restricted from issuing additional debt in excess of approximately $490 million.

Required annual principal payments as of January 31, 2001 are as follows:

Year Ending January 31
(In Thousands)
2002	$42,262
2003	820,313
2004	175,274
2005	312
2006	275,312
Thereafter	1,352,386
$2,665,859

Note 4.      Leasing Arrangements

On October 30, 1998, the Company entered into an operating lease agreement with a group of financial institutions (the “Lease Facility”) to permit the Company to lease up to $200 million of equipment.  As of June 30, 1999, the Company had utilized the entire $200 million Lease Facility to lease equipment at Mandalay Bay and, pursuant to the terms of the lease, the commitment under the Company’s bank credit facility was permanently reduced to $1.8 billion.  The base term of the lease expires June 30, 2001.  The lease agreement provides that the lease term will automatically renew for an additional one-year term (with a maximum of two successive one-year renewal terms) unless the Company makes prior election to terminate the lease.  As of January 31, 2001, the lease term had been automatically extended to June 30, 2002.   The rent expense related to this lease facility is reported separately on the consolidated statements of income as operating lease rent.

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

Year Ending January 31
(In Thousands)
2002	$35,573
2003	13,837
2004	1,488
2005	644
2006	623
Thereafter	5,823
$57,988

Rent expense for all leases accounted for as operating leases was as follows:

	Year Ended January 31
	2001	2000	1999
	(in thousands)
Operating rent expense	$43,222	$27,988	$3,454

Note 5.      Income Taxes

The Company accounts for income taxes according to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”).  SFAS 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences.  The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not.  Otherwise, a valuation allowance is applied.  At January 31, 2001, the Company believes that its deferred tax assets are fully realizable because of the future reversal of existing taxable temporary differences and future projected taxable income. Accordingly, there is no valuation allowance at January 31, 2001.

The components of the provision for income taxes are as follows:

	Year Ended January 31
	2001	2000	1999
	(In Thousands)
Current
Federal	$53,588	$38,069	$34,810
State	1,545	734	510
	55,133	38,803	35,320

Deferred (see below)
Federal	19,559	(11,687)	20,297
	$74,692	$27,116	$55,617

The Company has recognized a tax benefit of $2.7 million, $1.7 million and $38,000 related to the exercise of stock options for the fiscal years ended January 31, 2001, 2000 and 1999, respectively.  Such amounts reduce the current portion of taxes payable.

The components of deferred income tax expense are as follows:

	Year Ended January 31
	2001	2000	1999
	(In Thousands)
Additional depreciation resulting from the use of accelerated methods for tax purposes	$20,956	$10,723	$11,811
Effect of writing off preopening expenses for financial statement purposes and amortizing over five years for tax purposes	4,409	(16,932)	1,062
Book reserve for bad debts not currently deductible for tax purposes	(6,643)	(2,715)	(872)
Difference between book and tax basis of investments in unconsolidated affiliates	(1,822)	(2,294)	3,392
Capitalized interest	101	431	2,993
Other, net	2,558	(900)	1,911
	$19,559	$(11,687)	$20,297

The reconciliation of the difference between the federal statutory tax rate and the Company’s effective tax rate is as follows:

	Year Ended January 31
	2001	2000	1999
Federal statutory tax rate	35.0%	35.0%	35.0%
Nondeductible goodwill	1.8	5.3	2.5
Nondeductible political contributions	.2	.8	2.0
Other, net	1.4	(2.0)	—
Effective tax rate	38.4%	39.1%	39.5%

The income tax effects of temporary differences between financial and income tax reporting that gave rise to deferred income tax assets and liabilities at January 31, 2001 and 2000, are as follows:

	Year Ended January 31
	2001	2000
	(In Thousands)
Deferred tax liabilities:
Property and equipment	$218,456	$192,898
Investments in unconsolidated affiliates	12,873	17,310
Other	15,376	9,647
Gross deferred tax liabilities	246,705	219,855

Deferred tax assets:
Accrued vacation benefits	7,259	6,471
Bad debt reserve	11,475	4,832
Preopening expenses, net of amortization	13,276	17,451
Other	9,096	6,861
Gross deferred tax assets	41,106	35,615

Net deferred tax liabilities	$205,599	$184,240

Note 6.      Employee Retirement Plans

Approximately 41% of the Company’s employees are covered by union–sponsored, collectively bargained, multi–employer defined  benefit pension plans.  The Company contributed $13.2 million, $12.8 million and $10.2 million during the years ended January 31, 2001, 2000 and 1999, respectively, for such plans.  These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked.

The Company also has a profit sharing and investment plan covering primarily nonunion employees who are at least 21 years of age and have at least one year of service.  The plan is a voluntary defined contribution plan and is subject to the provisions of the Employee Retirement Income Security Act of 1974.  The plan allows for investments in the Company’s common stock as one of the investment alternatives.  The Company’s contributions to this plan are determined based on employees’ years of service and matching of employees’ contributions, and were approximately $5.4 million, $4.7 million and $4.5 million in the years ended January 31, 2001, 2000 and 1999.  Contributions are funded with cash.

On June 18, 1998, the Company adopted a Supplemental Executive Retirement Plan (“SERP”).  The SERP is a defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key employees upon retirement based upon the employees’ years of service, compensation and SERP tier.

The following information summarizes activity in the SERP:

	Year Ended January 31
	2001	2000
	(In Thousands)
Changes in Projected Benefit Obligation:
Projected benefit obligation at beginningof year	$20,763	$12,978
Service cost	1,783	1,395
Interest cost	1,713	1,070
New participant liability	1,100	—
Actuarial losses	6,436	5,330
Benefits paid	(247)	(10)
Projected benefit obligation at end of year	$31,548	$20,763

Fair Value of Plan Assets (1)	$—	$—

Reconciliation of Funded Status:
Funded status (1)	$(31,548)	$(20,763)
Unrecognized actuarial loss	11,585	5,330
Unrecognized prior service cost	12,712	12,545
Accrued net periodic pension cost	$(7,251)	$(2,888)

Amounts Recognized in the Consolidated Balance Sheets:
Accrued net periodic pension cost	$(7,251)	$(2,888)
Additional minimum liability	(23,179)	—
Intangible asset	12,712	—
Accumulated other comprehensive loss (2)	10,467	—

Net amount recognized	$(7,251)	$(2,888)

Components of Net Periodic Pension Cost:
Current period service cost	$1,783	$1,395
Interest cost	1,713	1,070
Amortization of prior service cost	933	433
Recognized net actuarial loss	181	—
Net expense (3)	$4,610	$2,898

Weighted Average Assumptions:
Discount rate	8.0%	8.0%
Rate of compensation increase	3.0%	3.0%

(1)  While the SERP is an unfunded plan, the Company is informally funding the plan through life insurance contracts on the participants.  The life insurance contracts had cash surrender values of $20.9  million and $10.3 million at January 31, 2001 and 2000.

(2)  Amount recorded in the Consolidated Statement of Stockholders’ Equity is net of income tax of $3.7 million.

(3)  The periodic pension expense is included in departmental expenses.

Note 7.      Stock Options

The Company has various stock option plans for executive, managerial and supervisory personnel as well as the Company’s outside directors and consultants.  The plans permit grants of options, performance shares and restricted stock awards relating to the Company’s common stock.  The stock options are generally exercisable in one or more installments beginning not less than six months after the grant date.

Summarized information for stock option plans is as follows:

	Year Ended January 31,
	2001		2000		1999
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	6,029,959	$13.70	3,872,674	$14.72	5,143,505	$23.94
Granted	655,500	15.99	3,377,166	14.20	3,188,335	12.51
Exercised	(940,061)	16.06	(878,914)	18.08	(16,500)	13.29
Canceled	(128,458)	18.36	(340,967)	19.05	(4,442,666)	23.81
Outstanding at end of year	5,616,940	$13.46	6,029,959	$13.70	3,872,674	$14.72
Options exercisable at end of year	2,422,600	$12.52	1,937,662	$13.71	1,314,005	$21.19
Options available for grant at end of year	4,884,990		1,912,032		3,973,231

The following table summarizes information about stock options outstanding at January 31, 2001:

	Options Outstanding			Options Exercisable
Weighted Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (yrs)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 11.25 to $11.25	1,638,440	4.79	$11.25	1,322,404	$11.25

13.00 to 13.00	3,228,167	8.16	13.00	927,497	13.00

14.50 to 25.94	750,333	8.48	20.29	172,699	19.65
	5,616,940	7.22	$13.46	2,422,600	$12.52

In December 1998, replacement options to purchase an aggregate of approximately 2.6 million shares of the Company’s common stock were awarded at an exercise price of $11.25 per share, subject to the surrender for cancellation of 3.9 million options with an average exercise price of $24.29.

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) provides, among other things, that companies may elect to account for employee stock options using a fair value method or continue to apply the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”).

Under SFAS 123, all employee stock option grants are considered compensatory. Compensation cost is measured at the date of grant based on the estimated fair value of the options determined using an option pricing model.  The model takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the stock, expected dividends on the stock and the risk-free interest rate over the expected life of the option.  Under APB 25, generally only stock options that have an intrinsic value at the date of grant are considered compensatory.  Intrinsic value represents the excess, if any, of the market price of the stock at the grant date over the exercise price of the options.  Under both methods, compensation cost is charged to earnings over the period the options become exercisable.

The Company has elected to continue to account for employee stock options under APB 25.  Accordingly, no compensation cost has been recognized.

The following table discloses the Company’s pro forma net income and net income per share assuming compensation cost for employee stock options had been determined consistent with SFAS 123.  The table also discloses the weighted average assumptions used in estimating the fair value of each option grant on the date of grant using the Black-Scholes option pricing model, and the estimated weighted average fair value of the options granted.  The model assumes no expected future dividend payments on the Company’s common stock.

	Year Ended January 31,
	2001	2000	1999
	(In Thousands, Except Share Data)
Net income As reported	$119,700	$42,163	$85,198
Pro forma	114,480	31,527	79,722

Net income per share (basic)
As reported	$1.53	$.47	$.90
Pro forma	1.46	.35	.84

Net income per share (diluted)
As reported	$1.50	$.46	$.90
Pro forma	1.44	.34	.84

Weighted average assumptions
Expected stock price volatility	45.1%	45.1%	43.6%
Risk-free interest rate	4.6%	6.4%	5.0%
Expected option lives (years)	3.0	2.7	2.1
Estimated fair value of options granted	$5.79	$4.79	$3.50

Note 8.   Stock Related Matters

On July 14, 1994, the Company declared a dividend of one common stock purchase right (the “Rights”) for each share of common stock outstanding at the close of business on August 15, 1994.  Each Right entitles the holder to purchase from the Company one share of common stock at an exercise price of $125, subject to certain antidilution adjustments.  The Rights become exercisable ten days after the earlier of an announcement that an individual or group has acquired 15% or more of the Company’s outstanding common stock or the announcement of commencement of a tender offer for 15% or more of the Company’s common stock.

In the event the Rights become exercisable, each Right (except the Rights beneficially owned by the acquiring individual or group, which become void) would entitle the holder to purchase, for the exercise price, a number of shares of the Company’s common stock having an aggregate current market value equal to two times the exercise price.  The Rights expire August 15, 2004, and may be redeemed by the Company at a price of $.01 per Right any time prior to their expiration or the acquisition of 15% or more of the Company’s common stock.  The Rights should not interfere with any merger or other business combination approved by the Company’s Board of Directors and are intended to cause substantial dilution to a person or group that attempts to acquire control of the Company on terms not approved by the Board of Directors.

During the year ended January 31, 2001, the Company repurchased 14.5 million shares of its common stock at a cost of $247.1 million.  In the fiscal years ended 2000 and 1999, the Company repurchased 1.7 million shares of its common stock at a cost of $29.6 million and 4.5 million shares of its common stock at a cost of $51.6 million, respectively.   See also Note 11 — Commitments and Contingent Liabilities for information regarding the Company’s agreement to purchase shares from Bank of America.

The Company is authorized to issue up to 75 million shares of $.01 par value preferred stock in one or more series having such respective terms, rights and preferences as are designated by the Board of Directors.  No preferred stock has yet been issued.

Note 9.      Earnings Per Share

Earnings per share is computed and presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.”  Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period, while diluted earnings per share reflects the impact of additional dilution for all potentially dilutive securities, such as stock options.

The table below reconciles weighted average shares outstanding used to calculate basic earnings per share with the weighted average shares outstanding used to calculate diluted earnings per share.  There were no reconciling items for net income.

	Year Ended January 31,
	2001	2000	1999
	(In Thousands, Except Per Share Data)
Net income	$119,700	$42,163	$85,198
Weighted average shares out-
standing (basic earnings per share)	78,335	90,607	94,601
Stock options	1,366	1,289	70
Weighted average shares out-
standing (diluted earnings per share)	79,701	91,896	94,671

Basic earnings per share	$1.53	$.47	$.90

Diluted earnings per share	$1.50	$.46	$.90

Note 10.    Investments in Unconsolidated Affiliates

The Company has investments in unconsolidated affiliates that are accounted for under the equity method.  Under the equity method, original investments are recorded at cost and adjusted by the Company’s share of earnings, losses and distributions of these companies. The investment balance also includes interest capitalized during construction.  Investments in unconsolidated affiliates consist of the following:

	January 31
	2001	2000
	(In Thousands)
Circus and Eldorado Joint Venture (50%)
(Silver Legacy, Reno, Nevada)	$72,222	$87,150
Elgin Riverboat Resort (50%)
(Grand Victoria, Elgin, Illinois)	39,156	40,780
Victoria Partners (50%)
(Monte Carlo, Las Vegas, Nevada)	131,126	137,065
	$242,504	$264,995

The Company’s unconsolidated affiliates operate with fiscal years ending on December 31.  Summarized balance sheet information of the unconsolidated affiliates as of December 31, 2000 and 1999 is as follows:

	2000	1999
	(In Thousands)
Current assets	$108,868	$95,602
Property and other assets, net	670,347	698,982
Current liabilities	94,131	71,712
Long-term debt and other liabilities	244,006	261,006
Equity	441,078	461,866

Summarized results of operations of the unconsolidated affiliates for the years ended December 31, 2000 and 1999 are as follows:

	2000	1999
	(In Thousands)
Revenues	$852,654	$764,664
Expenses	620,987	577,193
Operating income	231,667	187,471
Net income	211,712	166,816

Note 11.    Commitments and Contingent Liabilities

In July 1995, Silver Legacy, a 50/50 joint venture with the Eldorado Hotel/Casino, opened in downtown Reno, Nevada.  As a condition to the joint venture’s $230 million bank credit agreement, Mandalay is obligated under a make-well agreement to make additional contributions to the joint venture as may be necessary to maintain a minimum coverage ratio (as defined).

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

Pending the development of a permanent hotel/casino, the joint venture constructed a temporary casino (MotorCity Casino) in downtown Detroit, which opened December 14, 1999.  The cost of the temporary casino, including land and capitalized interest but excluding preopening expenses, was approximately $150 million.  This cost was financed pursuant to the joint venture’s $150 million credit facility, which is secured by the assets associated with the temporary casino.  Mandalay has guaranteed this credit facility.  The joint venture’s operation of the temporary casino is subject to ongoing regulatory oversight, and its ability to proceed with a permanent hotel/casino facility is contingent upon the receipt of all necessary gaming approvals and satisfaction of other conditions.

Under a plan agreed to by the City of Detroit development authorities, but not yet approved by the Detroit City Council, the Company would expand its temporary facility into a permanent facility by adding approximately 800 hotel rooms, expanded casino space, convention space, retail space and additional dining and entertainment facilities.  The Company has committed to contribute 20% of the cost of the permanent facility in the form of equity, and the joint venture will seek project-specific funding for the balance of the cost.  The permanent facility’s cost is being evaluated in light of the decision to utilize the site of the temporary casino for the permanent facility. The development agreement provides that the Company will guarantee completion of the permanent facility and will enter into a keep-well guarantee with the city, pursuant to which it could be required to contribute additional funds, if and as needed, to continue operation of the project for a period of two years.  This keep-well agreement also applies to the temporary casino.  Mandalay has issued letters of credit totaling $50 million for the benefit of Bank of America in order to back letters of credit issued by Bank of America for the same total amount.  The Bank of America letters of credit were issued to secure payments of principal and interest on bonds issued by the Economic Development Corporation of the City of Detroit.  The proceeds of the bonds are to be used to finance costs associated with activities (including acquisition) relating to land located along the Detroit Riverfront (including the site where the joint venture’s permanent facility originally was to be located).

Various lawsuits have been filed in the state and federal courts challenging the constitutionality of the Detroit Casino Competitive Selection Process and the Michigan Gaming Control and Revenue Act, and seeking to appeal the issuance of a certificate of suitability to MotorCity Casino.  No assurance can be given regarding the timing and outcome of these proceedings.  An adverse ruling in any of these lawsuits could adversely impact the status of the joint venture’s operation of the temporary facility, as well as its ability to obtain a certificate of suitability and a casino license for its permanent facility.

In May 2000, the Company’s Board of Directors authorized the purchase of up to 15% (or approximately 11.7 million) of the then outstanding shares of common stock, as market conditions and other factors warrant.  As of January 31, 2001, the Company had purchased 1.8 million shares pursuant to this authorization at a cost of  $39.1 million.  To facilitate the Company’s purchase of shares pursuant to this authorization, the Company entered into agreements with Bank of America providing for the purchase, in accordance with the volume and other limitations of Rule 10b-18 under the Securities Exchange Act of 1934, of up to $100 million of the Company’s outstanding common stock by Bank of America. The agreements provide that the Company will purchase from Bank of America at its cost (plus accrued fees) the shares acquired pursuant to the agreements one year following completion of Bank of America’s acquisition of the stock. At the Company’s option, it may acquire all or a portion of the shares at an earlier date, or it may become obligated to acquire all or a portion of the shares at an earlier date under certain circumstances specified in the agreements.  Although the Company’s current intention is to purchase the shares in accordance with the terms of the agreements, the Company may elect to net settle the obligation in cash or shares (i.e., pay cash or deliver additional shares or receive cash or shares).  As of January 31, 2001, Bank of America had purchased 4.9 million shares pursuant to this agreement at a cost of $100 million, excluding commissions.  Any shares the Company purchases from Bank of America pursuant to these agreements will reduce, by that number, the shares the Company may purchase pursuant to the May 2000 share purchase authorization.

The Company is a defendant in various pending litigation.  In management’s opinion, the ultimate outcome of such litigation will not have a material effect on the results of operations or the financial position of the Company.

Note 12.    Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”),  which the Company will adopt in the first quarter of fiscal 2002. This statement establishes accounting and reporting standards for derivative financial instruments. The provisions of SFAS 133 require that a company recognize derivatives as either assets or liabilities on its balance sheet and that the instrument be recorded at its fair value. The statement also defines the criteria and conditions which govern the recognition of subsequent changes in the fair value of the instrument. The Company will recognize the value of its interest rate swaps ($14.3 million expense at January 31, 2001) as a cumulative effect of a change in accounting principle.

In November 2000, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on EITF 00-14, “Accounting for Certain Sales Incentives.” EITF 00-14 requires that discounts which result in a reduction in or refund of the selling price of a product or service in a single exchange transaction be recorded as a reduction of revenues. The Company’s accounting policy related to free or discounted rooms, food and beverage and other services already complies with EITF 00-14, and those free or discounted services are deducted from gross revenues as “complimentary allowances.” The Company’s accounting policy related to discounts to induce casino play also complies with EITF 00-14, as such incentives are netted against gross casino revenues.

In February 2001, the EITF reached a partial consensus on EITF 00-22, “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future.” The consensus requires that vendors recognize the cash rebate or refund obligation associated with time- or volume-based cash rebates as a reduction of revenue. The liability for such obligations should be based on the estimated amount of rebates or refunds to be ultimately earned, including an estimation of “breakage” if it can be reasonably estimated. The consensus is applicable beginning in the first quarter of fiscal 2002.

The Company’s players’ clubs allow customers to earn certain complimentary services and/or cash rebates based on the volume of the customers’ gaming activity. The Company accounts for its players’ clubs in accordance with EITF 00-22, except that it records the charge for progress towards the complimentary services/cash rebates as a casino department expense instead of a reduction of revenue. The Company will change the classification for these charges in the first quarter of fiscal 2002, including reclassifying prior period amounts.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Mandalay Resort Group:

We have audited the accompanying consolidated balance sheets of Mandalay Resort Group (a Nevada corporation) and subsidiaries as of January 31, 2001 and 2000 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2001.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Las Vegas, Nevada

February 28, 2001

Management’s Report on Financial Statements

The Company is responsible for preparing the consolidated financial statements and related information appearing in this report.  Management believes that the financial statements present fairly the Company’s financial position, results of operations and cash flows in conformity with Generally Accepted Accounting Principles.  In preparing its financial statements, the Company is required to include amounts based on estimates and judgments which management believes are reasonable under the circumstances.

The Company maintains accounting and other control systems designed to provide reasonable assurance that financial records are reliable for purposes of preparing financial statements and that assets are properly accounted for and safeguarded.  Compliance with these systems and controls is reviewed through a program of audits by an internal audit staff.

The Board of Directors fulfills its responsibility for the Company’s financial statements through its audit committee, which is composed solely of directors who are not Company officers or employees.  The audit committee meets from time to time with the independent public accountants, management and the internal auditors.  The independent public accountants have direct access to the audit committee, with or without the presence of management representatives.

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Year Ended January 31, 2001
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
	(In Thousands, Except Per Share Amounts)
Revenue	$639,616	$647,400	$638,457	$598,751	$2,524,224

Income from operations	130,915	119,950	114,081	66,588	431,534

Income before income tax	78,245	60,801	47,231	8,115	194,392

Net income	48,858	38,052	29,371	3,419	119,700

Basic earnings per share	$.58	$.49	$.39	$.04	$1.53

Diluted earnings per share	$.58	$.48	$.38	$.04	$1.50

	Year Ended January 31, 2000
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
	(In Thousands, Except Per Share Amounts)
Revenue	$471,259	$516,181	$545,202	$518,256	$2,050,898

Income from operations	62,499	79,130	89,856	42,251	273,736

Income (loss) before income tax	27,427	36,261	46,171	(6,743)	103,116

Net income (loss)	(4,855)	23,631	28,757	(5,370)	42,163

Basic earnings (loss) per share	$(.05)	$.26	$.32	$(.06)	$.47

Diluted earnings (loss) per share	$(.05)	$.26	$.31	$(.06)	$.46

Elgin Riverboat Resort - Riverboat Casino

Balance Sheets

December 31, 2001 and 2000

ASSETS	2001	2000
Current assets:
Cash and cash equivalents	$63,624,380	$51,534,500
Accounts receivable, net of
allowance for doubtful accounts of
$250,000 and $401,257, respectively	801,350	343,716
Inventories	419,027	472,170
Prepaid expenses	1,343,425	1,146,669

Total current assets	66,188,182	53,497,055

Property and equipment, net	71,508,881	72,572,064

Other assets	56,400	56,400

Total assets	$137,753,463	$126,125,519

LIABILITIES AND PARTNERS’ EQUITY

Current liabilities:
Accounts payable	$406,868	$393,128
Accrued liabilities	52,189,471	48,169,367

Total current liabilities	52,596,339	48,562,495

Total liabilities	52,596,339	48,562,495
Commitments and contingencies

Partners’ equity	85,157,124	77,563,024

Total liabilities and
partners’ equity	$137,753,463	$126,125,519

The accompanying notes are an integral part of these financial statements.

Elgin Riverboat Resort - Riverboat Casino

Statements of Operations

For Each of the Three Years Ended December 31, 2001

	2001	2000	1999
Revenues:
Casino	$399,574,280	$370,299,913	$306,502,801
Food and beverage	29,542,892	27,397,113	27,157,258
Admissions and other	11,375,386	10,807,332	10,608,140

	440,492,558	408,504,358	344,268,199

Less: promotional allowances	(30,244,503)	(27,402,778)	(27,197,384)

	410,248,055	381,101,580	317,070,815

Operating expenses:
Casino	202,885,894	188,533,577	157,883,170
Food and beverage	6,823,873	6,821,673	6,379,957
General and administrative	50,563,689	48,258,404	39,378,146
Depreciation and amortization	8,671,916	7,686,148	9,111,407
Other operating expenses	15,155,268	13,934,750	14,080,875

	284,100,640	265,234,552	226,833,555

Operating income	126,147,415	115,867,028	90,237,260

Other income (expense):
Interest income	1,446,685	1,767,562	1,029,656
(Loss) gain on asset disposal	—	(40,306)	48,500

	1,446,685	1,727,256	1,078,156

Net income	$127,594,100	$117,594,284	$91,315,416

The accompanying notes are an integral part of these financial statements.

Elgin Riverboat Resort - Riverboat Casino

Statements of Partners’ Equity

For Each of the Three Years Ended December 31, 2001

	Nevada Landing Partnership	RBG, L.P.	Total

Balance, January 1, 1999	$43,326,662	$43,326,662	$86,653,324

Net income	45,657,708	45,657,708	91,315,416

Distributions to partners	(47,250,000)	(47,250,000)	(94,500,000)

Balance, December 31, 1999	41,734,370	41,734,370	83,468,740

Net income	58,797,142	58,797,142	117,594,284

Distributions to partners	(61,750,000)	(61,750,000)	(123,500,000)

Balance, December 31, 2000	38,781,512	38,781,512	77,563,024

Net income	63,797,050	63,797,050	127,594,100

Distributions to partners	(60,000,000)	(60,000,000)	(120,000,000)

Balance, December 31, 2001	$42,578,562	$42,578,562	$85,157,124

The accompanying notes are an integral part of these financial statements.

Elgin Riverboat Resort - Riverboat Casino

Statements of Cash Flows

For Each of the Three Years Ended December 31, 2001

	2001	2000	1999
Cash flows from operating activities:
Net income	$127,594,100	$117,594,284	$91,315,416
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,671,916	7,686,148	9,111,407
Net loss (gain) from sale of asset	—	40,306	(48,500)
Changes in assets and liabilities:
Accounts receivable	(457,634)	346,353	(686,347)
Inventories	53,143	(51,584)	(149,315)
Prepaid expenses	(196,756)	(58,841)	163,929
Other assets	—	(1,000)	(900)
Accounts payable	13,740	447	(410,987)
Accrued liabilities	4,020,104	9,554,003	7,714,431

Net cash provided by operating activities	139,698,613	135,110,116	107,009,134

Cash flows from investing activities:
Capital expenditures	(7,608,733)	(3,760,160)	(2,879,475)
Proceeds from sale of fixed assets	—	—	48,500

Net cash used in investing activities	(7,608,733)	(3,760,160)	(2,830,975)

Cash flows from financing activities:
Distributions to partners	(120,000,000)	(123,500,000)	(94,500,000)

Net cash used in financing activities	(120,000,000)	(123,500,000)	(94,500,000)

Net increase in cash and cash equivalents	12,089,880	7,849,956	9,678,159

Cash and cash equivalents, beginning of year	51,534,500	43,684,544	34,006,385

Cash and cash equivalents, end of year	$63,624,380	$51,534,500	$43,684,544

The accompanying notes are an integral part of these financial statements.

Elgin Riverboat Resort - Riverboat Casino

Notes to Financial Statements

1.     Business

Elgin Riverboat Resort - Riverboat Casino (“Joint Venture”), doing business as the Grand Victoria Casino, was formed in December 1992, as a partnership, under a Joint Venture Agreement between Nevada Landing Partnership and RBG, L.P., in which each partner owns a fifty percent interest.

The Joint Venture is licensed by the Illinois Gaming Board (“IGB”) to own and operate a riverboat casino on the Fox River in Elgin, Illinois.  The original license, issued on October 6, 1994, was valid for a three-year term.  On October 17, 2000, the IGB approved the renewal of the license for a term of four years.

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

Promotional Allowances

The retail value of admissions, food and beverage, and other complimentary items furnished to customers without charge is included in gross revenue and then deducted as promotional allowances.  Additionally, the estimated costs of providing such promotional allowances have been included in casino expenses as follows:

	2001	2000	1999
Admissions and other	$9,164,805	$8,858,483	$9,843,693
Food and beverage	16,666,842	14,454,073	13,788,717
	$25,831,647	$23,312,556	$23,632,410

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

Reserve for Slot Club Redemption

The Joint Venture has accrued for the total liability of all points earned, but not redeemed by slot club members, less inactive players.  Expenses incurred from actual cash redemptions and the change in reserve for slot club redemption is presented as a reduction in casino revenues on the statement of operations.

Income Taxes

The financial statements of the Joint Venture do not reflect a provision for income taxes because the partners are required to recognize their proportionate share of the Joint Venture’s income in their individual tax returns.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Recently Issued Accounting Standards

In February 2001, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board reached a consensus in EITF Issue No. 00-22, “Accounting for ‘Points’ and Certain Other Time-Based or Volume Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future,” which requires that the redemption of points for cash be recognized as a reduction in revenue.  The Joint Venture has complied with the requirements of EITF Issue No. 00-22 in the accompanying statements of operations, including reclassification of prior period amounts.  The total amount of the reclassification was $13,335,997 and $10,337,484 in 2000 and 1999, respectively, from casino expenses to a reduction in casino revenue.  The adoption of EITF Issue No. 00-22 had no effect on net income.

Reclassifications

Certain 2000 and 1999 amounts have been reclassified to conform to the 2001 presentation.

3.     Property and Equipment

A summary of property and equipment at December 31, 2001 and 2000 is as follows:

	2001	2000
Buildings	$29,170,069	$29,170,069
Riverboat	52,699,655	52,699,655
Land improvements	5,517,891	5,517,891
Furniture, fixtures and equipment, gaming and computer equipment	43,653,199	35,864,853
Construction in progress	974,035	1,153,648
Total property and equipment	132,014,849	124,406,116

Less: accumulated depreciation and amortization	60,505,968	51,834,052
Property and equipment, net	$71,508,881	$72,572,064

4.     Accrued Liabilities

A summary of accrued liabilities at December 31, 2001 and 2000 is as follows:

	2001	2000
Accrued commitment to Grand Victoria Foundation and County of Kane	$32,119,418	$30,660,173
Reserve for progressive jackpots	5,878,817	5,115,612
Accrued payroll, vacation and related taxes	3,608,424	2,899,069
Reserve for slot club redemptions	2,851,491	2,966,465
Accrued ground lease	1,275,108	1,138,481
Unredeemed chip/token liability	866,161	961,201
Accrued property taxes	752,000	764,706
Accrued gaming, sales and state withholding taxes	680,689	546,848
Accrued promotions and advertising	550,000	905,178
Accrued liability insurance	533,747	446,785
Accrued employees’ tips	364,371	347,962
Accrued audit and legal	359,000	268,881
Unclaimed property liability	269,602	187,189
Kane County Forest Preserve trust agreement	125,000	125,000
Other	1,955,643	835,817
Total accrued liabilities	$52,189,471	$48,169,367

5.     Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

6.     Leases

In accordance with the Ground Lease and Development Agreement, as amended, (the “Agreement”) the Joint Venture leases land for a term of ten years commencing with the initial issuance of the IGB license, with the right to renew the Agreement for successive five year terms, not to exceed a total lease term of thirty years.  The Agreement requires annual lease payments equal to the greater of (i) $107,195 or (ii) three percent of the Joint Venture’s annual net operating income, as defined.

The future minimum lease commitments under the ground lease as of December 31, 2001 are as follows:

2002	107,195
2003	107,195
2004	81,938

Rent expense for the years ended December 31, 2001, 2000, and 1999 were $5,207,797, $4,822,905, and $3,931,310, respectively.

7.     Commitments

Pursuant to an agreement with the City of Elgin, the Joint Venture has guaranteed that the City shall receive at least $500,000 annually resulting from a combination of lease payments and admission taxes.  For each of the three years ended December 31, 2001, 2000, and 1999, the Joint Venture has paid amounts in excess of the guarantee.

Pursuant to the Fox River Trust Agreement, entered into on July 20, 1993, the Joint Venture has agreed to make certain payments to a trust fund for the benefit of the Fox River.  Annual contributions of $500,000 commenced on October 6, 1995, the initial anniversary date of the issuance of the IGB license, and will continue for twelve successive years.

The Joint Venture has agreed to contribute to both the County of Kane and a foundation that has been established for the benefit of educational, environmental and economic development programs in the region.  The total commitment is equal to 20% of adjusted net operating income (“ANOI”), as defined.  This commitment must be paid within 120 days of the end of the fiscal year for which it has been calculated.  Donation expense for the years ended December 31, 2001, 2000, and 1999 were $32,119,418, $30,660,173 and $24,394,158, respectively.

8.     Related Party Transactions

Employment expenses for certain key Joint Venture employees are paid by one of the Joint Venture Partners.  The Joint Venture partner is then reimbursed by the Joint Venture for these expenses.

9.     Profit Sharing Plan

The Joint Venture contributes to a defined contribution plan which provides for contributions in accordance with the plan document.  The plan covers substantially all employees.  The Joint Venture contributes a set dollar amount to all eligible employees as well as a matching contribution of 25% of employee contributions limited to specified dollar amount as stated in the plan document.  Contribution expense for the years ended December 31, 2001, 2000 and 1999 were $613,944, $475,943 and $404,175, respectively.

10.  Contingencies

In November 2001, the IGB proposed a fine of $7,200,000 against the Joint Venture and certain of its employees for alleged violations of the Illinois Riverboat Gambling Act and the IGB’s Adopted Rules.  The Joint Venture intends to vigorously defend this matter.  In the opinion of management, the amount of the ultimate liability with respect to the IGB’s allegations will not materially affect the Joint Venture’s financial position, results of operations or cash flows.

Report of Independent Accountants

To the Partners of the Elgin Riverboat Resort — Riverboat Casino

In our opinion, the accompanying balance sheets and the related statements of operations, partners’ equity and cash flows present fairly, in all material respects, the financial position of Elgin Riverboat Resort — Riverboat Casino (“Joint Venture”) at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Joint Venture’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

January 11, 2002

Chicago, Illinois

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) (1)	Consolidated Financial Statements:

MANDALAY RESORT GROUP AND SUBSIDIARIES

Consolidated Balance Sheets as of January 31, 2001 and 2000

Consolidated Statements of Income for the three years ended January 31, 2001

Consolidated Statements of Cash Flows for the three years ended January 31, 2001

Consolidated Statements of Stockholders’ Equity for the three years ended January 31, 2001

Notes to Consolidated Financial Statements

Report of Independent Public Accountants

(a) (2)	Supplemental Financial Statement Schedules:

None.

ELGIN RIVERBOAT RESORT - RIVERBOAT CASINO

Balance Sheets as of December 31, 2001 and 2000

Statements of Operations for the three years ended December 31, 2001

Statements of Partners’ Equity for each of the three years ended December 31, 2001

Statements of Cash Flows for each of the three years ended December 31, 2001

Notes to Financial Statements

Report of Independent Accountants

(a)(3) Exhibits:

The following exhibits are filed as a part of this report or incorporated herein by reference:

3 (i) (a).

Restated Articles of Incorporation of the Registrant as of July 15, 1988 and Certificate of Amendment thereto, dated June 29, 1989.  (Incorporated by reference to Exhibit 3(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1991.)

3 (i) (b).

Certificate of Division of Shares into Smaller Denominations, dated June 20, 1991.  (Incorporated by reference to Exhibit 3(b) to the Registrant’s Annual Report on Form 10–K for the fiscal year ended January 31, 1992.)

3 (i) (c).	Certificate of Division of Shares into Smaller Denominations, dated June 22, 1993. (Incorporated by reference to Exhibit 3(i) to the Registrant’s Current Report on Form 8-K dated July 21, 1993.)

3 (i) (d).

Certificate of Amendment of Restated Articles of Incorporation of the Registrant, filed with the Office of the Secretary of State of Nevada on June 18, 1999.  (Incorporated by reference to Exhibit 3(i) to the Registrant’s Current Report on Form 8-K dated June 18, 1999.)

3 (ii).	Restated Bylaws of the Registrant dated April 30, 1999. (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999.)

4 (a).

Rights Agreement dated as of July 14, 1994, between the Registrant and First Chicago Trust Company of New York. (Incorporated by reference to Exhibit 4 to the Registrant’s Current Report on Form 8-K dated August 15, 1994.)

4 (b).

Amendment to Rights Agreement effective as of April 16, 1996, between the Registrant and First Chicago Trust Company of New York.  (Incorporated by reference to Exhibit 4(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1996.)

4 (c).

Amended and Restated Loan Agreement, dated as of May 23, 1997, by and among the Registrant, the Banks named therein and Bank of America, N.A., as administrative agent for the Banks, and the related Subsidiary Guarantee dated May 23, 1997, of the Registrant’s subsidiaries named therein.  (Incorporated by reference to Exhibit 4(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1997.)

4 (d).

Amendment No. 1 to Amended and Restated Loan Agreement, by and among the Registrant, the Banks named herein and Bank of America, N.A., as administrative agent for the Banks.  (Incorporated by reference to Exhibit 4(a) to the Registrant’s Quarterly Report for the quarterly period ended October 31, 1997.)

4 (e).

Amendment No. 2 to the Loan Agreement, by and among the Registrant, the Banks named therein and Bank of America N.A., as administrative agent for the Banks.  (Incorporated by reference to Exhibit 4(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1998.)

4 (f).

Amendment No. 3, dated as of June 22, 1999, to the Amended and Restated Loan Agreement dated as of May 23, 1997, by and among the Registrant, the Banks named therein and Bank of America N.A., as administrative agent for the Banks.  (Incorporated by reference to Exhibit 4(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999.)

4 (g).

Rate Swap Master Agreement, dated as of October 24, 1986, and Rate Swap Supplements One through Four, by and between the Registrant and Bank of America, N.A.  (Incorporated by reference to Exhibit 4(j) to the Registrant’s Current Report on Form 8-K dated December 29, 1986.)

4 (h).

Interest Rate Swap Agreement, dated as of September 27, 1999, by and between the Registrant and Bank of America, N.A.  (Incorporated by reference to Exhibit 4(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1999.)

4 (i).

Interest Rate Swap Agreement, dated as of September 27, 1999, by and between the Registrant and Bank of America, N.A.  (Incorporated by reference to Exhibit 4(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1999.)

4 (j).

Interest Rate Swap Agreement, dated as of October 13, 1999, by and between the Registrant and Bank of America, N.A.  (Incorporated by reference to Exhibit 4(c) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1999.)

4 (k).

Interest Rate Cap Agreement, dated October 20, 1997, between the Registrant and Morgan Guaranty Trust Company of New York.  (Incorporated by reference to Exhibit 4(f) to the Registrant’s Quarterly Report for the quarterly period ended October 31, 1997.)

4 (l).

Interest Rate Cap Agreement, dated January 13, 1998, between the Registrant and Morgan Guaranty Trust Company of New York.  (Incorporated by reference to Exhibit 4(h) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998.)

4 (m).

Interest Rate Cap Agreement dated June 14, 2000, between the Registrant and Morgan Guaranty Trust Company of New York. (Incorporated by reference to Exhibit 4(e) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2000.)

4 (n).

Interest Rate Cap Agreement dated June 29, 2000, between the Registrant and Morgan Guaranty Trust Company of New York. (Incorporated by reference to Exhibit 4(f) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2000.)

4 (o).

Grid Promissory Note, dated October 17, 1997, between the Registrant and Lyon Short Term Funding Corp.  (Incorporated by reference to Exhibit 4(g) to the Registrant’s Quarterly Report for the quarterly period ended October 31, 1997.)

4 (p).

Commercial Paper Dealer Agreement, dated October 9, 1997, between the Registrant and Merrill Lynch Money Markets Inc.  (Incorporated by reference to Exhibit 4(b) to the Registrant’s Quarterly Report for the quarterly period ended October 31, 1997.)

4 (q).

Commercial Paper Dealer Agreement, dated October 9, 1997, between the Registrant and BancAmerica Robertson Stephens.  (Incorporated by reference to Exhibit 4(c) to the Registrant’s Quarterly Report for the quarterly period ended October 31, 1997.)

4 (r).

Commercial Paper Dealer Agreement, dated October 9, 1997, between the Registrant and Credit Suisse First Boston Corporation.  (Incorporated by reference to Exhibit 4(d) to the Registrant’s Quarterly Report for the quarterly period ended October 31, 1997.)

4 (s).

Issuing and Paying Agency Agreement, dated October 9, 1997, between the Registrant and The Chase Manhattan Bank.  (Incorporated by reference to Exhibit 4(e) to the Registrant’s Quarterly Report for the quarterly period ended October 31, 1997.)

4 (t).

Indenture by and between the Registrant and First Interstate Bank of Nevada, N.A., as Trustee with respect to the Registrant’s 6-3/4% Senior Subordinated Notes due 2003 and its 7-5/8% Senior Subordinated Debentures due 2013. (Incorporated by reference to Exhibit 4(a) to the Registrant’s Current Report on Form 8-K dated July 21, 1993.)

4 (u).

Indenture, dated February 1, 1996, by and between the Registrant and First Interstate Bank of Nevada, N.A., as Trustee. (Incorporated by reference to Exhibit 4(b) to the Registrant’s Current Report on Form 8-K dated January 29, 1996.)

4 (v).

Supplemental Indenture, dated February 1, 1996, by and between the Registrant and First Interstate Bank of Nevada, N.A., as Trustee, with respect to the Registrant’s 6.45% Senior Notes due February 1, 2006.  (Incorporated by reference to Exhibit 4(c) to the Registrant’s Current Report on Form 8-K dated January 29, 1996.)

4 (w).	6.45% Senior Notes due February 1, 2006 in the principal amount of $200,000,000. (Incorporated by reference to Exhibit 4(d) to the Registrant’s Current Report on Form 8-K dated January 29, 1996.)

4 (x).

Supplemental Indenture, dated as of November 15, 1996, to an indenture dated February 1, 1996, by and between the Registrant and Wells Fargo Bank (Colorado), N.A., as Trustee, with respect to the Registrant’s 6.70% Senior Notes due November 15, 2096.  (Incorporated by reference to Exhibit 4(c) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1996.)

4 (y).

6.70% Senior Notes due February 15, 2096 in the principal amount of $150,000,000.  (Incorporated by reference to Exhibit 4(d) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1996.)

4 (z).

Indenture, dated November 15, 1996, by and between the Registrant and Wells Fargo Bank (Colorado), N.A., as Trustee.  (Incorporated by reference to Exhibit 4(e) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1996.)

4 (aa).

Supplemental Indenture, dated as of November 15, 1996, to an indenture dated November 15, 1996, by and between the Registrant and Wells Fargo Bank (Colorado), N.A., as Trustee, with respect to the Registrant’s 7.0% Senior Notes due November 15, 2036.  (Incorporated by reference to Exhibit 4(f) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1996.)

4 (bb).

7.0% Senior Notes due February 15, 2036, in the principal amount of $150,000,000.  (Incorporated by reference to Exhibit 4(g) to the Registrant’s Quarterly Report on Form 10–Q for the quarterly period ended October 31, 1996.)

4 (cc).

Instrument of Joinder, dated May 31, 1998, by Mandalay Corp., pursuant to the Subsidiary Guaranty dated as of May 23, 1997, with respect to the Amended and Restated Loan Agreement, in favor of Bank of America, N.A., as administrative agent for the Banks.  (Incorporated by reference to Exhibit 4(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1998.)

4 (dd).

Indenture dated November 20, 1998, by and between the Registrant and The Bank of New York, as Trustee.  (Incorporated by reference to Exhibit 4(a) to the Registrant’s Quarterly Report on Form 10–Q for the quarterly period ended October 31, 1998.)

4 (ee).

Supplemental Indenture, dated November 20, 1998, by and between the Registrant and The Bank of New York, as Trustee, with respect to the Registrant’s 9-1/4% Senior Subordinated Notes due December 1, 2005.  (Incorporated by reference to Exhibit 4(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998.)

4 (ff).

9-1/4% Senior Subordinated Notes due December 1, 2005 in the principal amount of $275,000,000.  (Incorporated by reference to Exhibit 4(c) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998.)

4 (gg).

Indenture dated as of July 24, 2000 by and between the Company and The Bank of New York with respect to $500 million aggregate principal amount of 10-1/4% Senior Subordinated Notes due 2007.  (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-4 Registration Statement No. 333-44216.)

4 (hh).

Indenture dated as of August 16, 2000 by and between the Company and The Bank of New York, with respect to $200 million aggregate principal amount of 9½% Senior Notes due 2008.  (Incorporated by reference to Exhibit 4.1 to the Company’s Form S-4 Registration Statement No. 333-44838.)

4 (ii).

Registration Rights Agreement dated as of July 24, 2000 by and among the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC, Donaldson, Lufkin & Jenrette Securities Corporation, Deutsche Bank Securities Inc., Commerzbank Capital Markets Corporation, Credit Suisse First Boston Corporation, Wasserstein Perella Securities, Inc., FleetBoston Robertson Stephens Inc., and SG Cowen Securities Corporation.  (Incorporated by reference to Exhibit 4.2 to the Company’s Form S-4 Registration Statement No. 333-44216.)

4 (jj).

Registration Rights Agreement dated as of August 16, 2000 by and among the Company and Banc of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Salomon Smith Barney Inc., Credit Lyonnais Securities (USA) Inc., J.P. Morgan Securities Inc. and Commerzbank Capital Markets Corporation. (Incorporated by reference to Exhibit 4.2 to the Company’s Form S-4 Registration Statement No. 333-44838.)

10 (a).*

Amended and Restated 1989 Stock Option Plan of the Registrant.  (Incorporated by reference to Exhibit 10 to the Post Effective Amendment No. 4 to the Registrant’s Registration Statement (No. 33-39215) on Form S-8.)

10 (b).*

Amended and Restated 1991 Stock Incentive Plan of the Registrant.  (Incorporated by reference to Exhibit 10 to the Post Effective Amendment No. 3 to the Registrant’s Registration Statement (No. 33-56420) on Form S-8.)

10 (c).*

Amended and Restated 1993 Stock Option Plan of the Registrant.  (Incorporated by reference to Exhibit 10 to the Post Effective Amendment No. 2 to the Registrant’s Registration Statement (No. 33-53303) on Form S-8.)

10 (d).*	1998 Stock Option Plan. (Incorporated by reference to Exhibit 4(g) to the Registrant’s Registration Statement (No.333-51073) on Form S-8.)

10 (e).	1999 Non-Employee Directors Stock Option Plan. (Incorporated by reference to Exhibit 10(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999.)

10 (f).*

2000 Stock Incentive Plan.  (Incorporated by reference to Appendix B to the Registrant’s definitive proxy statement dated April 28, 2000 relating to the 2000 Annual Meeting of Registrant’s Stockholders.)

10 (g).*	Executive Compensation Insurance Plan. (Incorporated by reference to Exhibit 10(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1992.)

10 (h).

Lease, dated August 3, 1977, by and between B&D Properties, Inc., as lessor, and the Registrant, as lessee; Amendment of Lease, dated May 6, 1983.  (Incorporated by reference to Exhibit 10(h) to the Registrant’s Registration Statement (No. 2-85794) on Form S-1.)

10 (i).

Thirteenth Amendment and Restatement of the Registrant’s Employees’ Profit Sharing and Investment Plan.  (Incorporated by reference to Exhibit 4(d) to Post Effective Amendment No. 11 to the Registrant’s Registration Statement (No. 33-18278 on Form  S-8.)

10 (j).	Fourteenth Amendment, dated November 21, 2000, of the Registrant’s Employees’ Profit Sharing and Investment Plan.**

10 (k).

Ninth Amendment and Restatement to the Registrant’s Employees’ Profit Sharing and Investment Trust. (Incorporated by reference to Exhibit 4(e) to Post Effective Amendment No. 11 to the Registrant’s Registration Statement (No. 33-18278) on Form S-8.)

10 (l).

Group Annuity Contract No. GA70867 between Philadelphia Life (formerly Bankers Life Company) and Trustees of the Registrant’s Employees’ Profit Sharing and Investment Plan.  (Incorporated by reference to Exhibit 4(c) to the Registrant’s Registration Statement (No. 33-1459) on Form S-8.)

10 (m).

Lease by and between Robert Lewis Uccelli, guardian, as lessor, and Nevada Greens, a limited partnership, William N. Pennington, as trustee, and William G. Bennett, as trustee, and related Assignment of Lease.  (Incorporated by reference to Exhibit 10(p) to the Registrant’s Registration Statement (No. 33-4475) on Form S-1.)

10 (n).

Agreement of Purchase, dated March 15, 1985, by and between Denio Brothers Trucking Company, as seller, and the Registrant, as buyer, and related lease by and between Denio Brothers Trucking Co., as lessor, and Nevada Greens, a limited partnership, William N. Pennington, as trustee, and William G. Bennett, as trustee, and related Assignment of Lease.  (Incorporated by reference to Exhibit 10(q) to the Registrant’s Registration Statement (No. 33-4475) on Form S-1.)

10 (o).

Agreement of Joint Venture, dated as of March 1, 1994, by and among Eldorado Limited Liability Company, Galleon, Inc., and the Registrant.  (Incorporated by reference to Exhibit 10(y) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1994.)

10 (p).

Amended and Restated Credit Agreement, dated November 24, 1997, by and among Circus and Eldorado Joint Venture, the Banks named therein and Bank of America National Trust and Savings Association as administrative agent, and the related Note, Amended and Restated Make–Well Agreement and Amended and Restated Deed of Trust.  (Incorporated by reference to Exhibit 4(h) to the Registrant’s Quarterly Report for the quarterly period ended October 31, 1997.)

10 (q).

Amendment No. 1 to the Amended and Restated Credit Agreement, by and among Circus and Eldorado Joint Venture, the Banks named therein and Bank of America, N.A., as administrative agent.  (Incorporated by reference to Exhibit 10(w) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2000.)

10 (r).

Agreement and Plan of Merger, dated March 19, 1995, by and among the Registrant and M.S.E. Investments, Incorporated, Last Chance Investments, Incorporated, Gold Strike Investments, Incorporated, Diamond Gold, Inc., Gold Strike Aviation, Incorporated, Gold Strike Finance Company, Inc., Oasis Development Company, Inc., Michael S. Ensign, William A. Richardson, David R. Belding, Peter A. Simon II and Robert J. Verchota.  (Incorporated by reference to Exhibit 10(ee) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1995.)

10 (s).

First Amendment to Agreement and Plan of Merger, dated May 30, 1995, by and among the Registrant and M.S.E. Investments, Incorporated, Last Chance Investments, Incorporated, Goldstrike Investments, Incorporated, Diamond Gold, Inc., Gold Strike Aviation, Incorporated, Goldstrike Finance Company, Inc., Oasis Development Company, Inc., Michael S. Ensign, William A. Richardson, David R. Belding, Peter A. Simon II and Robert J. Verchota.  (Incorporated by reference to Exhibit 99.2 of the Schedule 13D of Michael S. Ensign relating to the Registrant’s Common Stock, filed on June 12, 1995.)

10 (t).

Exchange Agreement, dated March 19, 1995, by and among the Registrant and New Way, Inc., a wholly owned subsidiary of the Registrant, Glenn W. Schaeffer, Gregg H. Solomon, Antonio C. Alamo, Anthony Korfman and William Ensign. (Incorporated by reference to Exhibit 10(ff) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1995.)

10(u).

First Amendment to Exchange Agreement, dated May 30, 1995, by and among the Registrant and New Way, Inc., a wholly owned subsidiary of the Registrant, Glenn W. Schaeffer, Gregg H. Solomon, Antonio C. Alamo, Anthony Korfman and William Ensign.  (Incorporated by reference to Exhibit 10(d) to the Registrant’s Current Report on Form 8-K dated June 1, 1995.)

10(v).

Registration Rights Agreement, dated as of June 1, 1995, by and among the Registrant and Michael S. Ensign, William A. Richardson, David R. Belding, Peter A. Simon II, Glenn W. Schaeffer, Gregg H. Solomon, Antonio C. Alamo, Anthony Korfman, William Ensign and Robert J. Verchota.  (Incorporated by reference to Exhibit 99.5 of the Schedule 13D of Michael S. Ensign, relating to the Registrant’s Common Stock, filed on June 12, 1995.)

10(w).

Standstill Agreement, dated as of June 1, 1995, by and among the Registrant and Michael S. Ensign, William A. Richardson, David R. Belding, Peter A. Simon II and Glenn W. Schaeffer.  (Incorporated by reference to Exhibit 99.4 of the Schedule 13D of Michael S. Ensign, relating to the Registrant’s Common Stock, filed on June 12, 1995.)

10(x).

Amendment No. 1 to Standstill Agreement, effective April 16, 1996, by and among the Registrant and Michael S. Ensign, William A. Richardson, David R. Belding, Peter A. Simon II and Glenn W. Schaeffer.  (Incorporated by reference to Exhibit 99.7 of Amendment No. 2 to the Schedule 13D of Michael S. Ensign, relating to the Registrant’s Common Stock, filed on September 5, 1996.)

10(y).*	2000 Executive Officers’ Bonus Plan. (Incorporated by reference to Appendix A to the Registrant’s definitive proxy statement dated April 28, 2000 relating to its 2000 Annual Meeting of Stockholders.)

10(z).*

Amendment and Restatement of Employment Agreement dated November 1, 1997, by and between the Registrant and Clyde Turner. (Incorporated by reference to Exhibit 10(ee) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998.)

10(aa).*

Agreement and Release dated January 17, 1998, by and between the Registrant and Clyde Turner.  (Incorporated by reference to Exhibit 10(ff) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998.)

10(bb).*

Amendment and Restatement of Employment Agreement dated November 1, 1997, by and between the Registrant and Michael S. Ensign.  (Incorporated by reference to Exhibit 10(gg) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998.)

10(cc).*

Amendment and Restatement of Employment Agreement dated November 1, 1997, by and between the Registrant and Glenn W. Schaeffer.  (Incorporated by reference to Exhibit 10(hh) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998.)

10(dd).*

Amendment and Restatement of Employment Agreement dated November 1, 1997, by and between the Registrant and William A. Richardson.  (Incorporated by reference to Exhibit 10(ii) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998.)

10(ee).*

Amendment and Restatement of Employment Agreement dated November 1, 1997, by and between the Registrant and Antonio C. Alamo.  (Incorporated by reference to Exhibit 10(kk) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998.)

10(ff).*

Amendment and Restatement of Employment Agreement dated November 1, 1997, by and between the Registrant and Gregg H. Solomon.  (Incorporated by reference to Exhibit 10(ll) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998.)

10(gg).

Joint Venture Agreement, dated as of December 18, 1992, between Nevada Landing Partnership and RBG, L.P.  (Incorporated by reference to Exhibit 10(g) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1995.)

10(hh).

Amendment dated July 15, 1993 to the Joint Venture Agreement between Nevada Landing Partnership and RBG, L.P. (Incorporated by reference to Exhibit 10(h) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1995.)

10(ii).

Amendment dated October 6, 1994 to the Joint Venture Agreement between Nevada Landing Partnership and RBG, L.P. (Incorporated by reference to Exhibit 10(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1995.)

10(jj).

Amendment dated June 1, 1995 to the Joint Venture Agreement between Nevada Landing Partnership and RBG, L.P.  (Incorporated by reference to Exhibit 10(j) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1995.)

10(kk).

Amendment dated February 28, 1996 to the Joint Venture Agreement between Nevada Landing Partnership and RBG, L.P.  (Incorporated by reference to Exhibit 10(ww) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1996.)

10(ll).

Reducing Revolving Loan Agreement, dated as of December 21, 1994, among Victoria Partners, each bank party thereto, The Long-Term Credit Bank of Japan, Ltd., Los Angeles Agency, and Societe Generale, as Co-agents, and Bank of America N.A., as administrative agent (without Schedules or Exhibits) (the “Victoria Partners Loan Agreement”).  (Incorporated by reference to Exhibit 99.2 to Amendment No. 1 on Form 8-K/A to the Current Report on Form 8-K dated December 9, 1994 of Mirage Resorts, Incorporated.  Commission File No. 1-6697.)

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

10(pp).

Amendment No. 4 to the Victoria Partners Loan Agreement, dated as of October 16, 1995.  (Incorporated by reference to Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1995.)

10(qq).

Amendment No. 5 to the Victoria Partners Loan Agreement dated as of August 1, 1996.  (Incorporated by reference to Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1996.)

10(rr).

Amendment No. 6 to the Victoria Partners Loan Agreement, dated as of April 12, 1997.  (Incorporated by reference to Exhibit 10(ccc) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1997.)

10(ss).

Amendment No. 7 to the Victoria Partners Loan Agreement, dated as of January 12, 1998.  (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 of Mirage Resorts, Incorporated. Commission File No. 1-6697.)

10(tt).

Joint Venture Agreement, dated as of December 9, 1994, between MRGS Corp. and Gold Strike L.V. (without Exhibit) (the “Victoria Partners Venture Agreement”).  (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated December 9, 1994 of Mirage Resorts, Incorporated.  Commission File No. 1-6697.)

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

10(ww).

Amendment No. 3 to the Victoria Partners Venture Agreement dated as of February 28, 1996.  (Incorporated by reference to Exhibit 10(fff) to the Registrant’s Annual Report on Form 10–K for the fiscal year ended January 31, 1996.)

10(xx).

Amendment No. 4 to the Victoria Partners Venture Agreement dated as of May 29, 1996.  (Incorporated by reference to Exhibit 10(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1996.)

10(yy).

Consulting Agreement, dated June 1, 1995, between Circus Circus Casinos, Inc. (a subsidiary of the Registrant) and Lakeview Company.  (Incorporated by reference to Exhibit 10(ggg) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1996.)

10(zz).

Operating Agreement, dated October 7, 1997, by and between Circus Circus Michigan, Inc. and Atwater Casino Group, L.L.C.  (Incorporated by reference to Exhibit 10(a) to the Registrant’s Quarterly Report for the quarterly period ended October 31, 1997.)

10(aaa).

First Amendment to Operating Agreement, dated October 7, 1997, by and between Circus Circus Michigan, Inc. and Atwater Casino Group, L.L.C.(Incorporated by reference to Exhibit 10(hhh) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2000.)

10(bbb).

Amended First Amendment to Operating Agreement, dated October 7, 1997, by and between Circus Circus Michigan, Inc. and Atwater Casino Group, L.L.C.  (Incorporated by reference to Exhibit 10(iii) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2000.)

10(ccc).	Second Amendment to Operating Agreement, dated October 7, 1997, by and between Circus Circus Michigan, Inc. and Atwater Casino Group, L.L.C.

10(ddd).	Third Amendment, dated January 21, 2001 to Operating Agreement, dated October 7, 1997, by and between Circus Circus Michigan, Inc. and Atwater Casino Group, L.L.C.**

10(eee).

Amended and Restated Development Agreement, dated as of April 9, 1998, by and among Detroit Entertainment, L.L.C., the City of Detroit and the Economic Development Corporation of the City of Detroit for the City of Detroit Casino Development Project.  (Incorporated by reference to Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1998.)

10(fff).

First Amendment to the Amended and Restated Development Agreement, dated as of April 9, 1998, by and among Detroit Entertainment, L.L.C., the City of Detroit and the Economic Development Corporation of the City of Detroit for the City of Detroit Casino Development Project.  (Incorporated by reference to Exhibit 10(b) to the Registrant’s Quarterly Report on Form 10–Q for the quarterly period ended July 31, 1998.)

10(ggg).

Second Amendment, dated December 1999, to the Amended and Restated Development Agreement, dated April 9, 1998, by and among Detroit Entertainment, L.L.C., the City of Detroit and the Economic Development Corporation of the City of Detroit for the City of Detroit Casino Development Project.  (Incorporated by reference to Exhibit 10(mmm) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2000.)

10(hhh).

Third Amendment, dated November 2000,  to the Amended and Restated Development Agreement, dated April 9, 1998,  by and among Detroit Entertainment, L.L.C., the City of Detroit and the Economic Development Corporation of the City of Detroit for the City of Detroit Casino Development Project.**

10(iii).

Conveyance Agreement, dated April 29, 1999, by and among the City of Detroit, the Economic Development Corporation of the City of Detroit and Detroit Entertainment, L.L.C. (Incorporated by reference to Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10–Q for the quarterly period ended April 30, 1999.)

10(jjj).

Loan Agreement, dated as of June 30, 1999 among Detroit Entertainment, L.L.C., the Banks named therein and Bank of America National Trust and Savings Association, as administrative agent for the Banks.  (Incorporated by reference to Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999.)

10(kkk).

Amendment No. 1 to the Loan Agreement, dated June 30, 1999 among Detroit Entertainment, L.L.C., the Banks named therein and Bank of America, N.A., as administrative agent for the Banks.  (Incorporated by reference to Exhibit 10(d) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2000.)

10(lll).

Amendment No. 2, dated January 31, 2001, to the Loan Agreement, dated June 30, 1999, among Detroit Entertainment, L.L.C., the Banks named therein and Bank of America, N.A., as administrative agent for the Banks.**

10(mmm).

Subordination Agreement, dated January 31, 2001, by and between Circus Circus Michigan, Inc. and Detroit Entertainment, L.L.C., with respect to the Loan Agreement, dated June 30, 1999, in favor of Bank of America, N.A., as administrative agent for the lending banks.**

10(nnn).

Hotel Pre-opening Services Agreement, dated as of January 1, 1997, by and among the Registrant and Four Seasons Hotels Limited.  (Incorporated by reference to Exhibit 10(kkk) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998.)

10(ooo).

Hotel Management Agreement, dated as of March 10, 1998, by and among the Registrant, Mandalay Corp. and Four Seasons Hotel Limited.  (Incorporated by reference to Exhibit 10(lll) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998.)

10(ppp).

Hotel License Agreement, dated as of March 10, 1998, by and among Mandalay Corp. and Four Seasons Hotel Limited.  (Incorporated by reference to Exhibit 10(mmm) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998.)

10(qqq).

Lease Intended As Security, dated October 30, 1998, among Circus Circus Leasing, Inc., as lessee; the Registrant, as guarantor; First Security Bank, National Association, as Trustee, the Banks named therein and Bank of America, N.A., as administrative agent for the Banks.  (Incorporated by reference to Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998.)

10(rrr).

Amendment No. 1, dated January 28, 1999, to Lease Intended As Security, dated October 30, 1998, among Circus Circus Leasing, Inc., as lessee; the Registrant, as guarantor; First Security Bank, National Association, as Trustee, the Banks named therein and Bank of America, N.A., as administrative agent for the Banks.**

10(sss).

Guaranty, dated October 30, 1998, by the Registrant in favor of First Security Bank, National Association, as Trustee, and the Banks named therein.  (Incorporated by reference to Exhibit 10(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998.)

10(ttt).*	Supplemental Executive Retirement Plan. (Incorporated by reference to Exhibit 10(c) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998.)

10(uuu).	Amendment No. 1 to Supplemental Executive Retirement Plan.**

10(vvv).

Stock Purchase Agreement, dated as of September 8, 2000, among the Registrant, Bank of America, N.A. and MBG Trust.  (Incorporated by reference to Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2000.)

10(www).	First Amendment, dated as of January 2, 2001, to Stock Purchase Agreement, dated as of September 8, 2000, among the Registrant, Bank of America, N.A., and MBG Trust.**

10(xxx).	Second Amendment, dated as of March 21, 2001, to Stock Purchase Agreement, dated as of September 8, 2000, among the Registrant, Bank of America, N.A., and MBG Trust.**

10(yyy).

Collateral Agreement dated as of September 8, 2000 among the Registrant, Bank of America, N.A., MBG Trust and Banc of America Securities LLC.  (Incorporated by reference to Exhibit 10(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2000.)

10(zzz).

Amended and Restated Trust Agreement dated as of September 8, 2000 between NMS Services (Cayman), Inc. and Wilmington Trust Company.  (Incorporated by reference to Exhibit 10(c) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2000.)

21.	Subsidiaries of the Registrant.**

23.(a)	Consent of Arthur Andersen LLP.**
23.(b)	Consent of PricewaterhouseCoopers LLP.

*                      This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report.

**           Previously filed with this Report.

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

MANDALAY RESORT GROUP

Dated: March 22, 2002	By:	MICHAEL S. ENSIGN
Michael S. Ensign
Chairman of the Board,
Chief Executive Officer and
Chief Operations Officer

INDEX TO EXHIBITS

FORM 10-K/A

Fiscal Year Ended

January 31, 2001

Exhibit Number

23(b).	Consent of PricewaterhouseCoopers LLP.