Form 10-K
period 2002-01-31
MANDALAY RESORT GROUP
filed 2002-05-01
CIK 725549

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission File Number 1-8570

MANDALAY RESORT GROUP
(Exact name of Registrant as specified in its charter)

Nevada State (or other jurisdiction of incorporation or organization)	88-0121916 (I.R.S. Employer Identification No.)
3950 Las Vegas Boulevard South, Las Vegas, Nevada (Address of principal executive offices)	89119 (Zip Code)

Registrant's telephone number, including area code: (702) 632-6700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $.01 2/3 Par Value	New York Stock Exchange and Pacific Exchange
Common Stock Purchase Rights	New York Stock Exchange and Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the voting stock of the Registrant held by persons other than the Registrant's directors and executive officers as of April 22, 2002 (based upon the last reported sale price on the New York Stock Exchange on such date) was $2,022,845,589.

        The number of shares of Registrant's Common Stock, $.01 2/3 par value, outstanding at April 22, 2002: 68,316,988

DOCUMENTS INCORPORATED BY REFERENCE

        PART III—Portions of the Registrant's definitive proxy statement in connection with the annual meeting of stockholders to be held on June 20, 2002, are incorporated by reference into Items 10 through 13, inclusive.

PART I

ITEM 1. BUSINESS.

        In this report, when we use the terms "we," "our" and "us," we are referring to Mandalay Resort Group and its majority owned subsidiaries as a combined entity, except where it is clear that reference is only to Mandalay Resort Group. When we use the term "Mandalay," it refers only to Mandalay Resort Group, unless the context otherwise requires. These terms, as used in this report, do not include our unconsolidated joint ventures, unless the context otherwise requires. Except as otherwise indicated, cross references in this report are to sections in this Item 1.

Overview

        We are one of the largest hotel-casino operators in the United States in terms of guest rooms and casino square footage. Our "Mandalay Mile" is the largest scaled hotel-casino resort development in Las Vegas, the world's largest gaming market. This "Mandalay Mile" consists of three interconnected megaresorts on 230 acres, including our flagship property, Mandalay Bay. We and the joint ventures in which we participate operate a total of 16 properties with more than 27,000 guest rooms and more than one million square feet of casino space in Nevada, Mississippi, Illinois and Michigan. Of these properties, 12 are wholly owned and have more than 22,400 guest rooms and more than 800,000 square feet of casino space. In addition, we own a 50% interest in each of three joint venture casino properties that have approximately 4,700 guest rooms and more than 200,000 square feet of casino space and a 53.5% interest in a fourth joint venture casino with approximately 75,000 square feet of casino space.

        We have provided below information as of January 31, 2002 about our properties and those of the joint ventures in which we participate. Except as otherwise indicated, we wholly own and operate these properties.

Location/Property	Guest Rooms	Approximate Casino Square Footage	Slots(1)	Gaming Tables(2)	Parking Spaces
Las Vegas, Nevada
Mandalay Bay(3)	3,643	135,000	2,083	128	7,000
Luxor	4,408	120,000	2,007	104	3,200
Excalibur	4,002	110,000	2,199	72	4,000
Circus Circus	3,744	109,000	2,176	78	4,700
Monte Carlo (50% Owned)	3,002	90,000	2,032	73	4,000
Slots-A-Fun	—	16,700	566	22	—
Reno, Nevada
Circus Circus	1,572	60,000	1,608	73	3,000
Silver Legacy (50% Owned)	1,711	85,000	2,127	82	1,800
Laughlin, Nevada
Colorado Belle	1,226	64,000	1,225	39	1,700
Edgewater	1,450	44,000	1,199	36	2,300
Jean, Nevada
Gold Strike	812	37,000	821	17	2,100
Nevada Landing	303	36,000	805	17	1,400
Henderson, Nevada
Railroad Pass	120	21,000	354	7	600
Tunica County, Mississippi
Gold Strike	1,149	48,000	1,425	46	1,400
Detroit, Michigan
MotorCity Casino (53.5% Owned)(4)	—	75,000	2,501	106	3,800
Elgin, Illinois
Grand Victoria (50% Owned)	—	36,000	1,050	45	2,300

Total	27,142	1,086,700	24,178	945	43,300

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

Property Descriptions

        We are providing below, by market, additional information concerning the properties we operate and those operated by the joint ventures in which we are a participant.

Las Vegas, Nevada

        Our Mandalay Mile, a 230-acre development situated at the south end of the Las Vegas Strip, is the site of our newest resort as well as our two largest resorts. Mandalay Bay and our other Mandalay Mile resorts, Luxor and Excalibur, function as a cluster of interconnected entertainment destinations with more than 12,000 guest rooms and more than 360,000 square feet of casino space that have no similarly scaled competition in the United States. Mandalay Bay, Luxor and Excalibur are connected by a monorail system as well as a climate-controlled walkway. Our Mandalay Mile, which has approximately one mile of frontage on the Las Vegas Strip, is a "Strip within the Strip" that offers our guests three distinctively themed hotel-casinos, complemented by an array of restaurants, shops and entertainment venues catering to a broad spectrum of Las Vegas visitors. Our most recently completed entertainment venue is Shark Reef at Mandalay Bay, an aquarium exhibit, which opened in June 2000 and is cross-marketed to guests at all of the hotel-casinos within our Mandalay Mile.

        Mandalay Bay.    Mandalay Bay, our newest megaresort, is located on approximately 60 acres on the Las Vegas Strip, adjacent to our Luxor property and is the first major resort on the Las Vegas Strip to greet visitors arriving in Las Vegas on I-15, the primary thoroughfare between Las Vegas and southern California. The 43-story South Seas themed hotel-casino resort, which opened in March 1999, has 3,643 guest rooms, including a Four Seasons Hotel with 424 guest rooms that provides visitors with the only luxury "five-diamond" hospitality experience in Las Vegas. Mandalay Bay's attractions include an 11-acre tropical lagoon featuring a sand-and-surf beach and a three-quarter-mile lazy river ride. The property also features 13 restaurants such as Charlie Palmer's Aureole, Wolfgang Puck's Trattoria Del Lupo, China Grill, Red Square and Border Grill, as well as a House of Blues nightclub and restaurant, including its signature Foundation Room situated on the resort's top floor. Additional amenities include a 125,000-square-foot convention facility and a 30,000-square-foot spa. The property offers multiple entertainment venues that include Shark Reef at Mandalay Bay featuring sharks and rare sea predators, a 1,700-seat showroom, the rumjungle nightclub and a 12,000-seat special events arena that features entertainment and sporting events.

        We have commenced construction of a convention and meeting complex located adjacent to the existing Mandalay Bay Conference Center. The complex will include more than one million square feet of exhibit space. Upon completion of the project, Mandalay Bay will offer a total of almost two million gross square feet of conference and exhibit space. Following the events of September 11, construction on the facility was temporarily suspended. We have resumed construction, and the facility is currently expected to open in January 2003. The cost of the convention center, excluding land, preopening expenses and capitalized interest, is estimated to be $235 million. As of January 31, 2002, we had incurred costs of $61.6 million related to this project.

        Luxor.    This property is an Egyptian-themed hotel and casino complex situated on 64 acres of our Mandalay Mile, between Mandalay Bay and Excalibur. The resort features a 30-story pyramid and two 22-story hotel towers. Luxor offers 20,000 square feet of convention space, a 20,000-square-foot spa, a 1,200-seat showroom featuring the off-Broadway show "Blue Man Group" which opened in March 2000, a nightclub, and food and entertainment venues on three different levels beneath a soaring hotel atrium. The pyramid's guest rooms can be reached from the four corners of the building by state-of-the-art "inclinators" which travel at a 39-degree angle. Above the pyramid's casino, the property offers a special format motion base ride and an IMAX 2D/3D theater. Luxor's other public areas include a buffet with a seating capacity of approximately 800, eight restaurants including three gourmet restaurants, as well as a snack bar, a food court featuring national fast food franchises, several cocktail lounges and a variety of specialty shops.

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

        Circus Circus-Las Vegas.    This property, which is our original resort, is a circus-themed hotel and casino complex situated on approximately 69 acres on the north end of the Las Vegas Strip. From a

"Big Top" above the casino, Circus Circus-Las Vegas offers its guests a variety of circus acts performed daily, free of charge. A mezzanine area overlooking the casino has a circus midway with carnival-style games and an arcade that offers a variety of amusements and electronic games. Also available to the guests at Circus Circus-Las Vegas are four specialty restaurants, a buffet with a seating capacity of approximately 1,000, a coffee shop, four fast food snack bars, several cocktail bars and a variety of gift shops and specialty shops. The Adventuredome, covering approximately five acres, offers theme park entertainment that includes a high-speed, double-loop, double-corkscrew roller coaster, a coursing river flume ride on white-water rapids, an IMAX motion base ride, several rides and attractions designed for preschool age children, themed carnival-style midway games, a state-of-the-art arcade, a 65-foot waterfall, animated life-size dinosaurs, food kiosks and souvenir shops, all in a climate- controlled setting under a giant space-frame dome. Circus Circus-Las Vegas also offers accommodations for approximately 400 recreational vehicles at the property's Circusland Recreational Vehicle Park.

        Monte Carlo (50% owned).    Through wholly owned subsidiaries, we are a 50% participant with MRGS, a subsidiary of MGM MIRAGE, in our Las Vegas joint venture, Victoria Partners, which owns Monte Carlo, a hotel and casino resort situated on 46 acres with approximately 600 feet of frontage on the Las Vegas Strip. We are the managing partner of this joint venture. Monte Carlo is situated between Bellagio, a 3,000-room resort owned and operated by MGM MIRAGE and connected to Monte Carlo by a monorail, and New York-New York, a 2,000-room hotel-casino resort owned by MGM MIRAGE. Monte Carlo's casino reflects a palatial style reminiscent of the Belle Epoque, the French Victorian architecture of the late 19th century. Amenities at Monte Carlo include three specialty restaurants, including the popular Andre's gourmet restaurant, a buffet, a coffee shop, a food court, a microbrewery which features live entertainment, approximately 15,000 square feet of meeting and banquet space and tennis courts. A 1,200-seat replica of a plush vaudeville theater, including a balcony and proscenium arch, features an elaborately staged show of illusions by the world-renowned magician, Lance Burton.

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

        Silver Legacy (50% owned).    Through a wholly owned subsidiary, we are a 50% participant with Eldorado Limited Liability Company in Circus and Eldorado Joint Venture, a Nevada general partnership which owns and operates Silver Legacy, a hotel-casino and entertainment complex situated on two city blocks in downtown Reno, Nevada. Silver Legacy is situated between our Circus Circus-Reno and the Eldorado Hotel & Casino, which is owned and operated by an affiliate of our joint venture partner at Silver Legacy. Silver Legacy's casino and entertainment complex is connected with Circus Circus-Reno and the Eldorado at the mezzanine level by enclosed climate-controlled skyways above the streets between the respective properties. The property's exterior is themed to evoke images of historical Reno. At the main pedestrian entrances to the casino (located on all four sides of the complex), patrons enter by passing store fronts reminiscent of turn-of-the-century Reno. Silver Legacy's attractions include a 120-foot tall mining rig, which is situated over a replica of a silver mine and extends up from the center of the casino floor into a 180-foot diameter dome structure. Silver Legacy also features four restaurants and several bars, a 25,000-square-foot special events center, custom retail shops, a health spa and an outdoor pool and sun deck. Circus and Eldorado Joint Venture's executive committee, which functions in a manner similar to a corporation's board of directors, is responsible for overseeing the performance of Silver Legacy's management. Under the terms of the joint venture agreement, we appoint three of the executive committee's five members.

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

        Gold Strike-Jean.    This property is an "Old West" themed hotel-casino located on approximately 51 acres of land on the east side of Interstate-15. The property has, among other amenities, a swimming pool and spa, several restaurants, a banquet center which is equipped to serve 260 people, a gift shop and an arcade. The casino has a stage bar with regularly scheduled live entertainment and a casino bar.

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

Detroit, Michigan

        MotorCity Casino (53.5% owned).    On December 14, 1999, along with our joint venture partner, Atwater Casino Group, we opened MotorCity Casino, a temporary casino facility in Detroit, Michigan, which is being operated pending the construction of a permanent hotel-casino. The temporary facility includes, in addition to a 75,000-square-foot casino, five restaurants and a 3,800-space parking facility. The site of the permanent facility has not yet been determined, but the facility is expected to include hotel rooms, larger casino space, convention space, retail space and dining and entertainment facilities. The cost of the permanent facility, which cannot be determined at this time, will depend on a number of factors, including the decision whether we expand the temporary facility or build on a new site and the ultimate design and schedule for completion of the facility. We are committed to contribute 20% of the development costs of any permanent facility in the form of an additional investment in the joint venture and the joint venture will seek to borrow the balance of the cost. We chose to participate in this project due to Detroit's strong demographics and limited competition and to further diversify our cash flow stream.

        The current development agreement for Detroit provides that Mandalay will guarantee completion of the project and will enter into a keep-well guarantee with the city, pursuant to which we could be required to contribute additional funds, if and as needed, to continue operation of the permanent facility for a period of two years. When the permanent facility is completed and opened, we will manage the property and will receive a management fee for our services from the Detroit joint venture.

        The ability to construct, open and operate the planned permanent facility is contingent upon the receipt of all necessary gaming approvals and satisfaction of other conditions. See "Regulation and Licensing—Michigan Gaming Laws."

        Various lawsuits have been filed in the state and federal courts challenging the constitutionality of the Detroit Casino Development Competitive Selection Process Ordinance and the Michigan Gaming Control and Revenue Act, and seeking to appeal the issuance of a certificate of suitability and casino license to MotorCity Casino. For information concerning these legal proceedings, see "Detroit Litigation" in Item 3 of this report.

Elgin, Illinois

        Grand Victoria (50% owned).    Through a wholly owned subsidiary, we are a 50% participant with RBG, L.P., an affiliate of Hyatt Development Corporation, in a joint venture which owns and operates Grand Victoria. Grand Victoria is a Victorian themed riverboat casino and land-based entertainment complex in Elgin, Illinois, a suburb approximately 40 miles northwest of downtown Chicago. The two-story vessel is 420 feet in length and 110 feet in width, and provides a maximum 80,000 square feet of casino space, approximately 36,000 square feet of which was being used as of January 31, 2002. As a result of gaming legislation enacted in June 1999, the boat now offers dockside gaming, which means its operation is no longer restricted by fixed cruising schedules. In addition to the boat, a dockside complex with an approximately 83,000-square-foot pavilion has an approximately 400-seat buffet, a 76-seat fine dining restaurant, a VIP lounge, three movie theaters and a gift shop. Grand Victoria is strategically located in Elgin among the residential suburbs of Chicago, with nearby freeway access and direct train service from downtown Chicago. Grand Victoria is located approximately 20 miles and 40 miles, respectively, from its nearest competitors in Aurora, Illinois and Joliet, Illinois, and holds one of only nine riverboat gaming licenses currently granted state-wide. Recently passed legislation in Illinois would allow a casino in Rosemont, approximately 16 miles from Grand Victoria. This legislation is being challenged in court. Repeal of this legislation would also repeal dockside gaming. We manage the Grand Victoria, subject to the oversight of an executive committee which functions in a manner similar to a corporation's board of directors. Each joint venture partner is equally represented on the executive committee.

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

        Our Mandalay Mile provides us with a unique cross-marketing opportunity where we promote the restaurants, entertainment and other amenities located throughout the Mandalay Mile properties—Mandalay Bay, Luxor and Excalibur—to each other as well as to our other properties located outside the Mandalay Mile. In the cross-marketing of our properties, we utilize a variety of means including video screens, in-room brochures and displays located within each property and in the skyway and monorail systems that connect the Mandalay Mile properties.

        In November 2001, we unveiled One Club, our player affinity program that allows cash and complimentary awards to be accumulated and redeemed in realtime across multiple properties. Our properties in Las Vegas, Laughlin, and Reno, Nevada and Tunica County, Mississippi are currently linked through the One Club system, and we anticipate that the system will be companywide (excluding Silver Legacy, which will not be a participant in the system) by the end of fiscal 2003. We believe the One Club system will help us expand our customer database, enabling us to better target our marketing efforts. We also believe One Club encourages repeat visitation to our properties and further encourages customers to visit our other properties through the seamless use of their One Club card.

        Mandalay Bay.    Mandalay Bay, which opened March 2, 1999, contributed 22% of our revenues in the year ended January 31, 2002 (and 22% in each of the years ended January 31, 2001 and 2000, respectively). This property offers a level of entertainment and hotel accommodations which is designed to draw a higher-income customer than we had historically targeted. Designed with a South Seas theme, Mandalay Bay offers its guests internationally renowned restaurants which provide a wide variety of dining options. Mandalay Bay's entertainment attractions include an 11-acre lagoon with a surfing beach and a lazy river ride, Shark Reef at Mandalay Bay, a House of Blues, rumjungle, a 1,700-seat showroom and a 12,000-seat special events arena where brand-name entertainment and sporting events are offered. Additional features include a 125,000-square-foot convention facility and a 30,000-square-foot spa.

        We have commenced construction of a convention and meeting complex located adjacent to the existing Mandalay Bay Conference Center. The complex will include more than one million square feet of exhibit space. Upon completion of the project, Mandalay Bay will offer a total of almost two million gross square feet of conference and exhibit space. Following the events of September 11, construction on the facility was temporarily suspended. We resumed construction in the first quarter of fiscal 2003, with the facility currently expected to open in January 2003. The cost of the convention center, excluding land, preopening expenses and capitalized interest, is estimated to be $235 million. As of January 31, 2002, we had incurred costs of $61.6 million related to this project.

        The convention center complex will further enhance our ability to attract higher-income customers to and bolster room rates at both Mandalay Bay and Luxor, particularly during the slower midweek period.

        Luxor.    Luxor contributed 15% of our revenues in the year ended January 31, 2002 (and 16% and 17%, respectively, in the years ended January 31, 2001 and 2000). This property offers a level of entertainment and hotel accommodations which is designed to attract the top segment of the middle-income stratum of customers. Designed with an Egyptian theme and highly decorated rooms, Luxor's 30-story pyramid offers its guests a tri-level entertainment area, including an IMAX theater, dynamic motion rides, a popular nightclub and theatrical revues. This property also has 20,000 square feet of convention space, a 1,200-seat showroom featuring the unique, off-Broadway show "Blue Man Group," which opened in March 2000, and a spa.

        Excalibur.    Excalibur contributed 12% of our revenues in the year ended January 31, 2002 (and 12% and 14%, respectively, in the years ended January 31, 2001 and 2000). This property attracts customers by offering guest rooms, food and entertainment at medium prices. By way of entertainment, the medieval castle-themed Excalibur offers a medieval village, an amphitheater where mock tournaments and costume drama are presented, dynamic motion theaters, various artisans' booths and medieval games of skill.

        Circus Circus-Las Vegas and Circus Circus-Reno.    Circus Circus-Las Vegas and Circus Circus-Reno together contributed 15% of our revenues in the year ended January 31, 2002 (and 15% and 18%, respectively, in the years ended January 31, 2001 and 2000). Each of these properties has a popular buffet, attractive because of its variety, quality and low price. From a "Big Top" above the casino, each of these properties offers a variety of circus acts performed free of charge to the public on a daily basis. A mezzanine area overlooking each casino has a circus midway with carnival-style games and an arcade that offers a variety of amusements and electronic games. The Adventuredome, an enclosed and climate-controlled five-acre structure, offers additional theme park attractions at Circus Circus-Las Vegas.

        Colorado Belle and Edgewater.    The Colorado Belle and Edgewater together contributed 6% of our revenues in the year ended January 31, 2002 (and 7% and 8%, respectively, in the years ended January 31, 2001 and 2000). These properties offer quality rooms, food and entertainment at moderate prices. The Colorado Belle offers a classic Mississippi riverboat theme, complete with a 60-foot paddle wheel. The Edgewater's southwestern motif provides a relaxing atmosphere to enjoy that property's casino and other facilities. Connected by a scenic walkway, the two resorts form an inviting shoreline along the Colorado River.

        Gold Strike and Nevada Landing.    Gold Strike and Nevada Landing together contributed 3% of our revenues in the year ended January 31, 2002 (and 3% and 4%, respectively, in the years ended January 31, 2001 and 2000). These properties are located on opposite sides of I-15, the primary thoroughfare between Las Vegas and southern California, approximately 25 miles south of Las Vegas and 12 miles north of the California-Nevada border. The properties are conveniently located at the only highway interchange within 12 miles in either direction and are strategically positioned to attract visitors from the large number of people traveling to and from Las Vegas.

        Gold Strike-Tunica.    Gold Strike-Tunica contributed 5% of our revenues in the year ended January 31, 2002 (and 5% and 6%, respectively, in the years ended January 31, 2001 and 2000). Gold Strike-Tunica, our only wholly owned casino outside of Nevada, is part of an integrated three casino development (Casino Center) that provides patrons with the opportunity to visit any of the three casinos without driving, a unique experience in the Tunica County market.

        MotorCity Casino.    MotorCity Casino, which opened December 14, 1999, contributed 15% of our revenues in the year ended January 31, 2002 (and 13% and 2%, respectively, in the years ended January 31, 2001 and 2000). MotorCity Casino is a temporary casino facility and is one of only three licensees in Detroit, Michigan. Designed with a classic automobile theme, MotorCity Casino offers its guests four floors of gaming, dining and entertainment experiences.

        We maintain an active media advertising program through radio, television, billboards and printed publications primarily in Nevada, California and Arizona for our Nevada properties and in the Memphis area for our Gold Strike-Tunica property. In addition, we advertise on and allow patrons to make room reservations via the Internet, where we believe we are in the forefront of our competition. We also offer complimentary hotel accommodations, meals and drinks to selected customers. See also "Competition—Methods By Which We Compete."

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

	Year Ended January 31,
	2002		2001		2000
	(Dollars in thousands)
Revenues:(1)
Casino(2)	$1,201,707	48.8%	$1,221,595	48.9%	$925,499	45.7%
Rooms(3)	581,551	23.6%	611,352	24.5%	534,132	26.4%
Food and beverage(3)	410,276	16.7%	418,081	16.8%	346,647	17.1%
Other(3)	332,253	13.5%	299,753	12.0%	251,509	12.4%
Earnings of unconsolidated affiliates	113,287	4.6%	114,645	4.6%	98,627	4.9%

	2,639,074	107.2%	2,665,426	106.8%	2,156,414	106.5%
Less:
Complimentary allowances(3)	177,275	7.2%	169,642	6.8%	131,509	6.5%

Net revenues	$2,461,799	100.0%	$2,495,784	100.0%	$2,024,905	100.0%

(1)
Includes operations of Silver City to October 31, 1999, operations of Mandalay Bay from March 2, 1999 and MotorCity Casino from December 14, 1999.

(2)
Casino revenues are the net difference between the sums received as winnings and the sums paid as losses, less incentives provided to customers in the form of discounts and the value of points earned under our player club.

(3)
Rooms, Food and beverage and Other include the retail value of services which are provided to casino customers and others on a complimentary basis. Such amounts are then deducted as complimentary allowances to arrive at net revenue.

        We maintain stringent cost controls which historically have been exemplified by a general policy of offering minimal credit to gaming customers at our properties. Since its opening in March 1999, Mandalay Bay has extended credit to gaming customers on a selective basis in an effort to appeal to a broader segment of the gaming market. We had begun following this policy at Luxor during fiscal 1998. As a result, while our other properties continue to offer minimal credit, credit play now represents a more significant portion of the volume of table games play at Mandalay Bay and, to a lesser extent, at Luxor. See Note 2 of Notes to Consolidated Financial Statements in Item 8 of this report.

        We maintain strict controls over the issuance of credit and aggressively pursue collection of customer debts. These collection efforts are similar to those used by most large corporations, including the mailing of statements and delinquency notices, personal and other contacts, the use of outside collection agencies and civil litigation. Nevada gaming debts evidenced by written credit instruments are enforceable under the laws of Nevada. All other states are required to enforce a judgment on a gaming debt entered in Nevada pursuant to the Full Faith and Credit Clause of the United States Constitution. Gaming debts are not legally enforceable in some foreign countries, but the United States assets of foreign customers may be reached to satisfy judgments entered in the United States. While the portion of our accounts receivable that is owed by foreign customers is not currently material, to the extent we hold obligations of foreign customers, the collectibility of those debts may be affected by a number of factors, including changes in currency exchange rates and economic conditions in the customers' home countries.

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

        In connection with our gaming activities, we follow a policy of stringent controls and cross checks on the recording of all receipts and disbursements. The audit and cash controls we have developed and utilize include the following:

  •
  locked cash boxes;

  •
  independent counters;

  •
  checkers and observers to perform the daily cash and coin counts;

  •
  floor observation of the gaming areas;

  •
  closed-circuit television observation of certain areas;

  •
  computer tabulation of receipts and disbursements for each of our slot machines, tables and other games; and

  •
  the rapid analysis and resolution of discrepancies or deviations from normal performance.

Expansion Activities

        As in the past, we will continue to evaluate potential new investments as opportunities arise. New investments may involve the expansion of existing facilities or the development of new properties. Projects may be undertaken in Nevada, where all but one of our wholly owned operating properties are currently located, or in other jurisdictions within the United States or abroad where gaming has been legalized. Our new investments may be in properties that are wholly owned and operated by us, or may be in properties that are developed, owned and/or operated through joint ventures with one or more other parties.

        Mandalay Mile.    We are currently constructing a 1.8 million square-foot convention and meeting complex on our Mandalay Mile, which is the site of Mandalay Bay, our most recently completed resort, as well as our Luxor and Excalibur properties. The new facility will be located adjacent to the existing Mandalay Bay Conference Center. Upon completion of the new facility, which will include more than one million square feet of exhibit space, Mandalay Bay will offer a total of almost two million gross square feet of conference and exhibit space. Following the events of September 11, construction on the new facility was temporarily suspended. We have resumed construction, and the facility is currently expected to open in January 2003. The cost of the convention center, excluding land, preopening expenses and capitalized interest, is estimated to be $235 million. As of January 31, 2002, we had incurred costs of $61.6 million related to this project. At this time, we have not determined the timing, scope or design of any additional development on our Mandalay Mile.

        Detroit, Michigan.    For information concerning the planned construction of a hotel-casino in downtown Detroit, Michigan, see "Property Descriptions—Detroit, Michigan."

        Construction Risks.    Any major construction project that we, or any joint venture in which we own an interest, may undertake will involve many risks, including potential shortages of materials and labor, work stoppages, labor disputes, weather interference, unforeseen engineering, environmental or geological problems and unanticipated cost increases, any of which could give rise to delays or cost overruns. Construction, equipment or staffing requirements or problems or difficulties in obtaining any of the requisite licenses, permits, allocations or authorizations from regulatory authorities could increase the cost or delay the construction or opening of the facilities or otherwise affect the planned design and features. It is possible that any budget and construction plans developed for a project may be changed for competitive or other reasons. In addition, construction by our Detroit joint venture of a proposed hotel-casino in downtown Detroit, Michigan is dependent on the approval of the Detroit City Council to allow the permanent facility to be built on the temporary casino site or the acquisition of a permanent site at another location and the satisfactory resolution of pending litigation. See "Detroit Litigation" in Item 3 of this report. Accordingly, there can be no assurance as to the commencement or successful completion of any projects that we, or any joint venture in which we are a participant, may undertake, including the one contemplated by the Detroit joint venture.

Competition

General

        The hotel and casino industry is very competitive and the level of competition has increased as gaming has expanded dramatically in the United States in recent years. Forms of gaming include:

  •
  riverboats;

  •
  dockside gaming facilities;

  •
  Native American gaming ventures;

  •
  land-based casinos;

  •
  state-sponsored lotteries;

  •
  off-track wagering;

  •
  Internet gaming; and

  •
  card parlors.

        Since 1990, when there were casinos in only three states (excluding casinos on Native American lands), gaming has spread to a number of additional states. In addition, other states have considered, or may in the future consider, legalizing casino gaming in specific geographic areas within their states.

        Many Native American tribes throughout the United States, including tribes in California and Arizona, conduct casino gaming and other Native American tribes are either in the process of establishing or are considering establishing gaming at additional locations. On March 7, 2000, California voters approved Proposition 1A which amended the California constitution and legalized "Nevada-style" gaming on Native American reservations. The passage of this amendment has allowed the expansion of existing Native American gaming operations, as well as the opening of new Native American gaming facilities, in California. Additionally, numerous California tribes have announced that they intend to open gaming facilities. Most existing Native American gaming facilities in California are modest compared to the larger Las Vegas and Reno casinos. However, numerous Native American tribes have announced that they are in the process of developing or are considering establishing large-scale hotel and gaming facilities in California. We believe the operation of Native American casinos in California and Arizona has impacted our gaming operations in Nevada, particularly our properties in Reno, Laughlin and Jean. The competitive impact on Nevada gaming establishments, in general, and our operations, in particular, from the continued growth of gaming in jurisdictions outside Nevada cannot be determined at this time. We believe that the continued growth of casino gaming in markets close to Nevada, such as California and Arizona, and the expansion of the types of gaming permitted in California under Proposition 1A, could have an adverse impact on our operations and, depending on the nature, location and extent of those operations outside of Nevada, the impact could be material.

Methods By Which We and Our Joint Ventures Compete

        The principal methods by which we compete are through the quality of amenities at our properties, the value of the experience we offer our guests, the location of our resorts and our marketing programs.

        We, and the joint ventures in which we participate, compete within each of our markets by developing, owning and operating gaming resorts that we believe will be viewed by tourists as "must see" properties. In pursuing this competitive strategy, we and our joint ventures have developed properties that are distinctively themed and that we believe provide customers with a memorable experience. To enhance our competitive position at our properties, we also offer the respective entertainment options, dining venues and other attractions described above under the caption "Property Descriptions."

        The strategic locations of our resort properties in all of the markets in which we compete, particularly those properties which are interconnected along Mandalay Mile, are also a key competitive advantage. In Las Vegas, for example, our Mandalay Mile properties are located off the first major freeway exit coming from Southern California, in addition to being located only a short distance from the airport.

        We also compete by seeking to provide at each of our resorts a quality experience which represents an attractive value for our guests. While our properties compete with each other to some extent, in Las Vegas, where most of our larger properties are located, we compete as a company for all segments of the market by offering an array of properties ranging from Circus Circus-Las Vegas, which is directed to the more budget-minded guest, to Mandalay Bay, which is directed to the high-end of the market. With the opening of Mandalay Bay, which includes a Four Seasons hotel, we increased our commitment to providing additional amenities for our upscale clientele and expanded our target market to include premium clientele.

        In November 2001, we unveiled One Club, our player affinity program that allows cash and complimentary awards to be accumulated and redeemed in realtime across multiple properties. Our properties in Las Vegas, Laughlin, and Reno, Nevada and Tunica County, Mississippi are currently linked through the One Club system, and we anticipate that the system will be companywide (excluding Silver Legacy, which will not be a participant in the system) by the end of fiscal 2003. We believe the One Club system will help us expand our customer database, enabling us to better target our marketing efforts. We also believe One Club encourages repeat visitation to our properties and further encourages customers to visit our other properties through the seamless use of their One Club card.

Information About the Markets Where We Operate

        We believe Mandalay is one of the four largest hotel/casino operators in the U.S., in terms of revenues, room base and casino space.

        Set forth below is additional information concerning the competitive conditions in the markets where we and our joint ventures operate, as well as information concerning our position in those markets.

        Las Vegas, Nevada.    We are one of the three largest casino operators in Las Vegas, which together make up nearly two-thirds of this market. We are the second largest hotel operator in Las Vegas (with four of our resorts ranking among the five largest in Las Vegas) in terms of the number of guest rooms. Our Las Vegas operations, which are conducted from properties located along the Las Vegas Strip, compete with a large number of other hotel-casinos in the Las Vegas area. Currently there are over 25 hotel-casinos, including our own, that are located on or near the Las Vegas Strip. Our Las Vegas operations also compete with a dozen major hotel-casinos located in downtown Las Vegas, approximately five miles from the center of the Strip, and other hotel-casinos elsewhere in the Las Vegas area, including our own Railroad Pass in the suburb of Henderson. To a lesser extent, our Las Vegas properties also compete with casino and hotel properties in other parts of Nevada, including Laughlin, Reno and along I-15 (the principal highway between Las Vegas and southern California) near the California-Nevada state line. Our Las Vegas casinos also compete with Native American casinos in southern California (the principal source of business for Las Vegas casinos, including our own) and central Arizona and, to a lesser extent with casinos in other parts of the country.

        In recent years, casino and guest room capacity increased significantly in the Las Vegas market. During the period from October 1998 through August 2000, five major hotel-casino resorts, including our own Mandalay Bay, opened on the Las Vegas Strip. As a result of these openings, the number of guest rooms increased by approximately 15,000, including those at Mandalay Bay. During calendar 2001, the number of guest rooms in Las Vegas increased by approximately 2,300, or approximately 2%. Additional new hotel-casinos and expansion projects at existing Las Vegas properties have been proposed, and it is anticipated that others will be. The impact on our future operations of Las Vegas' increased hotel and casino capacity and any capacity subsequently opened in or around Las Vegas cannot be determined at this time, nor can we determine at this time the impact on our future operations in Las Vegas of any additional growth in Native American gaming, particularly in southern California and Arizona.

        The three resorts located on our Mandalay Mile, which is the site of our newest resort as well as our two largest ones, also compete with other Las Vegas properties by offering their guests the ability to experience three distinctively themed resorts that are conveniently connected by a monorail system as well as a climate-controlled skyway system with strategically positioned moving walkways.

        Our new convention center complex, described above under the caption "Property Descriptions—Mandalay Bay," will further enhance our ability to attract higher-income customers to and bolster room rates at both Mandalay Bay and Luxor, particularly during the slower mid-week period.

        Reno, Nevada.    Circus Circus-Reno, our only wholly owned resort in Reno, competes principally with eight other hotel-casinos that, like Circus Circus-Reno, each generates at least $36 million in annual gaming revenues, including Silver Legacy, a hotel-casino complex with 1,711 guest rooms, which is 50% owned by one of our wholly owned subsidiaries. Circus Circus-Reno and Silver Legacy have almost 3,300 rooms combined, or over 20% of the total rooms base in Reno. Circus Circus-Reno and Silver Legacy also compete with numerous other smaller casinos in the greater Reno area and, to a lesser extent, with casinos and hotels in Lake Tahoe and other parts of Nevada and Native American casinos in northern California and the Northwest. The Reno market has begun to encounter increased competition from Native American casinos in northern California. Following the approval of Proposition 1A, these Native American casinos began adding more and newer (i.e., more competitive) slot machines, which has had a negative impact on our Reno area properties, and numerous Native American tribes are at various stages of planning new or further expanded facilities and some have announced that they are in the process of developing or are considering establishing large-scale hotel and gaming facilities in northern California.

        Laughlin, Nevada.    In Laughlin, the Colorado Belle and the Edgewater, which together accounted for approximately 25% of the rooms in Laughlin as of January 31, 2002, compete with eight other Laughlin casinos. The Colorado Belle and Edgewater have approximately 108,000 square feet of casino space combined, over 20% of the total in Laughlin. They also compete with the hotel-casinos in Las Vegas and those on I-15 (the principal highway between Las Vegas and southern California) near the California-Nevada state line, as well as a growing number of Native American casinos in Laughlin's regional market. The expansion of hotel and casino capacity in Las Vegas in recent years and the growth of Native American casinos in central Arizona and southern California have had a negative impact on Colorado Belle and Edgewater, by drawing visitors from the Laughlin market. This has, in turn, resulted in increased competition among Laughlin properties for a reduced number of visitors which contributes to generally lower revenues and profit margins at Colorado Belle and Edgewater.

        Jean, Nevada.    Our Jean, Nevada properties, Gold Strike and Nevada Landing, are located on I-15 (the principal highway between Las Vegas and southern California), approximately 25 miles south of Las Vegas and 12 miles north of the California-Nevada border, where their nearest competitor is located. These properties attract their customers almost entirely from the people traveling between Las Vegas and southern California. Accordingly, these properties compete with the large concentration of hotel, casino and other entertainment options available in Las Vegas as well as three hotel-casinos located at the California-Nevada border. They also compete with the growing number of Native American casinos in southern California which has had a negative impact on their operations. As a result of the downturn in operating results, we recognized an impairment loss in the current fiscal year. See Note 1 of Notes to Consolidating Financial Statements in Item 8 of this report. At this time, we cannot determine the impact of the continued growth of Native American gaming in southern California on our operations at the Jean properties, although we believe these properties will continue to encounter increasing competition as a result of such growth.

        Tunica County, Mississippi.    Gold Strike-Tunica competes with nine other casinos in Tunica County, Mississippi, including a hotel-casino which is closer to Memphis, the largest city in Tunica County's principal market, than any of the other facilities currently in operation in Tunica County. Gold Strike-Tunica's hotel tower provides this property with the second largest number of guest rooms in the Tunica County market. We believe the slow economy has had a more pronounced effect on this region, creating heightened competition for business.

        Elgin, Illinois.    Grand Victoria is a 50% owned Victorian themed riverboat casino and land-based entertainment complex in Elgin, Illinois, a suburb approximately 40 miles northwest of downtown Chicago. Grand Victoria holds one of only nine riverboat gaming licenses currently granted in Illinois, and produces the highest casino revenues of any riverboat in that market (based on results for calendar 2001). It is located approximately 20 miles and 40 miles, respectively, from its nearest competitors in Aurora, Illinois and Joliet, Illinois. Recently passed legislation in Illinois would allow a casino in Rosemont, approximately 16 miles from Grand Victoria. This legislation is being challenged in court. Repeal of this legislation would also repeal dockside gaming.

        Detroit, Michigan.    MotorCity Casino, a 53.5% owned temporary casino in Detroit, Michigan, is one of three licensed casinos in Detroit. In addition to the other two Detroit casinos, MotorCity Casino competes with a government-owned casino and a racetrack which has an estimated 2,000 slot machines, each of which is located in Windsor, Ontario, directly across the Detroit River from Detroit. A number of Native American casinos are currently operating in central and northern Michigan, but the nearest of these casinos is approximately 150 miles from Detroit.

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

  •
  the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity;

  •
  the establishment and maintenance of responsible accounting practices and procedures;

  •
  the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities;

  •
  the prevention of cheating and fraudulent practices; and

  •
  providing a source of state and local revenues through taxation and licensing fees.

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

  •
  the election of a majority of the members of Mandalay's board of directors;

  •
  any change in Mandalay's corporate charter, bylaws, management, policies or operations, or any of its gaming affiliates; or

  •
  any other action which the Nevada Gaming Commission finds to be inconsistent with holding Mandalay's voting securities for investment purposes only.

        Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

  •
  voting on all matters voted on by stockholders;

  •
  making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and

  •
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

  •
  pays that person any dividend or interest upon any of Mandalay's voting securities;

  •
  allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person;

  •
  pays remuneration in any form to that person for services rendered or otherwise; or

  •
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

  •
  pays to the unsuitable person any dividend, interest or any distribution whatsoever;

  •
  recognizes any voting right by the unsuitable person in connection with the securities;

  •
  pays the unsuitable person remuneration in any form; or

  •
  makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

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

        A person must obtain prior approval of the Nevada Gaming Commission with respect to a change in control in Mandalay through:

  •
  merger;

  •
  consolidation;

  •
  stock or asset acquisitions;

  •
  management or consulting agreements; or

  •
  any act or conduct by a person whereby the person obtains control of Mandalay.

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

        The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licenses, and registered publicly-traded corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Gaming Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to:

  •
  assure the financial stability of corporate gaming operators and their affiliates;

  •
  preserve the beneficial aspects of conducting business in the corporate form; and

  •
  promote a neutral environment for the orderly governance of corporate affairs.

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

        License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the licensed subsidiaries respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either:

  •
  a percentage of the gross revenues received;

  •
  the number of gaming devices operated; or

  •
  the number of table games operated.

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

  •
  knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation;

  •
  fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations;

  •
  engages in activities or enters into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees; or

  •
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

  •
  prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity;

  •
  establish and maintain responsible accounting practices and procedures;

  •
  maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and safeguarding of assets and revenues, providing reliable record keeping and making periodic reports to the Mississippi Gaming Commission;

  •
  prevent cheating and fraudulent practices;

  •
  provide a source of state and local revenues through taxation and licensing fees; and

  •
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

        The Mississippi Gaming Control Act provides for legalized dockside gaming at the discretion of the 14 counties that either border the Gulf Coast or the Mississippi River, but only if the voters in these counties have not voted to prohibit gaming in that county. As of April 1, 2002, dockside gaming was permissible in nine of the 14 eligible counties in the state and gaming operations had commenced in Adams, Coahoma, Hancock, Harrison, Tunica, Warren and Washington counties. Under Mississippi law, gaming vessels must be located on the Mississippi River or on navigable waters in eligible counties along the Mississippi River, or in the waters of the State of Mississippi lying south of the state in eligible counties along the Mississippi Gulf Coast. The law permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space which may be utilized for gaming. There are no limitations on the number of gaming licenses which may be issued in Mississippi. The legal age for gaming in Mississippi is 21.

        Mandalay and its Mississippi licensee subsidiary CCMI are subject to the licensing and regulatory control of the Mississippi Gaming Commission. Mandalay is registered under the Mississippi Gaming Control Act as a publicly-traded corporation of CCMI and is required to periodically submit detailed financial, operating and other reports to the Mississippi Gaming Commission and furnish any other information which the Mississippi Gaming Commission may require. If we are unable to satisfy the registration requirements of the Mississippi Gaming Control Act, Mandalay and CCMI cannot own or operate gaming facilities in Mississippi. CCMI also is required to periodically submit detailed financial, operating and other reports to the Mississippi Gaming Commission and the Mississippi State Tax Commission and to furnish any other information required thereby.

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

        At any time, the Mississippi Gaming Commission has the power to investigate and require a finding of suitability of any of Mandalay's record or beneficial stockholders, regardless of the percentage of ownership. Mississippi law requires any person who acquires more than 5% of the common stock of a publicly-traded corporation registered with the Mississippi Gaming Commission to report the acquisition to the Mississippi Gaming Commission, and that person may be required to be found suitable. Also, any person who becomes a beneficial owner of more than 10% of the common stock of such a company, as reported to the Mississippi Gaming Commission, must apply for a finding of suitability by the Mississippi Gaming Commission and must pay the costs and fees that the Mississippi Gaming Commission incurs in conducting the investigation. The Mississippi Gaming Commission has generally exercised its discretion to require a finding of suitability of any beneficial owner of more than 5% of a registered public or private company's common stock. However, the Mississippi Gaming Commission has adopted a policy that may permit institutional investors to own beneficially up to 15% of a registered public or private company's common stock without a finding of suitability.

        Under certain circumstances, an "institutional investor," as defined by the Mississippi Gaming Commission's Policy on Findings of Suitability of Institutional Shareholders (adopted January 20, 2000 and amended June 21, 2001), which acquires more than 10% but not more than 15% of a registered public or private company's voting securities, may apply to the Executive Director of the Mississippi Gaming Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the registered public or private company, any change in the registered public or private company's corporate charter, bylaws, management, policies or operations of the registered public or private company or any of its gaming affiliates, or any other action which the Mississippi Gaming Commission finds to be inconsistent with holding the registered public or private company's voting securities for investment purposes only. Activities that are not deemed to be inconsistent with holding voting securities for investment purposes only include:

  •
  voting, directly or indirectly through the delivery of a proxy furnished by the board of directors, on all matters voted upon by the holders of such voting securities;

  •
  serving as a member of any committee of creditors or security holders;

  •
  nominating any candidate for election or appointment to the board of directors in connection with a debt restructuring;

  •
  accepting appointment or election (or having a representative accept appointment or election) as a member of the board of directors in connection with a debt restructuring and serving in that capacity until the conclusion of the member's term;

  •
  making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and

  •
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

        Mandalay may be required to disclose to the Mississippi Gaming Commission upon request the identities of the holders of any debt or other securities. In addition, under the Mississippi Gaming Control Act the Mississippi Gaming Commission may, in its discretion:

  •
  require holders of debt securities of registered corporations to file applications;

  •
  investigate the holders; and

  •
  require the holders to be found suitable to own the debt securities.

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

  •
  pays the unsuitable person any dividend, interest or other distribution whatsoever;

  •
  recognizes the exercise, directly or indirectly, of any voting rights conferred through such securities held by the unsuitable person;

  •
  pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in limited and specific circumstances;

  •
  makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction; or

  •
  fails to pursue all lawful efforts to require the unsuitable person to divest himself of the securities, including, if necessary, the immediate purchase of the securities for cash at a fair market value.

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

        Substantially all loans, leases, sales of securities and similar financing transactions by a licensed gaming subsidiary must be reported to or approved by the Mississippi Gaming Commission. A licensed gaming subsidiary may not make a public offering of its securities, but may pledge or mortgage casino facilities if it obtains the prior approval of the Mississippi Gaming Commission. Mandalay may not make a public offering of its securities without the prior approval of the Mississippi Gaming Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi or to retire or extend obligations incurred for those purposes. The approval, if given, does not constitute a recommendation or approval of the accuracy or adequacy of the prospectus or the investment merits of the securities subject to the offering. On February 18, 2002, the Mississippi Gaming Commission granted Mandalay a waiver of the prior approval requirement for its securities offerings for a period of two years, subject to certain conditions. The waiver may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Executive Director of the Mississippi Gaming Commission.

        Under the regulations of the Mississippi Gaming Commission, CCMI may not guarantee a security issued by Mandalay pursuant to a public offering, or pledge its assets to secure payment or performance of the obligations evidenced by the security issued by Mandalay, without the prior approval of the Mississippi Gaming Commission. Similarly, Mandalay may not pledge the stock or other ownership interests of CCMI, nor may the pledgee of these ownership interests foreclose on the pledge, without the prior approval of the Mississippi Gaming Commission. Moreover, restrictions on the transfer of an equity security issued by CCMI and agreements not to encumber such securities granted by Mandalay are ineffective without the prior approval of the Mississippi Gaming Commission. The waiver of the prior approval requirement for Mandalay's securities offerings received from the Mississippi Gaming Commission on February 18, 2002 includes a waiver of the prior approval requirement for such guarantees, pledges and restrictions of CCMI, subject to certain conditions.

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

        The Mississippi Legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and other corporate defense tactics that affect corporate gaming licensees in Mississippi and corporations whose stock is publicly-traded that are affiliated with those licensees, may be injurious to stable and productive corporate gaming. The Mississippi Gaming Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Mississippi's gaming industry and to further Mississippi's policy to:

  •
  assure the financial stability of corporate gaming operators and their affiliates;

  •
  preserve the beneficial aspects of conducting business in the corporate form; and

  •
  promote a neutral environment for the orderly governance of corporate affairs.

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

        Neither Mandalay nor CCMI may engage in gaming activities in Mississippi while Mandalay, CCMI and/or persons found suitable to be associated with the gaming license of CCMI conduct gaming operations outside of Mississippi without approval of the Mississippi Gaming Commission. The Mississippi Gaming Commission may require means for it to have access to information concerning Mandalay's and Mandalay's affiliates' out-of-state gaming operations. Mandalay received waivers of foreign gaming approval from the Mississippi Gaming Commission for the conduct of gaming operations in Nevada, Indiana, Louisiana, Illinois, New Jersey, Michigan and Ontario, Canada, and may be required to obtain the approval or a waiver of such approval from the Mississippi Gaming Commission before engaging in any additional future gaming operations outside of Mississippi.

        If the Mississippi Gaming Commission decides that a licensed gaming subsidiary violated a gaming law or regulation, the Mississippi Gaming Commission could limit, condition, suspend or revoke the license of the subsidiary. In addition, we, the licensed subsidiary and the persons involved could be subject to substantial fines for each separate violation. A violation under any of Mandalay's other operating subsidiaries' gaming licenses may be deemed a violation of CCMI's gaming license. Because of a violation, the Mississippi Gaming Commission could attempt to appoint a supervisor to operate the casino facilities. Limitation, conditioning or suspension of CCMI's gaming license or Mandalay's registration as a publicly-traded corporation of CCMI, or the appointment of a supervisor could, and revocation of any gaming license or registration would, materially adversely affect Mandalay's Mississippi gaming operations.

        A licensed gaming subsidiary must pay license fees and taxes, computed in various ways depending on the type of gaming involved, to the State of Mississippi and to the county or city in which the licensed gaming subsidiary conducts operations. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon:

  •
  a percentage of the gross gaming revenues received by the casino operation;

  •
  the number of slot machines operated by the casino; and

  •
  the number of table games operated by the casino.

        The license fee payable to the State of Mississippi is based upon "gaming receipts," generally defined as gross receipts less payouts to customers as winnings, and equals:

  •
  4% of gaming receipts of $50,000 or less per month;

  •
  6% of gaming receipts over $50,000 and less than $134,000 per month; and

  •
  8% of gaming receipts over $134,000 per month.

        These license fees are allowed as a credit against our Mississippi income tax liability for the year paid. The gross revenue fee imposed by the Mississippi cities and counties in which casino operations are located is in addition to the fees payable to the State of Mississippi and equals approximately 4% of the gaming receipts.

        The Mississippi Gaming Commission adopted a regulation in 1994 requiring as a condition of licensure or license renewal that a gaming establishment's plan include a 500-car parking facility in close proximity to the casino complex and infrastructure facilities which will amount to at least 25% of the casino cost. Infrastructure facilities are defined in the regulation to include a hotel with at least 250 rooms, theme park, golf course and other similar facilities. With the opening of its resort hotel and other amenities in 1998, CCMI is in compliance with this requirement. On January 21, 1999, the Mississippi Gaming Commission adopted an amendment to this regulation which increased the infrastructure requirement to 100% from the existing 25%; however, the regulation grandfathers existing licensees and applies only to new casino projects and casinos that are not operating at the time of acquisition or purchase, and would therefore not apply to CCMI.

        Both the local jurisdiction and the Alcoholic Beverage Control Division of the Mississippi State Tax Commission license, control and regulate the sale of alcoholic beverages by CCMI. The Gold Strike Casino Resort owned and operated by CCMI is in an area designated as a special resort area, which allows casinos located therein to serve alcoholic beverages on a 24-hour basis. The Alcoholic Beverage Control Division requires that the key officers and managers of Mandalay and CCMI and all owners of more than 5% of CCMI's equity submit detailed personal, and in some instances, financial information to the Alcoholic Beverage Control Division and be investigated and licensed. All such licenses are non-transferable. The Alcoholic Beverage Control Division must approve changes in key positions. The Alcohol Beverage Control Division has the full power to limit, condition, suspend or revoke any license for the service of alcoholic beverages or to place a licensee on probation with or without conditions. Any disciplinary action could, and revocation would, have a material adverse affect upon the casino's operations.

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

        The constitutionality of the amended Illinois Act was challenged. The lawsuit was dismissed because the court determined that the plaintiff lacked standing to challenge the amended act. The Plaintiff has appealed this decision. Because there is no assurance that the circuit court decision will be affirmed on appeal. If there is on-going litigation, there is no assurance that the amended Illinois Act will be upheld as constitutional. If the amended Illinois Act is deemed unconstitutional, all of the new provisions would no longer be in effect. Specifically, in that situation, riverboats would have to return to cruising in order to conduct gaming.

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

  •
  electronic gaming devices positions will be determined as 90% of the total number of devices available for play;

  •
  craps tables will be counted as having ten gaming positions; and

  •
  games utilizing live gaming devices, except for craps, will be counted as having five gaming positions.

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

  •
  substantially impede or suppress competition among holders of owner's licenses;

  •
  adversely impact the economic stability of the riverboat casino industry in Illinois; or

  •
  negatively impact the purposes of the Illinois Act, including tourism, economic development, benefits to local communities and state and local revenues.

        The Illinois Board will consider the following criteria in determining whether the approval of the issuance, transfer or holding of a license will create undue economic concentration:

  •
  percentage share of the market presently owned or controlled by the person or entity;

  •
  estimated increase in the market share if the person or entity is approved to hold the owner's license;

  •
  relative position of other persons or entities that own or control owner's licenses in Illinois;

  •
  current and projected financial condition of the riverboat gaming industry;

  •
  current market conditions, including proximity and level of competition, consumer demand, market concentration and any other relevant characteristics of the market;

  •
  whether the license to be approved has separate organizational structures or other independent obligations;

  •
  potential impact on the projected future growth and development of the riverboat gambling industry, the local communities in which licenses are located and the State of Illinois;

  •
  barriers to entry into the riverboat gambling industry and if the approval of the license will operate as a barrier to new companies and individuals desiring to enter the market;

  •
  whether the approval of the license is likely to result in enhancing the quality and customer appeal of products and services offered by riverboat casinos in order to maintain or increase their respective market shares;

  •
  whether a restriction on the approval of the additional license is necessary in order to encourage and preserve competition in casino operations; and

  •
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

  •
  15% of adjusted gross receipts up to and including $25,000,000;

  •
  20% of adjusted gross receipts in excess of $25,000,000 but not exceeding $50,000,000;

  •
  25% of adjusted gross receipts in excess of $50,000,000 but not exceeding $75,000,000;

  •
  30% of adjusted gross receipts in excess of $75,000,000 but not exceeding $100,000,000; and

  •
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

        If the Illinois Board has suspended, revoked or refused to renew the license of an owner or if a riverboat gambling operation is closing and the owner is voluntarily surrendering its owner's license, the Illinois Board may petition the local circuit court in which the riverboat is situated for appointment of a receiver. The circuit court shall have sole jurisdiction over any and all issues pertaining to the appointment of a receiver. The Illinois Board shall specify the specific powers, duties and limitations for the receiver, including but not limited to the authority to:

  •
  hire, fire, promote and discipline personnel and retain outside employees or consultants;

  •
  take possession of any and all property, including but not limited to its books, records, papers;

  •
  preserve and/or dispose of any and all property;

  •
  continue and direct the gaming operations under the monitoring of the Board;

  •
  discontinue and dissolve the operation;

  •
  enter into and cancel contracts;

  •
  borrow money and pledge, mortgage or otherwise encumber the property;

  •
  pay all secured and unsecured obligations;

  •
  institute or define actions by or on behalf of the holder of an Owner's license; and

  •
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

        The receiver shall function as an independent contractor, subject to the direction of the court. However, the receiver shall also provide to the Illinois Board regular reports and provide any information deemed necessary for the Illinois Board to ascertain the receiver's compliance with all applicable rules and laws. From time to time, the Illinois Board may, at its sole discretion, report to the court on the receiver's level of compliance and any other information deemed appropriate for disclosure to the court. The term and compensation of the receiver shall be set by the court. The receiver shall provide to the court and the Illinois Board at least 30 days written notice of any intent to withdraw from the appointment or to seek modification of the appointment. Except as otherwise provided by action to the Illinois Board the gaming operation shall be deemed a licensed operation subject to all rules of the Illinois Board during the tenure of any receivership

        The Illinois Board requires that a "Key Person" of an owner licensee submit a Personal Disclosure or Business Entity Form and be investigated and approved by the Illinois Board. The Illinois Board shall certify for each applicant for or holder of an owner's license each position, individual or Business Entity that is to be approved by the Board and maintain suitability as a Key Person.

        With respect to an applicant for or the holder of an owner's license, a Key Person shall include:

  •
  any Business Entity and any individual with an ownership interest or voting rights of more than 5% in the licensee or applicant and the trustee of any trust holding such ownership interest or voting rights;

  •
  the directors of the licensee or applicant and its chief executive officer, president and chief operating officer or their functional equivalents; and

  •
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

  •
  the name and percentage of ownership interest of each individual or Business Entity with ownership of more than 5% of the voting shares of the entity, to the extent this information is known or contained in Schedule 13D or 13G SEC filings;

  •
  to the extent known, the names and percentage of interest of ownership of persons who are relatives of one another and who together (as individuals or through trusts) exercise control over or own more than 10% of the voting shares of the entity; and

  •
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

        Applicants for and holders of an owner's license are required to obtain formal approval from the Illinois Board for changes in the following areas:

  •
  Key Persons;

  •
  type of entity;

  •
  equity and debt capitalization of the entity;

  •
  investors and/or debt holders;

  •
  source of funds;

  •
  applicant's economic development plan;

  •
  riverboat capacity or significant design change;

  •
  gaming positions;

  •
  anticipated economic impact; or

  •
  agreements, oral or written, relating to the acquisition or disposition of property (real or personal) of a value greater than $1 million.

        A holder of an owner's license is allowed to make distributions to its stockholders only to the extent that the distribution would not impair the financial viability of the gaming operation. Factors to be considered by the licensee will include but not be limited to the following:

  •
  cash flow, casino cash and working capital requirements;

  •
  debt service requirements, obligations and covenants associated with financial instruments;

  •
  requirements for repairs and maintenance and capital improvements;

  •
  employment or economic development requirements of the Act; and

  •
  a licensee's financial projections.

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

        The qualification standards established by the Michigan Act and Rules are very comprehensive. A burden of proof by "clear and convincing evidence" is placed upon the applicant. The focus of these standards is suitability as to:

  •
  character;

  •
  reputation;

  •
  integrity;

  •
  business probity;

  •
  experience;

  •
  ability;

  •
  financial ability and responsibility; and

  •
  any other criteria considered appropriate by the Michigan Board.

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

        The Michigan Board is composed of five persons. It has the authority to:

  •
  enforce the provisions of the Michigan Act;

  •
  license casinos in accordance with the provisions of the Michigan Act; and

  •
  regulate all aspects of the operation of casinos licensed by the Michigan Board.

        The Michigan Board's jurisdiction extends to every person and business entity involved in casino gaming operations governed by the Michigan Act and Rules. The Michigan Act and Rules strictly regulate all aspects of the ownership and operation of casinos licensed under the Michigan Act. This includes regulation of:

  •
  all related buildings, facilities, bars, restaurants, hotels, cocktail lounges, retail establishments, arenas and rooms functionally or physically connected to the casino; and

  •
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

  •
  officers, directors, trustees, partners and proprietors of a casino licensee or an affiliate or holding company of a casino licensee that has control of a casino licensee;

  •
  a person that holds a combined direct, indirect or attributed debt or equity interest of more than 5% in a person that holds a casino license;

  •
  a person that holds a combined direct, indirect or attributed equity interest of more than 5% in a person that holds a casino license;

  •
  a managerial employee of an affiliate or holding company that has control of a person that holds a casino license; and

  •
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

  •
  owns or acquires beneficial ownership of 10% or more of debt securities of a casino licensee's affiliate or affiliated company which are related in any way to the financing of the casino licensee; or

  •
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

  •
  the debt securities do not represent more than 20% of the outstanding debt of the casino licensee's affiliate or affiliated company; or

  •
  the debt securities represent not more than 50% of any issue of the outstanding debt of the casino licensee's affiliate or affiliated company; and

  •
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

        Formal notice of certain events must be given to and approval obtained from the Michigan Board by the casino licensee or applicant and any of their affiliates or holding companies whenever any of the following events occur:

  •
  a change of a Key Person;

  •
  a change in entity;

  •
  a change in equity or debt capitalization of the entity;

  •
  a change in investors subject to the Michigan Act and Michigan Rules;

  •
  a change in debt holders subject to the Michigan Act and Michigan Rules;

  •
  a change in source of funds; or

  •
  related party transactions exceeding $250,000 in a 12-month period.

        The Michigan Act declares that a person or entity that is required to meet the Michigan Act's suitability standards will not be eligible if any of the following circumstances exist:

  •
  the applicant has been convicted of a felony anywhere in the United States;

  •
  the applicant has been convicted of a misdemeanor involving gambling, theft, fraud or dishonesty or convicted of violation of a local ordinance involving gambling, theft, fraud or dishonesty that substantially corresponds to a misdemeanor;

  •
  the applicant has submitted an application that contains false information;

  •
  the applicant or affiliate owns more than a 10% ownership interest in any entity holding a casino license issued under the Michigan Act;

  •
  the applicant holds any elective office in the United States (with certain minor exceptions), is an employee of any gaming regulatory body in the United States or is employed by a governmental unit of the State of Michigan;

  •
  the Michigan Board concludes that the applicant lacks the requisite suitability as to integrity, moral character and reputation, personal and business probity, financial ability and experience, responsibility or means to develop, construct, operate or maintain the casino; or

  •
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

  •
  any person or entity that holds at least a 1% interest in the casino licensee or Casino Enterprise;

  •
  any person who is an officer or managerial employee of the casino licensee or Casino Enterprise;

  •
  any person who is an officer of the person who holds at least a 1% interest in the casino licensee or Casino Enterprise; and

  •
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

        As required under the Michigan Act, MotorCity Casino has a Development Agreement with the City of Detroit, which is currently in effect. Over the course of our negotiations with the City regarding a permanent facility, which are currently ongoing, the term of the Development Agreement has been extended by a series of amendments, most recently from April 30, 2002 to June 15, 2002.

        MotorCity Casino has constructed a temporary casino in accordance with the terms of the Development Agreement. This temporary casino opened on December 14, 1999. Under a plan agreed to by the City of Detroit development authorities but not yet approved by the Detroit City Council, we would expand our temporary facility into a permanent facility by adding hotel rooms, expanding our gaming areas, adding additional restaurants, retail space, convention space and other amenities. There can be no assurance that the Detroit City Council will approve the proposed plan, in which event the existing agreement to build a permanent casino at a different location would remain in effect.

        The Development Agreement entered into between the City of Detroit and Detroit Entertainment, L.L.C. has numerous terms and conditions relating to the following:

  •
  the construction of the temporary and permanent casino;

  •
  the employment of Detroit residents, minorities and women to staff the operation of the temporary and permanent casinos; and

  •
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

  •
  a person who holds at least a 1% interest in a casino licensee or a Casino Enterprise;

  •
  a person who is a partner, officer or key or managerial employee of the casino licensee or Casino Enterprise; and

  •
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

        The Casino Interest Registration Form may be obtained from the Michigan Secretary of State in Lansing, Michigan.

        The Michigan Act and Rules establish extensive requirements and procedures relating to all of the following:

  •
  operation of casino games;

  •
  ownership records;

  •
  reporting of transactions;

  •
  handling of money;

  •
  extending credit;

  •
  accounting and auditing;

  •
  internal control systems; and

  •
  compliance reporting.

        The Michigan Act and Rules do not limit the maximum bet or per person loss. No person under the age of 21 years is permitted to wager in a casino licensed under the Michigan Act. MotorCity Casino may operate 24 hours a day, 7 days a week. MotorCity Casino is subject to regulation by the Michigan Liquor Control Commission. The Michigan Act subjects MotorCity Casino to five forms of gaming taxes and fees:

  •
  a nonrefundable license application fee of $50,000;

  •
  a $25,000 casino license fee, which is payable annually;

  •
  a wagering tax equal to 18% of adjusted gross receipts;

  •
  an annual municipal services fee in an amount equal to the greater of 1.25% of adjusted gross receipts or $4,000,000; and

  •
  the payment of all regulatory and enforcement costs, including compulsive gaming programs, casino related programs and activities, casino related services provided by the Michigan Attorney General and casino related expenses of the Michigan State Police up to a combined total annual maximum charge of $25,000,000 in the first year of casino operations for all casinos licensed under the Michigan Act. This maximum amount is adjusted annually by the Detroit Consumer Price Index.

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

        The holder of a casino license issued under the Michigan Act is subject to a variety of penalties for violation of the Michigan Act or Rules. The penalties include, but are not necessarily limited to, the following:

  •
  monetary fines;

  •
  suspension of the casino license;

  •
  revocation of the casino license;

  •
  civil penalties of up to $10,000 or the amount of daily gross receipts derived from wagering on gaming on the day of the violation, whichever is greater;

  •
  criminal penalties;

  •
  seizure and/or destruction of gaming equipment;

  •
  seizure and/or sale of gaming operations;

  •
  imposition of a conservatorship; and

  •
  imposition of restrictions or conditions on gaming operations by the Michigan Board.

        The Michigan Board is required to comply with the Michigan Act, the Michigan Rules, the Michigan Administrative Procedures Act and other applicable laws and regulations. The Michigan Board may suspend a casino operator's license, without notice or hearing, upon a determination that:

  •
  the safety or health of patrons or employees would be threatened by the continued operation of the casino; or

  •
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

        Various lawsuits have been filed in the state and federal courts challenging the constitutionality of the Detroit Casino Development Competitive Selection Process Ordinance and the Michigan Gaming Control and Revenue Act, and seeking to appeal the issuance of a certificate of suitability and casino license to MotorCity Casino. See "Detroit Litigation" in Item 3 of this report.

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

        Litigation challenging the condemnation of real property by the City of Detroit for the permanent casino construction site near the Detroit Riverfront has been initiated. As a result of this litigation, 47 pending land condemnations initiated by the City of Detroit have been dismissed. The litigation surrounding the condemnation of land near the Detroit Riverfront for use in construction of the permanent casinos in the City of Detroit could substantially delay the construction of the permanent casino by Detroit Entertainment, L.L.C. The Mayor of Detroit has entered into negotiations with the three casino licensees, including MotorCity Casino, regarding placement of the permanent casinos. The Mayor of Detroit has proposed that MotorCity Casino be permitted to develop its permanent casino at or near the site of MotorCity Casino's temporary casino. This proposal must be approved by the Detroit City Council. No assurance can be given regarding what action, if any, the Detroit City Council will take regarding the Mayor of Detroit's proposal. In addition, no assurance can be given regarding the location of the permanent casino, the final cost for construction of the permanent casino or when, or whether, the permanent casino will be constructed.

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

Other Laws and Regulations

        Each of the casino hotels and the riverboat and dockside casinos described in this report is subject to extensive state and local regulations and, on a periodic basis, must obtain various other licenses and permits, including those required to sell alcoholic beverages. We believe that we and the joint ventures in which we participate have obtained all required licenses and permits and that our businesses and those of our joint ventures are conducted in substantial compliance with applicable laws.

The National Gambling Impact Study Commission's Recommendations

        On April 28, 1999, the National Gambling Impact Study Commission established by the United States Congress to conduct a comprehensive study of the social and economic impact of gaming in the United States voted to recommend that the expansion of gambling be curtailed. In June 1999, the National Commission issued a final report of its findings and conclusions, together with recommendations for legislative and administrative actions, including a recommendation to restrict legal gaming to those at least 21 years of age. Any additional regulation of the gaming industry which may result from the National Commission's report may have an adverse affect on the gaming industry, including Mandalay.

Internal Revenue Service Regulations

        The Internal Revenue Service requires operators of casinos located in the United States to file information returns for U.S. citizens, including names and addresses of winners, for keno, bingo and slot machine winnings in excess of stipulated amounts. The Internal Revenue Service also requires operators to withhold taxes on some keno, bingo and slot machine winnings of nonresident aliens. We are unable to predict the extent, to which these requirements, if extended, might impede or otherwise adversely affect operations of, and/or income from, the other games.

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

Employees and Labor Relations

        At January 31, 2002, we and the joint ventures in which we participate employed approximately 33,300 persons. As of January 31, 2002, approximately 42% of these employees were employed pursuant to the terms of collective bargaining agreements. The agreement with the Hotel Employees and Restaurant Employees International Union covering approximately 10,000 of our employees at our six Las Vegas Strip properties expires May 31, 2002, and a new agreement is currently being negotiated. The union's collective bargaining agreements with other major Las Vegas operators also expire May 31, 2002. The union has indicated that it is currently planning a strike authorization vote on May 15, 2002 that would authorize its negotiating committee to call a strike after the current contract expires (if the parties are not successful negotiating a new contract) without requiring a second vote by union members. There can be no assurances as to our ability to successfully negotiate a new contract to avoid a work stoppage. The last work stoppage experienced at any property we own or at any property owned by any joint venture in which we participate was an industry-wide strike in 1975. The contracts with our other major unions have remaining terms ranging from one to four years.

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

Factors that May Affect Our Future Results

        (Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

        Certain information included in this report and other materials filed or to be filed by Mandalay with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us, including our 2002 Annual Report to Stockholders) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts. We have based these forward-looking statements on our current expectations about future events. These forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including:

  •
  statements relating to our business strategy;

  •
  our current and future development plans; and

  •
  statements that include the words "may," "could," "should," "would," "believe," "expect," "anticipate," "estimate," "intend," "plan" or similar expressions.

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

        Any or all of the forward-looking statements in this report, in Mandalay's Annual Report to Stockholders for fiscal 2002 and in any other public statements we make may turn out to be wrong. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this report, such as government regulation and the competitive environment, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements.

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

  •
  As described under "Competition," we and the joint ventures in which we participate operate in a very competitive environment, particularly in Las Vegas. To the extent that hotel and/or casino capacity is expanded by others in one or more of the markets where we and/or our joint ventures operate, the increased competition could adversely impact our future operations.

  •
  Legalization of gaming in any additional jurisdictions from which our properties or those of one of our joint ventures draw their visitors, including jurisdictions near our joint venture properties located near Detroit, Michigan and Elgin, Illinois, or the establishment of new large-scale gaming operations on nearby Native American reservations, could adversely affect our operations and/or those of one or more of our joint ventures.

  •
  On March 7, 2000, California voters approved an amendment to the California constitution that gave Native American tribes in California the right to conduct gaming operations offering a limited number of slot machines and a range of house-banked card games. At this time, we cannot determine the future growth of Native American gaming in California or the impact of such growth on our Nevada operations and those of our Nevada joint ventures.

  •
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

  •
  In Mississippi, in three separate instances in 1998 and 1999, referenda were proposed which, if approved, would have amended the Mississippi constitution to ban gaming in Mississippi and would have required all currently legal gaming entities to cease operations within two years of the ban. All three of the proposed referenda have been ruled illegal by Mississippi state trial court judges. The proponents of the most recent referendum appealed the trial court ruling, which was affirmed by the Mississippi Supreme Court. Any such referendum must be approved by the Mississippi Secretary of State and signatures of approximately 91,700 registered voters must be gathered and certified in order for such a proposal to be included on a statewide ballot for consideration by the voters. An affirmative vote representing both a majority of the votes cast with respect to the initiative and at least 40% of the voters casting votes on any matter in the election is required to pass any Mississippi initiative. The next election for which the proponents could attempt to place such a proposal on the ballot would be in November 2003. At this time, we cannot predict whether such a referendum will appear on a ballot or the likelihood of such a referendum being approved by the voters. If such a referendum were passed and gaming was prohibited in Mississippi, it would have a material adverse effect on our Mississippi gaming operations.

  •
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

  •
  Our operations and those of the joint ventures in which we participate are affected by changes in local and national general economic and market conditions in the locations where those operations are conducted and where customers live.

  •
  Our Nevada properties and those of the two Nevada joint ventures in which we participate are affected by economic conditions in California. Our operations at Mandalay Bay may also be susceptible to the effects of economic conditions in the Far East, from where a majority of our high-end players originate.

  •
  During the past year, utility costs in California and Nevada increased significantly and areas of California experienced mandated periods without electrical power, commonly referred to as "blackouts," necessitated by power shortages. Elimination of the power shortages which have caused the recent rate increases and blackouts require longer-term solutions which will be complicated by continued population growth in the southwestern United States, including California and Nevada. Further rate increases and/or blackouts, should they occur in California and/or Nevada, could have a material negative effect on our operations and the operations of the Nevada joint ventures in which we participate.

  •
  We and the joint ventures in which we participate are large consumers of electricity and other energy. Accordingly, the substantial increases in energy costs which occurred at our Nevada properties over the past year and any additional increases that may occur may have a negative impact on our future operating results. Additionally, higher energy and gasoline prices which affect our customers may adversely impact the number of customers who visit our properties and those of our joint ventures and adversely impact our revenues.

  •
  The interstate highway between southern California, where a large number of our customers reside, and Las Vegas has experienced long traffic delays during peak periods. Such delays may affect the number of customers who visit our properties in southern Nevada.

  •
  Any construction, including the convention center currently being constructed at Mandalay Bay and the permanent facility our Detroit joint venture proposes to build, can be affected by a number of factors, including delays in obtaining necessary governmental permits and approvals and legal challenges. Changes may be made in the scope of a project, budgets and schedules for competitive, aesthetic or other reasons, and these changes may also result from circumstances beyond our control. These circumstances include weather interference, shortages of materials and labor, work stoppages, labor disputes, unforeseen engineering, environmental or geological problems and unanticipated cost increases. Any of these circumstances could give rise to delays in the completion of any project we or any joint venture in which we participate may undertake and/or cost overruns.

  •
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

  •
  We believe that our recorded tax balances are adequate. However, it is not possible to determine with certainty the likelihood of possible changes in the tax laws or their administration. These changes, if adopted, could have a material negative effect on our operating results and the operating results of joint ventures in which we participate.

  •
  The interest rate on a portion of our long-term debt is subject to fluctuation based on changes in short-term interest rates and the ratings which national rating agencies assign to outstanding debt securities. In addition, we may incur additional debt, all or a portion of which may be at interest rates that are subject to fluctuation. Interest expense could increase as a result of these factors.

  •
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

  •
  The terrorist attacks of September 11, 2001 adversely impacted our operations and these attacks as well as any similar attacks and/or future security alerts could have a material adverse effect on our future operations.

  •
  There is intense competition to attract and retain management and key employees in the gaming industry. Our business or the business of the joint ventures in which we participate could be adversely affected in the event of the inability to recruit or retain key personnel.

  •
  Any significant interruption in, or interference with, operations at one or more of our properties, or those of the joint ventures in which we participate, whether caused by a work stoppage or otherwise, could adversely impact our operations.

ITEM 2. PROPERTIES.

        Mandalay Bay.    We own approximately 60 acres of land, with approximately 1,300 feet of frontage, on the Las Vegas Strip and Mandalay Bay which is situated on the site. For additional information concerning Mandalay Bay, see "Overview" and "Property Descriptions—Las Vegas, Nevada—Mandalay Bay" in Item 1 of this report.

        Luxor and Excalibur.    We own a 117-acre parcel on the southwest corner of the intersection of the Las Vegas Strip and Tropicana Avenue, with approximately 2,400 feet of frontage on the Las Vegas Strip, that includes, Excalibur, which is situated on the northern portion of the parcel, and Luxor, which is situated on such site to the south of Excalibur. For additional information concerning Luxor and Excalibur, see "Overview" and "Property Descriptions—Las Vegas, Nevada—Luxor" and —Excalibur" in Item 1 of this report.

        Circus Circus-Las Vegas.    We own approximately 69 acres of land, with approximately 375 feet of frontage on the Las Vegas Strip, and Circus Circus-Las Vegas which is situated on the site. For additional information concerning Circus Circus-Las Vegas, see "Overview" and "Property Descriptions—Las Vegas, Nevada—Circus Circus-Las Vegas" in Item 1 of this report.

        Circus Circus-Reno.    Circus Circus-Reno is situated on a three-block area in downtown Reno, of which approximately 90% is owned by us and the remainder is held under two separate leases, which expire in 2032 and 2033, respectively. For additional information concerning Circus Circus-Reno, see "Overview" and "Property Descriptions—Reno, Nevada—Circus Circus-Reno" in Item 1 of this report.

        Colorado Belle.    We own approximately 22 acres on the bank of the Colorado River in Laughlin, Nevada and the Colorado Belle which is situated on the site. For additional information concerning the Colorado Belle Hotel and Casino, see "Overview" and "Property Descriptions—Laughlin, Nevada—Colorado Belle" in Item 1 of this report.

        Edgewater.    Adjacent to the site of the Colorado Belle, we own approximately 16 acres on the bank of the Colorado River in Laughlin, Nevada, and the Edgewater Hotel and Casino which is situated on the site. For additional information concerning the Edgewater Hotel and Casino, see "Overview" and "Property Descriptions—Laughlin, Nevada—Edgewater" in Item 1 of this report.

        Gold Strike.    We own approximately 51 acres and the Gold Strike Hotel & Gambling Hall, which is situated on the site, located on the east side of I-15 in Jean, Nevada, approximately 12 miles from the California/Nevada border and 25 miles from Las Vegas. For additional information concerning

Gold Strike, see "Overview" and "Property Descriptions—Jean, Nevada—Gold Strike-Jean" in Item 1 of this report.

        Nevada Landing.    We own approximately 55 acres and the Nevada Landing Hotel & Casino, which is situated on the site, located on the west side of I-15 in Jean, Nevada. For additional information concerning Nevada Landing, see "Overview" and "Property Descriptions—Jean, Nevada—Nevada Landing" in Item 1 of this report.

        Railroad Pass.    We own approximately 56 acres and the Railroad Pass Hotel & Casino, which is situated on the site, located on US-93 in Henderson, Nevada. For additional information concerning Railroad Pass, see "Overview" and "Property Descriptions—Henderson, Nevada—Railroad Pass" in Item 1 of this report.

        Gold Strike-Tunica.    We own approximately 24 acres in Tunica County, Mississippi and Gold Strike- Tunica, which is situated on the site. We also own an undivided 50% interest in an additional 388-acre site which is owned jointly with another unaffiliated gaming company. For additional information concerning Gold Strike-Tunica, see "Overview" and "Property Descriptions—Tunica County, Mississippi—Gold Strike-Tunica" in Item 1 of this report.

        MotorCity Casino.    We hold a 53.3% interest in the joint venture that owns and operates MotorCity Casino, a temporary casino facility. MotorCity Casino and its related amenities are located on approximately 12 acres of land which we own or lease in Detroit, Michigan, near the downtown area. The joint venture owns approximately 10 additional acres of undeveloped land in the vicinity of MotorCity Casino. For additional information concerning MotorCity Casino, see "Overview" and "Property Descriptions—Detroit, Michigan—MotorCity Casino" in Item 1 of this report.

        Other Real Property.    Slots-A-Fun is situated on a 30,000-square-foot parcel that we own and has approximately 100 feet of frontage on the Las Vegas Strip.

        We own approximately 37 acres of unimproved land at the south end of the Las Vegas Strip, including 22 acres located immediately south of Mandalay Bay and the site on which we are constructing a new convention center, and approximately 15 acres located across the Las Vegas Strip from Luxor.

        We own 60 acres of land in Jean, Nevada to the north of Gold Strike and approximately 89 acres of land in Sloan, Nevada off of I-15. Sloan is located between Jean and Las Vegas.

        We also own or lease, or have options and/or agreements to purchase or lease, certain other improved and unimproved properties which are not deemed to be material to us.

        As of January 31, 2002, none of the aforementioned properties we own was subject to any encumbrance securing the repayment of indebtedness.

        Joint Venture Interests.    Mandalay, either directly or through wholly owned subsidiaries, owns:

  •
  a 50% interest in the Elgin joint venture entity which owns and operates Grand Victoria, a riverboat casino and land-based entertainment complex in Elgin, Illinois;

  •
  a 50% interest in the joint venture entity which owns and operates Monte Carlo, a hotel-casino complex on the Las Vegas Strip;

  •
  a 50% interest in the joint venture entity which owns and operates Silver Legacy, a hotel-casino in Reno, Nevada; and

  •
  a 53.5% interest in the joint venture entity which owns and operates MotorCity Casino, a temporary casino in Detroit, Michigan.

        Reference is made to the information concerning these joint venture properties appearing under the captions "Overview" and "Property Descriptions" in Item 1 of this report, which information is hereby incorporated in this Item 2 by this reference.

        The following table sets forth for each of our joint venture properties the principal amount of indebtedness secured by encumbrances on that property as of January 31, 2002.

Property	Amount
	(in millions)
Silver Legacy	$146.5	*
Monte Carlo	87.0
MotorCity Casino	64.0
Grand Victoria	—

*
On March 5, 2002, Silver Legacy issued $160 million of 10 1/8% Mortgage Notes due 2012. Contemporaneously with the issuance of the notes, Silver Legacy entered into a new senior secured credit facility, comprised of a $20 million revolving credit facility and a $20 million amortizing term loan. The net proceeds of the note offering, combined with draws under the new credit facility, were used to repay the prior credit facility ($152.3 million) and to fund a $30 million distribution to the Silver Legacy partners ($20 million of which was distributed to Mandalay). Immediately following the transactions, total long-term debt of Silver Legacy was approximately $187 million, all of which was secured by encumbrances on substantially all of Silver Legacy's assets.

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

        The consolidated complaints allege that the defendants are involved in a scheme to induce people to play electronic video poker and slot machines based on false beliefs regarding how such machines operate and the extent to which a player is likely to win on any given play. The actions included claims under the Federal Racketeering Influenced and Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seek unspecified compensatory and punitive damages. A motion for class certification was filed in March 1998. The plaintiffs have filed supplemental authorities in support of the motion for class certification and defendants have responded to those authorities. The plaintiffs' motion for class certification has been fully briefed and is pending before the court for a ruling. The court had previously stayed all discovery as to the merits of this case pending determination of the motion for class certification. However, on March 27, 2002, the court announced that it would permit merit discovery limited only to those particular casinos which the named plaintiffs identify as places where they played video poker or electronic slot machines. Otherwise, merit discovery has been stayed. We are aware that the named plaintiffs contend that they played video poker or electronic slot machines at Circus Circus-Las Vegas. Thus, merit discovery can begin as to that property.

Detroit Litigation

        In Lac Vieux Desert Band of Lake Superior Chippewa Indians v. The Michigan Gaming Control Board et al., originally filed on February 26, 1997, the Lac Vieux Band of Lake Superior Chippewa Indians has sought to challenge the validity of the Michigan Gaming Control and Revenue Act (the "Michigan Act") and the City of Detroit's Casino Development Competitive Selection Process Ordinance (the "Ordinance"). On October 31, 1997, the United States District Court for the Western District of Michigan issued an opinion holding that the Lac Vieux Band lacked standing to challenge the Michigan Act and the Ordinance on First Amendment and Equal Protection grounds. In a decision issued on April 12, 1999, the United States Court of Appeals for the Sixth Circuit affirmed the District Court's determination that the Lac Vieux Band lacked standing to challenge the Michigan Act. However, the Sixth Circuit reversed the District Court's determination that (i) the Lac Vieux Band lacked standing to challenge the Ordinance, (ii) the First Amendment is not implicated in the Ordinance, and (iii) a rational basis review rather than a strict scrutiny review should be applied in determining the merits of the Lac Vieux equal protection claim regarding the Ordinance. The Sixth Circuit remanded the case to the District Court for further proceedings consistent with the Sixth Circuit's decision. On July 17, 2000, the District Court found in favor of the Defendants as to all matters remanded by the Sixth Circuit Court of Appeals. The Lac Vieux Band appealed the District Court's decision to the Sixth Circuit Court of Appeals which found that the Ordinance in its current form was unconstitutional and remanded the case to the District Court. The plaintiff is taking the position in the District Court that all three Detroit casino licenses, including the MotorCity Casino license, should be rebid in a new competitive selection process and, in addition, that pending completion of the rebidding process, all three casinos should be placed in conservatorship under the Michigan Act. MotorCity Casino and the other two Detroit casinos have each filed briefs with the District Court stating that, for various legal and equitable reasons, the plaintiff is not entitled to the relief it has requested. The matter is presently pending before the District Court which has declared that "the Ordinance in its current form is unconstitutional." The effect of the rulings in this case is uncertain. The plaintiff has also requested the Michigan Gaming Control Board to place the three Detroit casinos, including MotorCity Casino, into conservatorship under the Michigan Act. The Michigan Gaming Control Board has taken the ruling of the Sixth Circuit Court of Appeals and the plaintiff's request under advisement without comment. The plaintiff filed a lawsuit on April 12, 2002, against the Michigan Gaming Control Board in the Circuit Court of Gogebic County, Michigan, seeking to compel the Board to place the three Detroit casinos into conservatorship. While Mandalay is not a party, our Detroit Joint Venture has intervened in the Lac Vieux lawsuit. Depending on the eventual outcome of this litigation, the continued operation of our Detroit joint venture's temporary facility, and/or its ability to retain its certificate of suitability and casino license for its permanent facility, could be adversely affected or even precluded.

        On February 13, 2002, John Ren filed suit in the Circuit Court of Wayne County, Michigan against our Detroit joint venture and the other two casino operations in Detroit. The plaintiff purports to represent himself and a class consisting of all persons who lost money and/or incurred debts that remain unpaid at any of the three Detroit casinos. Relying on the Sixth Circuit Court of Appeal's Lac Vieux decision, the plaintiff alleges that the three casinos have been operating illegally and continue to do so. The relief sought by the plaintiff includes an injunction to restrain the three casinos from remaining open until properly licensed, compensatory damages, and disgorgement of all profits "unjustly obtained." On April 9, 2002, the Wayne County Circuit Court dismissed the plaintiff's lawsuit. The plaintiff has the right to appeal the dismissal of the lawsuit.

        Our Detroit joint venture continues to operate MotorCity Casino. However, any future ruling by the court in either lawsuit or by the Michigan Gaming Control Board, as well as an adverse ruling in other lawsuits, could affect the joint venture's operation of the temporary facility, as well as its ability to retain its certificate of suitability and casino license for its permanent facility. No assurance can be given regarding the timing or outcome of any of these proceedings.

        We are defendants in various other pending lawsuits. In management's opinion, the ultimate outcome of such lawsuits will not have a material adverse effect on our results of operations or our financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matter was submitted to a vote of Mandalay's security holders during the fourth quarter of the fiscal year ended January 31, 2002.

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

Fiscal 2002	Low	High
First Quarter	$18.79	$23.95
Second Quarter	$23.35	$27.89
Third Quarter	$13.90	$25.60
Fourth Quarter	$16.16	$27.39
Fiscal 2001	Low	High
First Quarter	$12.88	$19.44
Second Quarter	$18.50	$24.94
Third Quarter	$19.00	$28.38
Fourth Quarter	$18.00	$22.44

        Holders.    On April 22, 2002 there were 2,966 holders of record of Mandalay's common stock.

        Dividends.    During fiscal 2001 and fiscal 2002, Mandalay did not pay any cash dividend on its common stock, which is Mandalay's only outstanding class of equity securities. While we did not pay any cash dividends during those periods, we did make payments to our stockholders in the form of the payments we made for shares of Mandalay common stock we purchased pursuant to our share repurchase authorizations. For information concerning our recent share repurchase activity and our current share repurchase authorizations, reference is made to the discussion appearing in Item 7 of this report in the "Financial Position and Capital Resources" section of our Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions "Share Repurchases" and "Equity Forward Agreements."

ITEM 6. SELECTED FINANCIAL DATA.

	Year ended January 31,
	2002	2001	2000	1999	1998
	(amounts in thousands, except per share amounts)
Operating Results:(1)
Net Revenues	$2,461,799	$2,495,784	$2,024,905	$1,454,465	$1,335,686
Income from operations	351,060	431,534	273,736	242,779	236,500
Pretax income	93,006	194,392	103,116	140,815	147,922
Net income	53,044	119,700	42,163	85,198	89,908
Basic earnings per share	$.73	$1.53	$.47	$.90	$.95
Diluted earnings per share	$.71	$1.50	$.46	$.90	$.94
Balance Sheet Data:
Total assets	$4,037,034	$4,248,266	$4,329,476	$3,869,707	$3,263,548
Long-term debt	2,482,087	2,623,597	2,691,292	2,259,149	1,788,818
Stockholders' equity	940,609	1,068,940	1,187,780	1,157,628	1,123,749

(1)
Mandalay Bay opened on March 2, 1999 and MotorCity Casino opened on December 14, 1999. Silver City, a small casino on the Las Vegas Strip, was operated under a lease which expired October 31, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Fiscal 2002 Compared with Fiscal 2001

SIGNIFICANT FACTORS AFFECTING RESULTS OF OPERATIONS IN FISCAL 2002

September 11, 2001

        The terrorist attacks of September 11, 2001, had a pronounced effect on our operating results for the year ended January 31, 2002. This effect was felt primarily at our Las Vegas properties, which generate approximately two-thirds of our operating income. Our Las Vegas properties, with almost 19,000 hotel rooms, are dependent on air travel for a significant portion of their customers. This is particularly true at our more upscale resorts, Mandalay Bay and Luxor, where over 50% of the hotel customers arrive via plane. As a result of the terrorist attacks, air travel plummeted nationally. Passenger counts at McCarran International Airport in Las Vegas fell almost 20% over the last four months of 2001, leading to an overall 4.5% decline for the year. Visitor volume to Las Vegas declined 2.3% in 2001, despite being up 1% for the year-to-date period prior to September 11. The decreases in air traffic and visitor volume caused declines in the number of customers staying at and visiting our Las Vegas properties. This situation was particularly acute immediately following the attacks, when occupancy levels at our Las Vegas properties fell to the mid-60% range, compared to a normal occupancy above 90%. These factors led to declines in revenues and operating income at our Las Vegas properties during the fiscal year.

        Our operations in Reno, Laughlin and Jean, Nevada, were not as vulnerable to the aftermath of September 11. These markets are essentially drive-in markets. While air traffic fell sharply following the attacks, automobile traffic to Laughlin and Jean actually rose, while traffic to Reno showed a modest drop.

        Our joint venture properties in Elgin, Illinois, and Detroit, Michigan, did not reflect any adverse impact from the terrorist attacks, as their revenues and operating income after September 11 were higher than they had been in the previous year. These properties serve essentially locals markets (a majority of our customers live within a relatively short distance of the properties) and so were minimally affected by travel concerns in the aftermath of the attacks. Detroit also benefitted from the temporary closure of the U.S./Canadian border immediately following the terrorist attacks (and from subsequently increased security), which impeded access from the U.S. to a competing property in Windsor, Ontario.

        In response to the terrorist attacks, we took several steps to minimize their effect on our operations and our financial position. We temporarily (until February 2002) suspended construction of our new convention center at Mandalay Bay (see "Financial Position and Capital Resources" for more details); delayed or suspended all other discretionary capital spending; and laid off a portion of our workforce. We laid off approximately 4,500 employees at the beginning of October (out of a total workforce of over 30,000 employees, including those at our joint ventures), mostly at our Las Vegas properties. Additionally, wage levels were frozen for nonunion personnel and bonuses were reduced for many management level employees. We also made several financing decisions designed to enhance our liquidity, such as amending our credit facilities to ease financial covenants, issuing additional senior subordinated notes and entering into additional operating lease arrangements. (See "Financial Position and Capital Resources" for additional details regarding these financing activities.) We cannot predict the extent to which the events of September 11 will continue to directly or indirectly impact our operating results in the future, nor can we predict the extent to which future security alerts and/or additional terrorist attacks may impact our operations.

Economic Recession

        Historically, there has not been a high correlation between economic conditions and our operating results. This has been true with respect to the overall U.S. economy and also the regional economies from which we derive a substantial portion of our customers (e.g., California). However, we believe the broad economic recession that affected the country throughout most of 2001 and into 2002, and that was exacerbated by the terrorist attacks on September 11, contributed to the downturn in our results for fiscal 2002.

Expansion of Native American Gaming

        On March 7, 2000, California voters approved Proposition 1A, which amended the California constitution and legalized "Nevada-style" gaming on Native American reservations. The passage of this amendment has allowed the expansion of existing Native American gaming operations, as well as the opening of new ones. Significant expansion occurred in the latter part of fiscal 2001 and the early part of fiscal 2002. The result has been a decline in operating results at our properties in the secondary markets of Reno, Laughlin and Jean, Nevada. The impact of expanded Native American gaming has been particularly significant at the Gold Strike and Nevada Landing in Jean, and was the principal factor behind the impairment loss that was recognized at those properties in fiscal 2002 (see discussion under "Results of Operations"). While most existing Native American gaming facilities in California are modest compared to our Nevada casinos, numerous Native American tribes have announced they are developing or are considering establishing large-scale hotel and gaming facilities in California. Numerous other tribes are at various stages of planning new or expanded facilities. The continued growth of Native American gaming establishments in California (as well as elsewhere in the country) could have a material adverse effect on our operations.

RESULTS OF OPERATIONS

Earnings per Share

        For the year ended January 31, 2002, we reported net income of $53.0 million, or $.71 per diluted share, versus $119.7 million, or $1.50 per diluted share, for the year ended January 31, 2001.

        The decrease in earnings per share was attributable primarily to an impairment loss of $52.0 million in fiscal 2002 related to the write-down of the carrying value of our two Jean properties, Gold Strike and Nevada Landing. This write-down reflects the downturn in operating results at these properties over the past few years due to the continued expansion of Native American casinos in California. The write-down was made in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). Of the $52.0 million write-down, $17.9 million represented goodwill. Results for fiscal 2002 also include preopening expenses of $2.2 million related to the new convention center currently under construction at Mandalay Bay.

        Fiscal 2002 earnings were affected as well by the September 11 attacks, the recession, the expansion of Native American gaming and higher utility costs. Utility costs rose $12.7 million, or 28%, at our wholly owned properties, with most of the increase attributable to our Las Vegas Strip properties. Utility costs were higher due to the spillover effect from the California energy crisis.

        The negative effect of all of the above factors on our earnings per share was partially offset by a lower number of average diluted shares outstanding (74.5 million in fiscal 2002 versus 79.7 million in fiscal 2001) due to our purchase of shares. See "Financial Position and Capital Resources" for a discussion of our share purchase activity.

        Results for fiscal 2001 included preopening expenses of $1.8 million related to the Shark Reef at Mandalay Bay, which opened June 20, 2000. Results also included $3.6 million in income related to reducing a liability assumed when the Mandalay Bay site was acquired in 1995.

Revenues

        Revenues decreased $34.0 million, or 1%, for the year ended January 31, 2002. The decrease was due primarily to the effect of September 11 on our Las Vegas Strip properties, whose revenues were down $33.6 million, or 2% (including our 50% share of the operating income of Monte Carlo). Revenues also declined at our other Nevada properties, mainly because of expanded Native American gaming in California. In Reno revenues decreased $6.2 million, or 4% (including our 50% share of the operating income of Silver Legacy); in Laughlin they were down $11.5 million, or 7%; and in Jean they were down $14.4 million, or 17%. These declines were partially offset by a $33.5 million, or 10%, increase in revenues at MotorCity Casino in Detroit, Michigan.

Casino Revenues

        Casino revenues declined $19.9 million, or 2%, in fiscal 2002. Casino revenues declined at all of our major wholly owned properties due to the impact of the significant factors discussed previously. These declines were partially offset by a $35.4 million, or 11%, increase in casino revenues at MotorCity Casino.

Room Revenues

        Room revenues fell $29.8 million, or 5%, in fiscal 2002. Our Las Vegas properties experienced strong growth in revenue per available room ("REVPAR") through the first part of the year, mainly as a result of increases in room rates. However, following September 11, occupancy rates declined dramatically and room rates were discounted in order to stimulate demand. As a result, REVPAR fell noticeably in the last quarter of the year. The following table compares average room rates, occupancy and REVPAR at our major wholly owned properties:

	FYE 1/31/2002			FYE 1/31/2001
	Avg. Rate	Occ.%	REVPAR	Avg. Rate	Occ.%	REVPAR
Mandalay Bay	$167	80%	$134	$154	86%	$133
Luxor	$98	83%	$81	$98	93%	$92
Excalibur	$70	92%	$64	$70	94%	$66
Circus Circus — Las Vegas	$55	89%	$49	$57	95%	$54
Circus Circus — Reno	$54	81%	$44	$53	82%	$43
Colorado Belle	$31	80%	$25	$30	84%	$25
Edgewater	$30	78%	$23	$27	85%	$23
Gold Strike — Tunica	$62	78%	$48	$69	76%	$52
Weighted average all wholly owned properties	$81	83%	$67	$79	89%	$70
Weighted average wholly owned Las Vegas Strip properties	$95	86%	$82	$93	92%	$85

Food and Beverage Revenues

        Food and beverage revenues decreased $7.8 million, or 2%, in fiscal 2002, attributable principally to the impact that September 11 had on our Las Vegas Strip properties.

Other Revenues

        Other revenues rose $32.5 million, or 11%, in fiscal 2002. Other revenues come principally from amusements, retail stores and entertainment. Most of the increase was due to the success of Blue Man Group, the unique off-Broadway production which debuted in March 2000 at Luxor. The April 2001 opening of our new production, "Storm," in the Mandalay Bay Showroom also contributed to the increase, as did the Shark Reef at Mandalay Bay (which opened June 2000).

Earnings of Unconsolidated Affiliates

        We record our 50% share of the operating income of our unconsolidated joint ventures (Grand Victoria, Monte Carlo and Silver Legacy) as revenue under "Earnings of Unconsolidated Affiliates." (Results from the 53.5%-owned MotorCity Casino are consolidated for financial reporting purposes.) Earnings of unconsolidated affiliates decreased $1.4 million, or 1%, in fiscal 2002. Decreases in results at Monte Carlo and Silver Legacy were largely offset by an increase at Grand Victoria.

Income from Operations

        For the year ended January 31, 2002, income from operations declined $80.5 million, or 19%, from the previous year. The composite operating margin in fiscal 2002 was 14.3% versus 17.3% in fiscal 2001. The previously discussed impairment loss of $52.0 million recognized at our Jean properties was a principal cause of the declines in operating income and operating margin. Our Las Vegas Strip properties also contributed to the declines, as the effects of September 11 depressed results in that market, particularly in the hotel department where our operating margins are typically the highest. The table below summarizes operating results by property and is followed by a discussion of operating results by market.

	FYE 1/31/2002			FYE 1/31/2001
	Operating Income	Depreciation	EBITDA(1)	Operating Income	Depreciation	EBITDA(1)
	(in millions)
Mandalay Bay	$41.6	$43.4	$85.0	$38.4	$40.8	$79.2
Luxor	74.9	33.8	108.7	85.9	37.3	123.2
Excalibur	67.6	17.9	85.5	79.0	16.9	95.9
Circus Circus — Las Vegas(2)	39.8	23.0	62.8	47.7	23.6	71.3
Gold Strike — Tunica	11.0	12.8	23.8	19.4	12.8	32.2
Colorado Belle/Edgewater	10.5	11.5	22.0	13.6	11.3	24.9
Circus Circus — Reno	14.4	9.2	23.6	18.9	9.8	28.7
Gold Strike properties(3)	(55.6)	10.2	(45.4)	7.7	10.4	18.1
MotorCity Casino(4)	72.2	39.1	111.3	49.3	37.5	86.8
Unconsolidated joint ventures(5)	107.1	6.5	113.6	108.5	6.5	115.0
Other	(3.7)	0.9	(2.8)	(4.9)	0.3	(4.6)

Subtotal	379.8	208.3	588.1	463.5	207.2	670.7
Corporate expense	(28.7)	7.7	(21.0)	(32.0)	10.8	(21.2)

Total	$351.1	$216.0	$567.1	$431.5	$218.0	$649.5

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

(2)
Includes Circus Circus — Las Vegas and Slots-A-Fun.

(3)
Includes Gold Strike, Nevada Landing and Railroad Pass.

(4)
MotorCity Casino is 53.5%-owned and its operations are consolidated for financial reporting purposes.

(5)
Includes Monte Carlo, Grand Victoria and Silver Legacy, each of which is 50%-owned.

Las Vegas

        Our Las Vegas properties (including our 50% share of Monte Carlo) posted an overall decrease in operating income of $32.5 million, or 11%, for fiscal 2002. At Mandalay Bay, operating income rose $3.2 million, or 8%, due primarily to increases in room rates that were achieved during the first part of the fiscal year, prior to the events of September 11. Because of the upscale clientele at this property, it possesses greater pricing leverage than our other properties. Operating income at our other Las Vegas properties declined for the year, tracking the lower revenues that followed September 11. At Excalibur operating income was down $11.4 million, or 14%; at Luxor it was down $11.0 million, or 13%; and at Circus Circus it was off by $7.9 million, or 17%. The contribution from Monte Carlo also declined, falling $5.4 million, or 14%, for the year.

Reno

        Operating income from our Reno properties (including our 50% share of Silver Legacy) was down $5.5 million, or 15%, in fiscal 2002, despite the presence in Reno of the men's national bowling tournament. Operating results at our Reno properties have been adversely impacted by the expansion of Native American gaming in California and the northwestern U.S. The events of September 11 also contributed to the decline in operating income.

Laughlin

        Our two Laughlin properties, Colorado Belle and Edgewater, posted a combined decrease in operating income of $3.1 million, or 23%, for fiscal 2002. While REVPAR was flat, casino revenues decreased 8%. Like the Reno market, Laughlin is facing increased competition from Native American casinos in its primary feeder markets in Arizona and southern California.

Other Markets

        In Detroit, Michigan, MotorCity Casino generated operating income of $72.2 million, an increase of 46% over the prior year. Results at this property have steadily improved since its December 1999 opening. The property also benefitted from the temporary closure of the U.S./Canadian border immediately following the September 11 attacks. This measure, along with subsequently increased security, impeded access from the U.S. to a competing property in Windsor, Ontario. We believe MotorCity Casino has been able to attract a significant number of customers who previously frequented the competing property in Windsor. See "Financial Position and Capital Resources" for additional details regarding our Detroit operation.

        In Tunica County, Mississippi, operating income at Gold Strike decreased $8.4 million, or 43%, during fiscal 2002. We believe the slow economy has had a more pronounced effect on this region, and especially on Memphis, Tennessee, which accounts for over half the property's customer base.

        The contribution to income from operations from Grand Victoria (a 50%-owned riverboat casino in Elgin, Illinois) increased $5.0 million, or 9%, for fiscal 2002. This market was apparently not negatively impacted by the terrorist attacks on September 11. It may have actually benefitted to the extent potential customers in this market were less willing to travel outside the region.

Depreciation and Amortization

        For fiscal 2002, depreciation and amortization expense was $216.0 million versus $218.0 million in fiscal 2001. These amounts include goodwill amortization of $11.8 million in each year. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 provides that goodwill will no longer be amortized, but will instead be reviewed for impairment upon adoption and at least annually thereafter. SFAS 142 took effect for the company beginning February 1, 2002. We have begun our review of existing goodwill for impairment. After the review is complete, any impairment will be recognized as a cumulative effect of a change in accounting principle in the quarter ended April 30, 2002. For fiscal 2003, we estimate that our depreciation expense will be approximately $175 million.

Interest Expense

        In fiscal 2002, interest expense (excluding interest expense of unconsolidated joint ventures and without reduction for capitalized interest) increased $0.8 million over fiscal 2001. The increase was due to the issuance of $500 million principal amount of 10 1/4% Senior Subordinated Notes in July 2000, the issuance of $200 million principal amount of 9 1/2% Senior Notes in August 2000, and the issuance of $300 million principal amount of 9 3/8% Senior Subordinated Notes in December 2001. The net proceeds from these offerings were used to pay down lower-cost borrowings outstanding under our bank facility. The higher interest rates on the notes we issued were largely offset by lower average interest rates on our bank facility, as well as lower average borrowings outstanding.

        We recorded interest expense related to unconsolidated joint ventures of $8.5 million in fiscal 2002 compared with $11.3 million in the prior year. These amounts reflect our 50% share of the interest expense of Silver Legacy and Monte Carlo. The decrease was attributable primarily to lower average interest rates.

        On March 5, 2002, Silver Legacy issued $160 million of 10 1/8% Mortgage Notes due 2012. Contemporaneously with the issuance of the notes, Silver Legacy entered into a new senior secured credit facility, comprised of a $20 million revolving credit facility and a $20 million amortizing term loan. The net proceeds of the note offering, combined with draws under the new credit facility, were used to repay the prior credit facility ($152.3 million)and to fund a $30 million distribution to the Silver Legacy partners ($20 million of which was distributed to Mandalay). Immediately following the transactions, total long-term debt for Silver Legacy was approximately $187 million.

        At January 31, 2002, long-term debt (including current portion) stood at $2.52 billion compared to $2.67 billion at January 31, 2001. The fiscal 2002 total included $64.0 million of debt related to MotorCity Casino, while the fiscal 2001 total included $127.0 million of debt related to MotorCity. Capitalized interest was $1.0 million in fiscal 2002 compared to $1.6 million in the previous year. Capitalized interest in fiscal 2002 related primarily to the new convention center at Mandalay Bay. Capitalized interest in the prior year was associated with the Shark Reef at Mandalay Bay.

Income Taxes

        The effective tax rates for fiscal 2002 and fiscal 2001 were 43.0% and 38.4%. These rates reflect the corporate statutory rate of 35% plus the effect of various nondeductible expenses, primarily the amortization of goodwill. The higher rate in fiscal 2002 was due to the impairment loss of $52.0 million. As previously discussed, $17.9 million of this loss represented the write-off of goodwill, which is not deductible for tax purposes. For fiscal 2003, we estimate our effective tax rate will be 36%-37%, with the reduction attributable to the elimination of goodwill amortization pursuant to SFAS 142, as discussed previously.

Fiscal 2001 Compared with Fiscal 2000

RESULTS OF OPERATIONS

Earnings per Share

        For the year ended January 31, 2001, we reported net income of $119.7 million, or $1.50 per diluted share, versus $42.2 million, or $.46 per diluted share, for the year ended January 31, 2000.

        The increase in earnings was due mostly to strong operating performances at our Las Vegas Strip properties and at Grand Victoria in Elgin, Illinois. MotorCity Casino, our 53.5%-owned joint venture in Detroit, Michigan, was also a factor, as it contributed a full year of operations in fiscal 2001 against less than two months of operations in fiscal 2000 (the casino opened December 14, 1999). Higher interest expense, stemming from higher average debt outstanding and higher average interest rates, offset some of the operating gains. Share purchases also benefitted earnings per share comparisons, as average diluted shares outstanding decreased to 79.7 million from 91.9 million in the prior year.

        Results for fiscal 2001 include preopening expenses of $1.8 million related to our saltwater aquarium attraction, the Shark Reef at Mandalay Bay, which opened June 20, 2000. Results for fiscal 2001 also include $3.6 million in income related to reducing a liability assumed when the Mandalay Bay site was acquired in 1995. Results for fiscal 2000 include preopening expenses of $83.0 million related primarily to Mandalay Bay and MotorCity Casino (including the write-off of $33.8 million of previously capitalized preopening costs) and the write-off of $5.4 million related to a timeshare project we decided not to pursue.

Revenues

        Revenues for fiscal 2001 increased $470.9 million, or 23%, from the prior year. The increase was attributable primarily to MotorCity Casino, which generated revenues of $330.1 million in fiscal 2001 versus $38.8 million in fiscal 2000, when it was open only one month. Mandalay Bay, which was open an additional month in fiscal 2001, also contributed in a significant fashion, with a revenue increase of $99.0 million, or 22%.

Casino Revenues

        Casino revenues rose $296.1 million, or 32%, during fiscal 2001 due primarily to a full year of operations at MotorCity Casino. Casino revenues at that property rose to $309.0 million from $35.9 million the previous year. Meanwhile, casino revenues at our Las Vegas Strip properties rose a combined 4%. The increase was driven by Mandalay Bay, whose casino revenues grew $19.3 million, or 11%, mainly because of the additional month of operations and an upturn in high-budget play.

Room Revenues

        Room revenues in fiscal 2001 rose $77.2 million, or 14%. The growth came principally from our Las Vegas Strip properties, whose revenue per available room ("REVPAR") increased $9 over the prior year. Mandalay Bay again led the way, with an average room rate of $154 compared to $128 in the prior year. The growth in REVPAR was driven by increased demand stemming from a continued rise in the number of visitors to Las Vegas (up 6% for calendar year 2000). The following table compares average room rates, occupancy and REVPAR at our major wholly owned properties:

	FYE 1/31/2001			FYE 1/31/2000
	Avg. Rate	Occ.%	REVPAR	Avg. Rate	Occ.%	REVPAR
Mandalay Bay	$154	86%	$133	$128	84%	$108
Luxor	$98	93%	$92	$90	92%	$82
Excalibur	$70	94%	$66	$67	92%	$62
Circus Circus — Las Vegas	$57	95%	$54	$56	96%	$54
Circus Circus — Reno	$53	82%	$43	$49	84%	$41
Colorado Belle	$30	84%	$25	$29	85%	$24
Edgewater	$27	85%	$23	$27	83%	$23
Gold Strike — Tunica	$69	76%	$52	$69	72%	$50
Weighted average all wholly owned properties	$79	89%	$70	$71	88%	$63
Weighted average wholly owned Las Vegas Strip properties	$93	92%	$85	$83	91%	$76

Food and Beverage Revenues

        Food and beverage revenues increased $71.4 million, or 21%, from the previous year. This increase was driven largely by a full year of operations at MotorCity Casino, where food and beverage revenues increased $41.5 million over the prior year. Also stimulating food and beverage revenues were selective price increases at our Las Vegas Strip properties.

Other Revenues

        Other revenues rose $48.2 million, or 19%, in fiscal 2001. Other revenues come principally from amusements, retail stores and entertainment. Most of the increase was attributable to Luxor, where these revenues rose $19.6 million due primarily to the success of Blue Man Group, our unique off-Broadway production which debuted in March 2000. The Shark Reef at Mandalay Bay, another instant success, opened in June 2000 and contributed to a $14.4 million increase in other revenues at the property.

Earnings of Unconsolidated Affiliates

        We record our share of the operating income of our unconsolidated joint ventures (Grand Victoria, Monte Carlo and Silver Legacy) as revenue under "Earnings of Unconsolidated Affiliates." (Results for MotorCity Casino are consolidated for financial reporting purposes.) Earnings of unconsolidated affiliates increased $16.0 million in fiscal 2001, with most of the increase attributable to the 50%-owned Grand Victoria. The contribution from this property increased $10.7 million, or 23%, from fiscal 2000. This property benefitted from more profitable dockside gaming operations throughout all of fiscal 2001, whereas it was limited to cruising operations in the first half of fiscal 2000.

Income from Operations

        For the year ended January 31, 2001, income from operations rose $157.8 million, or 58%, from the previous year. The composite operating margin was 17.3% versus 13.5% in fiscal 2000. Our Las Vegas Strip properties, along with MotorCity Casino and Grand Victoria, were the principal drivers of this growth. The table below summarizes operating results by property and is followed by a discussion of operating results by market.

	FYE 1/31/2001			FYE 1/31/2000
	Operating Income	Depreciation	EBITDA(1)	Operating Income	Depreciation	EBITDA(1)
	(in millions)
Mandalay Bay	$38.4	$40.8	$79.2	($4.7)	$33.9	$29.2
Luxor	85.9	37.3	123.2	67.3	36.8	104.1
Excalibur	79.0	16.9	95.9	67.2	16.6	83.8
Circus Circus — Las Vegas(2)	47.7	23.6	71.3	38.7	24.0	62.7
Gold Strike — Tunica	19.4	12.8	32.2	21.2	13.4	34.6
Colorado Belle/Edgewater	13.6	11.3	24.9	18.7	10.7	29.4
Circus Circus — Reno	18.9	9.8	28.7	14.9	10.8	25.7
Gold Strike properties(3)	7.7	10.4	18.1	12.2	10.4	22.6
MotorCity Casino(4)	49.3	37.5	86.8	1.8	5.9	7.7
Unconsolidated joint ventures(5)	108.5	6.5	115.0	92.5	6.5	99.0
Other	(4.9)	0.3	(4.6)	(24.5)	0.2	(24.3)

Subtotal	463.5	207.2	670.7	305.3	169.2	474.5
Corporate expense	(32.0)	10.8	(21.2)	(31.6)	9.1	(22.5)

Total	$431.5	$218.0	$649.5	$273.7	$178.3	$452.0

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

(2)
Includes Circus Circus — Las Vegas and Slots-A-Fun.

(3)
Includes Gold Strike, Nevada Landing and Railroad Pass.

(4)
MotorCity Casino is 53.5%-owned and its operations are consolidated for financial reporting purposes.

(5)
Includes Monte Carlo, Grand Victoria and Silver Legacy, each of which is 50%-owned.

Las Vegas

        Our Las Vegas properties (including our 50% share of Monte Carlo) posted an overall increase in operating income of $90.3 million, or 46%, during fiscal 2001. This increase was driven by an uptrend in the number of visitors to the Las Vegas Strip, as discussed previously. At Mandalay Bay, operating income rose $43.1 million in fiscal 2001. Mandalay Bay benefitted from an extra month of operations in fiscal 2001 compared to the prior year (the property opened March 2, 1999). Mandalay Bay's fiscal 2000 operating income was also affected by preopening expenses. At Luxor, operating income rose $18.6 million, or 28%. Meanwhile, operating income at Excalibur rose $11.8 million, or 17%; while at Circus Circus — Las Vegas it rose $9.0 million, or 23%. The contribution from Monte Carlo also rose, up $7.8 million, or 26%, compared with the prior year.

Reno

        Circus Circus posted an increase in operating income of $4.0 million, or 27%. Meanwhile, our share of operating income from Silver Legacy declined $2.5 million from fiscal 2000 (see note below).

Fiscal 2001 results were boosted by a national bowling tournament which Reno hosts two out of every three years. The city hosted the women's national tournament from March through July 2000, but did not host any tournament in the prior year. This contributed to modest increases in casino revenues and REVPAR at both properties. We believe the Reno market encountered increased competition from Native American casinos in northern California. In the latter half of fiscal 2001, following the passage of Proposition 5, these Native American casinos began adding more and newer (i.e., more competitive) slot machines.

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

Other Markets

        In Detroit, Michigan, MotorCity Casino delivered operating income of $49.3 million in fiscal 2001 compared to $1.8 million in fiscal 2000. This comparison reflects a full 12 months of operation in fiscal 2001 as against one and one-half months in fiscal 2000.

        In Tunica County, Mississippi, operating income at Gold Strike decreased $1.8 million, or 9%, during fiscal 2001. Growth in this market continued to slow as competition for business heightened leading to a flattening of results.

        The contribution to income from operations by Grand Victoria (a 50%-owned riverboat casino in Elgin, Illinois) grew by $10.7 million, or 25%. This property benefitted from more profitable dockside gaming operations throughout all of fiscal 2001, whereas it was limited to cruising operations in the first half of fiscal 2000.

Depreciation and Amortization

        In fiscal 2001, depreciation and amortization expense rose $39.7 million, to $218.0 million. This increase derived primarily from the addition of MotorCity Casino.

Interest Expense

        In fiscal 2001, interest expense (excluding interest expense of unconsolidated joint ventures and without reduction for capitalized interest) climbed $46.2 million. The increase was due partially to higher average borrowings (approximately $2.8 billion in fiscal 2001 against approximately $2.5 billion in fiscal 2000), which were partly related to the purchase of approximately 14.5 million shares of our common stock during fiscal 2001. Average borrowings also increased due to borrowings associated with MotorCity Casino. Additionally, interest expense reflected higher interest rates on our credit line borrowings, as well as the effect of the issuance of $500 million principal amount of 10 1/4% Senior Subordinated Notes in July 2000 and the issuance of $200 million principal amount of 9 1/2% Senior

Notes in August 2000. The proceeds from these two offerings were used to pay down borrowings outstanding under our credit facility.

        At January 31, 2001, long-term debt (including current portion) stood at $2.67 billion compared to $2.70 billion at January 31, 2000. The fiscal 2001 total included $127.0 million of debt related to MotorCity Casino, while the fiscal 2000 figure included $150.0 million of debt related to MotorCity. Capitalized interest was $1.6 million in fiscal 2001 compared to $11.0 million in fiscal 2000. Capitalized interest was higher in the prior year due to the inclusion of one month of capitalized interest on Mandalay Bay, which opened March 2, 1999.

        We recorded interest expense related to unconsolidated joint ventures of $11.3 million in fiscal 2001 compared with $11.1 million in the previous year. These amounts reflect our 50% share of the interest expense of Silver Legacy and Monte Carlo.

Income Taxes

        The effective tax rates for fiscal 2001 and fiscal 2000 were 38.4% and 39.1%. These rates reflect the corporate statutory rate of 35% plus the effect of various nondeductible expenses, primarily the amortization of goodwill.

FINANCIAL POSITION AND CAPITAL RESOURCES

Operating Activities

        For fiscal 2002, net cash provided by operating activities was $358.2 million versus $435.6 million in fiscal 2001 and $225.0 million in fiscal 2000. The decrease in fiscal 2002 was attributable to several factors, including a decrease in deferred taxes, a smaller increase in interest payable, lower distributions from unconsolidated affiliates and lower net income stemming from September 11. Deferred taxes decreased $11.9 million in fiscal 2002 due primarily to the write-down of our Jean properties, which is not deductible for tax purposes until the assets are actually disposed of. The increase in fiscal 2001 from fiscal 2000 was due to improved results at our Las Vegas Strip properties (Mandalay Bay was open for a full year versus only 11 months in fiscal 2000) and improved results at Grand Victoria in Elgin, Illinois. MotorCity Casino was also a factor, contributing a full year of operations in fiscal 2001 against less than two months in fiscal 2000.

        Mandalay had cash and cash equivalents of $105.9 million at January 31, 2002, sufficient for normal daily operating requirements.

Investing Activities

        Net cash used in investing activities was $159.9 million in fiscal 2002 versus $153.8 million in fiscal 2001 and $464.6 million in fiscal 2000. Capital expenditures and the related increase or decrease in construction payables accounted for most of these amounts.

        Capital expenditures for fiscal 2002, which were funded primarily from cash flow, totaled $156.7 million. Of this amount, $61.6 million related to the construction of a new convention center at Mandalay Bay scheduled to open in January 2003 (see "New Projects" for additional details). Another $8.4 million related to the completion of the renovation of the pyramid rooms at Luxor. Capital expenditures also included $13.0 million related to the acquisition of land adjacent to our temporary casino facility in Detroit. For fiscal 2001, capital expenditures totaled $110.2 million. Of this amount, $24.7 million related to the Shark Reef at Mandalay Bay, a saltwater aquarium attraction which opened June 20, 2000, and $15.6 million related to the renovation of the Luxor rooms. Capital expenditures for fiscal 2000 were $352.1 million, of which $213.5 million related to the completion of Mandalay Bay and other core components of Mandalay Mile, and $23.6 million related to the Shark Reef.

        With respect to fiscal 2003, we estimate that capital expenditures will be in the range of $250-$300 million. The majority of these expenditures will relate to the completion of the new convention center at Mandalay Bay. These estimated capital expenditures also include maintenance capital spending, which consists of items necessary to maintain the operating condition of our properties, such as new slot machines, carpeting, computers and similar equipment. Capital expenditures for fiscal 2003 will be funded primarily from cash flow, though we also have funds available under our bank credit facilities. Actual capital expenditures for fiscal 2003 may differ significantly from the estimated range.

Financing Activities

        For fiscal 2002, financing activities used net cash of $198.4 million, which included the purchase of 5.2 million shares of our common stock at a cost of $125.9 million. See "Share Purchases" for further discussion of our share purchase activity. We also paid $45.5 million related to interim settlements and interest under our equity forward agreements with Bank of America. See the discussion under "Equity Forward Agreements" for more details. For fiscal 2001, financing activities used net cash of $292.4 million, most of which related to the purchase of 14.5 million shares of our common stock at a cost of $247.1 million. For fiscal 2000, financing activities provided net cash of $274.9 million, stemming primarily from an increase in net borrowings to fund the construction of Mandalay Bay.

Credit Facilities

        In August 2001, we replaced our $1.8 billion unsecured credit facility, dated May 23, 1997, with three separate facilities that totaled $1.25 billion. These credit facilities included a $150 million capital markets term loan facility which was paid in full using a portion of the net proceeds we received from the issuance of $300 million of Senior Subordinated Notes in December 2001 (discussed more fully below). By paying off the capital markets term loan facility, we reduced our borrowing capacity to $1.1 billion under the two remaining facilities. The remaining credit facilities, which are for general corporate purposes, include a $250 million term loan facility (the entire amount of which was outstanding at January 31, 2002) and an $850 million revolving facility ($130 million of which was outstanding at January 31, 2002). Each of our credit facilities is unsecured and provides for the payment of interest, at our option, either at (1) a rate equal to or an increment above the higher of the Bank of America prime rate and the Federal Reserve Board federal funds rate plus 50 basis points, or (2) a Eurodollar-based rate. At January 31, 2002, the effective rate of interest on the indebtedness outstanding under our credit facilities was 3.6%. Each of our credit facilities includes financial covenants regarding total debt and interest coverage, plus covenants that limit our ability to dispose of assets, make distributions on our capital stock, engage in a merger, incur liens and engage in transactions with our affiliates. The entire principal amount then outstanding under our credit facilities becomes due and payable on August 21, 2006, unless the maturity date is extended with the consent of the lenders.

        In December 2001, we amended the covenants under each of our credit facilities to provide for more liberal tests for total debt and interest coverage. These amendments were obtained to address the impact of the events of September 11. The amended covenants were effective with the quarter ended January 31, 2002, and will continue to provide relief through the quarter ending April 30, 2003. As of January 31, 2002, we were in compliance with all of the covenants in our credit facilities, including those related to total debt and interest coverage, and under the most restrictive covenant, we had the ability to issue additional debt of approximately $250 million. Our borrowing capacity under these covenants can fluctuate substantially from quarter to quarter depending upon our operating cash flow.

Senior Subordinated/Senior Notes

        On July 24, 2000, the Company issued $500 million principal amount of 10 1/4% Senior Subordinated Notes due August 2007. And on August 16, 2000, the Company issued $200 million principal amount of 9 1/2% Senior Notes due August 2008. These notes are not subject to any sinking fund requirements. The net proceeds from these offerings were used to repay a portion of the borrowings under our then-existing credit facility.

        On December 20, 2001, we issued $300 million principal amount of 9 3/8% Senior Subordinated Notes due February 2010. These notes are not subject to any sinking fund requirements. The net proceeds from this offering were used to repay a portion of the borrowings under our credit facilities.

Operating Leases

        In October 1998, we entered into a $200 million operating lease agreement with a group of financial institutions to lease equipment at Mandalay Bay. Pursuant to the terms of the lease agreement, the commitment under our then-existing bank credit facility was permanently reduced by $200 million.

        In December 2001, we entered into a series of additional operating lease agreements totaling $130.5 million with a group of financial institutions. These leases cover equipment located at several Nevada properties. Since this equipment was originally purchased by us, the transaction constituted a sale and leaseback of this equipment. The sale of the equipment resulted in the recognition of a net deferred gain of $28.3 million. The proceeds from these leases were used to reduce borrowings outstanding under our credit facilities, thereby providing additional borrowing capacity and improving leverage under our bank covenants.

        We entered into the above operating leases solely to provide greater financial flexibility; they are not considered a material source of financing. The rent expense related to these operating leases is reported separately in the consolidated statements of income as operating lease rent. The operating lease agreements contain financial covenants regarding total debt and interest coverage that are identical to those under our credit facilities. The agreements also contain covenants regarding maintenance of the equipment, insurance requirements and prohibitions on liens. As of January 31, 2002, we were in compliance with all of the covenants in these agreements.

        The leases provide that, at maturity, we may elect to purchase the equipment for a stated purchase option amount which is equal to the estimated fair value of the equipment at that date, as determined by an independent appraisal. If we choose not to purchase the equipment, we may be obligated to pay additional amounts under the lease provisions. We are exposed to risks under these lease agreements as follows: (1) To the extent we are unable to make required lease payments, the equipment could be foreclosed, which could have a detrimental impact on our operating results; and (2) to the extent we are financially unable to purchase the equipment (or similar replacement equipment) at maturity, our ability to operate our properties could be impaired, which could likewise have a negative impact on our operating results. We do not consider these risks to be significant due to our historically strong production of cash flow and our access to various other forms of capital. The following table summarizes these operating lease agreements:

Summary of Operating Lease Agreements (in thousands)

Date of agreement	10/30/98	12/21/01	12/28/01	12/28/01	Total

Initial value of leased equipment	$200,000	$112,500	$12,500	$5,500	$330,500
Purchase option at January 31, 2002(1)	$139,600	$112,500	$12,500	$5,500	$270,100
Current termination date	6/30/03	12/21/04	12/28/04	12/28/04

Purchase option at current termination(1)	$118,200	$56,300	$8,400	$3,700	$186,600
Maximum extended termination date(2)	6/30/03	12/21/05	12/28/06	12/28/06

Purchase option at maximum termination(1)	$118,200	$45,000	$6,200	$2,800	$172,200
Frequency of rent payments	Quarterly	Quarterly	Monthly	Monthly

Estimated rent expense fiscal 2003(3)	$23,000	$24,500	$2,500	$1,000	$51,000

(1)
Represents estimated fair value at that date based upon independent appraisal.

(2)
Assumes election of all available renewal periods.

(3)
Estimated based on forward implied LIBOR.

New Projects

Mandalay Bay Convention Center

        We have commenced construction of a convention and meeting complex located on land adjacent to the existing Mandalay Bay Conference Center. The complex will include more than one million square feet of exhibit space. Upon completion of the project, Mandalay Bay will offer a total of almost two million gross square feet of conference and exhibit space. Following the events of September 11, construction of the facility was temporarily suspended. We resumed construction in February and currently expect the facility to open in January 2003. The cost of the convention center, excluding land, preopening expenses and capitalized interest, is estimated to be $235 million. As of January 31, 2002, we had incurred costs of $61.6 million related to this project.

Detroit

        We participate with the Detroit-based Atwater Casino Group in a joint venture that owns and operates a temporary casino in Detroit, Michigan. This joint venture is one of three groups which negotiated casino development agreements with the city. We have a 53.5% ownership interest in the joint venture.

        Pending the development of a permanent hotel/casino, the joint venture constructed a temporary casino (MotorCity Casino) in downtown Detroit, which opened December 14, 1999. The cost of the temporary casino, including land and capitalized interest but excluding preopening expenses, was approximately $150 million. This cost was financed through the joint venture's $150 million credit facility, which is secured by the assets associated with the temporary casino. We have guaranteed this credit facility, which had a balance of $64 million at January 31, 2002. The joint venture's operation of the temporary casino is subject to ongoing regulatory oversight, and its ability to proceed with a permanent hotel/casino project is contingent upon the receipt of all necessary gaming approvals and satisfaction of other conditions.

        We are currently negotiating with the City of Detroit concerning the location and scope of the permanent facility; however, we expect it to include hotel rooms, larger casino space, convention and meeting space, and dining and entertainment facilities. We have committed to contribute 20% of the cost of the permanent facility in the form of an investment in the joint venture. The joint venture will seek to borrow the funds necessary to complete the permanent facility. Because of the uncertainty about the location and scope of the permanent facility, its cost has yet to be determined. The current development agreement provides that we will guarantee completion of the permanent facility and will enter into a keep-well agreement with the city, pursuant to which we could be required to contribute additional funds to continue operation of the permanent facility for a period of two years. This keep-well agreement also applies to the temporary casino. There is no contractual limitation on the amount that we may be required to contribute to the joint venture in order to guarantee the completion of the permanent facility or to keep the project in operation for a period of two years. However, based on the performance of the temporary casino to date, we do not expect that these guarantees will require the outlay of additional capital. We have issued letters of credit totaling $50 million for the benefit of Bank of America in order to back letters of credit issued by Bank of America for the same total amount. The Bank of America letters of credit were issued to secure payments of principal and interest on bonds issued by the Economic Development Corporation of the City of Detroit. The proceeds of the bonds are to be used to finance costs associated with activities (including acquisition) relating to land located along the Detroit River (including the site where the joint venture's permanent facility originally was to be located). However, this restriction on the use of proceeds may be modified as a result of negotiations with the City of Detroit.

        Various lawsuits have been filed in the state and federal courts challenging the constitutionality of the Casino Development Competitive Selection Process Ordinance and the Michigan Gaming Control and Revenue Act, and seeking to appeal the issuance of a certificate of suitability and casino license to MotorCity Casino. In Lac Vieux Desert Band of Lake Superior Chippewa Indians v. The Michigan Gaming Control Board et al., originally filed on February 26, 1997, the Lac Vieux Band of Lake Superior Chippewa Indians has sought to challenge the validity of the Michigan Gaming Control and Revenue Act (the "Michigan Act") and the City of Detroit's Casino Development Competitive Selection Process Ordinance (the "Ordinance"). On October 31, 1997, the United States District Court for the Western District of Michigan issued an opinion holding that the Lac Vieux Band lacked standing to challenge the Michigan Act and the Ordinance on First Amendment and Equal Protection grounds. In a decision issued on April 12, 1999, the United States Court of Appeals for the Sixth Circuit affirmed the District Court's determination that the Lac Vieux Band lacked standing to challenge the Michigan Act. However, the Sixth Circuit reversed the District Court's determination that (i) the Lac Vieux Band lacked standing to challenge the Ordinance, (ii) the First Amendment is not implicated in the Ordinance, and (iii) a rational basis review rather than a strict scrutiny review should be applied in determining the merits of the Lac Vieux equal protection claim regarding the Ordinance. The Sixth Circuit remanded the case to the District Court for further proceedings consistent with the Sixth Circuit's decision. On July 17, 2000, the District Court found in favor of the Defendants as to all matters remanded by the Sixth Circuit Court of Appeals. The Lac Vieux Band appealed the District Court's decision to the Sixth Circuit Court of Appeals which found that the Ordinance in its current form was unconstitutional and remanded the case to the District Court. The plaintiff is taking the position in the District Court that all three Detroit casino licenses, including the MotorCity Casino license, should be rebid in a new competitive selection process and, in addition, that pending completion of the rebidding process, all three casinos should be placed in conservatorship under the Michigan Act. MotorCity Casino and the other two Detroit casinos have each filed briefs with the District Court stating that, for various legal and equitable reasons, the plaintiff is not entitled to the relief it has requested. The matter is presently pending before the District Court which has declared that "the Ordinance in its current form is unconstitutional." The effect of the rulings in this case is uncertain. The plaintiff has also requested the Michigan Gaming Control Board to place the three

Detroit casinos, including MotorCity Casino, into conservatorship under the Michigan Act. The Michigan Gaming Control Board has taken the ruling of the Sixth Circuit Court of Appeals and the plaintiff's request under advisement without comment. The plaintiff filed a lawsuit on April 12, 2002, against the Michigan Gaming Control Board in the Circuit Court of Gogebic County, Michigan, seeking to compel the Board to place the three Detroit casinos into conservatorship. While Mandalay is not a party, our Detroit Joint Venture has intervened in the Lac Vieux lawsuit. Depending on the eventual outcome of this litigation, the continued operation of our Detroit joint venture's temporary facility, and/or its ability to retain its certificate of suitability and casino license for its permanent facility, could be adversely affected or even precluded.

        On February 13, 2002, John Ren filed suit in the Circuit Court of Wayne County, Michigan against our Detroit joint venture and the other two casino operations in Detroit. The plaintiff purports to represent himself and a class consisting of all persons who lost money and/or incurred debts that remain unpaid at any of the three Detroit casinos. Relying on the Sixth Circuit Court of Appeal's Lac Vieux decision, the plaintiff alleges that the three casinos have been operating illegally and continue to do so. The relief sought by the plaintiff includes an injunction to restrain the three casinos from remaining open until properly licensed, compensatory damages, and disgorgement of all profits "unjustly obtained." On April 9, 2002, the Wayne County Circuit Court dismissed the plaintiff's lawsuit. The plaintiff has the right to appeal the dismissal of the lawsuit.

        We continue to operate MotorCity Casino. However, any future ruling by the court in either lawsuit or by the Michigan Gaming Control Board, as well as an adverse ruling in other lawsuits, could affect the joint venture's continued operation of the temporary facility, as well as its ability to retain its certificate of suitability and casino license for its permanent facility. No assurance can be given regarding the timing or outcome of any of these proceedings.

Share Purchases

        In May 2000, our Board of Directors authorized the purchase of up to 15% of our then-outstanding shares of common stock, as market conditions and other factors warranted. In June 2001, the Board announced an additional authorization enabling us to purchase up to 15% of our shares of common stock which remain outstanding after we have fully utilized the May 2000 authorization. Assuming we purchase all of the shares pursuant to the equity forward agreements discussed below, the additional shares that may be purchased as of January 31, 2002, as authorized by the Board of Directors, would be approximately 7.8 million shares.

        During fiscal 2002, we acquired 5.2 million shares of our common stock at a total cost of $125.9 million. During fiscal 2001, we acquired 14.5 million shares of our common stock at a total cost of $247.1 million.

Equity Forward Agreements

        To facilitate our purchase of shares, we entered into equity forward agreements with Bank of America ("B of A" or "the Bank") providing for the Bank's purchase of up to an agreed amount of our outstanding common stock. (Such purchases were to be in accordance with the volume and other limitations of Rule 10b-18 under the Securities Exchange Act of 1934.) The agreements, as amended, provide that on the settlement date, we will purchase from B of A the shares that the Bank then holds. For those shares, we will pay to B of A its acquisition cost (as adjusted by any interim settlements) plus accrued fees (the "Settlement Amount"). At our option, we may acquire all or a portion of the shares at an earlier date, or we may become obligated to acquire all or a portion of the shares at an earlier date under certain circumstances specified in the agreements. The agreements provide for interim settlements whereby we may deliver or receive shares at the end of each calendar quarter so that the aggregate market value of the shares held by B of A is equal to the remaining notional amounts of the agreements. The shares held by B of A at each interim settlement date are valued at the closing price of the stock on that date. To the extent that the value of the shares exceeds the notional amount, B of A delivers equivalent shares to us. To the extent the notional amount exceeds the value, we deliver equivalent shares to B of A.

        Bank of America acquired a total of 6.9 million shares at a total cost of $138.7 million under these agreements. Pursuant to the interim settlement provisions and an amendment to the agreements, we have received a net of 3.2 million shares and reduced the notional amount of the agreements by $38.7 million. As of February 28, 2002, we were entitled to purchase the remaining 3.7 million shares from B of A for the notional amount of $100 million on the settlement date (which was extended to March 31, 2003 by amendment of the agreements), subject to any future adjustment of the notional amount and/or the number of shares under the agreements' interim settlement provisions. The table below summarizes the share purchase and interim settlement activity under these equity forward agreements through the most recent interim settlement date.

Date	Description	Shares Acquired (Delivered) by BofA	Shares Acquired (Delivered) by Mandalay	Increase (Decrease) in Notional Amount
		(in thousands)
9/8/00	Original agreement	4,856	—	$100,000
3/21/01	Amendment (increase of notional amount)	1,246	—	24,933
6/30/01	Interim settlement	(1,543)	1,543	—
9/15/01	Amendment (increase of notional amount)	754	—	13,741
10/31/01	Interim settlement	938	(938)	(35,527)
1/31/02	Interim settlement	(2,438)	2,438	—
2/6/02	Amendment (contract extension to 3/31/03)	(116)	116	(3,147)

	Net amounts	3,697	3,159	$100,000

        Although our current intention is to purchase the shares held by B of A on the settlement date in accordance with the terms of the agreements, we could elect to net settle our obligation in cash or shares (i.e., pay cash or deliver additional shares or receive cash or shares). Upon final settlement of the agreements, B of A will be entitled to receive the Settlement Amount. If we elect to net settle our obligation, and if the net proceeds from the sale of the shares held by B of A total less than the Settlement Amount, we will be required to pay the difference either in cash or in the form of shares with an equivalent value (limited to the maximum number of shares under the agreement). If the net proceeds from the sale of the shares held by B of A total more than the Settlement Amount, B of A will be required to pay us the difference either in cash or in the form of shares with an equivalent value. The number of shares we ultimately acquire from B of A under these equity forward agreements will reduce, by an identical number, the shares we may purchase pursuant to our current share purchase authorizations. Our maximum exposure under the equity forward agreements is limited to the notional amount.

        We incur quarterly interest charges on the notional amount at a current rate equal to LIBOR plus 1.95%. Total interest charges incurred from inception through January 31, 2002, amounted to $7.8 million, of which $6.5 million was incurred in fiscal 2002. In addition, we also incurred structuring fees and commissions totaling $3.7 million, of which $2.0 million was incurred in fiscal 2002. These interest charges and other fees are included in the cost of treasury stock.

Liquidity

        We believe we have sufficient capital resources to meet all of our obligations. These obligations include existing cash obligations, funding of capital commitments on projects under way, and any obligations that may arise pursuant to our equity forward agreements or our operating lease agreements (both discussed above). We also believe our capital resources are sufficient to provide for additional strategic purchases of our common stock or investments in new projects. This belief is based upon our historically strong and dependable operating cash flows and our revolving credit facility. We have also repeatedly demonstrated the ability to raise funds in the debt and equity markets, as most recently evidenced by our issuance in December 2001 of $300 million of Senior Subordinated Notes due 2010. Our operating cash flows are exposed to the risk of a significant downturn in our business. However, we do not believe this poses a significant liquidity risk because of the historical magnitude and stability of our cash flows. Furthermore, as of January 31, 2002, we had $670 million of borrowing capacity available under our revolving bank facility (which expires July 2006), of which we could utilize $250 million under the most restrictive of our loan covenants. Our borrowing capacity under these covenants can fluctuate substantially from quarter to quarter depending upon our operating cash flow.

Contractual Obligations and Commitments

        The following table summarizes our contractual obligations and commitments as of January 31, 2002:

Description	2003	2004	2005	2006	2007	Thereafter
	(in thousands)
Long-term debt	$39,251	$325,179	$289	$275,289	$580,112	$1,301,218
Operating leases	52,202	36,825	27,926	661	610	5,419
Other long-term obligations	—	—	—	—	—	—

Total contractual cash obligations	$91,453	$362,004	$28,215	$275,950	$580,722	$1,306,637

Equity forward agreements(1)	$—	$100,000	$—	$—	$—	$—
Guarantee of Detroit credit facility	—	—	—	—	—	—
Letters of credit supporting Detroit revenue bonds(2)	—	—	—	—	—	—
Detroit permanent casino equity contribution(3)	—	—	—	—	—	—
Detroit permanent casino completion guarantee(4)	—	—	—	—	—	—
Detroit permanent casino make-well agreement(5)	—	—	—	—	—	—

Total other commitments	$—	$100,000	$—	$—	$—	$—

(1)
Assumes we purchase the remaining shares held by Bank of America pursuant to the equity forward agreements at the maturity date of March 31, 2003.

(2)
We have issued letters of credit totaling $50 million to secure payments of principal and interest on bonds issued by the Economic Development Corporation of the City of Detroit. The proceeds of the bonds are to be used to finance costs associated with acquiring land for the joint venture's permanent facility.

(3)
We are committed to contribute 20% of the cost of the permanent facility in the form of an investment in the Detroit joint venture. The scope of the permanent casino cannot be determined at this time; consequently, the timing and the amount of the required equity contribution cannot be determined.

(4)
The current development agreement with the City of Detroit provides that we will guarantee completion of our joint venture's permanent facility. If we contribute additional amounts pursuant to this guarantee, there will be no proportionate increase in our ownership of the Detroit joint venture. There is no contractual limit on the amount we may be required to contribute under this guarantee.

(5)
The current development agreement with the City of Detroit provides that we will enter into a keep-well agreement with the city pursuant to which we could be required to contribute additional funds, to the extent needed, to continue operation of the facility for a period of two years. If we contribute additional amounts pursuant to this guarantee, there will be no proportionate increase in our ownership of the Detroit joint venture. There is no contractual limit on the amount we may be required to contribute under this agreement.

Market Risk and Derivative Financial Instruments

        Mandalay is exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our variable-rate debt. We manage this market risk by utilizing derivative financial instruments in accordance with established policies and procedures. We evaluate our exposure to market risk by monitoring interest rates in the marketplace. We do not utilize derivative financial instruments for trading purposes. There were no material quantitative changes in our market risk exposure, or in how such risks were managed, during fiscal 2002.

        Our derivative financial instruments consist exclusively of interest rate swap agreements. Interest differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expense. Interest rate swaps related to debt are initially matched either with specific fixed-rate debt obligations or with levels of variable-rate borrowings.

        To manage our exposure to counterparty credit risk in interest rate swaps, we enter into agreements with highly rated institutions that can be expected to fully perform under the terms of such agreements. Frequently, these institutions are also members of the bank group providing our credit facilities, which management believes further minimizes the risk of nonperformance.

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

	Year ending January 31,
	2003	2004	2005	2006	2007	Thereafter	Total
	(in millions)
Long-term debt (including current portion) Fixed-rate	$0.3	$300.2	$0.3	$275.3	$200.1	$1,301.1	$2,077.3
Average interest rate	6.7%	6.7%	6.6%	9.2%	6.5%	9.2%	8.6%
Variable-rate	$39.0	$25.0	$—	$—	$380.0	$—	$444.0
Average interest rate	2.2%	4.3%	—	—	6.5%	—	6.0%
Interest rate swaps
Pay fixed	$350.0	$200.0	$—	$—	$—	$—	$550.0
Average payable rate	6.4%	6.4%	—	—	—	—	6.4%
Average receivable rate	2.6%	4.7%	—	—	—	—	3.4%

Forward-Looking Statements

        This report includes forward-looking statements which we have based on our current expectations about future events. They include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including statements relating to our business strategy, our current and future development plans, and statements that include the words "may," "could," "should," "would," "believe," "expect," "anticipate," "estimate," "intend," "plan" or similar expressions. These forward-looking statements are subject to risks, uncertainties, and assumptions about us and our operations that are subject to change based on various important factors, some of which are beyond our control. Factors that could cause our financial performance to differ materially from the goals, plans, objectives, intentions and expectations expressed in our forward-looking statements include the following: (i) our development and construction activities and those of the joint ventures in which we participate, (ii) competition, (iii) our dependence on existing management, (iv) leverage and debt service (including sensitivity to fluctuations in interest rates and ratings which national rating agencies assign to our outstanding debt securities), (v) domestic and global economic, credit and capital market conditions, (vi) changes in federal or state tax laws or the administration of those laws, (vii) changes in gaming laws or regulations (including the legalization or expansion of gaming in certain jurisdictions), (viii) expansion of gaming on Native American lands, including such lands in California, (ix) applications for licenses and approvals under applicable laws and regulations (including gaming laws and regulations), (x) regulatory or judicial proceedings, and (xi) consequences of any future security alerts and/or terrorist attacks such as those that occurred on September 11, 2001. Additional information concerning potential factors that we think could cause our actual results to differ materially from expected and historical results is included under the caption "Factors that May Affect Our Future Results" in Item 1 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2002. If one or more of the assumptions underlying our forward-looking statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements contained in this report. Therefore, we caution you not to place undue reliance on our forward-looking statements. This statement is provided as permitted by the Private Securities Litigation Reform Act of 1995.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

        The information in Item 7 of this report under the caption "Market Risk and Derivative Financial Instruments" is incorporated herein by this reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MANDALAY RESORT GROUP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 31,
	2002	2001
	(in thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$105,905	$105,941
Accounts receivable, net of allowance	58,372	78,359
Income tax receivable	18,089	—
Inventories	30,555	31,180
Prepaid expenses	40,848	40,986
Deferred income tax	13,218	30,164

Total current assets	266,987	286,630

Property, equipment and leasehold interests, at cost, net	3,049,812	3,236,824

Other assets
Excess of purchase price over fair market value of net assets acquired, net	45,445	65,778
Investments in unconsolidated affiliates	554,086	560,987
Other investments	35,751	27,021
Deferred charges and other assets	84,953	71,026

Total other assets	720,235	724,812

Total assets	$4,037,034	$4,248,266

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$39,251	$42,262
Accounts and contracts payable
Trade	33,473	37,275
Construction	8,284	3,920
Accrued liabilities
Salaries, wages and vacations	52,680	51,866
Progressive jackpots	11,556	11,334
Advance room deposits	13,242	14,069
Interest	58,592	53,122
Other	92,163	82,827

Total current liabilities	309,241	296,675

Long-term debt, net of current portion	2,482,087	2,623,597

Other liabilities
Deferred income tax	199,478	235,763
Deferred gain	28,339	—
Other long-term liabilities	80,919	41,966

Total other liabilities	308,736	277,729

Total liabilities	3,100,064	3,198,001

Commitments and contingent liabilities
Minority interest	(3,639)	(18,675)

Stockholders' equity
Common stock $.01 2/3 par value Authorized—450,000,000 shares Issued—113,634,013 shares	1,894	1,894
Preferred stock $.01 par value Authorized—75,000,000 shares	—	—
Additional paid-in capital	572,992	572,207
Retained earnings	1,374,376	1,321,332
Accumulated other comprehensive loss	(21,902)	(6,804)
Treasury stock (45,278,193 and 37,357,777 shares), at cost	(986,751)	(819,689)

Total stockholders' equity	940,609	1,068,940

Total liabilities and stockholders' equity	$4,037,034	$4,248,266

The accompanying notes are an integral part of these consolidated financial statements.

MANDALAY RESORT GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year ended January 31,
	2002	2001	2000
	(in thousands, except share data)
Revenues
Casino	$1,201,707	$1,221,595	$925,499
Rooms	581,551	611,352	534,132
Food and beverage	410,276	418,081	346,647
Other	332,253	299,753	251,509
Earnings of unconsolidated affiliates	113,287	114,645	98,627

	2,639,074	2,665,426	2,156,414
Less-complimentary allowances	(177,275)	(169,642)	(131,509)

	2,461,799	2,495,784	2,024,905

Costs and expenses
Casino	669,719	670,243	494,054
Rooms	197,300	203,352	189,419
Food and beverage	283,864	299,726	276,261
Other	219,358	200,236	170,654
General and administrative	417,149	409,603	339,455
Corporate general and administrative	20,981	21,153	22,464
Depreciation and amortization	216,001	217,984	178,301
Operating lease rent	32,185	40,121	25,994
Preopening expenses	2,155	1,832	49,134
Impairment loss	52,027	—	—
Abandonment loss	—	—	5,433

	2,110,739	2,064,250	1,751,169

Income from operations	351,060	431,534	273,736

Other income (expense)
Interest, dividends and other income	(1,163)	8,339	2,369
Guarantee fees from unconsolidated affiliate	2,264	2,498	2,775
Interest expense	(221,352)	(219,940)	(164,387)
Interest expense from unconsolidated affiliates	(8,451)	(11,293)	(11,085)

	(228,702)	(220,396)	(170,328)

Minority interest	(29,352)	(16,746)	(292)

Income before provision for income taxes	93,006	194,392	103,116
Provision for income taxes	39,962	74,692	38,959

Income before cumulative effect of change in accounting principle	53,044	119,700	64,157
Cumulative effect of change in accounting for preopening expenses, net of tax benefit of $11,843	—	—	(21,994)

Net income	$53,044	$119,700	$42,163

Basic earnings per share:
Income before cumulative effect of change in accounting principle	$.73	$1.53	$.71
Cumulative effect of change in accounting principle	—	—	(.24)

Net income	$.73	$1.53	$.47

Diluted earnings per share:
Income before cumulative effect of change in accounting principle	$.71	$1.50	$.70
Cumulative effect of change in accounting principle	—	—	(.24)

Net income	$.71	$1.50	$.46

Average shares outstanding (basic)	72,798,916	78,334,735	90,607,487

Average shares outstanding (diluted)	74,459,831	79,700,614	91,896,224

The accompanying notes are an integral part of these consolidated financial statements.

MANDALAY RESORT GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended January 31,
	2002	2001	2000
	(in thousands)
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
Net income	$53,044	$119,700	$42,163

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	216,001	217,984	178,301
Provision for bad debts	20,381	21,329	13,856
Increase (decrease) in deferred income tax	(11,864)	25,023	(8,104)
Increase (decrease) in interest payable	5,470	33,727	(8,372)
Increase in accrued pension cost	7,536	4,363	2,888
Loss on sale of fixed assets	1,973	290	2,903
Impairment loss	52,027	—	—
Increase in other current assets	(17,720)	(33,381)	(67,653)
Increase in other current liabilities	5,743	18,584	42,930
(Increase) decrease in other noncurrent assets	13,404	(551)	32,556
Decrease in other noncurrent liabilities	—	—	(49)
Unconsolidated affiliates' (earnings in excess of distributions) distributions in excess of earnings	(2,783)	22,077	(6,419)
Minority interest in earnings, net of distributions	15,036	6,421	—

Total adjustments	305,204	315,866	182,837

Net cash provided by operating activities	358,248	435,566	225,000

Cash flows from investing activities
Capital expenditures	(156,742)	(110,220)	(352,133)
Increase (decrease) in construction payable	4,364	(29,495)	(63,474)
Increase in other investments	(10,802)	(16,755)	(10,267)
Decrease in investments in unconsolidated affiliates	—	—	10,728
Net cash paid for additional ownership interest in joint venture	—	—	(25,225)
(Increase) decrease in notes receivable	1,667	(145)	(24,952)
Proceeds from sale of equipment and other assets	1,734	2,408	697
Other	(126)	370	—

Net cash used in investing activities	(159,905)	(153,837)	(464,626)

Cash flows from financing activities
Proceeds from issuance of senior and senior subordinated notes	297,836	700,000	—
Proceeds from sale-leaseback transactions	130,500	—	—
Net effect on cash of issuances and payments of debt with initial maturities of three months or less	(380,000)	(715,576)	294,990
Principal payments of debt with initial maturities in excess of three months	(62,498)	(23,000)	(3,425)
Debt issuance costs	(16,233)	(16,325)	(1,072)
Exercise of stock options	5,054	17,797	17,616
Purchases of treasury stock	(125,910)	(247,128)	(29,627)
Interim settlements and interest under equity forward agreements	(45,517)	(2,405)	—
Other	(1,611)	(5,768)	(3,628)

Net cash provided by (used in) financing activities	(198,379)	(292,405)	274,854

Net increase (decrease) in cash and cash equivalents	(36)	(10,676)	35,228
Cash and cash equivalents at beginning of year	105,941	116,617	81,389

Cash and cash equivalents at end of year	$105,905	$105,941	$116,617

Supplemental cash flow disclosures
Cash paid for interest (net of amounts capitalized)	$209,418	$183,638	$170,272
Cash paid for income taxes	$58,132	$38,731	$42,551
Noncash items
Decrease in market value of interest rate swaps	$24,119	$—	$—
Decrease in market value of pension investment	$2,073	$—	$—
Minimum pension liability adjustment	$8,735	$23,179	$—
Acquisition of additional ownership interest in joint venture
Cash paid	$—	$—	$(38,386)
Current assets, other than cash	—	—	(13,462)
Property and equipment	—	—	(152,037)
Other assets	—	—	(14,092)
Current liabilities	—	—	33,693
Long-term debt	—	—	179,180
Stockholders' equity	—	—	(20,121)

Net cash paid for acquisition	$—	$—	$(25,225)

The accompanying notes are an integral part of these consolidated financial statements.

MANDALAY RESORT GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock Issued				Accumulated Other Comprehensive Loss
			Additional Paid-in Capital	Retained Earnings		Treasury Stock	Total Stockholders' Equity
	Shares	Amount
	(in thousands)
Balance, January 31, 1999	113,623	$1,894	$558,935	$1,159,469	$—	$(562,670)	$1,157,628
Net income	—	—	—	42,163	—	—	42,163
Exercise of stock options	11	—	6,990	—	—	10,626	17,616
Treasury stock acquired (1,672 shares), at cost	—	—	—	—	—	(29,627)	(29,627)

Balance, January 31, 2000	113,634	1,894	565,925	1,201,632	—	(581,671)	1,187,780
Net income	—	—	—	119,700	—	—	119,700
Minimum pension liability adjustment	—	—	—	—	(6,804)	—	(6,804)

Total comprehensive income							112,896
Exercise of stock options	—	—	6,282	—	—	11,515	17,797
Treasury stock acquired (14,534 shares), at cost	—	—	—	—	—	(247,128)	(247,128)
Interest under equity forward agreements	—	—	—	—	—	(2,405)	(2,405)

Balance, January 31, 2001	113,634	1,894	572,207	1,321,332	(6,804)	(819,689)	1,068,940
Net income	—	—	—	53,044	—	—	53,044
Minimum pension liability adjustment	—	—	—	—	1,005	—	1,005
Interest rate swap market adjustment	—	—	—	—	(16,103)	—	(16,103)

Total comprehensive income							37,946
Exercise of stock options	—	—	689	—	—	4,365	5,054
Treasury stock acquired (5,186 shares), at cost	—	—	—	—	—	(125,910)	(125,910)
Interim settlements and interest under equity forward agreements	—	—	—	—	—	(45,517)	(45,517)
Other	—	—	96	—	—	—	96

Balance, January 31, 2002	113,634	$1,894	$572,992	$1,374,376	$(21,902)	$(986,751)	$940,609

The accompanying notes are an integral part of these consolidated financial statements.

MANDALAY RESORT GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

        Mandalay Resort Group (the "Company"), which changed its name from Circus Circus Enterprises, Inc. effective June 18, 1999, was incorporated February 27, 1974 in Nevada. The Company owns and operates hotel and casino facilities in Las Vegas, Reno, Laughlin, Jean and Henderson, Nevada and a hotel and dockside casino in Tunica County, Mississippi. In Detroit, Michigan, the Company is the majority investor in a temporary casino which opened December 14, 1999. It is also an investor in several unconsolidated affiliates, with operations that include a riverboat casino in Elgin, Illinois, a hotel/casino in Reno, Nevada and a hotel/casino on the Las Vegas Strip. (See Note 5—Investments in Unconsolidated Affiliates.)

        The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and the Detroit joint venture (53.5% owned), which is required to be consolidated. Material intercompany accounts and transactions have been eliminated. Investments in 50% or less owned affiliated companies are accounted for under the equity method.

CASH EQUIVALENTS

        At January 31, 2002 and 2001, cash equivalents (consisting principally of money market funds and instruments with initial maturities of three months or less) had a cost approximately equal to market value.

INVENTORIES

        Inventories (consisting primarily of food, beverage and retail inventories) are stated at the lower of cost or market. Cost is determined using the first-in, first-out and the average cost methods.

PROPERTY AND EQUIPMENT

        Property and equipment are stated at cost. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Gains or losses on dispositions of property and equipment are included in the determination of income.

        Depreciation and amortization of property, equipment and leasehold interests are provided using the straight-line method over the following estimated useful lives:

Buildings and improvements	15-45 years
Equipment, furniture and fixtures	3-15 years
Leasehold interests and improvements	5-16 years

CAPITALIZED INTEREST

        The Company capitalizes interest costs associated with debt incurred in connection with major construction projects. When debt is not specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company's average cost of borrowed money. Capitalization of interest ceases when a project is substantially complete or construction activities are no longer underway. The amounts capitalized during the years ended January 31, 2002, 2001 and 2000, were $1.0 million, $1.6 million and $11.0 million, respectively.

LONG-LIVED ASSETS

        Long-lived assets are comprised of intangible assets and property, plant and equipment. Long-lived assets are reviewed for impairment, on a property by property basis (the lowest level for which there are identifiable cash flows), whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Pursuant to the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), an estimate of undiscounted future cash flows produced by the asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists. If an asset is determined to be impaired based on expected future cash flows, a loss, measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset, is recognized in the consolidated statements of income. Assets to be disposed of are reported at the lower of the carrying amount or its estimated net realizable value.

        Pursuant to SFAS 121, the Company determined that the carrying values of its two Jean properties, Gold Strike and Nevada Landing, exceeded their fair values and, accordingly, recognized an impairment loss of $52.0 million in fiscal 2002. The properties' fair values were determined based upon several valuation approaches, including discounted future cash flows and cash flow multiples. The write-down reflects the downturn in operating results at these properties over the past few years due to the continued expansion of Native American casinos in California. Of the $52.0 million write-down, $17.9 million represented goodwill.

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144, which is effective for the Company in fiscal 2003, supercedes SFAS 121 and portions of other accounting statements. The provisions applicable to the Company are substantially the same as those applied under SFAS 121.

TREASURY STOCK

        Shares purchased and placed in treasury are valued at cost. Shares are removed from treasury using the first-in, first-out method. Interest charges and other fees related to the Company's equity forward agreements are included in treasury stock, net of the related tax benefit. (See Note 15—Equity Forward Agreements.)

CASINO REVENUES

        Casino revenues are the net difference between the sums received as winnings and the sums paid as losses. Incentives, such as discounts to induce casino play, are deducted from gross revenues.

COMPLIMENTARY ALLOWANCES

        Revenues include the retail value of rooms, food and beverage furnished gratuitously to customers. Such amounts are then deducted as complimentary allowances.

        The estimated cost of providing such complimentary allowances, as they relate to the casino department, was included in casino expenses as follows:

	Year ended January 31,
	2002	2001	2000
	(in thousands)
Rooms	$19,341	$18,580	$17,291
Food and beverage	93,405	94,440	73,495
Other	13,405	11,042	11,879

	$126,151	$124,062	$102,665

PLAYER CLUB POINTS

        The Company's player club allows customers to earn "points" based on the volume of their gaming activity. These points are redeemable for certain complimentary services and/or cash rebates. In February 2001, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus in EITF Issue No. 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future." EITF Issue No. 00-22 requires that the redemption of points for cash be recognized as a reduction of revenue. The Company has complied with the requirements of EITF Issue No. 00-22 in the accompanying condensed consolidated statements of income, including reclassification of prior period amounts. The adoption of EITF Issue No. 00-22 does not affect net income.

        Points are accrued based upon their historical redemption rate multiplied by the cash value or the cost of providing the applicable complimentary services. Casino revenues were reduced by the value of player club points earned of $28.3 million, $28.4 million and $26.0 million in the years ended January 31, 2002, 2001 and 2000, respectively.

PREOPENING EXPENSES

        Preopening expenses consist principally of direct incremental personnel costs and advertising and marketing expenses. In accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5, preopening expenses incurred through January 31, 1999 ($33.8 million), on projects opening after that date, are reflected, net of income tax benefit of $11.8 million, as a cumulative effect of a change in accounting principle for preopening expenses in the consolidated statements of income. Preopening expenses incurred after January 31, 1999 are expensed as incurred. Previously, these costs were capitalized prior to the opening of the specific project and were charged to expense at the commencement of operations.

        For the year ended January 31, 2002, preopening expenses of $2.2 million related primarily to the new convention center at Mandalay Bay expected to open in January 2003. For the year ended January 31, 2001, preopening expenses of $1.8 million related to the Shark Reef at Mandalay Bay, which opened June 20, 2000. For the year ended January 31, 2000, preopening expenses of $83.0 million (including the write-off of $33.8 million of previously capitalized preopening expenses) related primarily to Mandalay Bay, which opened March 2, 1999, and the Company's joint venture in Detroit, which opened December 14, 1999.

ABANDONMENT LOSS

        During fiscal 2000, the Company wrote off $5.4 million related to a proposed timeshare resort in Las Vegas which the Company decided not to pursue.

INCOME TAXES

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on the income tax provision and deferred tax assets and liabilities is recognized in the results of operations in the period that includes the enactment date.

EARNINGS PER SHARE

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

	Year ended January 31,
	2002	2001	2000
	(in thousands, except per share data)
Net income	$53,044	$119,700	$42,163

Weighted average shares outstanding (basic earnings per share)	72,799	78,335	90,607
Stock options	1,661	1,366	1,289

Weighted average shares outstanding (diluted earnings per share)	74,460	79,701	91,896

Basic earnings per share	$.73	$1.53	$.47

Diluted earnings per share	$.71	$1.50	$.46

COMPREHENSIVE INCOME

        In fiscal 2001, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting of comprehensive income and its components; however, the adoption of this statement does not impact the Company's net income. Comprehensive income is a broad concept of an enterprise's financial performance that includes all changes in equity during a period that arise from transactions and economic events from nonowner sources. Comprehensive income is net income plus "other comprehensive income," which consists of revenues, expenses, gains and losses that do not affect net income under Generally Accepted Accounting Principles. Other comprehensive income for the Company includes adjustments for minimum pension liability and adjustments to interest rate swaps, net of tax. The accumulated other comprehensive loss reflected on the balance sheet consisted of the following:

	January 31,
	2002	2001
	(in thousands)
Minimum pension liability adjustment	$5,799	$6,804
Adjustment to interest rate swaps	16,103	—

Accumulated other comprehensive loss	$21,902	$6,804

USE OF ESTIMATES

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and affect the disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

        The financial statements for prior years reflect certain reclassifications, which have no effect on net income, to conform with classifications adopted in the current year. These include reclassifying goodwill related to the Company's acquisition of the investments in Grand Victoria and Monte Carlo. (See Note 4—Goodwill.)

Note 2.  Accounts Receivable

        The Company extends credit to approved casino customers. These receivables are the principal financial instruments that potentially subject the Company to concentration of credit risk. The Company maintains an allowance for doubtful accounts to reduce the receivables to their estimated collectible amount, which approximates fair value. As of January 31, 2002, management believes that there are no concentrations of credit risk for which an allowance has not been established and recorded. The collectibility of foreign and domestic receivables could be affected by future business or economic conditions or other significant events in the United States or in the countries in which foreign customers reside. Bad debt expense was $20.4 million, $21.3 million and $13.9 million for the years ended January 31, 2002, 2001 and 2000, respectively.

        Accounts receivable consisted of the following:

	January 31,
	2002	2001
	(in thousands)
Casino	$64,036	$75,642
Hotel	20,601	30,189
Other	9,139	5,849

	93,776	111,680
Less—allowance for doubtful accounts	(35,404)	(33,321)

	$58,372	$78,359

        The above allowance for doubtful accounts includes $32.8 million and $31.7 million related to casino receivables at January 31, 2002 and 2001, respectively.

Note 3.  Property, Equipment and Leasehold Interests

        Property, equipment and leasehold interests consisted of the following:

	January 31,
	2002	2001
	(in thousands)
Land and land leases	$395,805	$382,793
Buildings and improvements	3,037,800	3,088,717
Equipment, furniture and fixtures	674,830	809,616
Leasehold interests and improvements	8,664	8,664

	4,117,099	4,289,790
Less—accumulated depreciation and amortization	(1,162,203)	(1,077,322)
	2,954,896	3,212,468
Construction in progress	94,916	24,356

	$3,049,812	$3,236,824

Note 4.  Goodwill

        The excess of the purchase price over the fair value of net assets of businesses acquired (goodwill) is amortized using the straight-line method over 25-40 years. When events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable, the Company measures the amount of impairment, if any, by assessing current and future levels of income and cash flows as well as other factors.

        On December 14, 1999, the Company purchased an additional ownership interest in a joint venture which operates MotorCity Casino, a temporary casino in Detroit, Michigan, bringing its total ownership interest in the joint venture to 53.5%. The excess of the purchase price over the fair market value of the net assets acquired amounted to $38.4 million.

        On June 1, 1995, the Company completed its acquisition of a group of properties (collectively, the "Gold Strike Properties") consisting of (i) two hotel/casino facilities in Jean, Nevada (see Note 1 regarding an impairment loss at these properties); (ii) a hotel/casino in Henderson, Nevada; (iii) a 50% interest in a joint venture which owns Grand Victoria, a riverboat casino and land-based entertainment complex in Elgin, Illinois; and (iv) a 50% interest in a joint venture which owns the Monte Carlo, a major hotel/casino on the Las Vegas Strip. The excess of the purchase price over the fair market value of the net assets acquired amounted to $394.5 million.

        When the Gold Strike acquisition was consumated, the Company recorded the entire excess of the purchase price over the fair market value of net assets acquired as goodwill. However, the majority of the excess related to the value of the investments in Grand Victoria and Monte Carlo. Since the amount was not assigned to the specific assets (e.g., property and equipment) of the joint ventures, it was properly treated as goodwill. With the pending adoption of a new accounting standard for goodwill (see below), goodwill related to investments in unconsolidated affiliates should be reviewed differently for impairment than other goodwill. Therefore, unamortized goodwill of $309.2 million at January 31, 2002 was reclassified to investment in unconsolidated affiliates. This reclassification had no impact on the Company's reported net income.

        On February 1, 1983, the Company purchased the Edgewater Hotel and Casino in Laughlin, Nevada. The excess of the purchase price over the fair market value of the net assets acquired amounted to $9.7 million.

        On November 1, 1979, the Company purchased the Slots-A-Fun Casino in Las Vegas. The excess of the purchase price over the fair market value of the net assets acquired amounted to $4.2 million.

        Goodwill amortization was $11.8 million, $11.8 million and $10.5 million for the years ended January 31, 2002, 2001 and 2000, respectively, including amortization of goodwill associated with the Grand Victoria and Monte Carlo joint ventures. Accumulated goodwill amortization was $10.2 million and $11.3 million as of January 31, 2002 and 2001, respectively.

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 provides that goodwill will no longer be amortized, but will instead be reviewed for impairment at least annually. SFAS 142 is effective for the Company on February 1, 2002. The Company has begun its review of existing goodwill for impairment. After the review is complete, any impairment will be recognized as a cumulative effect of a change in accounting principle in the quarter ended April 30, 2002.

Note 5.  Investments in Unconsolidated Affiliates

        The Company has investments in unconsolidated affiliates that are accounted for under the equity method. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of earnings, losses and distributions of these companies. The investment balance also includes interest capitalized during construction. The investment balances for Grand Victoria and Monte Carlo are greater than the carrying values of the net assets of the respective unconsolidated affiliates due primarily to goodwill recognized when the Company acquired the investments. (See Note 4—Goodwill.) Investments in unconsolidated affiliates consisted of the following:

	January 31,
	2002	2001
	(in thousands)
Circus and Eldorado Joint Venture (50%) (Silver Legacy, Reno, Nevada)	$77,029	$72,222
Elgin Riverboat Resort (50%) (Grand Victoria, Elgin, Illinois)	251,022	255,640
Victoria Partners (50%) (Monte Carlo, Las Vegas, Nevada)	226,035	233,125

	$554,086	$560,987

        The Company's unconsolidated affiliates operate with fiscal years ending on December 31. Summarized balance sheet information of the unconsolidated affiliates as of December 31, 2001 and 2000 is as follows:

	2001	2000
	(in thousands)
Current assets	$116,709	$108,869
Property and other assets, net	655,147	673,773
Current liabilities	182,193	94,137
Long-term debt and other liabilities	135,000	244,000
Equity	454,663	444,505

        Selected results of operations for each of the unconsolidated affiliates for the years ended December 31, 2001 and 2000 are as follows:

	December 31, 2001
	Silver Legacy	Grand Victoria	Monte Carlo	Total
	(in thousands)
Revenues	$164,677	$410,248	$256,586	$831,511
Expenses	130,595	284,101	189,737	604,433
Operating income	34,082	126,147	66,849	227,078
Net income	21,120	127,594	62,575	211,289
	December 31, 2000
	Silver Legacy	Grand Victoria	Monte Carlo	Total
	(in thousands)
Revenues	$177,489	$394,438	$276,558	$848,485
Expenses	140,246	278,571	198,002	616,819
Operating income	37,243	115,867	78,556	231,666
Net income	21,770	117,594	72,348	211,712

Note 6. Other Investments

        The Company has adopted a Supplemental Executive Retirement Plan ("SERP"), a defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key employees upon retirement. The SERP is an unfunded plan. However, the Company is informally funding the plan through life insurance contracts on the participants. These life insurance contracts had cash surrender values of $28.6 million and $20.6 million at January 31, 2002 and 2001, respectively.

Note 7. Deferred Charges and Other Assets

        Deferred charges and other assets consisted of the following:

	January 31,
	2002	2001
	(in thousands)
Debt issuance costs, net	$38,893	$28,122
Intangible asset related to SERP	22,992	12,712
Other	23,068	30,192

	$84,953	$71,026

        The Company incurs discounts, structuring fees and other costs in connection with its issuance of notes and in connection with its credit facilities. Debt issuance costs are capitalized when incurred and amortized to interest expense based on the related debt maturities using the straight-line method, which approximates the effective interest method. The amortization of debt issuance costs included in interest expense was $6.5 million, $4.9 million and $3.7 million for the years ended January 31, 2002, 2001 and 2000, respectively.

        With respect to the intangible asset related to the SERP, the Company accounts for the SERP according to Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" ("SFAS 87"). SFAS 87 requires the recognition of an intangible asset in an amount equal to the additional minimum liability, provided that such intangible asset may not exceed the amount of unrecognized prior service cost and unrecognized net obligation. The amount by which the additional minimum liability exceeds unrecognized prior service cost and unrecognized net obligation is recorded as a negative component of stockholders' equity through comprehensive income (net of related tax benefits).

Note 8. Long-term Debt

        Long-term debt consisted of the following:

	January 31,
	2002	2001
	(in thousands)
Amounts due under bank credit agreements at floating interest rates, weighted average of 3.6% and 6.9%	$380,000	$760,000
Amounts due under majority-owned joint venture revolving credit facility at floating interest rates, weighted average of 3.3% and 7.1%	64,000	127,000
6 3/4% Senior Subordinated Notes due 2003 (net of unamortized discount of $23 and $39)	149,977	149,961
9 1/4% Senior Subordinated Notes due 2005	275,000	275,000
6.45% Senior Notes due 2006 (net of unamortized discount of $176 and $220)	199,824	199,780
10 1/4% Senior Subordinated Notes due 2007	500,000	500,000
9 1/2% Senior Notes due 2008	200,000	200,000
9 3/8% Senior Subordinated Notes due 2010 (net of unamortized discount of $2,142)	297,858	—
7 5/8% Senior Subordinated Debentures due 2013	150,000	150,000
7.0% Debentures due 2036 (net of unamortized discount of $92 and $106)	149,908	149,894
6.70% Debentures due 2096 (net of unamortized discount of $88 and $135)	149,912	149,865
Other notes	4,859	4,359

	2,521,338	2,665,859
Less—current portion	(39,251)	(42,262)

	$2,482,087	$2,623,597

        In August 2001, the Company replaced its $1.8 billion unsecured credit facility, dated May 23, 1997, with three separate facilities that totaled $1.25 billion. These credit facilities included a $150 million capital markets term loan facility which was paid in full using a portion of the net proceeds received from the issuance of $300 million of Senior Subordinated Notes in December 2001 (discussed more fully below), thus reducing the borrowing capacity to $1.1 billion under the two remaining facilities. The remaining credit facilities, which are for general corporate purposes, include a $250 million term loan facility, the entire amount of which was outstanding at January 31, 2002, and an $850 million revolving facility, $130 million of which was outstanding at January 31, 2002. Each of the credit facilities is unsecured and provides for the payment of interest, at the Company's option, either at a rate equal to or an increment above the higher of the Bank of America, N.A. "prime rate" and the Federal Reserve Board "Federal Funds Rate" plus 50 basis points or, alternatively, at a Eurodollar-based rate. The entire principal amount outstanding under the credit facilities becomes due and payable on August 21, 2006, unless the maturity date is extended with the consent of the lenders. While the debt instruments issued under the above credit facilities are short term in tenor, they are classified as long-term debt because it is management's intention to continue to replace such borrowings on a rolling basis as various instruments come due and to have such borrowings outstanding for longer than one year.

        Each of the credit facilities includes financial covenants regarding total debt and interest coverage and contains covenants that limit the Company's ability, among other things, to dispose of assets, make distributions on its capital stock, engage in a merger, incur liens and engage in transactions with its affiliates. In December 2001, the Company amended the covenants under each of its credit facilities to provide for more liberal tests for total debt and interest coverage. These amendments were obtained to address the impact of the terrorist attacks on September 11, 2001. The amended covenants were effective with the quarter ended January 31, 2002 and will continue to provide relief through the quarter ending April 30, 2003. At January 31, 2002, the Company was in compliance with all of the covenants in its credit facilities and, under the most restrictive loan covenant, was restricted from issuing additional debt in excess of approximately $250 million.

        On December 14, 1999, the Company acquired an additional 8.5% ownership interest in the joint venture that owns and operates MotorCity Casino in Detroit, Michigan, bringing the total ownership interest to 53.5%. Therefore, long-term debt of that joint venture is reflected as an obligation of the Company. In June 1999, the joint venture entered into a $150 million reducing revolving credit facility which matures on June 30, 2003. The credit facility reduces by fixed amounts quarterly (which began on December 31, 2000) and contains financial covenants regarding total debt, capital expenditures and investments. At January 31, 2002, the joint venture was in compliance with all of these covenants. The credit facility, which is guaranteed by the Company, was used primarily to develop and construct the temporary casino facility. The fair value of the debt issued under the credit facility approximates the carrying amount of the debt.

        On December 20, 2001, the Company issued $300 million principal amount of 9 3/8% Senior Subordinated Notes due February 15, 2010 (the "9 3/8% Notes"), with interest payable each February and August. The 9 3/8% Notes are redeemable prior to maturity at the option of the Company, in whole, at 100% of the principal amount plus a make-whole premium. The 9 3/8% Notes, which were discounted to $297.8 million, are not subject to any sinking fund requirements. The net proceeds from this offering were used to repay borrowings under the Company's credit facilities. As of January 31, 2002, the estimated fair value of the 9 3/8% Notes was $307.5 million, based on their trading price.

        On August 16, 2000, the Company issued $200 million principal amount of 9 1/2% Senior Notes due August 2008 (the "9 1/2% Notes"), with interest payable each February and August. The 9 1/2% Notes are redeemable prior to maturity at the option of the Company, in whole, at 100% of the principal amount plus a make-whole premium. The 9 1/2% Notes are not subject to any sinking fund requirements. The net proceeds from this offering were used to repay borrowings under the Company's credit facility. As of January 31, 2002, the estimated fair value of the 9 1/2% Notes was $214.3 million, based on their trading price.

        On July 24, 2000, the Company issued $500 million principal amount of 10 1/4% Senior Subordinated Notes due August 2007 (the "10 1/4% Notes"), with interest payable each February and August. The 10 1/4% Notes are redeemable prior to maturity at the option of the Company, in whole, at 100% of the principal amount plus a make-whole premium. A portion of the 10 1/4% Notes are also redeemable at the option of the Company prior to August 1, 2003 with the proceeds of a public offering of equity securities. The 10 1/4% Notes are not subject to any sinking fund requirements. The net proceeds from this offering were used to repay borrowings under the Company's credit facility. As of January 31, 2002, the estimated fair value of the 10 1/4% Notes was $532.5 million, based on their trading price.

        In November 1998, the Company issued $275 million principal amount of 9 1/4% Senior Subordinated Notes due December 2005 (the "9 1/4% Notes"), with interest payable each June and December. The 9 1/4% Notes are redeemable at the option of the Company, in whole, at 100% of the principal amount plus a make-whole premium at any time prior to December 1, 2002. The 9 1/4% Notes are also redeemable at the option of the Company, in whole or in part, beginning December 1, 2002 at prices declining annually to 100% on or after December 1, 2004. The 9 1/4% Notes are not subject to any sinking fund requirements. As of January 31, 2002, the estimated fair value of the 9 1/4% Notes was $280.5 million, based on their trading price.

        In November 1996, the Company issued $150 million principal amount of 7.0% Debentures due November 2036 (the "7.0% Debentures"). The 7.0% Debentures may be redeemed at the option of the holder in November 2008. Also in November 1996, the Company issued $150 million principal amount of 6.70% Debentures due November 2096 (the "6.70% Debentures"). The 6.70% Debentures may be redeemed at the option of the holder in November 2003. Both the 7.0% Debentures, which were discounted to $149.8 million, and the 6.70% Debentures, which were discounted to $149.7 million, have interest payable each May and November, are not redeemable by the Company prior to maturity and are not subject to any sinking fund requirements. As of January 31, 2002, the estimated fair value of the 7.0% Debentures was $139.5 million and the estimated fair value of the 6.70% Debentures was $148.5 million, based on their trading prices.

        In February 1996, the Company issued $200 million principal amount of 6.45% Senior Notes due February 1, 2006 (the "6.45% Notes"), with interest payable each February and August. The 6.45% Notes, which were discounted to $199.6 million, are not redeemable prior to maturity and are not subject to any sinking fund requirements. As of January 31, 2002, the estimated fair value of the 6.45% Notes was $191.0 million, based on their trading price.

        In July 1993, the Company issued $150 million principal amount of 6 3/4% Senior Subordinated Notes (the "6 3/4% Notes") due July 2003 and $150 million principal amount of 7 5/8% Senior Subordinated Debentures (the "7 5/8% Debentures") due July 2013, with interest payable each July and January. The 6 3/4% Notes, which were discounted to $149.8 million, and the 7 5/8% Debentures are not redeemable prior to maturity and are not subject to any sinking fund requirements. As of January 31, 2002, the estimated fair value of the 6 3/4% Notes was $148.5 million and the estimated fair value of the 7 5/8% Debentures was $129.0 million, based on their trading prices.

        Required annual principal payments as of January 31, 2002 are as follows:

Year ending January 31,	(in thousands)
2003	$39,251
2004	325,179
2005	289
2006	275,289
2007	580,112
Thereafter	1,301,218

$2,521,338

Note 9. Interest Rate Swaps

        The Company has a policy aimed at managing interest rate risk associated with its current and anticipated future borrowings. Under this policy, the Company may use any combination of interest rate swaps, futures, options, caps and similar instruments. To the extent the Company employs such financial instruments pursuant to this policy, and the instruments qualify for hedge accounting, they are accounted for as hedging instruments. In order to qualify for hedge accounting, the underlying hedged item must expose the Company to risks associated with market fluctuations and the financial instrument used must be designated as a hedge and must reduce the Company's exposure to market fluctuation throughout the hedge period. If these criteria are not met, a change in the market value of the financial instrument is recognized as a gain or loss in the period of change. Otherwise, gains and losses are not recognized except to the extent that the financial instrument is disposed of prior to maturity. Net interest paid or received pursuant to the financial instrument is included as interest expense in the period.

        The Company has entered into various interest rate swaps, principally with its bank group, to manage interest expense, which is subject to fluctuation due to the variable-rate nature of the debt under the Company's credit facilities. The Company has interest rate swap agreements under which it pays a fixed interest rate (weighted average of approximately 6.4%) and receives a variable interest rate (weighted average of approximately 2.0% at January 31, 2002) on $550 million notional amount of "initial" swaps. The net effect of all such swaps resulted in additional interest expense of $13.7 million for the year. Three of the swaps with a combined notional amount of $350 million terminate in fiscal 2003. The remaining swap of $200 million notional amount terminates in fiscal 2004.

        The Company is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. However, the Company considers the risk of nonperformance by the counterparties to be minimal because the parties to the swaps are predominantly members of the Company's bank group. If the Company had terminated all swaps as of January 31, 2002, the Company would have had to pay a net amount of $24.1 million based on quoted market values from the various financial institutions holding the swaps.

        Except as noted below, the above swaps meet the criteria for hedge accounting established by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The fair market value of the swaps is recorded as an asset or a liability in accordance with SFAS 133. At February 1, 2001, we recorded a liability of $14.3 million ($9.3 million, net of tax), representing the fair market value of the swaps. The corresponding loss was recorded as a cumulative effect of a change in accounting principle as part of other comprehensive income. The value of the swaps decreased by an additional $9.8 million ($6.8 million, net of tax) during the year ended January 31, 2002, which increased the liability with the corresponding loss included as other comprehensive income.

        The Company has $550 million notional amount in floating to fixed rate swaps, though its floating rate exposure is limited to borrowings under its credit facilities, which totaled only $380 million at January 31, 2002 (due to the issuance of $300 million Senior Subordinated Notes in December 2001, the proceeds of which were used to reduce borrowings under the credit facilities). Consequently, a portion of the Company's $200 million swap maturing September 24, 2002 is considered an "ineffective hedge" pursuant to SFAS 133, and a portion of the change in the fair value of this swap must be recognized in the income statement. This amounted to approximately $6.9 million at January 31, 2002. In accordance with SFAS 133, this amount is being amortized to interest expense over the remaining life of the $200 million swap. To the extent the fair value of this swap changes prior to maturity (due to interest rate fluctuations), the amount to be recognized in the income statement will also change.

Note 10. Leasing Arrangements

        In October 1998, the Company entered into a $200 million operating lease agreement with a group of financial institutions to lease equipment at Mandalay Bay.

        In December 2001, the Company entered into a series of additional operating lease agreements totaling $130.5 million with a group of financial institutions. These leases cover equipment located at several Nevada properties. Since this equipment was originally purchased by the Company, the transaction constituted a sale and leaseback of this equipment. The sale of the equipment resulted in the recognition of a net deferred gain of $28.3 million. The proceeds from these leases were used to reduce borrowings outstanding under the Company's credit facilities, thereby providing additional borrowing capacity and improving leverage under the Company's bank covenants.

        The Company entered into the above operating leases solely to provide greater financial flexibility; they are not considered a material source of financing. The rent expense related to these operating leases is reported separately in the consolidated statements of income as operating lease rent. The operating lease agreements contain financial covenants regarding total debt and interest coverage that are identical to those under the Company's credit facilities. The agreements also contain covenants regarding equipment maintenance, insurance requirements and prohibitions on liens.

        The leases provide that, at termination, the Company may elect to purchase the equipment for a stated purchase option amount which is equal to the estimated fair value of the equipment at that date, as determined by an independent appraisal. If the Company chooses not to purchase the equipment, it may be obligated to pay additional amounts under the lease provisions. The following table summarizes these operating lease agreements:

Summary of Operating Lease Agreements (in thousands)

Date of agreement	10/30/98	12/21/01	12/28/01	12/28/01	Total

Initial value of leased equipment	$200,000	$112,500	$12,500	$5,500	$330,500
Purchase option at January 31, 2002(1)	$139,600	$112,500	$12,500	$5,500	$270,100
Current termination date	6/30/03	12/21/04	12/28/04	12/28/04

Purchase option at current termination(1)	$118,200	$56,300	$8,400	$3,700	$186,600
Maximum extended termination date(2)	6/30/03	12/21/05	12/28/06	12/28/06

Purchase option at maximum termination(1)	$118,200	$45,000	$6,200	$2,800	$172,200
Frequency of rent payments	Quarterly	Quarterly	Monthly	Monthly

Estimated rent expense fiscal 2003(3)	$23,000	$24,500	$2,500	$1,000	$51,000

(1)
Represents estimated fair value at that date based upon independent appraisal.

(2)
Assumes election of all available renewal periods.

(3)
Estimated based on forward implied LIBOR.

        The Company also leases various storage facilities and has various air space under operating leases expiring individually through 2032. A portion of the Circus Circus facility in Reno is built on leased land with various operating leases expiring through 2033. The following is a schedule of future minimum rental payments required as of January 31, 2002 under operating leases that have lease terms in excess of one year:

Year ending January 31,	(in thousands)
2003	$52,202
2004	36,825
2005	27,926
2006	661
2007	610
Thereafter	5,419

$123,643

Note 11. Income Taxes

        The Company accounts for income taxes according to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied. At January 31, 2002, the Company believes that its deferred tax assets are fully realizable because of the future reversal of existing taxable temporary differences and future projected taxable income. Accordingly, there is no valuation allowance at January 31, 2002.

        The components of the provision for income taxes were as follows:

	Year ended January 31,
	2002	2001	2000
	(in thousands)
Current
Federal	$38,970	$53,588	$38,069
State	1,615	1,545	734

	40,585	55,133	38,803

Deferred (see below)
Federal	(623)	19,559	(11,687)

	$39,962	$74,692	$27,116

        The Company has recognized a tax benefit of $1.3 million, $2.7 million and $1.7 million related to the exercise of stock options for the fiscal years ended January 31, 2002, 2001 and 2000, respectively. Such amounts reduce current taxes payable and increase additional paid-in capital.

        The components of deferred income tax expense were as follows:

	Year ended January 31,
	2002	2001	2000
	(in thousands)
Additional depreciation resulting from the use of accelerated methods for tax purposes	$10,064	$20,956	$10,723
Nondeductible loss resulting from asset impairment	(11,935)	—	—
Effect of expensing preopening costs for financial statement purposes and amortizing over five years for tax purposes	3,832	4,409	(16,932)
Pension plan expense not deductible for tax purposes and market value adjustment	(5,594)	(1,587)	(978)
Book reserve for bad debts not deductible for tax purposes until written off	6,344	(6,643)	(2,715)
Difference between book and tax basis of investments in unconsolidated affiliates	(2,553)	(1,822)	(2,294)
Other, net	(781)	4,246	509

	$(623)	$19,559	$(11,687)

        The reconciliation of the difference between the federal statutory tax rate and the Company's effective tax rate was as follows:

	Year ended January 31,
	2002	2001	2000
Federal statutory tax rate	35.0%	35.0%	35.0%
Nondeductible goodwill impairment	6.7	—	—
Nondeductible goodwill amortization	3.8	1.8	5.3
Other, net	(2.5)	1.6	(1.2)

Effective tax rate	43.0%	38.4%	39.1%

        The income tax effects of temporary differences between financial and income tax reporting that gave rise to deferred income tax assets and liabilities at January 31, 2002 and 2001, were as follows:

	January 31,
	2002	2001
	(in thousands)
Deferred tax liabilities
Property and equipment	$210,715	$218,456
Investments in unconsolidated affiliates	10,671	12,873
Other	312	15,376

Gross deferred tax liabilities	221,698	246,705

Deferred tax assets
Accrued vacation benefits	9,201	7,259
Bad debt reserve	3,510	11,475
Preopening expenses	9,766	13,276
Pension plan	5,176	2,538
Other	7,785	6,558

Gross deferred tax assets	35,438	41,106

Net deferred tax liabilities	$186,260	$205,599

Note 12. Employee Retirement Plans

        Approximately 42% of the Company's employees are covered by union-sponsored, collectively bargained, multi-employer defined benefit pension plans. The Company contributed $9.2 million, $13.2 million and $12.8 million during the years ended January 31, 2002, 2001 and 2000, respectively, for such plans. These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked. The Company also has a profit sharing and investment plan covering primarily nonunion employees who are at least 21 years of age and have at least one year of service. The plan is a voluntary defined contribution plan and is subject to the provisions of the Employee Retirement Income Security Act of 1974. The plan allows for investments in the Company's common stock as one of the investment alternatives. The Company's contributions to this plan include "automatic" contributions based on employees' years of service, and "matching" contributions based on employees' contributions. Employees vest in Company contributions over a period of six years. Contributions are funded with cash and were approximately $6.1 million, $5.4 million and $4.7 million in the years ended January 31, 2002, 2001 and 2000.

        On June 18, 1998, the Company adopted a Supplemental Executive Retirement Plan ("SERP"). The SERP is a defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key employees upon retirement based upon the employees' years of service, compensation and SERP tier.

        The following information summarizes activity in the SERP:

	Year ended January 31,
	2002	2001	2000
	(in thousands)
Changes in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$31,548	$20,763	$12,978
Service cost	3,089	1,783	1,395
Interest cost	3,329	1,713	1,070
Additional liability(1)	11,622	1,100	—
Actuarial losses	6,630	6,436	5,330
Benefits paid	(720)	(247)	(10)

Projected benefit obligation at end of year	$55,498	$31,548	$20,763

Fair Value of Plan Assets(2)	$—	$—	$—

Reconciliation of Funded Status
Funded status	$(55,498)	$(31,548)	$(20,763)
Unrecognized actuarial loss	17,719	11,585	5,330
Unrecognized prior service cost	22,992	12,712	12,545

Accrued net periodic pension cost	$(14,787)	$(7,251)	$(2,888)

Amounts Recognized in the Consolidated Balance Sheets
Accrued net periodic pension cost	$(14,787)	$(7,251)	$(2,888)
Additional minimum liability	(31,914)	(23,179)	—
Intangible asset	22,992	12,712	—
Accumulated other comprehensive loss(3)	8,922	10,467	—

Net liability reflected in the consolidated balance sheet	$(14,787)	$(7,251)	$(2,888)

Components of Net Periodic Pension Cost
Current period service cost	$3,089	$1,783	1,395
Interest cost	3,329	1,713	1,070
Amortization of prior service cost	1,342	933	433
Recognized net actuarial loss	496	181	—

Net expense(4)	$8,256	$4,610	$2,898

Weighted Average Assumptions
Discount rate	7.3%	8.0%	8.0%
Rate of compensation increase	3.0%	3.0%	3.0%

(1)
Consists of liability for prior service cost for new participants, plus certain prior year adjustments relating to years of credited service and compensation.

(2)
While the SERP is an unfunded plan, the Company is informally funding the plan through life insurance contracts on the participants. The life insurance contracts had cash surrender values of $28.6 million, $20.6 million and $11.3 million at January 31, 2002, 2001 and 2000, respectively. The life insurance contracts had a face value of $174.0 million at January 31, 2002.

(3)
Amount recorded in the Consolidated Statement of Stockholders' Equity is net of income tax of $3.1 million and $3.7 million in the years ended January 31, 2002 and 2001, respectively.

(4)
The periodic pension expense is included in departmental expenses.

Note 13. Stock Options

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

        Summarized information for stock option plans was as follows:

	Year ended January 31,
	2002		2001		2000
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	5,615,940	$13.46	6,029,959	$13.70	3,872,674	$14.72
Granted	4,631,500	19.33	655,500	15.99	3,377,166	14.20
Exercised	(308,269)	12.27	(940,061)	16.06	(878,914)	18.08
Canceled	(41,800)	14.92	(129,458)	18.36	(340,967)	19.05

Outstanding at end of year	9,897,371	16.24	5,615,940	13.46	6,029,959	13.70

Options exercisable at end of year	3,484,629	13.01	2,422,600	12.52	1,937,662	13.71
Options available for grant at end of year	6,790		4,885,990		1,912,032

        The following table summarizes information about stock options outstanding and exercisable at January 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yrs)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$11.25 to $13.00	4,567,371	6.19	$12.48	3,172,198	$12.35
14.50 to 20.20	4,737,500	9.18	18.94	136,664	15.92
20.75 to 27.61	592,500	8.12	23.67	175,767	22.77

	9,897,371	7.74	16.24	3,484,629	13.01

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

	Year ended January 31,
	2002	2001	2000
	(in thousands, except share data)
Net income
As reported	$53,044	$119,700	$42,163
Pro forma	42,629	114,404	30,799
Net income per share (basic)
As reported	$.73	$1.53	$.47
Pro forma	.59	1.46	.34
Net income per share (diluted)
As reported	$.71	$1.50	$.46
Pro forma	.57	1.44	.34
Weighted average assumptions:
Expected stock price volatility	41.9%	45.1%	45.1%
Risk-free interest rate	4.2%	4.6%	6.4%
Expected option lives (years)	2.9	3.4	3.2
Dividend yield	0.0%	0.0%	0.0%
Estimated fair value of options granted	$6.10	$6.25	$5.37

Note 14. Stock Related Matters

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

        In May 2000, the Company's Board of Directors authorized the purchase of up to 15% of the Company's then-outstanding shares of common stock, as market conditions and other factors warranted. In June 2001, the Board announced an additional authorization enabling the Company to purchase up to 15% of the shares of the Company's common stock which remain outstanding after the May 2000 authorization is fully utilized. Assuming the Company purchases all of the shares pursuant to the equity forward agreements (see Note 15—Equity Forward Agreements), the additional shares that may be purchased as of January 31, 2002, as authorized by the Board of Directors, would be approximately 7.8 million shares.

        During the year ended January 31, 2002, the Company purchased 5.2 million shares of its common stock at a cost of $125.9 million. In the fiscal years ended 2001 and 2000, the Company purchased 14.5 million shares of its common stock at a cost of $247.1 million and 1.7 million shares of its common stock at a cost of $29.6 million, respectively. These amounts do not include interim settlements under the Company's equity forward agreements.

Note 15. Equity Forward Agreements

        The Company has entered into equity forward agreements with Bank of America ("B of A" or "the Bank") providing for the Bank's purchase of up to an agreed amount of the Company's outstanding common stock. (Such purchases were to be in accordance with the volume and other limitations of Rule 10b-18 under the Securities Exchange Act of 1934.) The agreements, as amended, provide that on the settlement date, the Company will purchase from B of A the shares that the Bank then holds. For those shares, the Company will pay to B of A its acquisition cost (as adjusted by any interim settlements) plus accrued fees (the "Settlement Amount"). At the Company's option, it may acquire all or a portion of the shares at an earlier date, or it may become obligated to acquire all or a portion of the shares at an earlier date under certain circumstances specified in the agreements. The agreements provide for interim settlements whereby the Company may deliver or receive shares at the end of each calendar quarter so that the aggregate market value of the shares held by B of A is equal to the remaining notional amount of the agreements. The shares held by B of A at each interim settlement date are valued at the closing price of the stock on that date. To the extent that the value of the shares exceeds the notional amount, B of A delivers equivalent shares to the Company. To the extent the notional amount exceeds the value, the Company delivers equivalent shares to B of A.

        Bank of America acquired a total of 6.9 million shares at a total cost of $138.7 million under these agreements. Pursuant to the interim settlement provisions and an amendment to the agreements, the Company has received a net of 3.2 million shares and reduced the notional amount of the agreements by $38.7 million. As of February 28, 2002, the Company was entitled to purchase the remaining 3.7 million shares from B of A for the notional amount of $100 million on the settlement date (which was extended to March 31, 2003 by amendment of the agreements) subject to any future adjustment of the notional amount and/or the number of shares under the agreements' interim settlement provisions.

The table below summarizes the share purchase and interim settlement activity under these equity forward agreements through February 28, 2002.

Date	Description	Shares Acquired (Delivered) by BofA	Shares Acquired (Delivered) by Mandalay	Increase (Decrease) in Notional Amount
		(in thousands)
9/8/00	Original agreement	4,856	—	$100,000
3/21/01	Amendment (increase of notional amount)	1,246	—	24,933
6/30/01	Interim settlement	(1,543)	1,543	—
9/15/01	Amendment (increase of notional amount)	754	—	13,741
10/31/01	Interim settlement	938	(938)	(35,527)
1/31/02	Interim settlement	(2,438)	2,438	—
2/6/02	Amendment (contract extension to 3/31/03)	(116)	116	(3,147)

	Net amounts	3,697	3,159	$100,000

        Although the Company's current intention is to purchase the shares held by B of A on the settlement date in accordance with the terms of the agreements, it could elect to net settle its obligation in cash or shares (i.e., pay cash or deliver additional shares or receive cash or shares). Upon final settlement of the agreements, B of A will be entitled to receive the Settlement Amount. If the Company elects to net settle its obligation, and if the net proceeds from the sale of the shares held by B of A total less than the Settlement Amount, the Company will be required to pay the difference either in cash or in the form of shares with an equivalent value (limited to the maximum number of shares under the agreement). If the net proceeds from the sale of the shares held by B of A total more than the Settlement Amount, B of A will be required to pay the Company the difference either in cash or in the form of shares with an equivalent value. The number of shares the Company ultimately acquires from B of A under these equity forward agreements will reduce, by an identical number, the shares it may purchase pursuant to its current share purchase authorizations. The Company's maximum exposure under the equity forward agreements is limited to the notional amount.

        The Company incurs quarterly interest charges on the notional amount at a current rate equal to LIBOR plus 1.95%. Total interest charges incurred from inception through January 31, 2002, amounted to $7.8 million, of which $6.5 million was incurred in fiscal 2002. In addition, the Company has also incurred structuring fees and commissions totaling $3.7 million, of which $2.0 million was incurred in fiscal 2002. These interest charges and other fees are included in the cost of treasury stock.

Note 16. Commitments and Contingent Liabilities

Mandalay Bay Convention Center

        The Company has commenced construction of a convention and meeting complex located on land adjacent to the existing Mandalay Bay Conference Center. The complex will include more than one million square feet of exhibit space. Upon completion of the project, Mandalay Bay will offer a total of almost two million gross square feet of conference and exhibit space. Following the events of September 11, construction of the facility was temporarily suspended. Construction was resumed in February, and the facility is currently expected to open in January 2003. The cost of the convention center, excluding land, preopening expenses and capitalized interest, is estimated to be $235 million. As of January 31, 2002, the Company had incurred costs of $61.6 million related to this project.

Detroit

        The Company participates with the Detroit-based Atwater Casino Group in a joint venture that owns and operates a temporary casino in Detroit, Michigan. This joint venture is one of three groups which negotiated casino development agreements with the city. The Company has a 53.5% ownership interest in the joint venture.

        Pending the development of a permanent hotel/casino, the joint venture constructed a temporary casino (MotorCity Casino) in downtown Detroit, which opened December 14, 1999. The cost of the temporary casino, including land and capitalized interest but excluding preopening expenses, was approximately $150 million. This cost was financed through the joint venture's $150 million credit facility, which is secured by the assets associated with the temporary casino. The Company has guaranteed this credit facility, which had a balance of $64 million at January 31, 2002. The joint venture's operation of the temporary casino is subject to ongoing regulatory oversight, and its ability to proceed with a permanent hotel/casino project is contingent upon the receipt of all necessary gaming approvals and satisfaction of other conditions.

        The joint venture is currently negotiating with the City of Detroit concerning the location and scope of the permanent facility; however, the facility is expected to include hotel rooms, larger casino space, convention and meeting space, and dining and entertainment facilities. The Company has committed to contribute 20% of the cost of the permanent facility in the form of an investment in the joint venture. The joint venture will seek to borrow the funds necessary to complete the permanent facility. Because of the uncertainty about the location and scope of the permanent facility, its cost has yet to be determined. The current development agreement provides that Mandalay will guarantee completion of the permanent facility and will enter into a keep-well agreement with the city, pursuant to which it could be required to contribute additional funds to continue operation of the permanent facility for a period of two years. This keep-well agreement also applies to the temporary casino. There is no contractual limitation on the amount that the Company may be required to contribute to the joint venture in order to guarantee the completion of the permanent facility or to keep the project in operation for a period of two years. However, based on the performance of the temporary casino to date, the Company does not expect that these guarantees will require the outlay of additional capital. The Company has issued letters of credit totaling $50 million for the benefit of Bank of America in order to back letters of credit issued by Bank of America for the same total amount. The Bank of America letters of credit were issued to secure payments of principal and interest on bonds issued by the Economic Development Corporation of the City of Detroit. The proceeds of the bonds are to be used to finance costs associated with activities (including acquisition) relating to land located along the Detroit River (including the site where the joint venture's permanent facility originally was to be located). However, this restriction on the use of proceeds may be modified as a result of negotiations with the City of Detroit.

        Various lawsuits have been filed in the state and federal courts challenging the constitutionality of the Casino Development Competitive Selection Process Ordinance and the Michigan Gaming Control and Revenue Act, and seeking to appeal the issuance of a certificate of suitability and casino license to MotorCity Casino. A recent decision by the Sixth Circuit Court of Appeals in Lac Vieux Desert Band of Lake Superior Chippewa Indians v. The Michigan Gaming Control Board et al. held that the ordinance in its current form was unconstitutional and remanded the case to the District Court. The matter is presently pending before the District Court, which has declared that "the Ordinance in its current form is unconstitutional." The effect of the rulings in this case is uncertain. The Michigan Gaming Control Board has taken the ruling of the Sixth Circuit Court of Appeals under advisement without comment. In a separate action, on February 13, 2002, John Ren filed suit in the Circuit Court of Wayne County,

Michigan, against the Detroit joint venture and the other two casino operators in Detroit. The plaintiff purports to represent himself and a class consisting of all persons who lost money and/or incurred debts that remain unpaid at any of the three Detroit casinos. Relying on the Sixth Circuit Court of Appeals' Lac Vieux decision, the plaintiff alleges that the three casinos have been operating illegally and continue to do so. The relief sought by the plaintiff includes an injunction to restrain the three casinos from remaining open until properly licensed, compensatory damages, and disgorgement of all profits "unjustly obtained." The joint venture continues to operate MotorCity Casino. However, any future ruling by the court in either lawsuit or by the Michigan Gaming Control Board, as well as an adverse ruling in other lawsuits, could affect the joint venture's operation of the temporary facility, as well as its ability to retain its certificate of suitability and casino license for its permanent facility. No assurance can be given regarding the timing or outcome of any of these proceedings.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Mandalay Resort Group:

        We have audited the accompanying consolidated balance sheets of Mandalay Resort Group (a Nevada corporation) and subsidiaries as of January 31, 2002 and 2001 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended January 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mandalay Resort Group and subsidiaries as of January 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2002, in conformity with accounting principles generally accepted in the United States.

        As explained in Note 9 of the notes to consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" during the year ended January 31, 2002.

ARTHUR ANDERSEN LLP
Las Vegas, Nevada
February 27, 2002

Management's Report on Financial Statements

        The Company is responsible for preparing the consolidated financial statements and related information appearing in this report. Management believes that the financial statements present fairly the Company's financial position, results of operations and cash flows in conformity with Accounting Principles Generally Accepted in the United States. In preparing its financial statements, the Company is required to include amounts based on estimates and judgments which management believes are reasonable under the circumstances.

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

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Fiscal year ended January 31, 2002
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
	(in thousands, except per share amounts)
Net revenues	$669,081	$644,194	$609,365	$539,159	$2,461,799
Income from operations	138,104	111,540	100,349	1,067	351,060
Income (loss) before provision for income taxes	75,095	48,508	36,377	(66,974)	93,006
Net income (loss)	47,362	30,527	23,311	(48,156)	53,044
Basic earnings (loss) per share(1)	$0.62	$0.41	$0.33	$(0.68)	0.73
Diluted earnings (loss) per share(1)	$0.61	$0.40	$0.32	$(0.66)	0.71
	Fiscal year ended January 31, 2001
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
	(in thousands, except per share amounts)
Net revenues	$633,667	$639,459	$630,813	$591,845	$2,495,784
Income from operations	130,915	119,950	114,081	66,588	431,534
Income before provision for income taxes	78,245	60,801	47,231	8,115	194,392
Net income	48,858	38,052	29,371	3,419	119,700
Basic earnings per share(1)	$0.58	$0.49	$0.39	$0.04	1.53
Diluted earnings per share(1)	$0.58	$0.48	$0.38	$0.04	1.50

(1)
Because earnings (loss) per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total earnings per share amounts for the year.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information beginning with the question "What is the background of this year's nominees?" under the caption "Item I—Election of Directors and Nominee Biographies" to, but not including, the caption "Compensation of Directors" in the proxy statement to be filed by Mandalay Resort Group with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended January 31, 2002 and forwarded to stockholders prior to the 2002 Annual Meeting of Stockholders (the "2002 Proxy Statement"), and the additional information in the 2002 Proxy Statement beginning immediately following the caption "Section 16(a) Beneficial Ownership Reporting Compliance" to, but not including, the caption "General" is incorporated herein by this reference.

ITEM 11.    EXECUTIVE COMPENSATION.

        The information in the 2002 Proxy Statement beginning immediately following the caption "Compensation of Directors" to, but not including, the caption "Board Committees and Meeting Attendance," the additional information in the 2002 Proxy Statement beginning immediately following the caption "Executive Compensation" to, but not including, the caption "Certain Transactions," and the additional information in the 2002 Proxy Statement beginning with the caption "Compensation Committee Interlocks and Insider Participation" to, but not including, the caption "Report of the Audit Committee" is incorporated herein by this reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information in the 2002 Proxy Statement beginning immediately following the caption "Stock Ownership of Certain Beneficial Owners and Management" to, but not including, the caption "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by this reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information in the 2002 Proxy Statement beginning immediately following the caption "Certain Transactions" to, but not including, the caption "Report of the Board of Directors and the Compensation Committee on Executive Compensation" is incorporated herein by this reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)    Consolidated Financial Statements:

MANDALAY RESORT GROUP AND SUBSIDIARIES

(a)(2)    Supplemental Financial Statement Schedules:

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Year Ended January 31,
	Balance at Beginning of year	Charged to Costs and Expenses	Deductions	Balance at end of year
2002 Allowance for doubtful accounts	$33,321	$20,381	$18,298	$35,404
2001 Allowance for doubtful accounts	13,807	21,329	1,815	33,321
2000 Allowance for doubtful accounts	6,042	13,856	6,091	13,807

(a)(3)    Exhibits:

        The following exhibits are filed as a part of this report or incorporated herein by reference:

3.1.1.	Restated Articles of Incorporation of the Registrant as of July 15, 198 and Certificate of Amendment thereto, dated June 29, 1989. (Incorporated by reference to Exhibit 3(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1991.)
3.1.2.
Certificate of Division of Shares into Smaller Denominations, dated June 20, 1991. (Incorporated by reference to Exhibit 3(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1992.)
3.1.3.	Certificate of Division of Shares into Smaller Denominations, dated June 22, 1993. (Incorporated by reference to Exhibit 3(i) to the Registrant's Current Report on Form 8-K dated July 21, 1993.)
3.1.4.
Certificate of Amendment of Restated Articles of Incorporation of the Registrant, filed with the Office of the Secretary of State of Nevada on June 18, 1999. (Incorporated by reference to Exhibit 3(i) to the Registrant's Current Report on Form 8-K dated June 18, 1999.)

3.2	Restated Bylaws of the Registrant dated April 30, 1999. (Incorporated by reference to Exhibit 3(ii) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1999.)
4.1.
Rights Agreement dated as of July 14, 1994, between the Registrant and First Chicago Trust Company of New York. (Incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated August 15, 1994.)
4.2.
Amendment to Rights Agreement effective as of April 16, 1996, between the Registrant and First Chicago Trust Company of New York. (Incorporated by reference to Exhibit 4(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1996.)
4.3.
Revolving Loan Agreement, dated as of August 22, 2001, by and among the Registrant, the banks named therein, Bank of America, N.A., as administration agent, and Citicorp USA, Inc, and Bankers Trust Company, as syndication agents for the Banks, and the related Subsidiary Guarantee, dated August 22, 2001, of the Registrant's subsidiaries named therein. (Incorporated by reference to Exhibit 4(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2001.)
4.4.
Term Loan Agreement, dated as of August 22, 2001, by and among the Registrant, the banks named therein, Bank of America, N.A., as administration agent, and Citicorp USA, Inc, and Bankers Trust Company, as syndication agents for the Banks, and the related Subsidiary Guarantee, dated August 22, 2001, of the Registrant's subsidiaries named therein. (Incorporated by reference to Exhibit 4(b) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2001.)
4.5.
First Amendment Agreement, dated December 19, 2001, to the Revolving Loan Agreement and Term Loan Agreement, both dated August 22, 2001, by and among the Registrant, the banks named therein, Bank of America, N.A., as administration agent, and Citicorp USA, Inc, and Bankers Trust Company, as syndication agents for the Banks, and the related Subsidiary Guarantee, dated August 22, 2001, of the Registrant's subsidiaries named therein.
4.6.
Capital Markets Term Loan Agreement, dated as of August 22, 2001, by and among the Registrant, the banks named therein, Bank of America, N.A., as administration agent, and Citicorp USA, Inc, and Bankers Trust Company, as syndication agents for the Banks, and the related Subsidiary Guarantee, dated August 22, 2001, of the Registrant's subsidiaries named therein. (Incorporated by reference to Exhibit 4(c) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2001.)
4.7.
Rate Swap Master Agreement, dated as of October 24, 1986, and Rate Swap Supplements One through Four, by and between the Registrant and Bank of America, N.A. (Incorporated by reference to Exhibit 4(j) to the Registrant's Current Report on Form 8-K dated December 29, 1986.)
4.8.
Interest Rate Swap Agreement, dated as of September 27, 1999, by and between the Registrant and Bank of America, N.A. (Incorporated by reference to Exhibit 4(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1999.)
4.9.
Interest Rate Swap Agreement, dated as of September 27, 1999, by and between the Registrant and Bank of America, N.A. (Incorporated by reference to Exhibit 4(b) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1999.)

4.10.
Interest Rate Swap Agreement, dated as of October 13, 1999, by and between the Registrant and Bank of America, N.A. (Incorporated by reference to Exhibit 4(c) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1999.)
4.11.
Interest Rate Cap Agreement, dated October 20, 1997, between the Registrant and Morgan Guaranty Trust Company of New York. (Incorporated by reference to Exhibit 4(f) to the Registrant's Quarterly Report for the quarterly period ended October 31, 1997.)
4.12.
Interest Rate Cap Agreement, dated January 13, 1998, between the Registrant and Morgan Guaranty Trust Company of New York. (Incorporated by reference to Exhibit 4(h) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.)
4.13.
Interest Rate Cap Agreement dated June 14, 2000, between the Registrant and Morgan Guaranty Trust Company of New York. (Incorporated by reference to Exhibit 4(e) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2000.)
4.14.
Interest Rate Cap Agreement dated June 29, 2000, between the Registrant and Morgan Guaranty Trust Company of New York. (Incorporated by reference to Exhibit 4(f) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2000.)
4.15.
Grid Promissory Note, dated October 17, 1997, between the Registrant and Lyon Short Term Funding Corp. (Incorporated by reference to Exhibit 4(g) to the Registrant's Quarterly Report for the quarterly period ended October 31, 1997.)
4.16.
Commercial Paper Dealer Agreement, dated October 9, 1997, between the Registrant and Merrill Lynch Money Markets Inc. (Incorporated by reference to Exhibit 4(b) to the Registrant's Quarterly Report for the quarterly period ended October 31, 1997.)
4.17.
Commercial Paper Dealer Agreement, dated October 9, 1997, between the Registrant and BancAmerica Robertson Stephens. (Incorporated by reference to Exhibit 4(c) to the Registrant's Quarterly Report for the quarterly period ended October 31, 1997.)
4.18.
Commercial Paper Dealer Agreement, dated October 9, 1997, between the Registrant and Credit Suisse First Boston Corporation. (Incorporated by reference to Exhibit 4(d) to the Registrant's Quarterly Report for the quarterly period ended October 31, 1997.)
4.19.
Issuing and Paying Agency Agreement, dated October 9, 1997, between the Registrant and The Chase Manhattan Bank. (Incorporated by reference to Exhibit 4(e) to the Registrant's Quarterly Report for the quarterly period ended October 31, 1997.)
4.20.
Indenture by and between the Registrant and First Interstate Bank of Nevada, N.A., as Trustee with respect to the Registrant's 6 3/4% Senior Subordinated Notes due 2003 and its 7 5/8% Senior Subordinated Debentures due 2013. (Incorporated by reference to Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated July 21, 1993.)
4.21.
Indenture, dated February 1, 1996, by and between the Registrant and First Interstate Bank of Nevada, N.A., as Trustee. (Incorporated by reference to Exhibit 4(b) to the Registrant's Current Report on Form 8-K dated January 29, 1996.)
4.22.
Supplemental Indenture, dated February 1, 1996, by and between the Registrant and First Interstate Bank of Nevada, N.A., as Trustee, with respect to the Registrant's 6.45% Senior Notes due February 1, 2006. (Incorporated by reference to Exhibit 4(c) to the Registrant's Current Report on Form 8-K dated January 29, 1996.)
4.23.	6.45% Senior Notes due February 1, 2006 in the principal amount of $200,000,000. (Incorporated by reference to Exhibit 4(d) to the Registrant's Current Report on Form 8-K dated January 29, 1996.)

4.24.
Supplemental Indenture, dated as of November 15, 1996, to an indenture dated February 1, 1996, by and between the Registrant and Wells Fargo Bank (Colorado), N.A., as Trustee, with respect to the Registrant's 6.70% Senior Notes due November 15, 2096. (Incorporated by reference to Exhibit 4(c) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1996.)
4.25.
6.70% Senior Notes due February 15, 2096 in the principal amount of $150,000,000. (Incorporated by reference to Exhibit 4(d) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1996.)
4.26.
Indenture, dated November 15, 1996, by and between the Registrant and Wells Fargo Bank (Colorado), N.A., as Trustee. (Incorporated by reference to Exhibit 4(e) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1996.)
4.27.
Supplemental Indenture, dated as of November 15, 1996, to an indenture dated November 15, 1996, by and between the Registrant and Wells Fargo Bank (Colorado), N.A., as Trustee, with respect to the Registrant's 7.0% Senior Notes due November 15, 2036. (Incorporated by reference to Exhibit 4(f) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1996.)
4.28.
7.0% Senior Notes due February 15, 2036, in the principal amount of $150,000,000. (Incorporated by reference to Exhibit 4(g) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1996.)
4.29.
Instrument of Joinder, dated May 31, 1998, by Mandalay Corp., pursuant to the Subsidiary Guaranty dated as of May 23, 1997, with respect to the Amended and Restated Loan Agreement, in favor of Bank of America, N.A., as administrative agent for the Banks. (Incorporated by reference to Exhibit 4(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1998.)
4.30.
Indenture dated November 20, 1998, by and between the Registrant and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998.)
4.31.
Supplemental Indenture, dated November 20, 1998, by and between the Registrant and The Bank of New York, as Trustee, with respect to the Registrant's 9 1/4% Senior Subordinated Notes due December 1, 2005. (Incorporated by reference to Exhibit 4(b) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998.)
4.32.
9 1/4% Senior Subordinated Notes due December 1, 2005 in the principal amount of $275,000,000. (Incorporated by reference to Exhibit 4(c) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998.)
4.33.
Indenture dated as of July 24, 2000 by and between the Registrant and The Bank of New York with respect to $500 million aggregate principal amount of 10 1/4% Senior Subordinated Notes due 2007. (Incorporated by reference to Exhibit 4.1 to the Registrant's Form S-4 Registration Statement No. 333-44216.)
4.34.
Indenture dated as of August 16, 2000 by and between the Registrant and The Bank of New York, with respect to $200 million aggregate principal amount of 9 1/2% Senior Notes due 2008. (Incorporated by reference to Exhibit 4.1 to the Registrant's Form S-4 Registration Statement No. 333-44838.)

4.35.
Indenture dated as of December 20, 2001 by and among the Registrant and The Bank of New York, with respect to $300 million aggregate principal amount of 9 3/8% Senior Subordinated Notes due 2010. (Incorporated by reference to Exhibit 4.1 to the Registrant's Form S-4 Registration Statement No. 333-82936.)
4.36.
Registration Rights Agreement dated as of December 20, 2001 by and among the Registrant and Banc of America Securities LLC, Deutsche Bank Alex Brown, Inc., Salomon Smith Barney Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Lyonnais Securities (USA) Inc., Credit Suisse First Boston Corporation, Dresdner Kleinwort Wasserstein Grantchester Inc., Scotia Capital (USA) Inc., SG Cowen Securities Corporation, UBS Warburg LLC, and Wells Fargo Brokerage Services LLC. (Incorporated by reference to Exhibit 4.1 to the Registrant's Form S-4 Registration Statement No. 333-82936.)
10.1.*
Amended and Restated 1989 Stock Option Plan of the Registrant. (Incorporated by reference to Exhibit 10 to the Post Effective Amendment No. 4 to the Registrant's Registration Statement (No. 33-39215) on Form S-8.)
10.2.*
Amended and Restated 1991 Stock Incentive Plan of the Registrant. (Incorporated by reference to Exhibit 10 to the Post Effective Amendment No. 3 to the Registrant's Registration Statement (No. 33-56420) on Form S-8.)
10.3.*
Amended and Restated 1993 Stock Option Plan of the Registrant. (Incorporated by reference to Exhibit 10 to the Post Effective Amendment No. 2 to the Registrant's Registration Statement (No. 33-53303) on Form S-8.)
10.4.*	1998 Stock Option Plan. (Incorporated by reference to Exhibit 4(g) to the Registrant's Registration Statement (No.333-51073) on Form S-8.)
10.5.*	1999 Non-Employee Directors Stock Option Plan. (Incorporated by reference to Exhibit 10(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1999.)
10.6.*
2000 Stock Incentive Plan. (Incorporated by reference to Appendix B to the Registrant's definitive proxy statement dated April 28, 2000 relating to the 2000 Annual Meeting of Registrant's Stockholders.)
10.7.*	Executive Compensation Insurance Plan. (Incorporated by reference to Exhibit 10(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1992.)
10.8.
Lease, dated August 3, 1977, by and between B&D Properties, Inc., as lessor, and the Registrant, as lessee; Amendment of Lease, dated May 6, 1983. (Incorporated by reference to Exhibit 10(h) to the Registrant's Registration Statement (No. 2-85794) on Form S-1.)
10.9.
Thirteenth Amendment and Restatement of the Registrant's Employees' Profit Sharing and Investment Plan. (Incorporated by reference to Exhibit 4(d) to Post Effective Amendment No. 11 to the Registrant's Registration Statement (No. 33-18278 on Form S-8.)
10.10.
Fourteenth Amendment, dated November 21, 2000, of the Registrant's Employees' Profit Sharing and Investment Plan. (Incorporated by reference to Exhibit 10(j) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2001.)
10.11.	Fifteenth Amendment, dated November 29, 2001, of the Registrant's Employees' Profit Sharing and Investment Plan.
10.12.
Ninth Amendment and Restatement to the Registrant's Employees' Profit Sharing and Investment Trust. (Incorporated by reference to Exhibit 4(e) to Post Effective Amendment No. 11 to the Registrant's Registration Statement (No. 33-18278) on Form S-8.)

10.13.	Tenth Amendment and Restatement to the Registrant's Employees' Profit Sharing and Investment Trust.
10.14.
Group Annuity Contract No. GA70867 between Philadelphia Life (formerly Bankers Life Company) and Trustees of the Registrant's Employees' Profit Sharing and Investment Plan. (Incorporated by reference to Exhibit 4(c) to the Registrant's Registration Statement (No. 33-1459) on Form S-8.)
10.15.
Lease by and between Robert Lewis Uccelli, guardian, as lessor, and Nevada Greens, a limited partnership, William N. Pennington, as trustee, and William G. Bennett, as trustee, and related Assignment of Lease. (Incorporated by reference to Exhibit 10(p) to the Registrant's Registration Statement (No. 33-4475) on Form S-1.)
10.16.
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
10.17.
Amended and Restated Agreement of Joint Venture of Circus and Eldorado Joint Venture by and between Eldorado Limited Liability Company and Galleon, Inc. (Incorporated by reference to Exhibit 3.3 to the Form S-4 Registration Statement of Circus and Eldorado Joint Venture and Silver Legacy Capital Corp.—Commission File Nos. 333-87202 and 333-87202-01.)
10.18.
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
10.19.
Amendment No. 1 to the Amended and Restated Credit Agreement, by and among Circus and Eldorado Joint Venture, the Banks named therein and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10(w) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2000.)
10.20.
Second and Amended and Restated Credit Agreement, dated as of March 5, 2002, among Circus and Eldorado Joint Venture, the banks referred to therein and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.2 to the Annual Report on Form 10-K for the year ended December 31, 2001 of Eldorado Resorts LLC and Eldorado Capital Corp.—Commission File No. 333-11811.)
10.21.
Guaranty, dated as of March 5, 2002, made by Silver Legacy Capital Corp., in favor of Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.3 to the Annual Report on Form 10-K for the year ended December 31, 2001 of Eldorado Resorts LLC and Eldorado Capital Corp.—Commission File No. 333-11811.)
10.22.
Second Amended and Restated Security Agreement, dated as of March 5, 2002, by and between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.4 to the Annual Report on Form 10-K for the year ended December 31, 2001 of Eldorado Resorts LLC and Eldorado Capital Corp.—Commission File No. 333-11811.)

10.23.
Guarantor Security Agreement, dated as of March 5, 2002, by and between Silver Legacy Capital Corp. and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.5 to the Annual Report on Form 10-K for the year ended December 31, 2001 of Eldorado Resorts LLC and Eldorado Capital Corp.—Commission File No. 333-11811.)
10.24.
Second Amended and Restated Deed of Trust, dated as of February 26, 2002, but effective March 5, 2002, by and among Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.6 to the Annual Report on Form 10-K for the year ended December 31, 2001 of Eldorado Resorts LLC and Eldorado Capital Corp.—Commission File No. 333-11811.)
10.25.
Second Amended and Restated Assignment of Rent and Revenues entered into as of February 26, 2002, but effective March 5, 2002, by and between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.7 to the Annual Report on Form 10-K for the year ended December 31, 2001 of Eldorado Resorts LLC and Eldorado Capital Corp.—Commission File No. 333-11811.)
10.26.
Second Amended and Restated Collateral Account Agreement, dated March 5, 2002, by and between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.8 to the Annual Report on Form 10-K for the year ended December 31, 2001 of Eldorado Resorts LLC and Eldorado Capital Corp.—Commission File No. 333-11811.)
10.27.
Intercreditor Agreement, dated as of March 5, 2002, by and among Bank of America, N.A., as administrative agent, The Bank of New York, as trustee, Circus and Eldorado Joint Venture and Silver Legacy Capital Corp. (Incorporated by reference to Exhibit 10.9.9 to the Annual Report on Form 10-K for the year ended December 31, 2001 of Eldorado Resorts LLC and Eldorado Capital Corp.—Commission File No. 333-11811.)
10.28.
Indenture, dated as of March 5, 2002, among Circus and Eldorado Joint Venture, Silver Legacy Capital Corp., and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 10.10.1 to the Annual Report on Form 10-K for the year ended December 31, 2001 of Eldorado Resorts LLC and Eldorado Capital Corp.—Commission File No. 333-11811.)
10.29.
Deed of Trust, dated as of February 26, 2002, by Circus and Eldorado Joint Venture, to First American Title Company of Nevada for the benefit of The Bank of New York. (Incorporated by reference to Exhibit 10.10.2 to the Annual Report on Form 10-K for the year ended December 31, 2001 of Eldorado Resorts LLC and Eldorado Capital Corp.—Commission File No. 333-11811.)
10.30.
Security Agreement, dated as of March 5, 2002, by and between Circus and Eldorado Joint Venture and Silver Legacy Corp. for the benefit of The Bank of New York, as trustee. (Incorporated by reference to Exhibit 10.10.3 to the Annual Report on Form 10-K for the year ended December 31, 2001 of Eldorado Resorts LLC and Eldorado Capital Corp.—Commission File No. 333-11811.)
10.31.
Assignment of Rent and Revenues entered into as of February 26, 2002, by and between Circus and Eldorado Joint Venture and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 10.10.4 to the Annual Report on Form 10-K for the year ended December 31, 2001 of Eldorado Resorts LLC and Eldorado Capital Corp.—Commission File No. 333-11811.)

10.32.
Collateral Account Agreement, dated as of March 5, 2002, by and among Circus and Eldorado Joint Venture, Silver Legacy Capital Corp., and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 10.10.5 to the Annual Report on Form 10-K for the year ended December 31, 2001 of Eldorado Resorts LLC and Eldorado Capital Corp.—Commission File No. 333-11811.)
10.33.
Environment Indemnity Agreement entered into as of March 5, 2002, by Circus and Eldorado Joint Venture and Silver Legacy Capital Corp. (Incorporated by reference to Exhibit 10.10.6 to the Annual Report on Form 10-K for the year ended December 31, 2001 of Eldorado Resorts LLC and Eldorado Capital Corp.—Commission File No. 333-11811.)
10.34.
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
10.35.
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
10.36.
Exchange Agreement, dated March 19, 1995, by and among the Registrant and New Way, Inc., a wholly owned subsidiary of the Registrant, Glenn W. Schaeffer, Gregg H. Solomon, Antonio C. Alamo, Anthony Korfman and William Ensign. (Incorporated by reference to Exhibit 10(ff) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1995.)
10.37.
First Amendment to Exchange Agreement, dated May 30, 1995, by and among the Registrant and New Way, Inc., a wholly owned subsidiary of the Registrant, Glenn W. Schaeffer, Gregg H. Solomon, Antonio C. Alamo, Anthony Korfman and William Ensign. (Incorporated by reference to Exhibit 10(d) to the Registrant's Current Report on Form 8-K dated June 1, 1995.)
10.38.
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
10.39.
Standstill Agreement, dated as of June 1, 1995, by and among the Registrant and Michael S. Ensign, William A. Richardson, David R. Belding, Peter A. Simon II and Glenn W. Schaeffer. (Incorporated by reference to Exhibit 99.4 of the Schedule 13D of Michael S. Ensign, relating to the Registrant's Common Stock, filed on June 12, 1995.)
10.40.
Amendment No. 1 to Standstill Agreement, effective April 16, 1996, by and among the Registrant and Michael S. Ensign, William A. Richardson, David R. Belding, Peter A. Simon II and Glenn W. Schaeffer. (Incorporated by reference to Exhibit 99.7 of Amendment No. 2 to the Schedule 13D of Michael S. Ensign, relating to the Registrant's Common Stock, filed on September 5, 1996.)

10.41.*	2000 Executive Officers' Bonus Plan. (Incorporated by reference to Appendix A to the Registrant's definitive proxy statement dated April 28, 2000 relating to its 2000 Annual Meeting of Stockholders.)
10.42.*
Amendment and Restatement of Employment Agreement dated November 1, 1997, by and between the Registrant and Michael S. Ensign. (Incorporated by reference to Exhibit 10(gg) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.)
10.43.*
Amendment and Restatement of Employment Agreement dated November 1, 1997, by and between the Registrant and Glenn W. Schaeffer. (Incorporated by reference to Exhibit 10(hh) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.)
10.44.*
Amendment and Restatement of Employment Agreement dated November 1, 1997, by and between the Registrant and William A. Richardson. (Incorporated by reference to Exhibit 10(ii) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.)
10.45.
Joint Venture Agreement, dated as of December 18, 1992, between Nevada Landing Partnership and RBG, L.P. (Incorporated by reference to Exhibit 10(g) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1995.)
10.46.
Amendment dated July 15, 1993 to the Joint Venture Agreement between Nevada Landing Partnership and RBG, L.P. (Incorporated by reference to Exhibit 10(h) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1995.)
10.47.
Amendment dated October 6, 1994 to the Joint Venture Agreement between Nevada Landing Partnership and RBG, L.P. (Incorporated by reference to Exhibit 10(i) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1995.)
10.48.
Amendment dated June 1, 1995 to the Joint Venture Agreement between Nevada Landing Partnership and RBG, L.P. (Incorporated by reference to Exhibit 10(j) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1995.)
10.49.
Amendment dated February 28, 1996 to the Joint Venture Agreement between Nevada Landing Partnership and RBG, L.P. (Incorporated by reference to Exhibit 10(ww) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1996.)
10.50.
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
10.51.
Amendment No. 1 to the Victoria Partners Loan Agreement, dated as of January 31, 1995. (Incorporated by reference to Exhibit 10(uu) to the Annual Report on Form 10-K for the year ended December 31, 1994 of Mirage Resorts, Incorporated. Commission File No. 1-6697.)
10.52.
Amendment No. 2 to the Victoria Partners Loan Agreement, dated as of June 30, 1995. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 of Mirage Resorts, Incorporated. Commission File No. 1-6697.)

10.53.
Amendment No. 3 to the Victoria Partners Loan Agreement, dated as of July 28, 1995. (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 of Mirage Resorts, Incorporated. Commission File No. 1-6697.)
10.54.
Amendment No. 4 to the Victoria Partners Loan Agreement, dated as of October 16, 1995. (Incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1995.)
10.55.
Amendment No. 5 to the Victoria Partners Loan Agreement dated as of August 1, 1996. (Incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1996.)
10.56.
Amendment No. 6 to the Victoria Partners Loan Agreement, dated as of April 12, 1997. (Incorporated by reference to Exhibit 10(ccc) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1997.)
10.57.
Amendment No. 7 to the Victoria Partners Loan Agreement, dated as of January 12, 1998. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 of Mirage Resorts, Incorporated. Commission File No. 1-6697.)
10.58.	Amendment No. 8 to the Victoria Partners Loan Agreement, dated as of March 28, 2002.
10.59.
Joint Venture Agreement, dated as of December 9, 1994, between MRGS Corp. and Gold Strike L.V. (without Exhibit) (the "Victoria Partners Venture Agreement"). (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated December 9, 1994 of Mirage Resorts, Incorporated. Commission File No. 1-6697.)
10.60.
Amendment No. 1 to the Victoria Partners Venture Agreement dated as of April 17, 1995. (Incorporated by reference to Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995 of Mirage Resorts, Incorporated. Commission File No. 1-6697.)
10.61.
Amendment No. 2 to the Victoria Partners Venture Agreement dated as of September 25, 1995. (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995 of Mirage Resorts, Incorporated. Commission File No. 1-6697.)
10.62.
Amendment No. 3 to the Victoria Partners Venture Agreement dated as of February 28, 1996. (Incorporated by reference to Exhibit 10(fff) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1996.)
10.63.
Amendment No. 4 to the Victoria Partners Venture Agreement dated as of May 29, 1996. (Incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1996.)
10.64.
Consulting Agreement, dated June 1, 1995, between Circus Circus Casinos, Inc. (a subsidiary of the Registrant) and Lakeview Company. (Incorporated by reference to Exhibit 10(ggg) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1996.)
10.65.
Operating Agreement, dated October 7, 1997, by and between Circus Circus Michigan, Inc. and Atwater Casino Group, L.L.C. (Incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report for the quarterly period ended October 31, 1997.)

10.66.
First Amendment to Operating Agreement, dated October 7, 1997, by and between Circus Circus Michigan, Inc. and Atwater Casino Group, L.L.C. (Incorporated by reference to Exhibit 10(hhh) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2000.)
10.67.
Amended First Amendment to Operating Agreement, dated October 7, 1997, by and between Circus Circus Michigan, Inc. and Atwater Casino Group, L.L.C. (Incorporated by reference to Exhibit 10(iii) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2000.)
10.68.
Second Amendment to Operating Agreement, dated October 7, 1997, by and between Circus Circus Michigan, Inc. and Atwater Casino Group, L.L.C. (Incorporated by reference to Exhibit 10(jjj) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2000.)
10.69.
Third Amendment, dated January 21, 2001, to Operating Agreement, dated October 7, 1997, by and between Circus Circus Michigan, Inc. and Atwater Casino Group, L.L.C. (Incorporated by reference to Exhibit 10(ddd) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2001.)
10.70.
Amended and Restated Development Agreement, dated as of April 9, 1998, by and among Detroit Entertainment, L.L.C., the City of Detroit and the Economic Development Corporation of the City of Detroit for the City of Detroit Casino Development Project. (Incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1998.)
10.71.
First Amendment, dated June 25, 1998, to the Amended and Restated Development Agreement, dated as of April 9, 1998, by and among Detroit Entertainment, L.L.C., the City of Detroit and the Economic Development Corporation of the City of Detroit for the City of Detroit Casino Development Project. (Incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1998.)
10.72.
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
10.73.
Third Amendment, dated November 30, 2000, to the Amended and Restated Development Agreement, dated April 9, 1998, by and among Detroit Entertainment, L.L.C., the City of Detroit and the Economic Development Corporation of the City of Detroit for the City of Detroit Casino Development Project. (Incorporated by reference to Exhibit 10(hhh) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2001.)
10.74.
Fourth Amendment, dated November 2001, to the Amended and Restated Development Agreement, dated April 9, 1998, by and among Detroit Entertainment, L.L.C., the City of Detroit and the Economic Development Corporation of the City of Detroit for the City of Detroit Casino Development Project.
10.75.
Fifth Amendment, dated March 2002, to the Amended and Restated Development Agreement, dated April 9, 1998, by and among Detroit Entertainment, L.L.C., the City of Detroit and the Economic Development Corporation of the City of Detroit for the City of Detroit Casino Development Project.

10.76.
Sixth Amendment, dated April 2002, to the Amended and Restated Development Agreement, dated April 9, 1998, by and among Detroit Entertainment, L.L.C., the City of Detroit and the Economic Development Corporation of the City of Detroit for the City of Detroit Casino Development Project.
10.77.
Conveyance Agreement, dated April 29, 1999, by and among the City of Detroit, the Economic Development Corporation of the City of Detroit and Detroit Entertainment, L.L.C. (Incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1999.)
10.78.
Loan Agreement, dated as of June 30, 1999 among Detroit Entertainment, L.L.C., the Banks named therein and Bank of America National Trust and Savings Association, as administrative agent for the Banks. (Incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999.)
10.79.
Amendment No. 1 to the Loan Agreement, dated June 30, 1999 among Detroit Entertainment, L.L.C., the Banks named therein and Bank of America, N.A., as administrative agent for the Banks. (Incorporated by reference to Exhibit 10(d) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2000.)
10.80.
Amendment No. 2, dated January 31, 2001, to the Loan Agreement, dated June 30, 1999, among Detroit Entertainment, L.L.C., the Banks named therein and Bank of America, N.A., as administrative agent for the Banks. (Incorporated by reference to Exhibit 10(lll) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2001.)
10.81.
Subordination Agreement, dated January 31, 2001, by and between Circus Circus Michigan, Inc. and Detroit Entertainment, L.L.C., with respect to the Loan Agreement, dated June 30, 1999, in favor of Bank of America, N.A., as administrative agent for the lending banks. (Incorporated by reference to Exhibit 10(mmm) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2001.)
10.82.
Hotel Pre-opening Services Agreement, dated as of January 1, 1997, by and among the Registrant and Four Seasons Hotels Limited. (Incorporated by reference to Exhibit 10(kkk) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.)
10.83.
Hotel Management Agreement, dated as of March 10, 1998, by and among the Registrant, Mandalay Corp. and Four Seasons Hotel Limited. (Incorporated by reference to Exhibit 10(lll) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.)
10.84.
Hotel License Agreement, dated as of March 10, 1998, by and among Mandalay Corp. and Four Seasons Hotel Limited. (Incorporated by reference to Exhibit 10(mmm) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.)
10.85.
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
10.86.
Amendment No. 1, dated January 28, 1999, to Lease Intended As Security, dated October 30, 1998, among Circus Circus Leasing, Inc., as lessee; the Registrant, as guarantor; First Security Bank, National Association, as Trustee, the Banks named therein and Bank of America, N.A., as administrative agent for the Banks. (Incorporated by reference to Exhibit 10(rrr) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2001.)

10.87.
Guaranty, dated October 30, 1998, by the Registrant in favor of First Security Bank, National Association, as Trustee, and the Banks named therein. (Incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998.)
10.88.
Master Lease, dated December 21, 2001, among the Registrant, Mandalay Corp., Ramparts, Inc., New Castle Corp., and Circus Circus Casinos, Inc. as lessees and Wells Fargo Bank Northwest, N.A., as lessor.
10.89.	Guaranty, dated December 21, 2001, by the Registrant and its subsidiaries named therein in favor of Wells Fargo Bank Northwest, N.A., and the other beneficiaries named therein.
10.90.	Aircraft Lease Agreement between the Registrant and General Electric Capital Corporation.
10.91.	Aircraft Lease Agreement, dated December 28, 2001, between the Registrant and General Electric Capital Corporation.
10.92.*	Supplemental Executive Retirement Plan. (Incorporated by reference to Exhibit 10(c) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998.)
10.93.*	Amendment No. 1 to Supplemental Executive Retirement Plan. (Incorporated by reference to Exhibit 10(uuu) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2001.)
10.94.*	Amendment No. 2 to Supplemental Executive Retirement Plan. (Incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10—Q for the quarterly period ended July 31, 2001.)
10.95.
Stock Purchase Agreement, dated as of September 8, 2000, among the Registrant, Bank of America, N.A. and MBG Trust. (Incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2000.)
10.96.
First Amendment, dated as of January 2, 2001, to Stock Purchase Agreement, dated as of September 8, 2000, among the Registrant, Bank of America, N.A., and MBG Trust. (Incorporated by reference to Exhibit 10(www) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2001.)
10.97.
Second Amendment, dated as of March 21, 2001, to Stock Purchase Agreement, dated as of September 8, 2000, among the Registrant, Bank of America, N.A., and MBG Trust. (Incorporated by reference to Exhibit 10(xxx) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2001.)
10.98.
Amendment, dated as of September 15, 2001, to Stock Purchase Agreement, dated as of September 8, 2000, among the Registrant, Bank of America, N.A., and MBG Trust, and to the Collateral Agreement, dated as of September 8, 2000, among the Registrant, Bank of America, N.A., MBG Trust and Banc of America Securities LLC. (Incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2001.)
10.99.
Amendment, dated as of February 6, 2002, to Stock Purchase Agreement, dated as of September 8, 2000, among the Registrant, Bank of America, N.A., and MBG Trust, and to the Collateral Agreement, dated as of September 8, 2000, among the Registrant, Bank of America, N.A., MBG Trust and Banc of America Securities LLC.

10.100.
Collateral Agreement dated as of September 8, 2000 among the Registrant, Bank of America, N.A., MBG Trust and Banc of America Securities LLC. (Incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2000.)
10.101.
Amended and Restated Trust Agreement dated as of September 8, 2000 between NMS Services (Cayman), Inc. and Wilmington Trust Company. (Incorporated by reference to Exhibit 10(c) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2000.)
10.102.
Amendment, dated as of September 15, 2001, to the Amended and Restated Trust Agreement, dated as of September 8, 2000, between NMS Services (Cayman) Inc. and Wilmington Trust Company. (Incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2001.)
21.	Subsidiaries of the Registrant.
23.	Consent of Arthur Andersen LLP.
99.	Letter re: Representations of Arthur Andersen LLP.

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

(b)
During the fourth quarter of the fiscal year ended January 31, 2002, Mandalay filed a report on Form 8-K dated December 21, 2001. This 8-K reported information under Item 5.

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

MANDALAY RESORT GROUP
Dated: April 29, 2002	By:	/s/ MICHAEL S. ENSIGN
Michael S. Ensign, Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL S. ENSIGN Michael S. Ensign	Chairman of the Board, Chief Executive Officer and Chief Operating Officer (Principal Executive Officer)	April 29, 2002
/s/ WILLIAM A. RICHARDSON William A. Richardson	Vice Chairman of the Board	April 29, 2002
/s/ GLENN SCHAEFFER Glenn Schaeffer	President, Chief Financial Officer, Treasurer and Director (Principal Financial Officer)	April 29, 2002
/s/ LES MARTIN Les Martin	Vice President and Chief Accounting Officer (Principal Accounting Officer)	April 29, 2002
/s/ WILLIAM E. BANNEN William E. Bannen	Director	April 29, 2002
/s/ ARTHUR H. BILGER Arthur H. Bilger	Director	April 29, 2002
/s/ ROSE MCKINNEY-JAMES Rose McKinney-James	Director	April 29, 2002

/s/ MICHAEL D. MCKEE Michael D. McKee	Director	April 29, 2002
/s/ DONNA B. MORE Donna B. More	Director	April 29, 2002

INDEX TO EXHIBITS
FORM 10-K
Fiscal Year Ended
January 31, 2002

Exhibit Number
4.5.	First Amendment Agreement, dated December 19, 2001, to the Revolving Loan Agreement and Term Loan Agreement, both dated August 22, 2001, by and among the Registrant, the banks named therein, Bank of America, N.A., as administration agent, and Citicorp USA, Inc, and Bankers Trust Company, as syndication agents for the Banks, and the related Subsidiary Guarantee, dated August 22, 2001, of the Registrant's subsidiaries named therein.
10.11.	Fifteenth Amendment, dated November 29, 2001, of the Registrant's Employees' Profit Sharing and Investment Plan.
10.13.	Tenth Amendment and Restatement to the Registrant's Employees' Profit Sharing and Investment Trust.
10.58.	Amendment No. 8 to the Victoria Partners Loan Agreement, dated as of March 28, 2002.
10.74.
Fourth Amendment, dated November 2001, to the Amended and Restated Development Agreement, dated April 9, 1998, by and among Detroit Entertainment, L.L.C., the City of Detroit and the Economic Development Corporation of the City of Detroit for the City of Detroit Casino Development Project.
10.75.
Fifth Amendment, dated March 2002, to the Amended and Restated Development Agreement, dated April 9, 1998, by and among Detroit Entertainment, L.L.C., the City of Detroit and the Economic Development Corporation of the City of Detroit for the City of Detroit Casino Development Project.
10.76.
Sixth Amendment, dated April 2002, to the Amended and Restated Development Agreement, dated April 9, 1998, by and among Detroit Entertainment, L.L.C., the City of Detroit and the Economic Development Corporation of the City of Detroit for the City of Detroit Casino Development Project.
10.88.
Master Lease, dated December 21, 2001, among the Registrant, Mandalay Corp., Ramparts, Inc., New Castle Corp., and Circus Circus Casinos, Inc. as lessees and Wells Fargo Bank Northwest, N.A., as lessor.
10.89.	Guaranty, dated December 21, 2001, by the Registrant and its subsidiaries named therein in favor of Wells Fargo Bank Northwest, N.A., and the other beneficiaries named therein.
10.90.	Aircraft Lease Agreement between the Registrant and General Electric Capital Corporation.
10.91.	Aircraft Lease Agreement, dated December 28, 2001, between the Registrant and General Electric Capital Corporation.
10.99.
Amendment, dated as of February 6, 2002, to Stock Purchase Agreement, dated as of September 8, 2000, among the Registrant, Bank of America, N.A., and MBG Trust, and to the Collateral Agreement, dated as of September 8, 2000, among the Registrant, Bank of America, N.A., MBG Trust and Banc of America Securities LLC.
21.	Subsidiaries of the Registrant.
23.	Consent of Arthur Andersen LLP.
99.	Letter re: Representations of Arthur Andersen LLP.

QuickLinks

PART I
  ITEM 1. BUSINESS.
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
  ITEM 6. SELECTED FINANCIAL DATA.
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
MANDALAY RESORT GROUP AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
MANDALAY RESORT GROUP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME
MANDALAY RESORT GROUP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
MANDALAY RESORT GROUP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
MANDALAY RESORT GROUP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Summary of Operating Lease Agreements (in thousands)
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
Management's Report on Financial Statements
SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (in thousands)
SIGNATURES
INDEX TO EXHIBITS FORM 10-K Fiscal Year Ended January 31, 2002