Form 10-Q
period 2002-04-30
MANDALAY RESORT GROUP
filed 2002-06-14
CIK 725549

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-8570

MANDALAY RESORT GROUP
(Exact name of registrant as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	88-0121916 (I.R.S. employer identification no.)
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 31, 2002
Common Stock, $.01 2/3 par value	68,395,157 shares

MANDALAY RESORT GROUP AND SUBSIDIARIES

Form 10-Q

INDEX

		Page No.
Part I. FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets (Unaudited) at April 30, 2002 and January 31,	3
	Condensed Consolidated Statements of Income (Unaudited) for the Three Months Ended April 30, 2002 and 2001	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended April 30, 2002 and 2001	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6-17
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	18-30
Item 3.	Quantitative and Qualitative Disclosures About Market Risks	30
Part II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	31

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MANDALAY RESORT GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	April 30, 2002	January 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$121,088	$105,905
Receivables	63,213	76,461
Inventories	29,056	30,555
Prepaid expenses and other	48,528	54,066

Total current assets	261,885	266,987
PROPERTY, EQUIPMENT AND LEASEHOLD INTERESTS, at cost, less accumulated depreciation and amortization of $1,201,860 and $1,162,203, respectively	3,063,175	3,049,812
EXCESS OF PURCHASE PRICE OVER FAIR MARKET VALUE OF NET ASSETS ACQUIRED, NET	43,549	45,445
INVESTMENTS IN UNCONSOLIDATED AFFILIATES	529,802	554,086
OTHER INVESTMENTS	47,628	35,751
DEFERRED CHARGES AND OTHER ASSETS	83,731	84,953

Total Assets	$4,029,770	$4,037,034

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$36,251	$39,251
Accounts payable—trade	44,489	33,473
Accounts payable—construction	12,758	8,284
Accrued liabilities	243,115	228,233

Total current liabilities	336,613	309,241
LONG-TERM DEBT	2,387,084	2,482,087
DEFERRED INCOME TAX	200,415	199,478
OTHER LONG-TERM LIABILITIES	105,215	109,258

Total liabilities	3,029,327	3,100,064

MINORITY INTEREST	2,727	(3,639)
STOCKHOLDERS' EQUITY:
Common stock, $.01 2/3 par value Authorized—450,000,000 shares Issued—113,634,013 shares	1,894	1,894
Preferred stock, $.01 par value Authorized—75,000,000 shares	—	—
Additional paid-in capital	570,620	572,992
Retained earnings	1,423,234	1,374,376
Accumulated other comprehensive loss	(18,693)	(21,902)
Treasury stock (45,268,090 and 45,278,193 shares), at cost	(979,339)	(986,751)

Total stockholders' equity	997,716	940,609

Total Liabilities and Stockholders' Equity	$4,029,770	$4,037,034

The accompanying notes are an integral part of these
condensed consolidated financial statements.

MANDALAY RESORT GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	Three Months Ended April 30,
	2002	2001
REVENUES:
Casino	$308,318	$318,678
Rooms	155,408	170,800
Food and beverage	106,745	109,273
Other	80,760	82,036
Earnings of unconsolidated affiliates	30,569	31,245

	681,800	712,032
Less-complimentary allowances	(43,659)	(42,951)

	638,141	669,081

COSTS AND EXPENSES:
Casino	158,153	170,297
Rooms	50,130	52,481
Food and beverage	70,560	75,288
Other operating expenses	49,438	56,728
General and administrative	100,484	106,654
Corporate general and administrative	8,373	4,849
Depreciation and amortization	41,015	54,970
Operating lease rent	12,925	9,710
Preopening expenses	469	—

	491,547	530,977

INCOME FROM OPERATIONS	146,594	138,104
OTHER INCOME (EXPENSE):
Interest, dividend and other income	2,518	387
Guarantee fees from unconsolidated affiliate	193	584
Interest expense	(56,158)	(54,475)
Interest expense from unconsolidated affiliates	(2,127)	(2,748)

	(55,574)	(56,252)

MINORITY INTEREST	(11,578)	(6,757)
INCOME BEFORE PROVISION FOR INCOME TAX AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	79,442	75,095
Provision for income tax	28,722	27,733

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	50,720	47,362
Cumulative effect of a change in accounting principle for goodwill	(1,862)	—

NET INCOME	$48,858	$47,362

BASIC EARNINGS PER SHARE
Income before cumulative effect of change in accounting principle	$.74	$.62
Cumulative effect of a change in accounting principle	(.03)	—

Net income per share	$.71	$.62

DILUTED EARNINGS PER SHARE
Income before cumulative effect of change in accounting principle	$.71	$.61
Cumulative effect of a change in accounting principle	(.03)	—

Net income per share	$.68	$.61

Average shares outstanding—basic	68,487,942	76,111,308

Average shares outstanding—diluted	71,345,845	77,487,220

The accompanying notes are an integral part of these
condensed consolidated financial statements.

MANDALAY RESORT GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended April 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$48,858	$47,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,015	54,970
Provision for bad debts	3,522	7,177
Decrease in deferred income tax	(790)	(1,347)
Increase (decrease) in interest payable	2,779	(2,425)
Increase in accrued pension cost	2,113	1,367
Gain (loss) on disposition of fixed assets	(52)	577
Impairment loss	1,862	—
(Increase) decrease in other current assets	16,763	(4,539)
Increase in other current liabilities	23,119	43,397
Decrease in other noncurrent assets	1,583	390
Unconsolidated affiliates' distributions in excess of earnings	24,180	1,836
Minority interest in earnings, net of distributions	6,366	4,022
Other	(761)	—

Total adjustments	121,699	105,425

Net cash provided by operating activities	170,557	152,787
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(54,593)	(23,215)
Increase (decrease) in construction payable	4,474	(2,133)
Increase in other investments	(10,850)	(10,852)
Other	454	617

Net cash used in investing activities	(60,515)	(35,583)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net effect on cash of issuances and payments of debt with original maturities of three months or less	(80,000)	(20,000)
Principal payments of debt with original maturities in excess of three months	(18,099)	(14,105)
Exercise of stock options	8,404	1,285
Purchases of treasury stock	(2,914)	(17,406)
Other	(2,250)	(3,076)

Net cash used in financing activities	(94,859)	(53,302)

Net increase in cash and cash equivalents	15,183	63,902
Cash and cash equivalents at beginning of period	105,905	105,941

Cash and cash equivalents at end of period	$121,088	$169,843
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest (net of amount capitalized)	$51,493	$55,369
Income tax	$215	$2,917
Noncash items:
Increase (decrease) in market value of interest rate swaps	$4,670	$(15,972)
Increase in market value of investment in insurance contracts	$1,027	$—

The accompanying notes are an integral part of these
condensed consolidated financial statements.

MANDALAY RESORT GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All information for the three months ended
April 30, 2002 and 2001 is unaudited.)

Note 1.    Summary of significant accounting policies—

Principles of Consolidation and Basis of Presentation

        Mandalay Resort Group (the "Company"), which changed its name from Circus Circus Enterprises, Inc. effective June 18, 1999, was incorporated February 27, 1974 in Nevada. The Company owns and operates hotel and casino facilities in Las Vegas, Reno, Laughlin, Jean and Henderson, Nevada and a hotel and dockside casino in Tunica County, Mississippi. In Detroit, Michigan, the Company is the majority investor in a temporary casino which opened December 14, 1999. It is also an investor in several unconsolidated affiliates, with operations that include a riverboat casino in Elgin, Illinois, a hotel/casino in Reno, Nevada and a hotel/casino on the Las Vegas Strip. (See Note 3—Investments in Unconsolidated Affiliates.)

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

        The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. The results for the three months are not necessarily indicative of results to be expected for the full fiscal year.

        Certain reclassifications have been made to the financial statements for the three months ended April 30, 2001 to conform to the financial statement presentation for the three months ended April 30, 2002. These reclassifications have no effect on net income.

        These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 2002.

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

	Three Months Ended April 30,
	2002	2001
	(in thousands, except per share data)
Net income	$48,858	$47,362

Weighted average shares outstanding (basic earnings per share)	68,488	76,111
Stock options	2,858	1,376

Weighted average shares outstanding (diluted earnings per share)	71,346	77,487

Basic earnings per share	$.71	$.62

Diluted earnings per share	$.68	$.61

Comprehensive Income

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

        Comprehensive income consists of the following (in thousands):

	Three Months Ended April 30,
	2002	2001
Net income	$48,858	$47,362
Cumulative effect of a change in accounting principle for interest rate swaps	—	(9,300)
Change in fair value of interest rate swaps	3,209	(1,498)

Comprehensive income	$52,067	$36,564

        The accumulated comprehensive loss reflected on the balance sheet consists of the following (in thousands):

	April 30, 2002	January 31, 2002
Minimum pension liability adjustment	$5,799	$5,799
Adjustment to fair value of interest rate swaps	12,894	16,103

Accumulated comprehensive loss	$18,693	$21,902

Note 2.    Goodwill—

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 provides that goodwill will no longer be amortized, but will instead be reviewed for impairment at least annually. SFAS 142 was effective for the Company on February 1, 2002.

        As of February l, 2002, the Company had approximately $45.4 million of unamortized goodwill. Most of this total relates to the fiscal 2000 purchase of an additional ownership interest in the joint venture which operates MotorCity Casino. In accordance with SFAS 142, each property with assigned goodwill is to be valued as an operating entity. If the fair value of the operating entity is greater than the book value, including assigned goodwill, no further testing is required. However, if the book value, including goodwill, is greater than the fair value of the operating entity, the assets and liabilities of the operating entity need to be valued. The difference between the fair value of the operating entity and the fair value of the assets is the implied fair value of goodwill. To the extent that the implied fair value of goodwill is less than the book value of goodwill, an impairment charge will be recognized as a cumulative effect of a change in accounting principle upon adoption.

        The Company has partially completed its implementation analysis of the goodwill arising from its prior acquisitions. For purposes of this analysis, the fair value of the operating entities was determined using a combination of a discounted cash flow model and a valuation multiple. Based upon this analysis, the Company recorded an impairment charge of $1.9 million, representing the goodwill associated with the June 1, 1995 acquisition of the Railroad Pass Hotel and Casino. This charge was reflected as a cumulative effect of a change in accounting principle in the quarter ended April 30, 2002. As permitted under SFAS 142, the Company is continuing its evaluation of $5.4 million of goodwill associated with the acquisition of the Edgewater Hotel and Casino. If the Company subsequently determines that an impairment exists, the amount would be reported as an adjustment to the previously reported cumulative effect of a change in accounting principle (as provided for in SFAS 142).

        In the three months ended April 30, 2001, the Company recorded goodwill amortization of $3.0 million. Had the new rules been in effect for this prior period, the Company would have reported the following (in thousands):

Three Months Ended April 30, 2001
Net income as reported	$47,362
Add back: goodwill amortization	2,950

Adjusted net income	$50,312

Net income per share as reported—Basic	$.62

Adjusted net income per share—Basic	$.66

Net income per share as reported—Diluted	$.61

Adjusted net income per share—Diluted	$.65

Note 3.    Investments in Unconsolidated Affiliates—

        The Company has investments in unconsolidated affiliates that are accounted for under the equity method. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of earnings, losses and distributions of these companies. The investment balance also includes interest capitalized during construction. Investments in unconsolidated affiliates consisted of the following (in thousands):

	April 30, 2002	January 31, 2002
Circus and Eldorado Joint Venture (50%) (Silver Legacy, Reno, Nevada)	$53,925	$77,029
Elgin Riverboat Resort (50%) (Grand Victoria, Elgin, Illinois)	249,442	251,022
Victoria Partners (50%) (Monte Carlo, Las Vegas, Nevada)	226,435	226,035

	$529,802	$554,086

        The Company's unconsolidated affiliates operate with fiscal years ending on December 31. Selected results of operations for each of the unconsolidated affiliates are as follows (in thousands):

March 31, 2002	Silver Legacy	Grand Victoria	Monte Carlo	Total
Revenues	$36,794	$104,884	$63,504	$205,182
Expenses	30,749	74,269	44,930	149,948
Operating income	6,045	30,615	18,574	55,234
Net income	3,412	30,814	18,037	52,263

March 31, 2001	Silver Legacy	Grand Victoria	Monte Carlo	Total
Revenues	$37,739	$101,502	$69,018	$208,259
Expenses	31,329	70,303	48,760	150,392
Operating income	6,410	31,199	20,258	57,867
Net income	2,429	31,778	18,783	52,990

Note 4.    Long-term Debt—

        Long-term debt consisted of the following (in thousands):

	April 30, 2002	January 31, 2002
Amounts due under bank credit agreements at floating interest rates, weighted average of 3.8% and 3.6%	$300,000	$380,000
Amounts due under majority-owned joint venture revolving credit facility at floating interest rates, weighted average of 3.3%	46,000	64,000
6 3/4% Senior Subordinated Notes due 2003 (net of unamortized discount of $19 and $23)	149,981	149,977
9 1/4% Senior Subordinated Notes due 2005	275,000	275,000
6.45% Senior Notes due 2006 (net of unamortized discount of $165 and $176)	199,835	199,824
10 1/4% Senior Subordinated Notes due 2007	500,000	500,000
9 1/2% Senior Notes due 2008	200,000	200,000
9 3/8% Senior Subordinated Notes due 2010 (net of unamortized discount of $2,076 and $2,142)	297,924	297,858
7 5/8% Senior Subordinated Debentures due 2013	150,000	150,000
7.0% Debentures due 2036 (net of unamortized discount of $89 and $92)	149,911	149,908
6.70% Debentures due 2096 (net of unamortized discount of $76 and $88)	149,924	149,912
Other notes	4,760	4,859

	2,423,335	2,521,338
Less—current portion	(36,251)	(39,251)

	$2,387,084	$2,482,087

        At April 30, 2002, the Company was in compliance with all of the covenants in its credit facilities and, under the most restrictive loan covenant, was restricted from issuing additional debt in excess of approximately $950 million.

Note 5.    Interest Rate Swaps—

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

        The Company has entered into various interest rate swaps, principally with its bank group, to manage interest expense, which is subject to fluctuation due to the variable-rate nature of the debt under the Company's credit facilities. The Company has interest rate swap agreements under which it pays a fixed interest rate (weighted average of approximately 6.4%) and receives a variable interest rate (weighted average of approximately 2.0% at April 30, 2002) on $550 million notional amount. The net effect of all such swaps resulted in additional interest expense of $6.0 million for the three months. Three of the swaps with a combined notional amount of $350 million terminate in fiscal 2003. The remaining swap of $200 million notional amount terminates in fiscal 2004.

        The Company is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. However, the Company considers the risk of nonperformance by the counterparties to be minimal because the parties to the swaps are predominantly members of the Company's bank group. If the Company had terminated all swaps as of April 30, 2002, the Company would have had to pay a net amount of $19.4 million based on quoted market values from the various financial institutions holding the swaps.

        Except as noted below, the above swaps meet the criteria for hedge accounting established by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The fair market value of the swaps is recorded as an asset or a liability in accordance with SFAS 133. The value of the swaps increased by $4.7 million ($3.2 million, net of tax) during the three months ended April 30, 2002, which decreased the liability with the corresponding income included as other comprehensive income.

        The Company has $550 million notional amount in floating to fixed rate swaps, though its floating rate exposure is limited to borrowings under its credit facilities, which totaled only $300 million at April 30, 2002. Consequently, the Company's $200 million swap maturing September 24, 2002 and the

Company's $50 million swap maturing January 15, 2003 are considered "ineffective hedges" pursuant to SFAS 133, and a portion of the change in the fair values of these swaps must be recognized in the income statement. This amounted to approximately $5.8 million at April 30, 2002. In accordance with SFAS 133, this amount is being amortized to interest expense over the remaining lives of the $200 million and $50 million swaps. To the extent the fair values of these swaps change prior to maturity, the amount to be recognized in the income statement will also change.

Note 6.    Leasing Arrangements—

        In October 1998, the Company entered into a $200 million operating lease agreement with a group of financial institutions to lease equipment at Mandalay Bay.

        In December 2001, the Company entered into a series of additional operating lease agreements totaling $130.5 million with a group of financial institutions. These leases cover equipment located at several Nevada properties. Since this equipment was originally purchased by the Company, the transaction constituted a sale and leaseback of this equipment. The sale of the equipment resulted in the recognition of a net deferred gain of $28.3 million, which is being amortized over the three year base term of the lease agreements using the effective interest method. The amount amortized to other income during the quarter ended April 30, 2002, was $1.1 million. The proceeds from these leases were used to reduce borrowings outstanding under the Company's credit facilities.

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

        The leases provide that, at termination, the Company may elect to purchase the equipment for a stated purchase option amount which is equal to the estimated fair value of the equipment at that date, as determined by an independent appraisal. If the Company chooses not to purchase the equipment, it may be obligated to pay additional amounts under the lease provisions if such equipment cannot be sold for the appraised fair value. The following table summarizes these operating lease agreements (in thousands):

Summary of Operating Lease Agreements

	Date of Agreement
	10/30/98	12/21/01	12/28/01	12/28/01	Total
Initial value of leased equipment	$200,000	$112,500	$12,500	$5,500	$330,500
Purchase option at April 30, 2002 (1)	$135,300	$107,800	$12,000	$5,300	$260,400
Current termination date	6/30/03	12/21/04	12/28/04	12/28/04
Purchase option at current termination (1)	$118,200	$56,300	$8,400	$3,700	$186,600
Maximum extended termination date (2)	6/30/03	12/21/05	12/28/06	12/28/06
Purchase option at maximum termination (1)	$118,200	$45,000	$6,200	$2,800	$172,200
Frequency of rent payments	Quarterly	Quarterly	Monthly	Monthly

(1)
Represents estimated fair value at that date based upon independent appraisal.

(2)
Assumes election of all available renewal periods.

Note 7.    Stock Options—

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

        Summarized information for stock option plans was as follows:

	Three Months Ended April 30, 2002
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	9,897,371	$16.24
Granted	—	—
Exercised	(675,402)	12.44
Canceled	(7,600)	20.00

Outstanding at end of period	9,214,369	16.52

Options exercisable at end of period	4,781,234	14.35

Options available for grant at end of period	14,390

Note 8.    Stock Related Matters—

        During the three months ended April 30, 2002, the Company purchased 109,415 shares of its common stock at a cost of $2.9 million. In the prior year quarter, the Company purchased 855,300 shares of its common stock at a cost of $17.4 million. These amounts do not include interim settlements under the Company's equity forward agreements.

Note 9.    Equity Forward Agreements—

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

        Bank of America acquired a total of 6.9 million shares at a total cost of $138.7 million under these agreements. Pursuant to the interim settlement provisions and an amendment to the agreements, the Company has received a net of 3.6 million shares and reduced the notional amount of the agreements by $38.7 million. As of April 30, 2002, the Company was entitled to purchase the remaining 3.3 million shares from B of A for the notional amount of $100 million on the settlement date (which was extended to March 31, 2003 by amendment of the agreements) subject to any future adjustment of the notional amount and/or the number of shares under the agreements' interim settlement provisions. The table below summarizes the share purchase and interim settlement activity under these equity forward agreements through April 30, 2002.

Date	Description	Shares Acquired (Delivered) by BofA	Shares Acquired (Delivered) by Mandalay	Increase (Decrease) in Notional Amount
		(in thousands)
9/8/00	Original agreement	4,856	—	$100,000
3/21/01	Amendment (increase of notional amount)	1,246	—	24,933
6/30/01	Interim settlement	(1,543)	1,543	—
9/15/01	Amendment (increase of notional amount)	754	—	13,741
10/31/01	Interim settlement	938	(938)	(35,527)
1/31/02	Interim settlement	(2,438)	2,438	—
2/6/02	Amendment (contract extension to 3/31/03)	(116)	116	(3,147)
3/31/02	Interim settlement	(440)	440	—

	Net amounts	3,257	3,599	$100,000

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

        The Company incurs quarterly interest charges on the notional amount at a current rate equal to LIBOR plus 1.95%. Total interest charges incurred from inception through April 30, 2002, amounted to $8.4 million, of which $.6 million was incurred in the quarter ended April 30, 2002. In addition, the Company has also previously incurred structuring fees and commissions totaling $3.7 million. These interest charges and other fees are included in the cost of treasury stock.

Note 9.    Commitments and Contingent Liabilities—

Mandalay Bay Convention Center

        The Company is constructing a convention and meeting complex located on land adjacent to the existing Mandalay Bay Conference Center. The complex will include more than one million square feet of exhibit space. Upon completion of the project, Mandalay Bay will offer a total of almost two million gross square feet of conference and exhibit space. Following the events of September 11, construction of the facility was temporarily suspended. Construction was resumed in February 2002, and the facility is currently expected to open in January 2003. The cost of the convention center, excluding land, capitalized interest and preopening expenses, is estimated to be $235 million. As of April 30, 2002, the Company had incurred costs of $95.2 million related to this project.

Mandalay Bay Suites Tower

        The Company has also announced plans to build a new 1,122-suite hotel tower at Mandalay Bay. The 41-story tower will be located at the west side of the property. The new suites will average 750 square feet, among the largest room product in the market. The project will also include 24 hospitality suites, a spa and fitness center, a business center and a restaurant and lounge. The Company expects that the new suites will service the demand generated by the new convention center. The project will break ground in the fall with an expected opening in October 2003. The total cost of the project is estimated to be $225 million, excluding land, capitalized interest and preopening expenses.

Detroit

        The Company participates with the Detroit-based Atwater Casino Group in a joint venture that owns and operates a temporary casino in Detroit, Michigan. This joint venture is one of three groups which negotiated casino development agreements with the city. The Company has a 53.5% ownership interest in the joint venture.

        Pending the development of a permanent hotel/casino, the joint venture constructed a temporary casino (MotorCity Casino) in downtown Detroit, which opened December 14, 1999. The cost of the temporary casino, including land and capitalized interest but excluding preopening expenses, was approximately $150 million. This cost was financed through the joint venture's $150 million credit facility, which is secured by the assets associated with the temporary casino. The Company has guaranteed this credit facility, which had a balance of $46 million at April 30, 2002. The joint venture's operation of the temporary casino is subject to ongoing regulatory oversight, and its ability to proceed with a permanent hotel/casino project is contingent upon the receipt of all necessary gaming approvals and satisfaction of other conditions.

        The joint venture is currently negotiating with the City of Detroit concerning the location and scope of the permanent facility; however, the facility is expected to include hotel rooms, larger casino space, convention and meeting space, and dining and entertainment facilities. Over the course of negotiations with the City regarding a permanent facility, which are ongoing, the joint venture's development agreement with the City has been extended by a series of amendments, most recently from June 15, 2002 to July 31, 2002. The Company has committed to contribute 20% of the cost of the permanent facility in the form of an investment in the joint venture. The joint venture will seek to borrow the funds necessary to complete the permanent facility. Because of the uncertainty about the location and scope of the permanent facility, its cost has yet to be determined. The current development agreement provides that Mandalay will guarantee completion of the permanent facility and will enter into a keep-well agreement with the city, pursuant to which it could be required to contribute additional funds to continue operation of the permanent facility for a period of two years. This keep-well agreement also applies to the temporary casino. There is no contractual limitation on the amount that the Company may be required to contribute to the joint venture in order to guarantee the completion of the permanent facility or to keep the project in operation for a period of two years. However, based on the performance of the temporary casino to date, the Company does not expect that these guarantees will require the outlay of additional capital. The Company has issued letters of credit totaling $50 million for the benefit of Bank of America in order to back letters of credit issued by Bank of America for the same total amount. The Bank of America letters of credit were issued to secure payments of principal and interest on bonds issued by the Economic Development Corporation of the City of Detroit. The proceeds of the bonds are to be used to finance costs associated with activities (including acquisition) relating to land located along the Detroit River (including the site where the joint venture's permanent facility originally was to be located). However, this restriction on the use of proceeds may be modified as a result of negotiations with the City of Detroit.

        Various lawsuits have been filed in the state and federal courts challenging the constitutionality of the Casino Development Competitive Selection Process Ordinance and the Michigan Gaming Control and Revenue Act, and seeking to appeal the issuance of a certificate of suitability and casino license to MotorCity Casino. A recent decision by the Sixth Circuit Court of Appeals in Lac Vieux Desert Band of Lake Superior Chippewa Indians v. The Michigan Gaming Control Board et al. held that the ordinance in its current form was unconstitutional and remanded the case to the District Court. The matter is presently pending before the District Court, which has declared that "the Ordinance in its current form is unconstitutional." The effect of the rulings in this case is uncertain. The Michigan Gaming Control Board ("MGCB") has taken the ruling of the Sixth Circuit Court of Appeals under advisement without comment. A separate action has been filed against the MGCB in state court seeking an order requiring the MGCB to revoke the casino licenses. In a separate action, on February 13, 2002, John Ren filed suit in the Circuit Court of Wayne County, Michigan, against the Detroit joint venture and the other two casino operators in Detroit. The plaintiff purports to represent himself and a class consisting of all persons who lost money and/or incurred debts that remain unpaid at any of the three Detroit casinos. Relying on the Sixth Circuit Court of Appeals' Lac Vieux decision, the plaintiff alleges that the three casinos have been operating illegally and continue to do so. The relief sought by the plaintiff includes an injunction to restrain the three casinos from remaining open until properly licensed, compensatory damages, and disgorgement of all profits "unjustly obtained." The court dismissed this action on the basis that the plaintiff should first seek relief from the MGCB. The plaintiff has filed a claim with the MGCB, which is still pending. The joint venture continues to operate MotorCity Casino. However, any future ruling by the court in any of these lawsuits or by the MGCB, as well as an adverse ruling in other lawsuits, or the failure to come to terms with the City of Detroit, could affect the joint venture's operation of the temporary facility, as well as its ability to retain its certificate of suitability and casino license for its permanent facility. No assurance can be given regarding the timing or outcome of any of these proceedings.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

SIGNIFICANT FACTORS AFFECTING RESULTS OF OPERATIONS IN THE QUARTER ENDED APRIL 30, 2002

September 11, 2001

        We believe the aftermath of the terrorist attacks of September 11, 2001, continued to impact our operating results in our first quarter ended April 30, 2002, particularly at our Las Vegas properties, which generate approximately two-thirds of our operating income and are dependent on air travel for a significant portion of their customers. While passenger counts at McCarran International Airport rebounded from the severe declines experienced in the first few months after the attacks (counts fell almost 20% over the last four months of 2001), they continue to lag the prior year. Through the first three months of calendar 2002, passenger counts were down 8.3% from the prior year. Meanwhile, visitor volume (which declined 9% over the last four months of 2001) has also come back, though trailing the prior year by 1.9% through March 31, 2002. These decreases in air traffic and visitor volume caused declines in the number of customers staying at and visiting our Las Vegas properties, leading to declines in revenues at our Las Vegas properties during the quarter.

        Our operations in our other markets were not as vulnerable to the aftermath of September 11, and consequently, their operations do not appear to have been significantly impacted. We cannot predict the extent to which the events of September 11 will continue to directly or indirectly impact our operating results in the future, nor can we predict the extent to which future security alerts and/or additional terrorist attacks may impact our operations.

Economic Recession

        Historically, there has not been a high correlation between economic conditions and our operating results. This has been true with respect to the overall U.S. economy and also the regional economies from which we derive a substantial portion of our customers (e.g., California). However, we believe the broad economic recession that affected the country throughout most of 2001 and that has continued into 2002, was also a factor in our results for the first quarter.

Expansion of Native American Gaming

        On March 7, 2000, California voters approved Proposition 1A, which amended the California constitution and legalized "Nevada-style" gaming on Native American reservations. The passage of Proposition 1A has prompted the expansion of existing Native American gaming operations in California, as well as the opening of new ones. Significant expansion has already occurred and is continuing, resulting in generally lower operating results at our properties in the secondary markets of Reno, Laughlin and Jean, Nevada. The continued growth of Native American gaming establishments in California (as well as elsewhere in the country) could have a material adverse effect on our operations.

RESULTS OF OPERATIONS

Earnings per Share

        For the quarter ended April 30, 2002, we reported net income of $48.9 million, or $.68 per diluted share, versus $47.4 million, or $.61 per diluted share, for the quarter ended April 30, 2001.

        The increase in earnings per share was attributable primarily to lower average diluted shares outstanding. Average diluted shares outstanding for the quarter decreased to 71.3 million from 77.5 million a year ago, due primarily to the repurchase of 5.2 million shares during fiscal 2002.

        Earnings for the quarter also reflected strong results at Mandalay Bay, where operating income rose 40%, largely on the strength of cost cutting measures implemented in the wake of September 11, as well as lower depreciation and lower operating rent expense. Results at MotorCity Casino also surged, reflecting the steady improvement in slot revenues at that property.

        Results for the quarter reflect the impact of a new accounting pronouncement, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142 (which became effective for Mandalay on February 1, 2002), goodwill is no longer amortized, but must be reviewed at least annually for impairment. We have partially completed our implementation analysis of the goodwill arising from our prior acquisitions. Based upon this analysis, we recorded a write-off of $1.9 million, representing the goodwill associated with the June 1, 1995 acquisition of the Railroad Pass Hotel and Casino.

        This write-off was reflected as a cumulative effect of a change in accounting principle in the quarter ended April 30, 2002. As permitted under SFAS 142, we are continuing our evaluation of $5.4 million of goodwill associated with the acquisition of the Edgewater Hotel and Casino. If we subsequently determine that an impairment exists, the amount would be reported as an adjustment to the previously reported cumulative effect of a change in accounting principle (as provided for in SFAS 142). The above write-off was offset by the elimination of goodwill amortization, which amounted to $3.0 million in the prior year quarter.

Revenues

        Revenues decreased $30.9 million, or 5%, for the quarter ended April 30, 2002, compared to the same quarter a year ago. The decrease was due primarily to the continued effect of September 11 on our Las Vegas Strip properties, whose revenues were down $32.9 million, or 8% (including our 50% share of the operating income of Monte Carlo). Revenues also declined at our other Nevada properties, mainly because of expanded Native American gaming in California. In Reno, revenues decreased $3.6 million, or 10% (including our 50% share of the operating income of Silver Legacy); in Laughlin revenues were down $.7 million, or 2%; and in Jean they were down $1.9 million, or 10%. These declines were partially offset by a $10.5 million, or 12%, increase in revenues at MotorCity Casino in Detroit, Michigan.

Casino Revenues

        Casino revenues declined $10.4 million, or 3%, in the quarter. With the exception of Luxor, where casino revenues were flat, casino revenues declined at all of our wholly owned properties due to the impact of the significant factors discussed previously. These declines were partially offset by a $10.5 million, or 12%, increase in casino revenues at MotorCity Casino, as slot revenues at that property continued to improve due to marketing efforts, which have solidified the property=s position within the Detroit market.

Room Revenues

        Room revenues fell $15.4 million, or 9%, in the quarter. Revenue per available room ("REVPAR") at our Las Vegas properties trailed the record prior-year results by 10%, due mainly to the September 11 attacks and the lingering recession. However, because we did not engage in deep discounting of our room rates following the terrorist attacks, we believe our recovery in this key benchmark has been more rapid. The following table compares average room rates, occupancy and REVPAR at our major wholly owned properties:

	QTR. 4/30/02			QTR. 4/30/01
	Avg. Rate	Occupancy	REVPAR	Avg. Rate	Occupancy	REVPAR
Weighted average all wholly owned properties	$83	89%	$74	$87	92%	$80
Weighted average wholly owned Las Vegas Strip properties	$97	93%	$90	$105	95%	$100

Food and Beverage Revenues

        Food and beverage revenues decreased $2.5 million, or 2%, in the quarter ended April 30, 2002, attributable principally to the continued impact that September 11 had on our Las Vegas Strip properties.

Other Revenues

        Other revenues declined $1.3 million, or 2%, in the quarter versus last year. Other revenues come principally from amusements, retail stores and entertainment.

Earnings of Unconsolidated Affiliates

        We record our 50% share of the operating income of our unconsolidated joint ventures (Grand Victoria, Monte Carlo and Silver Legacy) as revenue under "Earnings of Unconsolidated Affiliates." (Results from the 53.5%-owned MotorCity Casino are consolidated for financial reporting purposes.) Earnings of unconsolidated affiliates decreased $.7 million, or 2%, in the quarter ended April 30, 2002 versus the prior year. A slight decrease in the results at Grand Victoria accounted for the majority of the decline.

Income from Operations

        For the quarter ended April 30, 2002, income from operations rose $8.5 million, or 6%, from the previous year. The composite operating margin was 23.0% versus 20.6% in the prior year. The principal factors in the increase were the results at Mandalay Bay, cost-cutting measures undertaken at all of our properties to counter the impact of the September 11 terrorist attacks and the elimination of goodwill amortization as previously discussed. The table below summarizes operating results by property and is followed by a discussion of operating results by market.

Operating Results by Property
(in millions)

	QTR 4/30/2002			QTR 4/30/2001
	Operating Income	Depreciation	EBITDA(1)	Operating Income	Depreciation	EBITDA(1)
Mandalay Bay	$23.3	$9.0	$32.3	$16.6	$10.7	$27.3
Luxor	27.8	4.6	32.4	29.5	8.8	38.3
Excalibur	21.3	2.9	24.2	23.4	4.8	28.2
Circus Circus-Las Vegas(2)	13.6	4.5	18.1	15.3	5.8	21.1
Gold Strike-Tunica	3.9	3.2	7.1	3.8	3.2	7.0
Colorado Belle / Edgewater	7.3	2.7	10.0	6.1	2.9	9.0
Circus Circus-Reno	1.7	1.8	3.5	4.0	2.3	6.3
Gold Strike properties(3)	1.7	1.4	3.1	0.6	2.7	3.3
MotorCity Casino(4)	26.1	10.2	36.3	17.1	9.6	26.7
Unconsolidated joint ventures(5)	30.6	0.1	30.7	29.7	1.6	31.3
Other	(1.7)	0.0	(1.7)	(0.7)	0.1	(0.6)

Subtotal	155.6	40.4	196.0	145.4	52.5	197.9
Corporate expense	(9.0)	0.6	(8.4)	(7.3)	2.5	(4.8)

Total	$146.6	$41.0	$187.6	$138.1	$55.0	$193.1

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

(5)
Includes Monte Carlo, Grand Victoria and Silver Legacy, each of which is 50%-owned.

Las Vegas

        Our Las Vegas properties (including our 50% share of Monte Carlo) posted an overall increase in operating income of $1.9 million, or 2%, during the quarter. At Mandalay Bay, operating income rose $6.7 million, or 40%, due to several factors. While revenues were down 11%, the operating margin at this property improved significantly due to cost-cutting measures enacted after September 11, as well as a combined $4.1 million reduction of depreciation and operating lease rent expense. (See discussions under "Depreciation and Amortization" and "Operating Lease Rent.") The above factors were partially offset by a lower hold percentage at this property compared to the prior year, which resulted in roughly $10 million lower gaming win.

        Operating income at our other wholly owned Las Vegas properties declined in the quarter, though the declines were significantly offset by the cost-cutting measures that were implemented. At Luxor, operating income was down $1.7 million, or 6%; at Excalibur it was down $2.1 million, or 9%; and at Circus Circus it was off by $1.7 million, or 11%. The contribution from Monte Carlo rose slightly, up $.6 million, or 5%, for the quarter.

Reno

        Operating income from our Reno properties (including our 50% share of Silver Legacy) was down $2.6 million, or 31%, in the first quarter due mostly to the adverse impact of the expansion of Native American gaming in California and the northwestern U.S. We believe that the events of September 11 and the economic recession also contributed to the decline.

Laughlin

        Our two Laughlin properties, Colorado Belle and Edgewater, posted a combined increase in operating income of $1.2 million, or 20%, for the quarter. Our Laughlin properties showed significant margin improvement due to cost cutting initiatives, despite continued declines in revenues. The Laughlin market continues to face increased competition from Native American casinos in its primary feeder markets in Arizona and southern California.

Other Markets

        In Detroit, Michigan, MotorCity Casino generated operating income of $26.1 million, an increase of 53% over the prior year first quarter. Results at this property, particularly in slots, have steadily improved since its December 1999 opening. See "Financial Position and Capital Resources" for additional details regarding our Detroit operation.

        In Tunica County, Mississippi, operating income at Gold Strike was up 3% in the quarter ended April 30, 2002, compared to the prior year, while the contribution to income from operations from Grand Victoria (a 50%-owned riverboat casino in Elgin, Illinois) also rose slightly, up 4%.

        On May 31, 2002, the Illinois legislature passed a revenue bill providing for significantly higher gaming taxes, including a top-end rate of 50% on gaming revenues exceeding $200 million. This new legislation, which is effective July 1, 2002, is expected to have a significant impact on operations at Grand Victoria. Had the new legislation been in effect during the prior year, the impact would have been a reduction in operating income at this property of approximately $40 million.

Depreciation and Amortization

        For the quarter ended April 30, 2002, depreciation and amortization expense was $41.0 million versus $55.0 million in the prior year quarter. The principal factors in the $14.0 million decrease were the new operating leases entered into in December 2001 and the elimination of goodwill amortization pursuant to SFAS 142, as discussed previously. Under the new operating leases, we sold and leased back $130.5 million of equipment, thus replacing depreciation expense and interest expense with operating lease rent.

Operating Lease Rent

        Operating lease rent for the quarter ended April 30, 2002, increased to $12.9 million from $9.7 million last year. While we entered into new operating lease agreements covering $130.5 million of equipment in December 2001 (see discussion under Financial Position and Capital Resources for additional details regarding our operating lease agreements), the resulting increase in rent expense was partially offset by a scheduled reduction in rent expense related to the previously existing $200 million lease facility.

Interest Expense

        For the quarter ended April 30, 2002, interest expense (excluding interest expense of unconsolidated joint ventures and without reduction for capitalized interest) increased $3.3 million over the first quarter last year. The increase was due primarily to the issuance of $300 million principal amount of 9 3/8% Senior Subordinated Notes in December 2001. The net proceeds from this offering were used to pay down lower-cost borrowings outstanding under our bank facility. The higher interest rates on the notes we issued were largely offset by lower average borrowings outstanding.

        We recorded interest expense related to unconsolidated joint ventures of $2.1 million in the quarter ended April 30, 2002 compared with $2.7 million in the prior year. These amounts reflect our 50% share of the interest expense of Silver Legacy and Monte Carlo. The decrease was attributable primarily to lower average interest rates.

        On March 5, 2002, Silver Legacy issued $160 million of 10 1/8% Mortgage Notes due 2012. Along with the issuance of the notes, Silver Legacy entered into a new senior secured credit facility, comprised of a $20 million revolving credit facility and a $20 million amortizing term loan. The net proceeds of the notes, combined with draws under the new credit facility, were used to repay the prior credit facility ($152.3 million)and to fund a $30 million distribution to the Silver Legacy partners ($20 million of which was distributed to Mandalay).

        At April 30, 2002, long-term debt (including current portion) stood at $2.42 billion compared to $2.63 billion at April 30, 2001. The current year total includes $46.0 million of debt related to MotorCity Casino, while the prior year total includes $112.0 million of debt related to MotorCity. Capitalized interest was $1.8 million in this year=s first quarter compared to $.2 million in the previous year. Capitalized interest in the current year related primarily to the new convention center under construction at Mandalay Bay.

Income Taxes

        The effective tax rate for the three months ended April 30, 2002 was 37.0% compared with 36.9% a year ago. These rates reflect the corporate statutory rate of 35% plus the effect of various nondeductible expenses, primarily the amortization of goodwill in the prior year, and the write-off of goodwill in the current year.

FINANCIAL POSITION AND CAPITAL RESOURCES

Operating Activities

        For the quarter ended April 30, 2002, net cash provided by operating activities was $170.6 million versus $152.8 million in the prior year. The increase was attributable mostly to distributions from unconsolidated affiliates, which increased $22.3 million in the quarter ended April 30, 2002, compared to the prior year, due primarily to a $20 million distribution received when Silver Legacy refinanced its credit facility.

        Mandalay had cash and cash equivalents of $121.1 million at April 30, 2002, sufficient for normal daily operating requirements.

Investing Activities

        Net cash used in investing activities was $60.5 million for the quarter ended April 30, 2002, versus $35.6 million in the prior year quarter. Higher capital expenditures and the related increase in construction payables accounted for the increase.

        Capital expenditures for the quarter ended April 30, 2002, which were funded primarily from cash flow, totaled $54.6 million, of which $33.6 million related to the construction of the new convention center at Mandalay Bay, scheduled to open in January 2003 (see "New Projects" for additional details). In the prior year quarter, capital expenditures totaled $23.2 million, of which $4.1 million related to the renovation of a portion of the pyramid rooms at Luxor.

Financing Activities

        For the quarter ended April 30, 2002, financing activities used net cash of $94.9 million, primarily to repay amounts outstanding under our credit facilities. In the prior year quarter, financing activities used net cash of $53.3 million, when we paid down $34.1 million of debt and purchased .9 million shares of common stock at a cost of $17.4 million.

Credit Facilities

        In August 2001, we replaced our $1.8 billion unsecured credit facility, dated May 23, 1997, with three separate facilities that totaled $1.25 billion. These credit facilities included a $150 million capital markets term loan facility which was paid in full using a portion of the net proceeds we received from the issuance of $300 million of Senior Subordinated Notes in December 2001. By paying off the capital markets term loan facility, we reduced our borrowing capacity to $1.1 billion under the two remaining facilities. The remaining credit facilities, which are for general corporate purposes, include a $250 million term loan facility (the entire amount of which was outstanding at April 30, 2002) and an $850 million revolving facility ($50 million of which was outstanding at April 30, 2002 and another $50 million of which was committed under a letter of credit—see discussion under "Detroit"). Each of our credit facilities is unsecured and provides for the payment of interest, at our option, either at (1) a rate equal to or an increment above the higher of the Bank of America prime rate and the Federal Reserve Board federal funds rate plus 50 basis points, or (2) a Eurodollar-based rate. At April 30, 2002, the effective rate of interest on the indebtedness outstanding under our credit facilities was 3.8%. Each of our credit facilities includes financial covenants regarding total debt and interest coverage, plus covenants that limit our ability to dispose of assets, make distributions on our capital stock, engage in a merger, incur liens and engage in transactions with our affiliates. The entire principal amount then outstanding under our credit facilities becomes due and payable on August 21, 2006, unless the maturity date is extended with the consent of the lenders.

        In December 2001, we amended the covenants under each of our credit facilities to provide for more liberal tests for total debt and interest coverage. These amendments were obtained to address the impact of the events of September 11. The amended covenants were effective with the quarter ended January 31, 2002, and will continue to provide relief through the quarter ending April 30, 2003. As of April 30, 2002, we were in compliance with all of the covenants in our credit facilities, including those related to total debt and interest coverage, and under the most restrictive covenant, we had the ability to issue additional debt of approximately $950 million. Our borrowing capacity under these covenants can fluctuate substantially from quarter to quarter depending upon our operating cash flow.

Operating Leases

        In October 1998, we entered into a $200 million operating lease agreement with a group of financial institutions to lease equipment at Mandalay Bay.

        In December 2001, we entered into a series of additional operating lease agreements totaling $130.5 million with a group of financial institutions. These leases cover equipment located at several Nevada properties. Since this equipment was originally purchased by us, the transaction constituted a sale and leaseback of this equipment. The sale of the equipment resulted in the recognition of a net deferred gain of $28.3 million, which is being amortized over the three year base term of the lease agreements using the effective interest method. The amount amortized to other income during the quarter ended April 30, 2002 was $1.1 million. The proceeds from these leases were used to reduce borrowings outstanding under our credit facilities.

        We entered into our operating leases solely to provide greater financial flexibility; they are not considered a material source of financing. The rent expense related to these operating leases is reported separately in the consolidated statements of income as operating lease rent. The operating lease agreements contain financial covenants regarding total debt and interest coverage that are identical to those under our credit facilities. The agreements also contain covenants regarding maintenance of the equipment, insurance requirements and prohibitions on liens. As of April 30, 2002, we were in compliance with all of the covenants in these agreements.

        The leases provide that, at maturity, we may elect to purchase the equipment for a stated purchase option amount which is equal to the estimated fair value of the equipment at that date, as determined by an independent appraisal. If we choose not to purchase the equipment, we may be obligated to pay additional amounts under the lease provisions if such equipment cannot be sold for the appraised fair value. We are exposed to risks under these lease agreements as follows: (1) To the extent we are unable to make required lease payments, the equipment could be foreclosed, which could have a detrimental impact on our operating results; and (2) to the extent we are financially unable to purchase the equipment (or similar replacement equipment) at maturity, our ability to operate our properties could be impaired, which could likewise have a negative impact on our operating results. We do not consider these risks to be significant due to our historically strong production of cash flow and our access to various other forms of capital. The following table summarizes these operating lease agreements (in thousands):

Summary of Operating Lease Agreements

	Date of Agreement
	10/30/98	12/21/01	12/28/01	12/28/01	Total
Initial value of leased equipment	$200,000	$112,500	$12,500	$5,500	$330,500
Purchase option at April 30, 2002 (1)	$135,300	$107,800	$12,000	$5,300	$260,400
Current termination date	6/30/03	12/21/04	12/28/04	12/28/04
Purchase option at current termination (1)	$118,200	$56,300	$8,400	$3,700	$186,600
Maximum extended termination date (2)	6/30/03	12/21/05	12/28/06	12/28/06
Purchase option at maximum termination (1)	$118,200	$45,000	$6,200	$2,800	$172,200
Frequency of rent payments	Quarterly	Quarterly	Monthly	Monthly

(1)
Represents estimated fair value at that date based upon independent appraisal.

(2)
Assumes election of all available renewal periods.

New Projects

Mandalay Bay Convention Center

        We are constructing a convention and meeting complex on land adjacent to the existing Mandalay Bay Conference Center. The complex will include more than one million square feet of exhibit space. Upon completion of the project, Mandalay Bay will offer a total of almost two million gross square feet of conference and exhibit space. Following the events of September 11, construction of the facility was temporarily suspended. We resumed construction in February 2002 and currently expect the facility to open in January 2003. The cost of the convention center, excluding land, capitalized interest and preopening expenses, is estimated to be $235 million. As of April 30, 2002, we had incurred costs of $95.2 million related to this project.

Mandalay Bay Suites Tower

        We have also announced plans to build a new 1,122-suite hotel tower at Mandalay Bay. The 41-story tower will be located on the west side of the property. The new suites will average 750 square feet, among the largest room product in the Las Vegas market. The project will also include 24 hospitality suites, a spa and fitness center, a business center and a restaurant and lounge. We expect that the new suites will service the demand generated by the new convention center. The project will break ground in the fall with an expected opening in October 2003. The total cost of the project is estimated to be $225 million, excluding land, capitalized interest and preopening expenses.

        With the announcement of the new all-suites tower, we currently estimate that capital expenditures for fiscal 2003 will be in the vicinity of $300-$350 million. The majority of these expenditures will relate to the completion of the new convention center and the new suites. Estimated capital expenditures also include maintenance capital spending, which consists of items necessary to maintain the operating condition of our properties, such as new slot machines, carpeting, computers and similar equipment. Capital expenditures for fiscal 2003 will be funded primarily from cash flow, though we also have funds available under our bank credit facilities.

Detroit

        We participate with the Detroit-based Atwater Casino Group in a joint venture that owns and operates a temporary casino in Detroit, Michigan. This joint venture is one of three groups which negotiated casino development agreements with the city. We have a 53.5% ownership interest in the joint venture.

        Pending the development of a permanent hotel/casino, the joint venture constructed a temporary casino (MotorCity Casino) in downtown Detroit, which opened December 14, 1999. The cost of the temporary casino, including land and capitalized interest but excluding preopening expenses, was approximately $150 million. This cost was financed through the joint venture's $150 million credit facility, which is secured by the assets associated with the temporary casino. We have guaranteed this credit facility, which had a balance of $46 million at April 30, 2002. The joint venture's operation of the temporary casino is subject to ongoing regulatory oversight, and its ability to proceed with a permanent hotel/casino project is contingent upon the receipt of all necessary gaming approvals and satisfaction of other conditions.

        We are currently negotiating with the City of Detroit concerning the location and scope of the permanent facility; however, we expect it to include hotel rooms, larger casino space, convention and meeting space, and dining and entertainment facilities. Over the course of negotiations with the City regarding a permanent facility, which are ongoing, the joint venture's development agreement with the City has been extended by a series of amendments, most recently from June 15, 2002 to July 31, 2002. We have committed to contribute 20% of the cost of the permanent facility in the form of an investment in the joint venture. The joint venture will seek to borrow the funds necessary to complete the permanent facility. Because of the uncertainty about the location and scope of the permanent facility, its cost has yet to be determined. The current development agreement provides that we will guarantee completion of the permanent facility and will enter into a keep-well agreement with the city, pursuant to which we could be required to contribute additional funds to continue operation of the permanent facility for a period of two years. This keep-well agreement also applies to the temporary casino. There is no contractual limitation on the amount that we may be required to contribute to the joint venture in order to guarantee the completion of the permanent facility or to keep the project in operation for a period of two years. However, based on the performance of the temporary casino to date, we do not expect that these guarantees will require the outlay of additional capital. We have issued letters of credit totaling $50 million for the benefit of Bank of America in order to back letters of credit issued by Bank of America for the same total amount. The Bank of America letters of credit were issued to secure payments of principal and interest on bonds issued by the Economic Development Corporation of the City of Detroit. The proceeds of the bonds are to be used to finance costs associated with activities (including acquisition) relating to land located along the Detroit River (including the site where the joint venture's permanent facility originally was to be located). However, this restriction on the use of proceeds may be modified as a result of negotiations with the City of Detroit.

        Various lawsuits have been filed in the state and federal courts challenging the constitutionality of the Casino Development Competitive Selection Process Ordinance and the Michigan Gaming Control and Revenue Act, and seeking to appeal the issuance of a certificate of suitability and casino license to MotorCity Casino. A recent decision by the Sixth Circuit Court of Appeals in Lac Vieux Desert Band of Lake Superior Chippewa Indians v. The Michigan Gaming Control Board et al. held that the ordinance in its current form was unconstitutional and remanded the case to the District Court. The matter is presently pending before the District Court which has declared that "the Ordinance in its current form is unconstitutional." The effect of the rulings in this case is uncertain. The Michigan Gaming Control Board ("MGCB") has taken the ruling of the Sixth Circuit Court of Appeals under advisement without comment. A separate action has been filed against the MGCB in state court seeking an order requiring the MGCB to revoke the casino licenses. In a separate action, on February 13, 2002, John Ren filed suit in the Circuit Court of Wayne County, Michigan, against our Detroit joint venture and the other two casino operators in Detroit. The plaintiff purports to represent himself and a class consisting of all persons who lost money and/or incurred debts that remain unpaid at any of the three Detroit casinos. Relying on the Sixth Circuit Court of Appeals' Lac Vieux decision, the plaintiff alleges that the three casinos have been operating illegally and continue to do so. The relief sought by the plaintiff includes an injunction to restrain the three casinos from remaining open until properly licensed, compensatory damages, and disgorgement of all profits "unjustly obtained." The court dismissed this action on the basis that the plaintiff should first seek relief from the MGCB. The plaintiff has filed a claim with the MGCB, which is pending. We continue to operate MotorCity Casino. However, any future ruling by the court in any of these lawsuits or by the MGCB, as well as an adverse ruling in other lawsuits, or our failure to come to terms with the City of Detroit, could affect the joint venture's continued operation of the temporary facility, as well as its ability to retain its certificate of suitability and casino license for its permanent facility. No assurance can be given regarding the timing or outcome of any of these proceedings.

Share Purchases

        In May 2000, our Board of Directors authorized the purchase of up to 15% of our then-outstanding shares of common stock, as market conditions and other factors warranted. In June 2001, the Board announced an additional authorization enabling us to purchase up to 15% of our shares of common stock which remain outstanding after we have fully utilized the May 2000 authorization. Assuming we purchase all of the shares pursuant to the equity forward agreements discussed below, the additional shares that may be purchased as of April 30, 2002, as authorized by the Board of Directors, would be approximately 7.7 million shares.

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

        Bank of America acquired a total of 6.9 million shares at a total cost of $138.7 million under these agreements. Pursuant to the interim settlement provisions and an amendment to the agreements, we have received a net of 3.6 million shares and reduced the notional amount of the agreements by $38.7 million. As of April 30, 2002, we were entitled to purchase the remaining 3.3 million shares from B of A for the notional amount of $100 million on the settlement date (which was extended to March 31, 2003 by amendment of the agreements), subject to any future adjustment of the notional amount and/or the number of shares under the agreements' interim settlement provisions. The table below summarizes the share purchase and interim settlement activity under these equity forward agreements through April 30, 2002.

Date	Description	Shares Acquired (Delivered) by BofA	Shares Acquired (Delivered) by Mandalay	Increase (Decrease) in Notional Amount
		(in thousands)
9/8/00	Original agreement	4,856	—	$100,000
3/21/01	Amendment (increase of notional amount)	1,246	—	24,933
6/30/01	Interim settlement	(1,543)	1,543	—
9/15/01	Amendment (increase of notional amount)	754	—	13,741
10/31/01	Interim settlement	938	(938)	(35,527)
1/31/02	Interim settlement	(2,438)	2,438	—
2/6/02	Amendment (contract extension to 3/31/03)	(116)	116	(3,147)
3/31/02	Interim settlement	(440)	440	—

	Net amounts	3,257	3,599	$100,000

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

        We incur quarterly interest charges on the notional amount at a current rate equal to LIBOR plus 1.95%. Total interest charges incurred from inception through April 30, 2002, amounted to $8.4 million, of which $.6 million was incurred in the quarter ended April 30, 2002. In addition, we also previously incurred structuring fees and commissions totaling $3.7 million. These interest charges and other fees are included in the cost of treasury stock.

Employees and Labor Relations

        We have reached agreement with the Culinary Workers Union and Bartenders Union on a new five-year contract covering approximately 10,000 of our employees at our six Las Vegas Strip properties. The previous agreement expired May 31, 2002.

Liquidity

        We believe we have sufficient capital resources to meet all of our obligations. These obligations include existing cash obligations, funding of capital commitments on projects under way, and any obligations that may arise pursuant to our equity forward agreements or our operating lease agreements (both discussed above). We also believe our capital resources are sufficient to provide for additional strategic purchases of our common stock or investments in new projects. This belief is based upon our historically strong and dependable operating cash flows and our borrowing ability under our revolving credit facility. We have also repeatedly demonstrated the ability to raise funds in the debt and equity markets, as most recently evidenced by our issuance in December 2001 of $300 million of Senior Subordinated Notes due 2010. Our operating cash flows are exposed to the risk of a significant downturn in our business. However, we do not believe this poses a significant liquidity risk because of the historical magnitude and stability of our cash flows. Furthermore, as of April 30, 2002, we had $750 million of borrowing capacity available under our revolving bank facility (which expires July 2006), all of which we could utilize under the most restrictive of our loan covenants. Our ability to utilize the borrowing capacity under the revolving bank facility can fluctuate substantially under these covenants from quarter to quarter depending upon our operating cash flow.

Critical Accounting Policies

        A summary of the our significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended January 31, 2002. The condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States. Certain accounting policies regarding the determination of bad debt reserves, estimated useful lives assigned to assets, asset impairment, insurance reserves, purchase price allocations made in connection with acquisitions and the calculation of income tax liabilities require us to apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The judgments are based on our historical experience, terms of existing contracts, observance of trends in the gaming industry and information available from other outside sources. There can be no assurance that actual results will not differ from these estimates. To provide an understanding of the methodology used, our significant accounting policies and basis of presentation are discussed where appropriate in the notes to the condensed consolidated financial statements.

Forward-Looking Statements

        This report includes forward-looking statements which we have based on our current expectations about future events. They include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including statements relating to our business strategy, our current and future development plans, and statements that include the words "may," "could," "should," "would," "believe," "expect,"

"anticipate," "estimate," "intend," "plan" or similar expressions. These forward-looking statements are subject to risks, uncertainties, and assumptions about us and our operations that are subject to change based on various important factors, some of which are beyond our control. Factors that could cause our financial performance to differ materially from the goals, plans, objectives, intentions and expectations expressed in our forward-looking statements include the following: (i) our development and construction activities and those of the joint ventures in which we participate, (ii) competition, (iii) our dependence on existing management, (iv) leverage and debt service (including sensitivity to fluctuations in interest rates and ratings which national rating agencies assign to our outstanding debt securities), (v) domestic and global economic, credit and capital market conditions, (vi) changes in federal or state tax laws or the administration of those laws, (vii) changes in gaming laws or regulations (including the legalization or expansion of gaming in certain jurisdictions), (viii) expansion of gaming on Native American lands, including such lands in California, (ix) applications for licenses and approvals, and the regulatory actions take with respect thereto, under applicable laws and regulations (including gaming laws and regulations), (x) regulatory or judicial proceedings, and (xi) consequences of any future security alerts and/or terrorist attacks such as those that occurred on September 11, 2001. Additional information concerning potential factors that we think could cause our actual results to differ materially from expected and historical results is included under the caption "Factors that May Affect Our Future Results" in Item 1 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2002. If one or more of the assumptions underlying our forward-looking statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements contained in this report. Therefore, we caution you not to place undue reliance on our forward-looking statements. This statement is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Item 3.    Quantitative and Qualitative Disclosures About Market Risks

        As of April 30, 2002, there were no material changes to the information incorporated by reference in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2002.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  The following exhibits are filed as part of this report:

10.	Seventh Amendment, dated June 12, 2002, to the Amended and Restated Development Agreement, dated April 9, 1998, by and among Detroit Entertainment, L.L.C., the City of Detroit and the Economic Development Corporation of the City of Detroit for the City of Detroit Casino Development Project.
  (b)
  Reports on Form 8-K. No report on Form 8-K was filed during the period covered by this report.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANDALAY RESORT GROUP (Registrant)
Date: June 13, 2002	By:	/s/ GLENN SCHAEFFER Glenn Schaeffer President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit No.	Description
10.	Seventh Amendment, dated June 12, 2002, to the Amended and Restated Development Agreement, dated April 9, 1998, by and among Detroit Entertainment, L.L.C., the City of Detroit and the Economic Development Corporation of the City of Detroit for the City of Detroit Casino Development Project.

QuickLinks

  Part I. FINANCIAL INFORMATION
  Item 1. Financial Statements
MANDALAY RESORT GROUP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (All information for the three months ended April 30, 2002 and 2001 is unaudited.)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
  Item 3. Quantitative and Qualitative Disclosures About Market Risks
  PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES