Form 10-Q
period 2002-07-31
MANDALAY RESORT GROUP
filed 2002-09-16
CIK 725549

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2002
OR
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 31, 2002
Common Stock, $.01 2/3 par value	68,787,958 shares

MANDALAY RESORT GROUP AND SUBSIDIARIES

Form 10-Q

INDEX

		Page No.
Part I. FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets (Unaudited) at July 31, 2002 and January 31, 2002	3
	Condensed Consolidated Statements of Income (Unaudited) for the Three and Six Months Ended July 31, 2002 and 2001	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended July 31, 2002 and 2001	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6-19
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20-34
Item 3.	Quantitative and Qualitative Disclosures About Market Risks	35
Part II. OTHER INFORMATION
Item 1.	Legal Proceedings	37
Item 2.	Changes in Securities and Use of Proceeds	37
Item 4.	Submission of Matters to a Vote of Security Holders	37
Item 6.	Exhibits and Reports on Form 8-K	38

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MANDALAY RESORT GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	July 31, 2002	January 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$118,994	$105,905
Receivables	54,068	76,461
Inventories	30,951	30,555
Prepaid expenses and other	41,543	54,066

Total current assets	245,556	266,987
PROPERTY, EQUIPMENT AND LEASEHOLD INTERESTS, at cost, less accumulated depreciation and amortization of $1,237,484 and $1,162,203, respectively	3,105,514	3,049,812
EXCESS OF PURCHASE PRICE OVER FAIR MARKET VALUE OF NET ASSETS ACQUIRED, NET	43,546	45,445
INVESTMENTS IN UNCONSOLIDATED AFFILIATES	573,184	554,086
OTHER INVESTMENTS	45,700	35,751
DEFERRED CHARGES AND OTHER ASSETS	83,238	84,953

Total Assets	$4,096,738	$4,037,034

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$25,251	$39,251
Accounts payable—trade	38,341	33,473
Accounts payable—construction	13,434	8,284
Accrued liabilities	268,123	228,233

Total current liabilities	345,149	309,241
LONG-TERM DEBT	2,436,516	2,482,087
DEFERRED INCOME TAX	199,782	199,478
OTHER LONG-TERM LIABILITIES	83,052	109,258

Total liabilities	3,064,499	3,100,064

MINORITY INTEREST	3,585	(3,639)

STOCKHOLDERS' EQUITY:
Common stock, $.01 2/3 par value Authorized—450,000,000 shares Issued—113,634,013 shares	1,894	1,894
Preferred stock, $.01 par value Authorized—75,000,000 shares	—	—
Additional paid-in capital	570,636	572,992
Retained earnings	1,452,568	1,374,376
Accumulated other comprehensive loss	(16,928)	(21,902)
Treasury stock (44,846,055 and 45,278,193 shares), at cost	(979,516)	(986,751)

Total stockholders' equity	1,028,654	940,609

Total Liabilities and Stockholders' Equity	$4,096,738	$4,037,034

The accompanying notes are an integral part of these
condensed consolidated financial statements.

MANDALAY RESORT GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2002	2001	2002	2001
REVENUES:
Casino	$299,398	$302,493	$607,716	$621,171
Rooms	143,625	156,663	299,033	327,463
Food and beverage	106,995	110,393	213,740	219,666
Other	92,053	89,212	172,813	171,248
Earnings of unconsolidated affiliates	25,299	29,787	55,868	61,032

	667,370	688,548	1,349,170	1,400,580
Less—complimentary allowances	(41,522)	(44,354)	(85,181)	(87,305)

	625,848	644,194	1,263,989	1,313,275

COSTS AND EXPENSES:
Casino	157,432	165,239	315,585	335,536
Rooms	51,791	53,986	101,921	106,467
Food and beverage	73,642	77,110	144,202	152,398
Other	56,943	58,235	106,381	114,963
General and administrative	103,205	109,476	203,689	216,130
Corporate general and administrative	5,856	4,666	14,229	9,515
Depreciation and amortization	41,632	55,275	82,647	110,245
Operating lease rent	12,261	8,178	25,186	17,888
Preopening expenses	1,548	489	2,017	489
Writeoff of intangible asset	13,000	—	13,000	—

	517,310	532,654	1,008,857	1,063,631

INCOME FROM OPERATIONS	108,538	111,540	255,132	249,644

OTHER INCOME (EXPENSE):
Interest, dividend and other income	(2,121)	(640)	397	(253)
Guarantee fees from unconsolidated affiliate	—	575	193	1,159
Interest expense	(52,638)	(55,042)	(108,796)	(109,517)
Interest expense from unconsolidated affiliates	(2,267)	(2,410)	(4,394)	(5,158)

	(57,026)	(57,517)	(112,600)	(113,769)

MINORITY INTEREST	(4,295)	(5,515)	(15,873)	(12,272)

INCOME BEFORE PROVISION FOR INCOME TAX AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	47,217	48,508	126,659	123,603
Provision for income tax	17,883	17,981	46,605	45,714

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	29,334	30,527	80,054	77,889
Cumulative effect of a change in accounting principle for goodwill	—	—	(1,862)	—

NET INCOME	$29,334	$30,527	$78,192	$77,889

BASIC EARNINGS PER SHARE
Income before cumulative effect of change in accounting principle	$.43	$.41	$1.17	$1.04
Cumulative effect of a change in accounting principle	—	—	(.03)	—

Net income per share	$.43	$.41	$1.14	$1.04

DILUTED EARNINGS PER SHARE
Income before cumulative effect of change in accounting principle	$.41	$.40	$1.13	$1.01
Cumulative effect of a change in accounting principle	—	—	(.03)	—

Net income per share	$.41	$.40	$1.10	$1.01

Avg. shares outstanding—basic	68,514,408	74,031,900	68,501,395	75,054,372

Avg. shares outstanding—diluted	71,213,415	76,094,284	71,278,552	76,783,809

The accompanying notes are an integral part of these
condensed consolidated financial statements.

MANDALAY RESORT GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended July 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$78,192	$77,889

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,647	110,245
Provision for bad debts	5,445	12,297
Decrease in deferred income tax	(2,374)	(8,901)
Increase in interest payable	12,040	646
Increase in accrued pension cost	3,987	2,915
Loss on disposition of fixed assets	933	2,110
Impairment loss	1,862	—
Writeoff of intangible asset	13,000	—
Decrease in other current assets	29,075	9,818
Increase in other current liabilities	32,718	24,090
(Increase) decrease in other noncurrent assets	(10,770)	4,894
Unconsolidated affiliates' distributions in excess of earnings	24,194	974
Minority interest in earnings, net of distributions	7,224	7,247
Other	1,382	—

Total adjustments	201,363	166,335

Net cash provided by operating activities	279,555	244,224

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(141,154)	(69,062)
Increase (decrease) in construction payable	5,150	(1,797)
Increase in other investments	(10,881)	(10,886)
Increase in investments in unconsolidated affiliates	(43,500)	—
Other	2,198	879

Net cash used in investing activities	(188,187)	(80,866)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net effect on cash of issuances and payments of debt with original maturities of three months or less	(30,000)	(15,000)
Principal payments of debt with original maturities in excess of three months	(39,144)	(14,343)
Exercise of stock options	9,395	3,756
Purchases of treasury stock	(2,914)	(75,997)
Other	(15,616)	(5,309)

Net cash used in financing activities	(78,279)	(106,893)

Net increase in cash and cash equivalents	13,089	56,465
Cash and cash equivalents at beginning of period	105,905	105,941

Cash and cash equivalents at end of period	$118,994	$162,406

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest (net of amount capitalized)	$92,985	$105,804
Income tax	$14,915	$35,332
Noncash items:
Increase (decrease) in market value of interest rate swaps	$16,584	$(22,388)
Decrease in market value of investment in insurance contracts	$(932)	$—

The accompanying notes are an integral part of these
condensed consolidated financial statements.

MANDALAY RESORT GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All information for the three and six months ended
July 31, 2002 and 2001 is unaudited.)

Note 1.    Summary of significant accounting policies—

Principles of Consolidation and Basis of Presentation

        Mandalay Resort Group (the "Company"), which changed its name from Circus Circus Enterprises, Inc. effective June 18, 1999, was incorporated February 27, 1974 in Nevada. The Company owns and operates hotel and casino facilities in Las Vegas, Reno, Laughlin, Jean and Henderson, Nevada and a hotel and dockside casino in Tunica County, Mississippi. In Detroit, Michigan, the Company is the majority investor in a casino which opened December 14, 1999. It is also an investor in several unconsolidated affiliates, with operations that include a riverboat casino in Elgin, Illinois, a hotel/casino in Reno, Nevada and a hotel/casino on the Las Vegas Strip. (See Note 3—Investments in Unconsolidated Affiliates.)

        The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and the Detroit joint venture (53.5% owned), which is required to be consolidated. Material intercompany accounts and transactions have been eliminated. Investments in 50% or less owned affiliated companies are accounted for under the equity method.

        Minority interest, as reflected on the condensed consolidated financial statements, represents the 46.5% interest of the minority partner in MotorCity Casino in Detroit, Michigan.

        The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. The results for the three and six months ended July 31, 2002 are not necessarily indicative of results to be expected for the full fiscal year.

        Certain reclassifications have been made to the financial statements for the three and six months ended July 31, 2001 to conform to the financial statement presentation for the three and six months ended July 31, 2002. These reclassifications have no effect on net income.

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2002	2001	2002	2001
	(in thousands, except per share data)
Net income	$29,334	$30,527	$78,192	$77,889

Weighted average shares outstanding (basic earnings per share)	68,514	74,032	68,501	75,054
Stock options	2,699	2,062	2,778	1,730

Weighted average shares outstanding (diluted earnings per share)	71,213	76,094	71,279	76,784

Basic earnings per share	$.43	$.41	$1.14	$1.04

Diluted earnings per share	$.41	$.40	$1.10	$1.01

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

        Comprehensive income consists of the following (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2002	2001	2002	2001
Net income	$29,334	$30,527	$78,192	$77,889
Cumulative effect of a change in accounting principle for interest rate swaps	—	—	—	(9,300)
Change in fair value of interest rate swaps	1,765	(3,816)	4,974	(5,314)

Comprehensive income	$31,099	$26,711	$83,166	$63,275

        The accumulated comprehensive loss reflected on the balance sheet consists of the following (in thousands):

	July 31, 2002	January 31, 2002
Minimum pension liability adjustment	$5,799	$5,799
Adjustment to fair value of interest rate swaps	11,129	16,103

Accumulated comprehensive loss	$16,928	$21,902

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

        The Company has completed its implementation analysis of the goodwill arising from its prior acquisitions. For purposes of this analysis, the fair value of the operating entities was determined using a combination of a discounted cash flow model and a valuation multiple or, in certain instances, an independent appraisal. Based upon this analysis, the Company recorded an impairment charge of $1.9 million, representing the goodwill associated with the June 1, 1995 acquisition of the Railroad Pass Hotel and Casino. This charge was reflected as a cumulative effect of a change in accounting principle in the quarter ended April 30, 2002.

        In the three and six months ended July 31, 2001, the Company recorded goodwill amortization of $3.0 million and $5.9 million, respectively. Had the new rules been in effect for these prior periods, the Company would have reported the following (in thousands):

	Three Months Ended July 31, 2001	Six Months Ended July 31, 2001
Net income as reported	$30,527	$77,889
Add back: goodwill amortization	2,951	5,901

Adjusted net income	$33,478	$83,790

Adjusted net income per share—Basic	$.45	$1.12

Adjusted net income per share—Diluted	$.44	$1.09

Note 3.    Investments in Unconsolidated Affiliates—

        The Company has investments in unconsolidated affiliates that are accounted for under the equity method. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of earnings, losses and distributions. The investment balance also includes interest capitalized during construction. Investments in unconsolidated affiliates consisted of the following (in thousands):

	July 31, 2002	January 31, 2002
Circus and Eldorado Joint Venture (50%) (Silver Legacy, Reno, Nevada)	$55,814	$77,029
Elgin Riverboat Resort (50%) (Grand Victoria, Elgin, Illinois)	248,768	251,022
Victoria Partners (50%) (Monte Carlo, Las Vegas, Nevada)	268,602	226,035

	$573,184	$554,086

        In July 2002, the Company made an additional equity contribution of $43.5 million to Victoria Partners. These funds, along with an identical equity contribution by the Company's partner, were used to payoff the remaining balance on Monte Carlo's credit facility.

        The Company's unconsolidated affiliates operate with fiscal years ending on December 31. Selected results of operations for each of the unconsolidated affiliates are as follows (in thousands):

Six Months Ended June 30, 2002	Silver Legacy	Grand Victoria	Monte Carlo	Total
Revenues	$78,561	$208,737	$128,212	$415,510
Expenses	63,466	147,906	91,264	302,636
Operating income	15,095	60,831	36,948	112,874
Net income	8,126	61,214	35,863	105,203
Six Months Ended June 30, 2001	Silver Legacy	Grand Victoria	Monte Carlo	Total
Revenues	$83,129	$203,009	$138,045	$424,183
Expenses	65,608	140,792	98,327	304,727
Operating income	17,521	62,217	39,718	119,456
Net income	9,799	63,234	37,047	110,080

Note 4.    Long-term Debt—

        Long-term debt consisted of the following (in thousands):

	July 31, 2002	January 31, 2002
Amounts due under bank credit agreements at floating interest rates, weighted average of 3.6% and 3.6%	$350,000	$380,000
Amounts due under majority-owned joint venture revolving credit facility at floating interest rates, weighted average of 3.2% and 3.3%	25,000	64,000
6 3/4% Senior Subordinated Notes due 2003 (net of unamortized discount of $15 and $23)	149,985	149,977
9 1/4% Senior Subordinated Notes due 2005	275,000	275,000
6.45% Senior Notes due 2006 (net of unamortized discount of $154 and $176)	199,846	199,824
10 1/4% Senior Subordinated Notes due 2007	500,000	500,000
9 1/2% Senior Notes due 2008	200,000	200,000
9 3/8% Senior Subordinated Notes due 2010 (net of unamortized discount of $2,010 and $2,142)	297,990	297,858
7 5/8% Senior Subordinated Debentures due 2013	150,000	150,000
7.0% Debentures due 2036 (net of unamortized discount of $85 and $92)	149,915	149,908
6.70% Debentures due 2096 (net of unamortized discount of $64 and $88)	149,936	149,912
Other notes	4,715	4,859

	2,452,387	2,521,338
Current portion of long-term debt	(25,251)	(39,251)
Market value of reverse interest rate swaps	9,380	—

	$2,436,516	$2,482,087

        At July 31, 2002, the Company was in compliance with all of the covenants in its credit facilities and, under the most restrictive loan covenant, was restricted from issuing additional debt in excess of approximately $540 million.

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

        The Company has entered into various interest rate swap agreements, principally with its bank group, to manage interest expense related to debt outstanding under its bank credit agreement. The Company has "initial" interest rate swap agreements ("cash flow hedges") under which it pays a fixed interest rate (weighted average of approximately 6.4%) and receives a variable interest rate (weighted average of approximately 1.9% at July 31, 2002) on $550 million notional amount. Three of the swaps with a combined notional amount of $350 million terminate in fiscal 2003. The remaining swap of $200 million notional amount terminates in fiscal 2004.

        In June 2002, the Company entered into two "reverse" interest rate swap agreements ("fair value hedges") with a member of its bank group. Pursuant to these agreements, the Company receives a fixed interest rate of 9.25% and pays a variable interest rate (based on LIBOR plus 4.31%) on $275 million notional amount, and receives a fixed rate of 6.45% and pays a variable interest rate (based on LIBOR plus 1.63%) on $200 million notional amount. The $275 million swap terminates in December 2005 and the $200 million swap terminates in February 2006.

        In August 2002, the Company entered into two additional "reverse" interest rate swap agreements ("fair value hedges") with members of its bank group. Pursuant to these agreements, the Company receives a fixed interest rate of 10.25% and pays a variable interest rate (based on LIBOR plus 5.97%) on $250 million notional amount, and receives a fixed rate of 10.25% and pays a variable interest rate (based on LIBOR plus 5.86%) on $250 million notional amount. Both of these swaps terminate in August 2007.

        The net effect of all such swaps resulted in additional interest expense of $4.3 million and $10.3 million for the three and six months ended July 31, 2002, respectively.

        The Company is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. However, the Company considers the risk of nonperformance by the counterparties to be minimal because the parties to the swaps are predominantly members of the

Company's bank group. If the Company had terminated all swaps as of July 31, 2002, the Company would have had to pay a net amount of $7.5 million based on quoted market values from the various financial institutions holding the swaps.

        Except as noted below, the above swaps meet the criteria for hedge accounting established by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The Company reports its swap related assets and liabilities on a net basis in "Other Long-term Liabilities". The fair market values of the swaps designated as cash flow hedges increased by $7.2 million ($5.0 million, net of tax) during the six months ended July 31, 2002, which decreased the net liability with the corresponding income included as other comprehensive income. The fair market values of the swaps designated as fair value hedges increased by $9.4 million during the six months ended July 31, 2002, which decreased the net liability with a corresponding increase in long-term debt.

        The Company has $550 million notional amount in floating to fixed rate swaps, though its floating rate exposure is limited to borrowings under its credit facilities, which totaled only $350 million at July 31, 2002. Consequently, the Company's $200 million swap maturing September 24, 2002 is considered an "ineffective hedge" pursuant to SFAS 133, and a portion of the change in the fair value of the swap must be recognized in the income statement. This amounted to approximately $2.1 million at July 31, 2002. In accordance with SFAS 133, this amount is being amortized to interest expense over the remaining life of the $200 million swap. To the extent the fair value of this swap changes prior to maturity, the amount to be recognized in the income statement will also change.

Note 6.    Leasing Arrangements—

        In October 1998, the Company entered into a $200 million operating lease agreement with a group of financial institutions to lease equipment at Mandalay Bay.

        In December 2001, the Company entered into a series of sale and leaseback agreements totaling $130.5 million with a group of financial institutions, covering equipment located at several Nevada properties. The sale of the equipment resulted in the recognition of a net deferred gain of $28.3 million, which is being amortized over the three year base term of the lease agreements using the effective interest method. The amount amortized to other income during the three and six months ended July 31, 2002, was $.3 million and $1.4 million, respectively. The proceeds from these leases were used to reduce borrowings outstanding under the Company's credit facilities.

        On July 31, 2002, the Company exercised its purchase option under a $12.5 million aircraft lease agreement (part of the $130.5 million lease agreements entered into in December 2001) pursuant to which it paid $12.0 million to reacquire the aircraft and reversed $11.5 million of related deferred gain, representing the remaining unamortized balance. On August 29, 2002, the Company gave notice of its intent to exercise its purchase option effective September 30, 2002 under a $5.5 million aircraft lease agreement (also part of the $130.5 million lease agreements entered into in December 2001). Pursuant to this purchase option, the Company will pay approximately $5.1 million to reacquire the aircraft and will reverse approximately $5.0 million of related deferred gain, representing the remaining unamortized balance.

Note 6.    Leasing Arrangements— (Continued)

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

        The following table summarizes these operating lease agreements. The two aircraft operating lease agreements dated December 28, 2001 are not reflected in the table since the purchase option under each agreement has been exercised, as discussed previously.

Summary of Operating Lease Agreements
(in thousands)

	Date of agreement
	10/30/98	12/21/01	Total
Initial value of leased equipment	$200,000	$112,500	$312,500
Purchase option at July 31, 2002(1)	$130,900	$103,100	$234,000
Current termination date	6/30/03	12/21/04
Purchase option at current termination(1)	$118,200	$56,300	$174,500
Maximum extended termination date(2)	6/30/03	12/21/05
Purchase option at maximum termination(1)	$118,200	$45,000	$163,200
Frequency of rent payments	Quarterly	Quarterly

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

        Summarized information for stock option plans was as follows:

	Six Months Ended July 31, 2002
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	9,897,371	$16.24
Granted	185,000	27.22
Exercised	(727,635)	12.91
Canceled	(26,200)	16.43

Outstanding at end of period	9,382,536	16.72

Options exercisable at end of period	4,898,234	14.50

Options available for grant at end of period	3,247,990

Note 8.    Stock Related Matters—

        During the six months ended July 31, 2002, the Company purchased 109,415 shares of its common stock at a cost of $2.9 million. During the six months ended July 31, 2001, the Company repurchased 3.2 million shares of its common stock at a cost of $76.0 million. These amounts do not include interim settlements under the Company's equity forward agreements.

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

        Bank of America acquired a total of 6.9 million shares at a total cost of $138.7 million under these agreements. Pursuant to the interim settlement provisions and an amendment to the agreements, the Company has received a net of 3.2 million shares and reduced the notional amount of the agreements by $38.7 million. As of July 31, 2002, the Company was entitled to purchase the remaining 3.6 million shares from B of A for the notional amount of $100 million on the settlement date (which was extended to March 31, 2003 by amendment of the agreements) subject to any future adjustment of the notional amount and/or the number of shares under the agreements' interim settlement provisions. The table below summarizes the share purchase and interim settlement activity under these equity forward agreements through July 31, 2002.

Date	Description	Shares Acquired (Delivered) by BofA	Shares Acquired (Delivered) by Mandalay	Increase (Decrease) in Notional Amount
		(in thousands)
9/8/00	Original agreement	4,856	—	$100,000
3/21/01	Amendment (increase of notional amount)	1,246	—	24,933
6/30/01	Interim settlement	(1,543)	1,543	—
9/15/01	Amendment (increase of notional amount)	754	—	13,741
10/31/01	Interim settlement	938	(938)	(35,527)
1/31/02	Interim settlement	(2,438)	2,438	—
2/6/02	Amendment (contract extension to 3/31/03)	(116)	116	(3,147)
3/31/02	Interim settlement	(440)	440	—
6/30/02	Interim settlement	370	(370)	—

	Net amounts	3,627	3,229	$100,000

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

        The Company incurs quarterly interest charges on the notional amount at a current rate equal to LIBOR plus 1.95%. Total interest charges incurred from inception through July 31, 2002, amounted to $9.4 million, of which $1.6 million was incurred in the six months ended July 31, 2002. In addition, the

Company previously incurred structuring fees and commissions totaling $3.7 million. These interest charges and other fees are included in the cost of treasury stock.

Note 10.    Commitments and Contingent Liabilities—

Mandalay Bay Convention Center

        The Company is constructing a convention and meeting complex located on land adjacent to the existing Mandalay Bay Conference Center. The complex will include more than one million square feet of exhibit space. Upon completion of the project, Mandalay Bay will offer a total of almost two million gross square feet of conference and exhibit space. Following the events of September 11, construction of the facility was temporarily suspended. Construction was resumed in February 2002, and the facility is currently expected to open in January 2003. The cost of the convention center, excluding land, capitalized interest and preopening expenses, is estimated to be $235 million. As of July 31, 2002, the Company had incurred costs of $158.4 million related to this project.

Mandalay Bay Suites Tower

        The Company has also announced plans to build a new 1,122-suite hotel tower at Mandalay Bay. The 41-story tower will be located at the west side of the property. The new suites will average 750 square feet, among the largest room product in the market. The project will also include 24 hospitality suites, a spa and fitness center, a business center, two restaurants and a lounge. The Company expects that the new suites will service the demand generated by the new convention center. The project will break ground in the fall with an expected opening in Fall 2003. The total cost of the project is estimated to be $225 million, excluding land, capitalized interest and preopening expenses. As of July 31, 2002, the Company had incurred costs of $.6 million related to this project.

Retail Center

        The Company is proceeding with plans to construct a retail center between Mandalay Bay and Luxor. The center will include roughly 90,000 square feet of retail space and approximately 35 stores, including several upscale, internationally-branded retailers. The Company expects to start construction later this year and anticipates the cost to be approximately $30 million, excluding land, capitalized interest and preopening expenses.

Detroit

        The Company participates with the Detroit-based Atwater Casino Group in a joint venture that owns and operates a casino in Detroit, Michigan. This joint venture is one of three groups which negotiated casino development agreements with the City of Detroit. The Company has a 53.5% ownership interest in the joint venture.

        Pending the development of a permanent hotel/casino, the joint venture constructed a temporary casino (MotorCity Casino) in downtown Detroit, which opened December 14, 1999. The cost of the temporary casino, including land and capitalized interest but excluding preopening expenses, was approximately $150 million. This cost was financed through the joint venture's $150 million credit facility, which is secured by the assets associated with the temporary casino. The Company has guaranteed this credit facility, which had a balance of $25 million at July 31, 2002. The joint venture's operation of the temporary casino is subject to ongoing regulatory oversight, and its ability to proceed with a permanent hotel/casino project is contingent upon the receipt of all necessary governmental approvals and satisfaction of other conditions.

        Results for the quarter and six months ended July 31, 2002, include the write-off of $13.0 million of intangible costs associated with MotorCity Casino in Detroit. These intangible costs represent amounts paid by Mandalay to its partner, Atwater Casino Group, in exchange for a so-called "preference" (applicable to predecessors of Atwater Casino Group) to develop a casino in Detroit. Mandalay paid $13.0 million to Atwater Casino Group for its right to this preference, and ultimately, a gaming license was awarded to MotorCity Casino. However, in early 2002, preferences of this nature were declared unconstitutional by the federal courts. Furthermore, on August 2, 2002, MotorCity signed a Revised Development Agreement with the City of Detroit which provided for the development of a permanent casino on the site of the current temporary facility. As a result of these events, it was determined that the intangible preference had no value and should be written off.

        Under the Revised Development Agreement approved by the Detroit City Council on August 2, 2002, MotorCity Casino is to be expanded at its current location by December 31, 2005, into a permanent facility that will include 100,000 square feet of casino space, a 400-room hotel, a 1,200-seat theater, convention space and additional restaurants, retail and parking. Depending upon market conditions, availability of additional land and the joint venture's ability to obtain reasonable financing, the joint venture could be required to construct an additional 400 rooms. Under the terms of the Revised Development Agreement, the joint venture is to pay the City $17 million within 60 days of the date the City Council approved the Agreement, another $10 million in four equal installments before June 2003, and an additional $17 million in 12 equal monthly installments beginning June 1, 2003. Also under the Revised Development Agreement, beginning January 1, 2006, the joint venture will pay the City 1% of adjusted casino revenues and, if such casino revenues top $400 million in any given calendar year, the payment will be increased to 2% of all such casino revenues for that calendar year.

        Previously, the Company issued, and will continue to provide, letters of credit totaling $50 million to back letters of credit issued by Bank of America to secure (and ultimately pay) payments of principal and interest on bonds issued by the Economic Development Corporation of the City of Detroit. The proceeds of the bonds were used to finance the City's acquisition of land located along the Detroit River where the permanent facility was originally to be located. As part of the Revised Development Agreement, the joint venture will forego the right to receive any of the riverfront land acquired by the City, and will transfer to the City its interest in certain real property previously purchased by the joint venture and the other casino developers. Both the joint venture and the Company are subject to a radius restriction prohibiting them from opening additional casinos within approximately 150 miles of Detroit and are required to indemnify the City for up to $20 million in claims against the City in connection with the acquisition of the riverfront land and in connection with the Lac Vieux case described below.

        The Company has committed to contribute 20% of the costs of the permanent facility in the form of an investment in the joint venture. The joint venture will seek to borrow the funds necessary to complete the permanent facility. The cost of the additional facilities (excluding land, capitalized interest and pre-opening expenses), is currently estimated to be $275 million. Under the Revised Development Agreement, the Company has guaranteed completion of the permanent facility and has entered into a keep well agreement with the City pursuant to which it could be required to contribute additional funds to continue operation of the permanent facility for a period of two years. There is no contractual limitation on the amount that the Company may be required to contribute to the joint venture in order to guarantee the completion of the permanent facility or to keep the project in operation for a period of two years. However, based on the performance of the casino to date, the Company does not expect that these guarantees will require the outlay of additional capital.

        Various lawsuits have been filed in the state and federal courts challenging the constitutionality of the Casino Development Competitive Selection Process Ordinance and the Michigan Gaming Control and Revenue Act, and seeking to appeal the issuance of a certificate of suitability and casino license to MotorCity Casino. A recent decision by the Sixth Circuit Court of Appeals in Lac Vieux Desert Band of Lake Superior Chippewa Indians v. The Michigan Gaming Control Board et al. held that the ordinance in its current form was unconstitutional and remanded the case to the District Court. The Michigan Gaming Control Board ("MGCB") has taken the ruling of the Sixth Circuit Court of Appeals under advisement without comment. The District Court has declared that "the Ordinance in its current form is unconstitutional" and has awarded the Lac Vieux Band attorneys fees and costs totaling $545,094, but has rejected the Lac Vieux Band's request to require a rebidding of the three casino licenses and, in addition, has rejected the Lac Vieux Band's request to enjoin the City of Detroit from entering into revised development agreements with the three casino developers, including MotorCity Casino. The Lac Vieux Band has appealed the District Court's decision to the Sixth Circuit Court of Appeals. The Sixth Circuit Court of Appeals issued an opinion granting the Lac Vieux Band's motion for an injunction pending appeal, which temporarily enjoins the City of Detroit from issuing building permits for the permanent casino facilities and temporarily enjoins the casino developers from commencing construction of the permanent casino facilities. The effect of the rulings in this case is uncertain.

        The Lac Vieux Band has filed a separate action in the Gogebic County Circuit Court in the State of Michigan entitled Lac Vieux Desert Band of Lake Superior Chippewa Indians v. Michigan Gaming Control Board in which the Lac Vieux Band has requested the Gogebic County Circuit Court to enter an order requiring the Michigan Gaming Control Board to revoke the casino licenses issued to the three Detroit casinos, including MotorCity Casino. The action has been stayed pending the resolution of the Lac Vieux Band's appeal of the District Court's decision referenced above to the Sixth Circuit Court of Appeals.

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

        Any future ruling by the court in any of the above lawsuits or by the MGCB, as well as an adverse ruling in other lawsuits, could affect the joint venture's operation of the temporary facility, as well as its ability to retain its certificate of suitability and casino license for its permanent facility. No assurance can be given regarding the timing or outcome of any of these proceedings.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

SIGNIFICANT FACTORS AFFECTING RESULTS OF OPERATIONS IN THE QUARTER ENDED JULY 31, 2002

September 11, 2001

        We believe the aftermath of the terrorist attacks of September 11, 2001, continued to impact our operating results in our second quarter ended July 31, 2002, particularly at our Las Vegas properties, which generate approximately two-thirds of our operating income and are dependent on air travel for a significant portion of their customers. While passenger counts at McCarran International Airport rebounded from the severe declines experienced in the first few months after the attacks (counts fell almost 20% over the last four months of 2001), they continue to lag the prior year. Through the first six months of calendar 2002, passenger counts were down 6.7% from the prior year. Meanwhile, visitor volume (which declined 9% over the last four months of 2001) has also come back, though still trailing the prior year by 2.3% through June 30, 2002. The decreases in air traffic and visitor volume caused declines in the number of customers staying at and visiting our Las Vegas properties, leading to declines in revenues at our Las Vegas properties during the quarter as well as the six-month period.

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

Economic Recession

        Historically, there has not been a high correlation between economic conditions and our operating results. This has been true with respect to the overall U.S. economy and also the regional economies from which we derive a substantial portion of our customers (e.g., California). However, we believe the broad economic recession that affected the country throughout most of 2001 and that has continued into 2002, was also a factor in our results for the second quarter and the six months ended July 31, 2002.

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

RESULTS OF OPERATIONS

Earnings per Share

        For the quarter ended July 31, 2002, we reported net income of $29.3 million, or $.41 per diluted share, versus $30.5 million, or $.40 per diluted share, for the quarter ended July 31, 2001. For the six months, net income was $78.2 million, or $1.10 per diluted share, compared to $77.9 million, or $1.01 per diluted share.

        The increase in earnings per share was attributable primarily to lower average diluted shares outstanding in both the three and six months ended July 31, 2002, versus the prior year. Average shares outstanding were lower due to the repurchase of 5.2 million shares during fiscal 2002.

        Earnings for the three and six months ended July 31, 2002, also reflected strong results at Mandalay Bay, where operating income rose 61% and 50%, respectively. These results came largely on the strength of cost cutting measures implemented in the wake of September 11, as well as lower depreciation and lower operating rent expense. Results at MotorCity Casino (excluding the intangible write-off discussed below) also surged in both periods, reflecting the steady improvement in slot machine revenues at that property.

        Results for the quarter and six months ended July 31, 2002, include the write-off of $13.0 million of intangible costs associated with MotorCity Casino in Detroit. These intangible costs represent amounts paid by Mandalay to its partner, Atwater Casino Group, in exchange for a so-called "preference" (applicable to predecessors of Atwater Casino Group) to develop a casino in Detroit. However, in early 2002, preferences of this nature were declared unconstitutional by the federal courts. Furthermore, on August 2, 2002, MotorCity signed a Revised Development Agreement with the City of Detroit which provided for the development of a permanent casino on the site of the current temporary facility. As a result of these events, it was determined that the intangible preference had no value and should be written off.

        For the second quarter and six months ended July 31, 2002, results also include preopening expenses of $1.5 million and $2.0 million, related primarily to the new convention center at Mandalay Bay scheduled to open January 2003. For the three and six months ended July 31, 2001, results include preopening expenses of $.5 million, also related to the new convention center.

        Results for the three and six months ended July 31, 2002 also include market value adjustments related to investments associated with our Supplemental Executive Retirement Plan. The carrying value of these investments must be adjusted to market value at the end of each reporting period. These noncash adjustments resulted in a loss of $1.9 million in the three months and a loss of $.9 million in the six months.

        Results for the quarter and the year-to-date periods reflect the impact of a new accounting pronouncement, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142 (which became effective for Mandalay on February 1, 2002), goodwill is no longer amortized, but must be reviewed at least annually for impairment. We have completed our implementation analysis of the goodwill arising from our prior acquisitions. Based upon this analysis, we recorded a write-off of $1.9 million (reflected as a cumulative effect of a change in accounting principle in the quarter ended April 30, 2002), representing the goodwill associated with the June 1, 1995 acquisition of the Railroad Pass Hotel and Casino. The write-off was offset by the elimination of goodwill amortization, which amounted to $3.0 million and $5.9 million in the prior year three and six month periods.

Revenues

        Revenues decreased $18.3 million, or 3%, for the three months ended July 31, 2002, and $49.3 million, or 4%, for the six months compared to the same periods last year. The decreases were due primarily to the continued effect of September 11 (and to a lessor extent, the recession) on our Las Vegas Strip properties, whose revenues were down $18.4 million, or 5%, in the quarter and $51.3 million, or 6%, in the six months (including our 50% share of the operating income of Monte Carlo).

        Revenues also declined at our other Nevada properties, mainly because of expanded Native American gaming in California. In the three and six months, revenues decreased at our Reno properties, including our 50% share of Silver Legacy (down $5.2 million, or 13%, and $8.9 million, or 12%, respectively), at our Laughlin properties (down $1.6 million, or 4%, and $2.3 million, or 3%, respectively) and in Jean (down $1.7 million, or 9%, and $3.6 million, or 9%, respectively).

        In other markets, revenues at Gold Strike in Tunica County, Mississippi were down $1.8 million, or 5%, in the quarter and $3.2 million, or 5%, in the six months. Our 50% share of Grand Victoria's operating income also declined in the three and six month periods by $2.4 million, or 16%, and $3.0 million, or 10%, respectively, due to a higher casino tax rate (discussed more fully under "Income from Operations").

        The above declines were partially offset by a $13.2 million, or 16%, increase in revenues in the quarter, and a $23.7 million, or 14%, increase in revenues in the six months, at MotorCity Casino in Detroit, Michigan.

Casino Revenues

        Casino revenues declined $3.1 million, or 1%, in the quarter and $13.5 million, or 2%, in the six months. Casino revenues declined in both periods at each of our wholly owned properties due to the impact of the significant factors discussed previously. These declines were partially offset by casino revenue increases in the three and six months of $13.3 million, or 17%, and $23.7 million, or 14%, at MotorCity Casino, as slot machine revenues at that property continued to improve due to marketing efforts, which have solidified the property's position within the Detroit market.

Room Revenues

        Room revenues fell $13.0 million, or 8%, in the quarter and $28.4 million, or 9%, in the six months. Revenue per available room ("REVPAR") at our Las Vegas properties decreased 8% during the quarter and 9% year-to-date, due mainly to the September 11 attacks and the lingering recession. The following table compares average room rates, occupancy and REVPAR at our wholly owned properties:

	Quarter 7/31/02			Quarter 7/31/01
	Avg. Rate	Occupancy	REVPAR	Avg. Rate	Occupancy	REVPAR
Weighted average all wholly owned properties	$77	85%	$65	$81	89%	$72
Weighted average wholly owned Las Vegas Strip properties	$89	90%	$80	$94	93%	$87
	Six months 7/31/02			Six months 7/31/01
	Avg. Rate	Occupancy	REVPAR	Avg. Rate	Occupancy	REVPAR
Weighted average all wholly owned properties	$80	87%	$69	$84	91%	$76
Weighted average wholly owned Las Vegas Strip properties	$93	91%	$85	$99	94%	$93

Food and Beverage Revenues

        Food and beverage revenues decreased $3.4 million, or 3%, and $5.9 million, or 3%, respectively in the quarter and six months ended July 31, 2002, attributable principally to the continued impact that September 11 and the recession had on our Las Vegas Strip properties.

Other Revenues

        Other revenues come principally from amusements, retail stores and entertainment. Other revenues rose $2.8 million, or 3%, in the quarter and $1.6 million, or 1%, in the six months versus last year. The increase in the quarter was due to several major entertainers who performed in the Events

Center at Mandalay Bay, with the six-month increase owing primarily to the continued success of Blue Man Group at Luxor.

Earnings of Unconsolidated Affiliates

        We record our 50% share of the operating income of our unconsolidated joint ventures (Grand Victoria, Monte Carlo and Silver Legacy) as revenue under "Earnings of Unconsolidated Affiliates." (Results from the 53.5%-owned MotorCity Casino are consolidated for financial reporting purposes.) Earnings of unconsolidated affiliates decreased $4.5 million, or 15%, in the quarter, and $5.2 million, or 8%, in the six months, with most of the decrease attributable to the Grand Victoria, due largely to a higher tax rate on casino revenues which became effective July 1, 2002 (discussed more fully under "Income from Operations").

Income from Operations

        For the three months ended July 31, 2002, income from operations declined $3.0 million, or 3%, from the previous year, but rose $5.5 million, or 2%, in the year-to-date period. The composite operating margin was 17.3% and 20.2% for the three and six months this year, compared to 17.3% and 19.0% last year. Income from operations and operating margins in the current year were negatively impacted by the $13.0 million write-off at MotorCity Casino discussed earlier. Meanwhile, income from operations benefitted from cost-cutting measures undertaken at all of our properties following September 11 and the elimination of goodwill amortization as previously discussed. The table below summarizes our operating results by property and is followed by a discussion of operating results by market.

Operating Results by Property
(in millions)

	Quarter 7/31/2002			Quarter 7/31/2001
	Operating Income	Depreciation	EBITDA(1)	Operating Income	Depreciation	EBITDA(1)
Mandalay Bay	$22.2	$8.6	$30.8	$13.8	$11.1	$24.9
Luxor	16.6	4.8	21.4	19.7	9.0	28.7
Excalibur	17.9	2.9	20.8	18.8	4.5	23.3
Circus Circus-Las Vegas(2)	12.9	4.3	17.2	12.6	5.8	18.4
Gold Strike-Tunica	3.9	3.3	7.2	4.3	3.2	7.5
Colorado Belle / Edgewater	3.1	2.7	5.8	1.9	2.9	4.8
Circus Circus-Reno	5.3	1.8	7.1	6.2	2.3	8.5
Gold Strike properties(3)	0.2	1.4	1.6	(0.7)	2.6	1.9
MotorCity Casino(4)	10.4	10.3	20.7	14.5	9.7	24.2
Unconsolidated joint ventures(5)	25.3	0.1	25.4	28.2	1.6	29.8
Other	(2.4)	0.4	(2.0)	(0.7)	0.2	(0.5)

Subtotal	115.4	40.6	156.0	118.6	52.9	171.5
Corporate expense	(6.9)	1.0	(5.9)	(7.1)	2.4	(4.7)
Total	$108.5	$41.6	$150.1	$111.5	$55.3	$166.8

	Six months 7/31/2002			Six months 7/31/2001
Operating Results by Property (in millions)	Operating Income	Depreciation	EBITDA(1)	Operating Income	Depreciation	EBITDA(1)
Mandalay Bay	$45.5	$17.6	$63.1	$30.4	$21.8	$52.2
Luxor	44.4	9.4	53.8	49.2	17.8	67.0
Excalibur	39.2	5.8	45.0	42.2	9.4	51.6
Circus Circus-Las Vegas(2)	26.5	8.8	35.3	27.8	11.6	39.4
Gold Strike-Tunica	7.8	6.5	14.3	8.0	6.4	14.4
Colorado Belle / Edgewater	10.4	5.4	15.8	8.0	5.8	13.8
Circus Circus-Reno	7.0	3.6	10.6	10.2	4.7	14.9
Gold Strike properties(3)	1.9	2.8	4.7	(0.1)	5.3	5.2
MotorCity Casino(4)	36.5	20.5	57.0	31.7	19.3	51.0
Unconsolidated joint ventures(5)	55.9	0.2	56.1	57.9	3.2	61.1
Other	(4.1)	0.3	(3.8)	(1.3)	0.0	(1.3)

Subtotal	271.0	80.9	351.9	264.0	105.3	369.3
Corporate expense	(15.9)	1.7	(14.2)	(14.4)	4.9	(9.5)
Total	$255.1	$82.6	$337.7	$249.6	$110.2	$359.8

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

(5)
Includes our 50% share of Monte Carlo, Grand Victoria and Silver Legacy.

Las Vegas

        Our Las Vegas properties (including our 50% share of Monte Carlo) posted an overall increase in operating income of $3.6 million, or 5%, and $5.5 million, or 3%, during the three and six months ended July 31, 2002. At Mandalay Bay, operating income rose $8.4 million, or 61%, and $15.1 million, or 50%, in the three and six months, due to several factors. While revenues were down slightly in the quarter and 6% in the six months, the operating margin at this property improved significantly due to cost-cutting measures, as well as a combined reduction of depreciation expense and operating lease rent of $3.4 million and $7.4 million in the three and six months, respectively. (See the discussions under "Depreciation and Amortization" and "Operating Lease Rent.")

        Operating income at our other wholly owned Las Vegas properties declined in the quarter (with the exception of Circus Circus) and the six month period, though the declines were significantly mitigated by the cost-cutting measures that were implemented. For the three and the six months, operating income at Luxor was down $3.1 million, or 16%, and $4.8 million, or 10%, respectively; at Excalibur it was down $.9 million, or 5%, and $3.0 million, or 7%, respectively. At Circus Circus operating income rose $.3 million, or 2%, in the quarter and was down $1.3 million, or 5%, for the six months. The contribution from Monte Carlo declined $.8 million, or 10%, for the quarter and compared flat for the six month period.

Reno

        Operating income from our Reno properties (including our 50% share of Silver Legacy) was down $1.6 million, or 13%, in the second quarter and $4.2 million, or 21%, year-to-date, due mostly to the adverse impact of the expansion of Native American gaming in California and the northwestern U.S. We believe that the events of September 11 and the economic recession also contributed to these declines.

Laughlin

        Our two Laughlin properties, Colorado Belle and Edgewater, posted a combined increase in operating income of $1.2 million, or 63%, for the quarter and $2.4 million, or 30%, in the six months. Despite continued declines in revenues, our Laughlin properties showed significant margin improvement due to cost cutting initiatives and decreased health care costs. The Laughlin market continues to face increased competition from Native American casinos in its primary feeder markets in Arizona and southern California.

Other Markets

        In Detroit, Michigan, MotorCity Casino generated operating income of $10.4 million and $36.5 million in the quarter and six months ended July 31, 2002. Results in both periods include the write-off of an intangible asset of $13.0 million discussed previously. Results at this property, particularly in slot machines, have steadily improved since its December 1999 opening. See "Financial Position and Capital Resources" for additional details regarding our Detroit operation.

        In Tunica County, Mississippi, operating income at Gold Strike was down 9% and 3% in the three and six months ended July 31, 2002, compared to the prior year.

        The contribution to income from operations from Grand Victoria (a 50%-owned riverboat casino in Elgin, Illinois) declined 9% in the quarter and 3% in the six months, due primarily to a higher casino tax rate. On May 31, 2002, the Illinois legislature passed a revenue bill providing for significantly higher gaming taxes, including a top-end rate of 50% on gaming revenues exceeding $200 million. This new legislation, which became effective July 1, 2002, reduced the contribution from Grand Victoria by $1.7 million in the second quarter and six months. Had the new legislation been in effect during the prior fiscal year, operating income at this property would have been lower by approximately $40 million (50% of which would have accrued to Mandalay).

Depreciation and Amortization

        For the three and six months ended July 31, 2002, depreciation and amortization expense was $41.6 million and $82.6 million versus $55.3 million and $110.2 million in the prior year. These decreases were due to the new operating leases entered into in December 2001 and the previously discussed elimination of goodwill amortization pursuant to SFAS 142. Under the new operating leases, we sold and leased back $130.5 million of equipment, thus replacing depreciation expense and interest expense with operating lease rent.

        Based upon the Revised Development Agreement entered into with the City of Detroit on August 2, 2002, and dependent upon the outcome of the Lac Vieux case (both discussed more fully under "Financial Position and Capital Resources"), it is anticipated that depreciation expense related to the MotorCity Casino temporary facility will be reduced prospectively. Previously, the cost of the temporary facility was being depreciated over its contractual operating term of four years, with the annual depreciation expense approximating $40 million. Under the Revised Development Agreement, the temporary facility will be converted into a permanent facility (as opposed to the permanent facility being developed on a separate site, as was the requirement under the original development agreement). Consequently, the remaining book value of the temporary facility will be depreciated over its remaining expected life, resulting in estimated annual depreciation expense of $8-$10 million, pending completion of the permanent facility.

Operating Lease Rent

        Operating lease rent for the three and six months ended July 31, 2002, increased to $12.3 million and $25.2 million from $8.2 million and $17.9 million in the prior year. While we entered into new operating lease agreements covering $130.5 million of equipment in December 2001, the resulting increase in rent expense was partially offset by a scheduled reduction in rent expense related to the previously existing $200 million lease facility (see the discussion under "Financial Position and Capital Resources" for additional details regarding our operating lease agreements).

Interest Expense

        For the three and six months ended July 31, 2002, interest expense (excluding interest expense of unconsolidated joint ventures and without reduction for capitalized interest) increased $.7 million and $4.0 million, respectively, over the comparable prior year periods. The increases were due primarily to the issuance of $300 million principal amount of 9 3/8% Senior Subordinated Notes in December 2001. The net proceeds from this offering were used to pay down lower-cost borrowings outstanding under our bank facility. The higher interest rate on the notes we issued was partially offset by a combination of lower average borrowings outstanding, lower interest rates on short-term borrowings and new fixed-to-floating interest rate swap agreements entered into in June 2002 (see "Financing Activities" for a discussion of these new swaps).

        We recorded interest expense related to unconsolidated joint ventures of $2.3 million and $4.4 million in the second quarter and six months ended July 31, 2002, compared with $2.4 million and $5.2 million in the prior year. The amounts reflect our 50% share of the interest expense of Silver Legacy and Monte Carlo. The decrease was attributable to lower interest rates and lower average borrowings outstanding. In July 2002, we made an additional equity contribution of $43.5 million to Monte Carlo. These funds, along with an identical equity contribution by our partner, were used to payoff the remaining balance on Monte Carlo's credit facility.

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

        At July 31, 2002, long-term debt (including current portion) stood at $2.45 billion compared to $2.64 billion at July 31, 2001. The current year total includes $25.0 million of debt related to MotorCity Casino, while the prior year total includes $112.0 million of debt related to MotorCity. Capitalized interest was $3.2 million and $5.0 million in the three and six months ended July 31, 2002, compared to $.1 million and $.3 million in the previous year. Capitalized interest in the current and previous years related primarily to the new convention center under construction at Mandalay Bay.

Income Taxes

        The effective tax rate for the three and six months ended July 31, 2002 was 37.9% and 37.3% compared to 37.1% and 37.0% for the same periods a year ago. These rates reflect the corporate statutory rate of 35% plus the effect of various nondeductible expenses, primarily the amortization of goodwill in the prior year, and the write-off of goodwill in the current year.

FINANCIAL POSITION AND CAPITAL RESOURCES

Operating Activities

        For the six months ended July 31, 2002, net cash provided by operating activities was $279.6 million versus $244.2 million in the prior year. The increase was attributable mostly to distributions from unconsolidated affiliates, which increased $23.2 million in the six months, compared to the prior year, due primarily to a $20 million distribution received when Silver Legacy refinanced its credit facility.

        Mandalay had cash and cash equivalents of $119.0 million at July 31, 2002, sufficient for normal daily operating requirements.

Investing Activities

        Net cash used in investing activities was $188.2 million for the six months ended July 31, 2002, versus $80.9 million in the prior year. Higher capital expenditures and an increase in investments in unconsolidated affiliates accounted for the increase. As discussed previously, we made an additional equity contribution to Monte Carlo of $43.5 million in July that was used to paydown its credit facility.

        Capital expenditures for the six months ended July 31, 2002, which were funded primarily from cash flow, totaled $141.2 million, of which $96.7 million related to the construction of the new convention center at Mandalay Bay, scheduled to open in January 2003 (see "New Projects" for additional details), and $12.1 million related to a remodeling of suites at Mandalay Bay. In the corresponding six months last year, capital expenditures totaled $69.1 million, of which $9.8 million related to the construction of the new convention center at Mandalay Bay and $8.1 million related to the renovation of a portion of the pyramid rooms at Luxor.

Financing Activities

        For the six months ended July 31, 2002, financing activities used net cash of $78.3 million, primarily to repay amounts outstanding under our credit facilities. In the prior year, financing activities used net cash of $106.9 million, when we paid down $29.3 million of debt and purchased 3.2 million shares of common stock at a cost of $76.0 million.

Credit Facilities

        In August 2001, we replaced our $1.8 billion unsecured credit facility, dated May 23, 1997, with three separate facilities that totaled $1.25 billion. These credit facilities included a $150 million capital markets term loan facility which was paid in full using a portion of the net proceeds we received from the issuance of $300 million of Senior Subordinated Notes in December 2001. By paying off the capital markets term loan facility, we reduced our borrowing capacity to $1.1 billion under the two remaining facilities. The remaining credit facilities, which are for general corporate purposes, include a $250 million term loan facility (the entire amount of which was outstanding at July 31, 2002) and an $850 million revolving facility ($100 million of which was outstanding at July 31, 2002 and another $50 million of which was committed under a letter of credit—see the discussion under "Detroit"). Each of our credit facilities is unsecured and provides for the payment of interest, at our option, either at (1) a rate equal to or an increment above the higher of the Bank of America prime rate and the Federal Reserve Board federal funds rate plus 50 basis points, or (2) a Eurodollar-based rate. At July 31, 2002, the effective rate of interest on the indebtedness outstanding under our credit facilities was 3.6%. Each of our credit facilities includes financial covenants regarding total debt and interest coverage, plus covenants that limit our ability to dispose of assets, make distributions on our capital stock, engage in a merger, incur liens and engage in transactions with our affiliates. The entire principal amount then outstanding under our credit facilities becomes due and payable on August 21, 2006, unless the maturity date is extended with the consent of the lenders.

        In December 2001, we amended the covenants under each of our credit facilities to provide for more liberal tests for total debt and interest coverage. These amendments were obtained to address the impact of the events of September 11. The amended covenants were effective with the quarter ended January 31, 2002, and will continue to provide relief through the quarter ending April 30, 2003. As of July 31, 2002, we were in compliance with all of the covenants in our credit facilities, including those related to total debt and interest coverage, and under the most restrictive covenant, we had the ability to issue additional debt of approximately $540 million. Our borrowing capacity under these covenants can fluctuate substantially from quarter to quarter depending upon our operating cash flow.

        In June 2002, we entered into two new "reverse" interest rate swap agreements ("fair value hedges") with a member of our bank group. Pursuant to these agreements, we receive a fixed interest rate of 9.25% and pay a variable interest rate (based on LIBOR plus 4.31%) on $275 million notional amount, and receive a fixed rate of 6.45% and pay a variable interest rate (based on LIBOR plus 1.63%) on $200 million notional amount. The $275 million swap terminates in December 2005 and the $200 million swap terminates in February 2006.

        In August 2002, we entered into two additional "reverse" interest rate swap agreements ("fair value hedges") with members of our bank group. Pursuant to these agreements, we receive a fixed interest rate of 10.25% and pay a variable interest rate (based on LIBOR plus 5.97%) on $250 million notional amount, and receive a fixed rate of 10.25% and pay a variable interest rate (based on LIBOR plus 5.86%) on $250 million notional amount. Both of these swaps terminate in August 2007.

        The above swap agreements, which meet the criteria established by the FASB for hedge accounting, were entered into in order to further manage our interest expense and achieve a better balance of variable to fixed debt in our debt portfolio.

Operating Leases

        In October 1998, we entered into a $200 million operating lease agreement with a group of financial institutions to lease equipment at Mandalay Bay.

        In December 2001, we entered into a series of sale and leaseback agreements totaling $130.5 million with a group of financial institutions, covering equipment located at several Nevada properties. The sale of the equipment resulted in the recognition of a net deferred gain of $28.3 million, which is being amortized over the three year base term of the lease agreements using the effective interest method. The amount amortized to other income during the three and six months ended July 31, 2002 was $.3 million and $1.4 million, respectively. The proceeds from these leases were used to reduce borrowings outstanding under our credit facilities.

        On July 31, 2002, we exercised our purchase option under a $12.5 million aircraft lease agreement (part of the $130.5 million lease agreements entered into in December 2001) pursuant to which we paid $12.0 million to reacquire the aircraft and reversed $11.5 million of related deferred gain, representing the remaining unamortized balance. On August 29, 2002, we gave notice of our intent to exercise our purchase option effective September 30, 2002 under a $5.5 million aircraft lease agreement (also part of the $130.5 million lease agreements entered into in December 2001). Pursuant to this purchase option, we will pay approximately $5.1 million to reacquire the aircraft and will reverse approximately $5.0 million of related deferred gain, representing the remaining unamortized balance.

        We entered into our operating leases solely to provide greater financial flexibility; they are not considered a material source of financing. The rent expense related to these operating leases is reported separately in the consolidated statements of income as operating lease rent. The operating lease agreements contain financial covenants regarding total debt and interest coverage that are identical to those under our credit facilities. The agreements also contain covenants regarding maintenance of the equipment, insurance requirements and prohibitions on liens. As of July 31, 2002, we were in compliance with all of the covenants in these agreements.

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

        The following table summarizes these operating lease agreements. The two aircraft operating lease agreements dated December 28, 2001 are not reflected in the table since the purchase option under each agreement has been exercised, as discussed previously.

Summary of Operating Lease Agreements
(in thousands)

	Date of agreement
	10/30/98	12/21/01	Total
Initial value of leased equipment	$200,000	$112,500	$312,500
Purchase option at July 31, 2002(1)	$130,900	$103,100	$234,000
Current termination date	6/30/03	12/21/04
Purchase option at current termination(1)	$118,200	$56,300	$174,500
Maximum extended termination date(2)	6/30/03	12/21/05
Purchase option at maximum termination(1)	$118,200	$45,000	$163,200
Frequency of rent payments	Quarterly	Quarterly

(1)
Represents estimated fair value at that date based upon independent appraisal.

(2)
Assumes election of all available renewal periods.

New Projects

Mandalay Bay Convention Center

        We are constructing a convention and meeting complex on land adjacent to the existing Mandalay Bay Conference Center. The complex will include more than one million square feet of exhibit space. Upon completion of the project, Mandalay Bay will offer a total of almost two million gross square feet of conference and exhibit space. Following the events of September 11, construction of the facility was temporarily suspended. We resumed construction in February 2002 and currently expect the facility to open in January 2003. The cost of the convention center, excluding land, capitalized interest and preopening expenses, is estimated to be $235 million. As of July 31, 2002, we had incurred costs of $158.4 million related to this project.

Mandalay Bay Suites Tower

        We have also announced plans to build a new 1,122-suite hotel tower at Mandalay Bay. The 41-story tower will be located on the west side of the property. The new suites will average 750 square feet, among the largest room product in the Las Vegas market. The project will also include 24 hospitality suites, a spa and fitness center, a business center, two restaurants and a lounge. We expect that the new suites will service the demand generated by the new convention center. The project will break ground in the fall with an expected opening in Fall 2003. The total cost of the project is estimated to be $225 million, excluding land, capitalized interest and preopening expenses. As of July 31, 2002, we had incurred costs of $.6 million related to this project.

Retail Center

        We are also proceeding with plans to construct a retail center between Mandalay Bay and Luxor. The center will include roughly 90,000 square feet of retail space and approximately 35 stores, including several upscale, internationally-branded retailers. We expect to start construction later this year and anticipate the cost to be approximately $30 million, excluding land, capitalized interest and preopening expenses.

        With the announcement of the new all-suites tower and the retail center, we currently estimate that capital expenditures for fiscal 2003 will be in the vicinity of $300-$350 million. The majority of these expenditures will relate to the completion of the new convention center and the new suites. Estimated capital expenditures also include maintenance capital spending, which consists of items necessary to maintain the operating condition of our properties, such as new slot machines, carpeting, computers and similar equipment. We anticipate capital expenditures for the balance of fiscal 2003 will be funded through a combination of cash flow and funds available under our bank credit facilities.

Detroit

        We participate with the Detroit-based Atwater Casino Group in a joint venture that owns and operates a casino in Detroit, Michigan. This joint venture is one of three groups which negotiated casino development agreements with the City of Detroit. The Company has a 53.5% ownership interest in the joint venture.

        Pending the development of a permanent hotel/casino, the joint venture constructed a temporary casino (MotorCity Casino) in downtown Detroit, which opened December 14, 1999. The cost of the temporary casino, including land and capitalized interest but excluding preopening expenses, was approximately $150 million. This cost was financed through the joint venture's $150 million credit facility, which is secured by the assets associated with the temporary casino. We have guaranteed this credit facility, which had a balance of $25 million at July 31, 2002. The joint venture's operation of the temporary casino is subject to ongoing regulatory oversight, and its ability to proceed with a permanent hotel/casino project is contingent upon the receipt of all necessary governmental approvals and satisfaction of other conditions.

        On August 2, 2002, the Detroit City Council approved the joint venture's Revised Development Agreement with the City of Detroit. Under the Revised Development Agreement, MotorCity Casino is to be expanded at its current location by December 31, 2005, into a permanent facility that will include 100,000 square feet of casino space, a 400-room hotel, a 1,200-seat theater, convention space and additional restaurants, retail and parking. Depending upon market conditions, availability of additional land and the joint venture's ability to obtain reasonable financing, the joint venture could be required to construct an additional 400 rooms. Under the terms of the Revised Development Agreement, the joint venture is to pay the City $17 million within 60 days of the date the City Council approved the Agreement, another $10 million in four equal installments before June 2003, and an additional $17 million in 12 equal monthly installments beginning June 1, 2003. Also under the Revised Development Agreement, beginning January 1, 2006, the joint venture will pay the City 1% of adjusted casino revenues and, if such casino revenues top $400 million in any given calendar year, the payment will be increased to 2% of all such casino revenues for that calendar year.

        Previously, we issued, and will continue to provide, letters of credit totaling $50 million to back letters of credit issued by Bank of America to secure (and ultimately pay) payments of principal and interest on bonds issued by the Economic Development Corporation of the City of Detroit. The proceeds of the bonds were used to finance the City's acquisition of land located along the Detroit River where the permanent facility was originally to be located. As part of the Revised Development Agreement, the joint venture will forego the right to receive any of the riverfront land acquired by the City, and will transfer to the City its interest in certain real property previously purchased by the joint venture and the other casino developers. Both the joint venture and Mandalay are subject to a radius restriction prohibiting them from opening additional casinos within approximately 150 miles of Detroit and are required to indemnify the City for up to $20 million in claims against the City in connection with the acquisition of the riverfront land and in connection with the Lac Vieux case described below.

        We have committed to contribute 20% of the costs of the permanent facility in the form of an investment in the joint venture. The joint venture will seek to borrow the funds necessary to complete the permanent facility. The cost of the additional facilities (excluding land, capitalized interest and pre-opening expenses), is currently estimated to be $275 million. Under the Revised Development Agreement, we have guaranteed completion of the permanent facility and have entered into a keep well agreement with the City, pursuant to which we could be required to contribute additional funds to continue operation of the permanent facility for a period of two years. There is no contractual limitation on the amount that we may be required to contribute to the joint venture in order to guarantee the completion of the permanent facility or to keep the project in operation for a period of two years. However, based on the performance of the casino to date, we do not expect that these guarantees will require the outlay of additional capital.

        Various lawsuits have been filed in the state and federal courts challenging the constitutionality of the Casino Development Competitive Selection Process Ordinance and the Michigan Gaming Control and Revenue Act, and seeking to appeal the issuance of a certificate of suitability and casino license to MotorCity Casino. A recent decision by the Sixth Circuit Court of Appeals in Lac Vieux Desert Band of Lake Superior Chippewa Indians v. The Michigan Gaming Control Board et al. held that the ordinance in its current form was unconstitutional and remanded the case to the District Court. The Michigan Gaming Control Board ("MGCB") has taken the ruling of the Sixth Circuit Court of Appeals under advisement without comment. The District Court has declared that "the Ordinance in its current form is unconstitutional" and has awarded the Lac Vieux Band attorneys fees and costs totaling $545,094, but has rejected the Lac Vieux Band's request to require a rebidding of the three casino licenses and, in addition, has rejected the Lac Vieux Band's request to enjoin the City of Detroit from entering into revised development agreements with the three casino developers, including MotorCity Casino. The Lac Vieux Band has appealed the District Court's decision to the Sixth Circuit Court of Appeals. The Sixth Circuit Court of Appeals issued an opinion granting the Lac Vieux Band's motion for an injunction pending appeal, which temporarily enjoins the City of Detroit from issuing building permits for the permanent casino facilities and temporarily enjoins the casino developers from commencing construction of the permanent casino facilities. The effect of the rulings in this case is uncertain.

        The Lac Vieux Band has filed a separate action in the Gogebic County Circuit Court in the State of Michigan entitled Lac Vieux Desert Band of Lake Superior Chippewa Indians v. Michigan Gaming Control Board in which the Lac Vieux Band has requested the Gogebic County Circuit Court to enter an order requiring the Michigan Gaming Control Board to revoke the casino licenses issued to the three Detroit casinos, including MotorCity Casino. The action has been stayed pending the resolution of the Lac Vieux Band's appeal of the District Court's decision referenced above to the Sixth Circuit Court of Appeals.

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

        Any future ruling by the court in any of the above lawsuits or by the MGCB, as well as an adverse ruling in other lawsuits, could affect the joint venture's operation of the temporary facility, as well as its ability to retain its certificate of suitability and casino license for its permanent facility. No assurance can be given regarding the timing or outcome of any of these proceedings.

Share Purchases

        In May 2000, our Board of Directors authorized the purchase of up to 15% of our then-outstanding shares of common stock, as market conditions and other factors warranted. In June 2001, the Board announced an additional authorization enabling us to purchase up to 15% of our shares of common stock which remain outstanding after we have fully utilized the May 2000 authorization. Assuming we purchase all of the shares we are entitled to acquire pursuant to the equity forward agreements discussed below, the additional shares that may be purchased as of July 31, 2002, as authorized by the Board of Directors, would be approximately 7.7 million shares. We have previously announced our intention to "aggressively" pursue the purchase of our shares pursuant to these authorizations, depending upon market conditions. Any share purchases will continue to be made in accordance with the volume and other limitations of Rule 10b-18 under the Securities Exchange Act of 1934.

33

Equity Forward Agreements

        To facilitate our purchase of shares, we entered into equity forward agreements with Bank of America ("B of A" or "the Bank") providing for the Bank's purchase of up to an agreed amount of our outstanding common stock. (Such purchases were to be in accordance with the volume and other limitations of Rule 10b-18.) The agreements, as amended, provide that on the settlement date, we will purchase from B of A the shares that the Bank then holds. For those shares, we will pay to B of A its acquisition cost (as adjusted by any interim settlements) plus accrued fees (the "Settlement Amount"). At our option, we may acquire all or a portion of the shares at an earlier date, or we may become obligated to acquire all or a portion of the shares at an earlier date under certain circumstances specified in the agreements. The agreements provide for interim settlements whereby we may deliver or receive shares at the end of each calendar quarter so that the aggregate market value of the shares held by B of A is equal to the remaining notional amounts of the agreements. The shares held by B of A at each interim settlement date are valued at the closing price of the stock on that date. To the extent that the value of the shares exceeds the notional amount, B of A delivers equivalent shares to us. To the extent the notional amount exceeds the value, we deliver equivalent shares to B of A.

        Bank of America acquired a total of 6.9 million shares at a total cost of $138.7 million under these agreements. Pursuant to the interim settlement provisions and an amendment to the agreements, we have received a net of 3.2 million shares and reduced the notional amount of the agreements by $38.7 million. As of July 31, 2002, we were entitled to purchase the remaining 3.6 million shares from B of A for the notional amount of $100 million on the settlement date (which was extended to March 31, 2003 by amendment of the agreements), subject to any future adjustment of the notional amount and/or the number of shares under the agreements' interim settlement provisions. The table below summarizes the share purchase and interim settlement activity under these equity forward agreements through July 31, 2002.

Date	Description	Shares Acquired (Delivered) by BofA	Shares Acquired (Delivered) by Mandalay	Increase (Decrease) in Notional Amount
		(in thousands)
9/8/00	Original agreement	4,856	—	$100,000
3/21/01	Amendment (increase of notional amount)	1,246	—	24,933
6/30/01	Interim settlement	(1,543)	1,543	—
9/15/01	Amendment (increase of notional amount)	754	—	13,741
10/31/01	Interim settlement	938	(938)	(35,527)
1/31/02	Interim settlement	(2,438)	2,438	—
2/6/02	Amendment (contract extension to 3/31/03)	(116)	116	(3,147)
3/31/02	Interim settlement	(440)	440	—
6/30/02	Interim settlement	370	(370)	—

	Net amounts	3,627	3,229	$100,000

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

        We incur quarterly interest charges on the notional amount at a current rate equal to LIBOR plus 1.95%. Total interest charges incurred from inception through July 31, 2002, amounted to $9.4 million, of which $1.6 million was incurred in the six months ended July 31, 2002. In addition, we also previously incurred structuring fees and commissions totaling $3.7 million. These interest charges and other fees are included in the cost of treasury stock.

Liquidity

        We believe we have sufficient capital resources to meet all of our obligations. These obligations include existing cash obligations, funding of capital commitments on projects under way, and any obligations that may arise pursuant to our equity forward agreements or our operating lease agreements (both) discussed above). We also believe our capital resources are sufficient to provide for additional strategic purchases of our common stock or investments in new projects. This belief is based upon our historically strong and dependable operating cash flows and our borrowing ability under our revolving credit facility. We have also repeatedly demonstrated the ability to raise funds in the debt and equity markets, as most recently evidenced by our issuance in December 2001 of $300 million of Senior Subordinated Notes due 2010. Our operating cash flows are exposed to the risk of a significant downturn in our business. However, we do not believe this poses a significant liquidity risk because of the historical magnitude and stability of our cash flows. Furthermore, as of July 31, 2002, we had $700 million of borrowing capacity available under our revolving bank facility (which expires in August 2006), $540 million of which we could utilize under the most restrictive of our loan covenants. Our ability to utilize the borrowing capacity under the revolving bank facility can fluctuate substantially under these covenants from quarter to quarter depending upon our operating cash flow.

Critical Accounting Policies

        A summary of our significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended January 31, 2002. The condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States. Certain accounting policies regarding the determination of bad debt reserves, estimated useful lives assigned to assets, asset impairment, insurance reserves, purchase price allocations made in connection with acquisitions and the calculation of income tax liabilities require us to apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The judgments are based on our historical experience, terms of existing contracts, observance of trends in the gaming industry and information available from other outside sources. There can be no assurance that actual results will not differ from these estimates. To provide an understanding of the methodology used, our significant accounting policies and basis of presentation are discussed where appropriate in the notes to the condensed consolidated financial statements.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risks

        Mandalay is exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our variable rate debt. We manage this market risk by utilizing derivative financial instruments in accordance with established policies and procedures. We evaluate our exposure to market risk by monitoring interest rates in the marketplace. We do not utilize derivative financial instruments for trading purposes.

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

        In June 2002, we entered into two new "reverse" interest rate swap agreements with a member of our bank group. Pursuant to these agreements, we receive a fixed interest rate of 9.25% and pay a variable interest rate (based on LIBOR plus 4.31%) on $275 million notional amount, and receive a fixed rate of 6.45% and pay a variable interest rate (based on LIBOR plus 1.63%) on $200 million notional amount. The $275 million swap terminates in December 2005 and the $200 million swap terminates in February 2006.

        In August 2002, we entered into two additional "reverse" interest rate swap agreements with members of our bank group. Pursuant to these agreements, we receive a fixed interest rate of 10.25% and pay a variable interest rate (based on LIBOR plus 5.97%) on $250 million notional amount, and receive a fixed rate of 10.25% and pay a variable interest rate (based on LIBOR plus 5.86%) on $250 million notional amount. Both of these swaps terminate in August 2007.

        The above swap agreements meet the criteria established by the FASB for hedge accounting.

        The following table provides information about our financial instruments (interest rate swaps, including those entered into in June 2002 and August 2002, and debt obligations) that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted-average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted-average variable rates are based on implied forward rates in the yield curve. Implied forward rates should not be considered a predictor of actual future interest rates.

	Year ending January 31,
	Remaining 2003	2004	2005	2006	2007	Thereafter	Total
	(in millions)
Long-term debt (including current portion)
Fixed-rate	$0.1	$300.2	$0.3	$275.3	$200.1	$1,301.4	$2,077.4
Average interest rate	6.7%	6.7%	6.6%	9.2%	6.5%	9.2%	8.6%
Variable-rate	$—	$25.0	$—	$—	$350.0	$—	$375.0
Average interest rate	—	2.1%	—	—	5.0%	—	4.8%
Interest rate swaps
Pay fixed	$350.0	$200.0	$—	$—	$—	$—	$550.0
Average payable rate	6.4%	6.4%	—	—	—	—	6.4%
Average receivable rate	1.8%	2.4%	—	—	—	—	2.0%
Pay floating	$—	$—	$—	$275.0	$200.0	$500.0	$975.0
Average payable rate	—	—	—	8.9%	6.3%	11.4%	9.6%
Average receivable rate	—	—	—	9.3%	6.5%	10.3%	9.2%

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings.

        Reference is made to the sixth through ninth paragraphs under the subcaption "New Projects—Detroit" in the Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this report for information concerning previously reported lawsuits relating to our Detroit joint venture and its MotorCity Casino, which information is incorporated in this Item 1 by this reference.

Item 2.    Changes in Securities and Use of Proceeds.

        Reference is made to the discussion of equity forward agreements (the "B of A Agreements") we have entered into with Bank of America ("B of A") to facilitate our authorized share repurchase program which appears under the caption "Equity Forward Agreements" in our Management's Discussion and Analysis of Financial Condition and Results of Operation in Part I, Item 2 of this report. The B of A Agreements provide for periodic adjustments to the number of shares B of A holds under the B of A Agreements, which, depending on whether the market price of our common stock has increased or decreased since the last adjustment, may involve B of A's delivery of shares to us or our delivery of shares to B of A. The periodic adjustments are for the purpose of maintaining the market value of the shares held by B of A under the B of A Agreements as of the respective dates of the adjustments, at the level equal to the aggregate purchase price paid by B of A for the shares it purchased pursuant to the B of A Agreements, as the same may be reduced by interim cash payments we make to B of A. On June 28,2002, pursuant to the periodic adjustment provisions of the B of A Agreements, we delivered 369,802 shares to B of A which were acquired by B of A for its own account and without any view to their distribution and the stock certificate evidencing the shares is inscribed with a restrictive legend. Pursuant to the terms of the B of A Agreements, we have agreed to register the shares for sale by B of A if we do not purchase all of the shares held by B of A under the B of A Agreements on March 31, 2003, or such later date as may be agreed to by the parties. The issuance of the shares was not registered under the Securities Act of 1933 because the transaction did not involve a sale or, if the transaction should be deemed to constitute a sale, the transaction was one not involving any public offering within the meaning of Section 4(2) of the Securities Act of 1933.

Item 4.    Submission of Matters to a Vote of Security Holders.

        The 2002 Annual Meeting of our stockholders was held on June 20, 2002. At the meeting, management's nominees, Donna B. More and William A. Richardson, were elected to fill the two available positions as directors of Mandalay Resort Group. Voting (expressed in number of shares) was as follows: Ms. More 61,787,466 for, 2,302,505 against or withheld and no abstentions or broker non-votes; and Mr. Richardson 56,071,125 for, 8,018,893 against or withheld and no abstentions or broker non-votes.

        At the meeting, stockholders approved the Mandalay Resort Group 2002 Stock Incentive Plan by a vote of 32,138,512 for, 31,606,999 against or withheld and 344,507 abstentions or broker non-votes.

        Also at the meeting, stockholders ratified the appointment of Deloitte & Touche LLP as our independent auditors to examine and report on our financial statements for the fiscal year ending January 31, 2003, by vote of 62,019,461 for, 2,049,706 against or withheld and 20,851 abstentions or broker non-votes.

Item 6.    Exhibits and Reports on Form 8-K.

        (a)  The following exhibits are filed as part of this report:

  4.1.
  Interest Rate Swap Agreement, dated as of June 3, 2002, by and between the Registrant and Citibank, N.A.

  4.2.
  Interest Rate Swap Agreement, dated as of June 3, 2002, by and between the Registrant and Citibank, N.A.

  4.3.
  Interest Rate Swap Agreement, dated August 7, 2002, by and between the Registrant and Citibank, N.A.

  4.4.
  Interest Rate Swap Agreement, dated August 7, 2002, by and between the Registrant and Bank of America, N.A.

  99.1.
  Certification of Michael S. Ensign Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2.
  Certification of Glenn Schaeffer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)  Reports on Form 8-K.

        During the period covered by this report, the Company filed one report on Form 8-K dated May 14, 2002. This Form 8-K reported information under Item 4 relating to the change of its certifying accountant.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANDALAY RESORT GROUP (Registrant)
Date: September 16, 2002	By:	/s/ GLENN SCHAEFFER Glenn Schaeffer President, Chief Financial Officer and Treasurer

CERTIFICATIONS

        I, Michael S. Ensign, Chairman of the Board, Chief Executive Officer and Chief Operating Officer of Mandalay Resort Group, certify that:

          1.    I have reviewed this quarterly report on Form 10-Q of Mandalay Resort Group

          2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

          3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:    September 16, 2002

/s/ MICHAEL S. ENSIGN Michael S. Ensign, Chairman of the Board, Chief Executive Officer and Chief Operating Officer of Mandalay Resort Group

        I, Glenn Schaeffer, President, Chief Financial Officer and Treasurer of Mandalay Resort Group, certify that:

          1.    I have reviewed this quarterly report on Form 10-Q of Mandalay Resort Group

          2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

          3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:    September 16, 2002

/s/ GLENN SCHAEFFER Glenn Schaeffer, President, Chief Financial Officer and Treasurer of Mandalay Resort Group

INDEX TO EXHIBITS

Exhibit No.	Description
4.1.	Interest Rate Swap Agreement, dated as of June 3, 2002, by and between the Registrant and Citibank, N.A.
4.2.	Interest Rate Swap Agreement, dated as of June 3, 2002, by and between the Registrant and Citibank, N.A.
4.3.	Interest Rate Swap Agreement, dated August 7, 2002, by and between the Registrant and Citibank, N.A.
4.4.	Interest Rate Swap Agreement, dated August 7, 2002, by and between the Registrant and Bank of America. N.A.
99.1.	Certification of Michael S. Ensign Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2.	Certification of Glenn Schaeffer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
MANDALAY RESORT GROUP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (All information for the three and six months ended July 31, 2002 and 2001 is unaudited.)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
  SIGNIFICANT FACTORS AFFECTING RESULTS OF OPERATIONS IN THE QUARTER ENDED JULY 31, 2002
Operating Results by Property (in millions)
  Item 3. Quantitative and Qualitative Disclosures About Market Risks
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 2. Changes in Securities and Use of Proceeds.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
CERTIFICATIONS