Form 10-Q
period 2002-10-31
MANDALAY RESORT GROUP
filed 2002-12-16
CIK 725549

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2002
OR
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 30, 2002
Common Stock, $.01 2/3 par value	65,960,986 shares

MANDALAY RESORT GROUP AND SUBSIDIARIES

Form 10-Q

INDEX

		Page No.
Part I. FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets (Unaudited) at October 31, 2002 and January 31, 2002	3
	Condensed Consolidated Statements of Income (Unaudited) for the Three and Nine Months Ended October 31, 2002 and 2001	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended October 31, 2002 and 2001	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risks	37
Item 4.	Controls and Procedures	38
Part II. OTHER INFORMATION
Item 1.	Legal Proceedings	41
Item 6.	Exhibits and Reports on Form 8-K	41

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MANDALAY RESORT GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	October 31, 2002	January 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$121,120	$105,905
Receivables	51,161	76,461
Inventories	30,226	30,555
Prepaid expenses and other	50,623	54,066

Total current assets	253,130	266,987
PROPERTY, EQUIPMENT AND LEASEHOLD INTERESTS, at cost, less accumulated depreciation and amortization of $1,243,494 and $1,162,203, respectively	3,149,657	3,049,812
EXCESS OF PURCHASE PRICE OVER FAIR MARKET VALUE OF NET ASSETS ACQUIRED, NET	43,681	45,445
INVESTMENTS IN UNCONSOLIDATED AFFILIATES	576,411	554,086
OTHER INVESTMENTS	43,224	35,751
INTANGIBLE DEVELOPMENT COSTS	93,360	—
DEFERRED CHARGES AND OTHER ASSETS	93,963	84,953

Total Assets	$4,253,426	$4,037,034

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$20,284	$39,251
Accounts payable—trade	34,229	33,473
Accounts payable—construction	12,571	8,284
Accrued liabilities	262,896	228,233

Total current liabilities	329,980	309,241
LONG-TERM DEBT	2,575,450	2,482,087
DEFERRED INCOME TAX	200,558	199,478
ACCRUED INTANGIBLE DEVELOPMENT COSTS	59,277	—
OTHER LONG-TERM LIABILITIES	84,019	109,258

Total liabilities	3,249,284	3,100,064

MINORITY INTEREST	13,455	(3,639)

STOCKHOLDERS' EQUITY:
Common stock, $.01 2/3 par value Authorized—450,000,000 shares Issued—113,634,013 shares	1,894	1,894
Preferred stock, $.01 par value Authorized—75,000,000 shares	—	—
Additional paid-in capital	566,267	572,992
Retained earnings	1,485,788	1,374,376
Accumulated other comprehensive loss	(13,936)	(21,902)
Treasury stock (46,987,327 and 45,278,193 shares), at cost	(1,049,326)	(986,751)

Total stockholders' equity	990,687	940,609

Total Liabilities and Stockholders' Equity	$4,253,426	$4,037,034

The accompanying notes are an integral part of these
condensed consolidated financial statements.

MANDALAY RESORT GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2002	2001	2002	2001
REVENUES:
Casino	$298,177	$299,495	$905,893	$920,666
Rooms	143,027	144,046	442,060	471,509
Food and beverage	104,447	101,097	318,187	320,763
Other	89,528	80,130	262,341	251,378
Earnings of unconsolidated affiliates	21,465	28,854	77,333	89,886

	656,644	653,622	2,005,814	2,054,202
Less—complimentary allowances	(42,377)	(44,257)	(127,558)	(131,562)

	614,267	609,365	1,878,256	1,922,640

COSTS AND EXPENSES:
Casino	157,772	161,521	473,357	497,057
Rooms	51,600	49,896	153,521	156,363
Food and beverage	72,086	70,351	216,288	222,749
Other	58,169	55,249	164,550	170,212
General and administrative	105,521	103,464	309,210	319,594
Corporate general and administrative	6,574	6,422	20,803	15,937
Depreciation and amortization	31,939	55,277	114,586	165,522
Operating lease rent	12,975	5,944	38,161	23,832
Preopening expenses	1,248	892	3,265	1,381
Writeoff of intangible asset	—	—	13,000	—

	497,884	509,016	1,506,741	1,572,647

INCOME FROM OPERATIONS	116,383	100,349	371,515	349,993

OTHER INCOME (EXPENSE):
Interest, dividend and other income (expense)	(2,071)	441	(1,674)	188
Guarantee fees from unconsolidated affiliate	—	554	193	1,713
Interest expense	(47,318)	(54,835)	(156,114)	(164,352)
Interest expense from unconsolidated affiliates	(1,018)	(1,962)	(5,412)	(7,120)

	(50,407)	(55,802)	(163,007)	(169,571)

MINORITY INTEREST	(13,401)	(8,170)	(29,274)	(20,442)

INCOME BEFORE PROVISION FOR INCOME TAX AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	52,575	36,377	179,234	159,980
Provision for income tax	19,355	13,066	65,960	58,780

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	33,220	23,311	113,274	101,200
Cumulative effect of a change in accounting principle for goodwill	—	—	(1,862)	—

NET INCOME	$33,220	$23,311	$111,412	$101,200

BASIC EARNINGS PER SHARE
Income before cumulative effect of change in accounting principle	$.49	$.33	$1.66	$1.38
Cumulative effect of a change in accounting principle	—	—	(.03)	—

Net income per share	$.49	$.33	$1.63	$1.38

DILUTED EARNINGS PER SHARE
Income before cumulative effect of change in accounting principle	$.47	$.32	$1.59	$1.35
Cumulative effect of a change in accounting principle	—	—	(.03)	—

Net income per share	$.47	$.32	$1.56	$1.35

Avg. shares outstanding—basic	68,259,382	70,421,426	68,419,837	73,493,086

Avg. shares outstanding—diluted	71,117,470	71,745,131	71,441,024	75,114,176

The accompanying notes are an integral part of these
condensed consolidated financial statements.

MANDALAY RESORT GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended October 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$111,412	$101,200

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114,586	165,522
Provision for bad debts	6,606	17,408
Decrease in deferred income tax	(3,210)	(8,459)
Decrease in interest payable	(1,717)	(1,688)
Increase in accrued pension cost	6,345	5,234
Loss on disposition of fixed assets	964	2,298
Impairment loss	1,862	—
Writeoff of intangible asset	13,000	—
Decrease in other current assets	22,466	1,098
Increase in other current liabilities	20,053	14,871
(Increase) decrease in other noncurrent assets	(21,319)	8,757
Unconsolidated affiliates' distributions in excess of earnings (earnings in excess of distributions)	20,864	(3,787)
Minority interest in earnings, net of distributions	17,094	11,838
Other	3,183	—

Total adjustments	200,777	213,092

Net cash provided by operating activities	312,189	314,292

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(217,381)	(125,147)
Increase in construction payable	4,287	12,905
Increase in other investments	(10,913)	(10,920)
Increase in investments in unconsolidated affiliates	(43,500)	—
Development agreement costs	(17,000)	—
Other	2,282	2,504

Net cash used in investing activities	(282,225)	(120,658)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net effect on cash of issuances and payments of debt with original maturities of three months or less	90,000	(10,000)
Principal payments of debt with original maturities in excess of three months	(44,246)	(49,453)
Debt premium on reverse interest rate swap termination	28,352	—
Exercise of stock options	28,942	3,756
Purchases of treasury stock	(95,617)	(125,910)
Other	(22,180)	(17,373)

Net cash used in financing activities	(14,749)	(198,980)

Net increase (decrease) in cash and cash equivalents	15,215	(5,346)
Cash and cash equivalents at beginning of period	105,905	105,941

Cash and cash equivalents at end of period	$121,120	$100,595

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest (net of amount capitalized)	$152,159	$161,321
Income tax	$27,765	$44,132
Noncash items:
Interim settlement under equity forward contract	$—	$35,612
Accrual of development agreement costs	$76,360	$—
Increase (decrease) in market value of interest rate swaps	$12,513	$(31,258)
Decrease in market value of investment in insurance contracts	$(3,440)	$—

The accompanying notes are an integral part of these
condensed consolidated financial statements.

MANDALAY RESORT GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All information for the three and nine months ended
October 31, 2002 and 2001 is unaudited.)

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

        The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. The results for the three and nine months ended October 31, 2002 are not necessarily indicative of results to be expected for the full fiscal year.

        Certain reclassifications have been made to the financial statements for the three and nine months ended October 31, 2001 to conform to the financial statement presentation for the three and nine months ended October 31, 2002. These reclassifications have no effect on net income.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2002	2001	2002	2001
	(in thousands, except per share data)
Net income	$33,220	$23,311	$111,412	$101,200

Weighted average shares outstanding (basic earnings per share)	68,259	70,421	68,420	73,493
Stock options	2,559	1,324	2,704	1,621
Equity forward contract	299	—	317	—

Weighted average shares outstanding (diluted earnings per share)	71,117	71,745	71,441	75,114

Basic earnings per share	$.49	$.33	$1.63	$1.38

Diluted earnings per share	$.47	$.32	$1.56	$1.35

Comprehensive Income

        Comprehensive income is a broad concept of an enterprise's financial performance that includes all changes in equity during a period that arise from transactions and economic events from nonowner sources. Comprehensive income is net income plus "other comprehensive income," which consists of revenues, expenses, gains and losses that do not affect net income under accounting principles generally accepted in the United States. Other comprehensive income for the Company includes adjustments for minimum pension liability and adjustments to interest rate swaps, net of tax.

        Comprehensive income consists of the following (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2002	2001	2002	2001
Net income	$33,220	$23,311	$111,412	$101,200
Cumulative effect of a change in accounting principle for interest rate swaps	—	—	—	(9,300)
Change in fair value of interest rate swaps	2,992	(5,766)	7,966	(11,080)

Comprehensive income	$36,212	$17,545	$119,378	$80,820

        The accumulated comprehensive loss reflected on the balance sheet consists of the following (in thousands):

	October 31, 2002	January 31, 2002
Minimum pension liability adjustment	$5,799	$5,799
Adjustment to fair value of interest rate swaps	8,137	16,103

Accumulated comprehensive loss	$13,936	$21,902

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

        In the three and nine months ended October 31, 2001, the Company recorded goodwill amortization of $3.0 million and $8.9 million, respectively. Had the new rules been in effect for these prior periods, the Company would have reported the following (in thousands):

	Three months ended October 31, 2001	Nine months ended October 31, 2001
Net income as reported	$23,311	$101,200
Add back: goodwill amortization	2,950	8,851

Adjusted net income	$26,261	$110,051

Adjusted net income per share—Basic	$.37	$1.50

Adjusted net income per share—Diluted	$.37	$1.47

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

	October 31, 2002	January 31, 2002
Circus and Eldorado Joint Venture (50%) (Silver Legacy, Reno, Nevada)	$58,141	$77,029
Elgin Riverboat Resort (50%) (Grand Victoria, Elgin, Illinois)	252,038	251,022
Victoria Partners (50%) (Monte Carlo, Las Vegas, Nevada)	266,232	226,035

	$576,411	$554,086

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

        The Company's unconsolidated affiliates operate with fiscal years ending on December 31. Selected results of operations for each of the unconsolidated affiliates are as follows (in thousands):

Nine Months Ended September 30, 2002	Silver Legacy	Grand Victoria	Monte Carlo	Total
Revenues	$125,122	$306,887	$189,862	$621,871
Expenses	99,625	226,795	139,515	465,935
Operating income	25,497	80,092	50,347	155,936
Net income	16,782	80,587	49,291	146,660
Nine Months Ended September 30, 2001	Silver Legacy	Grand Victoria	Monte Carlo	Total
Revenues	$128,903	$306,614	$202,950	$638,467
Expenses	101,310	212,768	145,363	459,441
Operating income	27,593	93,846	57,587	179,026
Net income	16,687	95,077	54,034	165,798

Note 4.    Intangible Development Costs—

        On August 2, 2002, the Detroit City Council approved a revised development agreement pursuant to which MotorCity Casino will expand its current temporary facility into a permanent facility by December 31, 2005. Under the revised development agreement, MotorCity Casino paid the City of Detroit $17 million in October 2002. MotorCity is required to pay another $10 million in four equal installments before June 2003, and an additional $17 million in 12 equal monthly installments beginning June 1, 2003. MotorCity is further obligated, through letters of credit issued by the Company, to fund approximately $49.4 million to repay bonds issued by the Economic Development Corporation of the City of Detroit. The company recorded an intangible asset of $93.4 million, representing the total of the above obligations, with a corresponding liability for the remaining unpaid obligation of $76.3 million ($17.1 million current portion). These intangible development costs have an indefinite life. See "Note 11. Commitments and Contingent Liabilities" for additional details regarding the Company's Detroit joint venture.

Note 5.    Long-term Debt—

        Long-term debt consisted of the following (in thousands):

	October 31, 2002	January 31, 2002
Amounts due under bank credit agreements at floating interest rates, weighted average of 3.6% and 3.6%	$470,000	$380,000
Amounts due under majority-owned joint venture revolving credit facility at floating interest rates, weighted average of 3.3% and 3.3%	20,000	64,000
6 3/4% Senior Subordinated Notes due 2003 (net of unamortized discount of $11 and $23)	149,989	149,977
9 1/4% Senior Subordinated Notes due 2005	275,000	275,000
6.45% Senior Notes due 2006 (net of unamortized discount of $143 and $176)	199,857	199,824
10 1/4% Senior Subordinated Notes due 2007	500,000	500,000
9 1/2% Senior Notes due 2008	200,000	200,000
9 3/8% Senior Subordinated Notes due 2010 (net of unamortized discount of $1,944 and $2,142)	298,056	297,858
7 5/8% Senior Subordinated Debentures due 2013	150,000	150,000
7.0% Debentures due 2036 (net of unamortized discount of $82 and $92)	149,918	149,908
6.70% Debentures due 2096 (net of unamortized discount of $52 and $88)	149,948	149,912
Other notes	4,614	4,859

	2,567,382	2,521,338
Current portion of long-term debt	(20,284)	(39,251)
Debt premium from termination of reverse interest rate swaps	28,352	—

	$2,575,450	$2,482,087

        At October 31, 2002, the Company was in compliance with all of the covenants in its credit facilities and, under the most restrictive loan covenant, was restricted from issuing additional debt in excess of approximately $180 million.

Note 6.    Interest Rate Swaps—

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

        The Company has entered into various interest rate swap agreements, principally with its bank group, to manage interest expense related to debt outstanding under its bank credit agreement. The Company has "initial" interest rate swap agreements ("cash flow hedges") under which it pays a fixed interest rate (weighted average of approximately 6.6%) and receives a variable interest rate (weighted average of approximately 1.8% at October 31, 2002) on $350 million notional amount. Two of the swaps with a combined notional amount of $150 million terminate in fiscal 2003. The remaining swap of $200 million notional amount terminates in fiscal 2004. One swap with a $200 million notional amount terminated on September 24, 2002.

        In June 2002, the Company entered into two "reverse" interest rate swap agreements ("fair value hedges") with a member of its bank group. Pursuant to these agreements, the Company received a fixed interest rate of 9.25% and paid a variable interest rate (based on LIBOR plus 4.31%) on $275 million notional amount, and received a fixed rate of 6.45% and paid a variable interest rate (based on LIBOR plus 1.63%) on $200 million notional amount. The $275 million swap was scheduled to terminate in December 2005 and the $200 million swap was scheduled to terminate in February 2006.

        In August 2002, the Company entered into two additional "reverse" interest rate swap agreements ("fair value hedges") with members of its bank group. Pursuant to these agreements, the Company received a fixed interest rate of 10.25% and paid a variable interest rate (based on LIBOR plus 5.97%) on $250 million notional amount, and received a fixed rate of 10.25% and paid a variable interest rate (based on LIBOR plus 5.86%) on $250 million notional amount. Both of these swaps were scheduled to terminate in August 2007.

        In October 2002, the Company elected to terminate the four "reverse" swaps. Mandalay received $28.9 million, in cash, representing the fair market value of the swaps and recorded a corresponding debt premium which will be amortized to interest expense using an effective interest rate method, over the original lives of the swaps stated in the agreements. The amortization will approximate $7.1 million in the fiscal year ending January 31, 2004, the Company's next full fiscal year.

        The net effect of all such swaps resulted in additional interest expense of $.2 million and $10.5 million for the three and nine months ended October 31, 2002, respectively.

        The Company is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. However, the Company considers the risk of nonperformance by the counterparties to be minimal because the parties to the swaps are predominantly members of the Company's bank group. If the Company had terminated all remaining swaps as of October 31, 2002, the Company would have had to pay a net amount of $11.6 million based on quoted market values from the various financial institutions holding the swaps.

        Except as noted below, the above swaps meet the criteria for hedge accounting established by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The Company reports its swap related assets and liabilities on a net basis in "Other Long-term Liabilities". The fair market value of the swaps designated as cash flow hedges increased by $12.5 million ($8.0 million, net of tax) during the nine months ended October 31, 2002, which decreased the net liability with the corresponding income included as other comprehensive income. The increase in the fair market value included $6.0 million representing the effect of the swap that terminated on September 24, 2002. With respect to swaps designated as fair value hedges, because these swaps were terminated, the corresponding fair values of $9.4 million recorded in the second quarter have been removed from the net liability and long-term debt. The fair value received from the early termination was recorded as a debt premium and will be amortized to interest expense, as discussed previously.

        As of July 31, 2002, the Company had $550 million notional amount in floating to fixed rate swaps, though its floating rate exposure was limited to borrowings under its credit facilities, which totaled only $350 million at that time. Consequently, the Company's $200 million swap which matured September 24, 2002, was considered an "ineffective hedge" pursuant to SFAS 133, and a portion of the change in the fair value of the swap was recognized in the income statement. At October 31, 2002, the Company had $350 million notional amount in floating to fixed rate swaps and $470 million in borrowings under its credit facilities. Therefore all remaining swaps meet the criteria for hedge accounting as described above.

Note 7.    Leasing Arrangements—

        In October 1998, the Company entered into a $200 million operating lease agreement with a group of financial institutions to lease equipment at Mandalay Bay.

        In December 2001, the Company entered into a series of sale and leaseback agreements totaling $130.5 million with a group of financial institutions, covering equipment located at several Nevada properties. The sale of the equipment resulted in the recognition of a net deferred gain of $28.3 million, a substantial portion of which was subsequently reversed when the Company exercised its purchase option on some of the equipment (see below). The remaining unamortized deferred gain of approximately $10.3 million will be reversed upon termination of the lease, assuming the Company exercises its purchase option. The proceeds from these leases were used to reduce borrowings outstanding under the Company's credit facilities.

        On July 31, 2002, the Company exercised its purchase option under a $12.5 million aircraft lease agreement (part of the $130.5 million lease agreements entered into in December 2001) pursuant to which it paid $12.0 million to reacquire the aircraft and reversed $11.5 million of related deferred gain, representing the remaining unamortized balance. On September 30, 2002, the Company exercised its purchase option under a $5.5 million aircraft lease agreement (also part of the $130.5 million lease agreements entered into in December 2001). Pursuant to this purchase option, the Company paid $5.1 million to reacquire the aircraft and reversed $4.9 million of related deferred gain, representing the remaining unamortized balance.

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

Summary of Operating Lease Agreements
(in thousands)

	Date of agreement
	10/30/98	12/21/01	Total
Initial value of leased equipment	$200,000	$112,500	$312,500
Purchase option at October 31, 2002(1)	$126,700	$98,400	$225,100
Current termination date	6/30/03	12/21/04
Purchase option at current termination(1)	$118,200	$56,300	$174,500
Maximum extended termination date(2)	6/30/03	12/21/05
Purchase option at maximum termination(1)	$118,200	$45,000	$163,200
Frequency of rent payments	Quarterly	Quarterly

(1)
Represents estimated fair value at that date based upon independent appraisal.

(2)
Assumes election of all available renewal periods.

Note 8.    Stock Options—

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

        Summarized information for stock option plans was as follows:

	Nine Months Ended October 31, 2002
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	9,897,371	$16.24
Granted	185,000	27.22
Exercised	(2,205,168)	13.12
Canceled	(32,200)	15.65

Outstanding at end of period	7,845,003	17.38

Options exercisable at end of period	5,110,635	15.77

Options available for grant at end of period	3,253,990

Note 9.    Stock Related Matters—

        During the nine months ended October 31, 2002, the Company purchased 3.1 million shares of its common stock at a cost of $95.6 million. During the nine months ended October 31, 2001, the Company repurchased 5.2 million shares of its common stock at a cost of $125.9 million. These amounts do not include interim settlements under the Company's equity forward agreements.

Note 10.    Equity Forward Agreements—

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

        Bank of America acquired a total of 6.9 million shares at a total cost of $138.7 million under these agreements. Pursuant to the interim settlement provisions and an amendment to the agreements, the Company has received a net of 3.9 million shares and reduced the notional amount of the agreements by $38.7 million. As of October 31, 2002, the Company was entitled to purchase the remaining 3.0 million shares from B of A for the notional amount of $100 million on the settlement date (which was extended to March 31, 2003 by amendment of the agreements) subject to any future adjustment of the notional amount and/or the number of shares under the agreements' interim settlement provisions. The table below summarizes the share purchase and interim settlement activity under these equity forward agreements through October 31, 2002.

Date	Description	Shares Acquired (Delivered) by BofA	Shares Acquired (Delivered) by Mandalay	Increase (Decrease) in Notional Amount
		(in thousands)
9/8/00	Original agreement	4,856	—	$100,000
3/21/01	Amendment (increase of notional amount)	1,246	—	24,933
6/30/01	Interim settlement	(1,543)	1,543	—
9/15/01	Amendment (increase of notional amount)	754	—	13,741
10/31/01	Interim settlement	938	(938)	(35,527)
1/31/02	Interim settlement	(2,438)	2,438	—
2/6/02	Amendment (contract extension to 3/31/03)	(116)	116	(3,147)
3/31/02	Interim settlement	(440)	440	—
6/30/02	Interim settlement	370	(370)	—
9/30/02	Interim settlement	(647)	647	—

	Net amounts	2,980	3,876	$100,000

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

        The Company incurs quarterly interest charges on the notional amount at a current rate equal to LIBOR plus 1.95%. Total interest charges incurred from inception through October 31, 2002, amounted to $10.4 million, of which $2.6 million was incurred in the nine months ended October 31, 2002. In addition, the Company previously incurred structuring fees and commissions totaling $3.7 million. These interest charges and other fees are included in the cost of treasury stock.

Note 11.    Commitments and Contingent Liabilities—

Mandalay Bay Convention Center

        The Company is constructing a convention and meeting complex located on land adjacent to the existing Mandalay Bay Conference Center. The complex will include more than one million square feet of exhibit space. Upon completion of the project, Mandalay Bay will offer a total of almost two million gross square feet of conference and exhibit space. Following the events of September 11, 2001 construction of this facility was temporarily suspended. Construction resumed in February 2002, and the facility is currently expected to open in January 2003. The cost of the convention center, excluding land, capitalized interest and preopening expenses, is estimated to be $235 million. As of October 31, 2002, the Company had incurred costs of $204.2 million related to this project.

Mandalay Bay Suites Tower

        The Company is also building a new 1,122-suite hotel tower at Mandalay Bay. The 41-story tower will be located at the west side of the property. The new suites will average 750 square feet, among the largest room product in the market. The project will also include 24 hospitality suites, a spa and fitness center, a business center, two restaurants and a lounge. The Company expects that the new suites will service the demand generated by the new convention center. The project broke ground in the third quarter, with an expected opening in Fall 2003. The total cost of the project is estimated to be $225 million, excluding land, capitalized interest and preopening expenses. As of October 31, 2002, the Company had incurred costs of $5.7 million related to this project.

Retail Center

        The Company is proceeding with plans to construct a retail center between Mandalay Bay and Luxor. The center will include approximately 90,000 square feet of retail space and approximately 35 stores and restaurants, including several upscale, internationally-branded retailers. The Company started construction in the third quarter, with an expected opening in Fall 2003. The cost is estimated to be approximately $30 million, excluding land, capitalized interest and preopening expenses. As of October 31, 2002, the Company had incurred costs of $1.9 million related to this project.

Detroit

        The Company participates with the Detroit-based Atwater Casino Group in a joint venture that owns and operates a casino in Detroit, Michigan. This joint venture is one of three groups which negotiated casino development agreements with the City of Detroit. The Company has a 53.5% ownership interest in the joint venture.

        Pending the development of a permanent hotel/casino, the joint venture constructed a temporary casino (MotorCity Casino) in downtown Detroit, which opened December 14, 1999. The cost of the temporary casino, including land and capitalized interest but excluding preopening expenses, was approximately $150 million. This cost was financed through the joint venture's $150 million credit facility, which is secured by the assets associated with the temporary casino. The Company has guaranteed this credit facility, which had a balance of $20 million at October 31, 2002. The joint venture's operation of the temporary casino is subject to ongoing regulatory oversight, and its ability to proceed with a permanent hotel/casino project is contingent upon the receipt of all necessary governmental approvals and satisfaction of other conditions.

        Results for the nine months ended October 31, 2002, include the write-off of $13.0 million of intangible costs associated with MotorCity Casino in Detroit. These intangible costs represent amounts paid by Mandalay to its partner, Atwater Casino Group, in exchange for a so-called "preference" (applicable to predecessors of Atwater Casino Group) to develop a casino in Detroit. Mandalay paid $13.0 million to Atwater Casino Group for its right to this preference, and ultimately, a gaming license was awarded to MotorCity Casino. However, in early 2002, preferences of this nature were declared unconstitutional by the federal courts.

        Furthermore, on August 2, 2002, MotorCity signed a Revised Development Agreement with the City of Detroit which provided for the development of a permanent casino on the site of the current temporary facility. As a result of these events, it was determined that the intangible preference had no value and should be written off.

        Under the Revised Development Agreement approved by the Detroit City Council on August 2, 2002, MotorCity Casino is to be expanded at its current location by December 31, 2005, into a permanent facility that will include 100,000 square feet of casino space, a 400-room hotel, a 1,200-seat theater, convention space and additional restaurants, retail and parking. Depending upon market conditions, availability of additional land and the joint venture's ability to obtain reasonable financing, the joint venture could be required to construct an additional 400 rooms. Under the terms of the Revised Development Agreement, the joint venture paid the City $17 million in October 2002, and is to pay another $10 million in four equal installments before June 2003, and an additional $17 million in 12 equal monthly installments beginning June 1, 2003. Also under the Revised Development Agreement, beginning January 1, 2006, the joint venture will pay the City 1% of adjusted casino revenues and, if such casino revenues top $400 million in any given calendar year, the payment will be increased to 2% of all such casino revenues for that calendar year.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

OVERVIEW

        We are one of the largest hotel-casino operators in the United States. Our operations consist of wholly owned resorts in Nevada and Mississippi, as well as investments in joint ventures with operating resorts in Nevada, Illinois and Michigan. Our resorts cater to a wide variety of customers and we strive to provide the best value in each of the market segments where we compete. We generate almost half of our net revenues from gaming activities. Rooms also contribute a large portion of our net revenues.

        Our core market is Las Vegas, where our properties generate approximately two-thirds of our operating income. Mandalay Bay is typically the best performer among our properties in this market. As our flagship property, Mandalay Bay possesses amenities that appeal to higher-income customers. Strong demand from this segment of our customer base has permitted us greater pricing leverage, thus helping to drive results at this property. With the addition of the convention center, all-suites hotel tower and retail mall (each discussed more fully below), Mandalay Bay should continue to be the leading driver of future growth for our company.

        Our operating results are highly dependent on the volume of customers visiting and staying at our resorts. This is particularly evident in our two principal revenue centers-the casino and the hotel. The volume of casino activity is measured by "drop", which refers to amounts wagered by our customers. The amount of drop which we keep and which is recognized as casino revenue is referred to as our "win" or "hold". Meanwhile, revenue per available room ("REVPAR") is a key metric for our hotel business. REVPAR reflects both occupancy levels and room rates, each of which is impacted by customer demand, among other factors.

SIGNIFICANT FACTORS AFFECTING RESULTS OF OPERATIONS

September 11, 2001

        We believe that following the terrorist attacks of September 11, 2001, the travel market has not fully recovered to historic norms, affecting our operating results in the three and nine months ended October 31, 2002. Our Las Vegas properties are particularly dependent on air travel for a substantial portion of their customers. While passenger counts at McCarran International Airport and Las Vegas visitor volume reflected decided improvement in the month of September (versus the prior year when the attacks occurred), these figures remained weak in the period immediately preceding the anniversary of the attacks, when concerns of additional terrorist activity affected travel plans. And despite the easy comparisons following September 11 this year, passenger counts and visitor volume remain at below normal levels, as compared to results in calendar 2000. The current economic recession (discussed more fully below) is also a likely contributor to these results. Lower passenger counts and visitor volume have caused declines in the number of customers visiting and staying at our Las Vegas properties, leading to decreases in revenues at most of our Las Vegas properties during the three and nine month periods.

        Our operations in our other markets were not as vulnerable to the aftermath of September 11, 2001, and consequently, their operations do not appear to have been significantly impacted. We cannot predict the extent to which the events of September 11, 2001, will continue to directly or indirectly impact our operating results, nor can we predict the extent to which future security alerts or additional terrorist attacks may interfere with our operations.

Economic Recession

        Historically, there has not been a high correlation between economic conditions and our operating results. This has been true with respect to the overall U.S. economy and also the regional economies from which we derive a sizeable portion of our customers (e.g., California). However, we believe the broad economic recession in the country was also a challenging factor in the third quarter and the nine months ended October 31, 2002.

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

RESULTS OF OPERATIONS

Earnings per Share

        For the quarter ended October 31, 2002, we reported net income of $33.2 million, or $.47 per diluted share, versus $23.3 million, or $.32 per diluted share, for the quarter ended October 31, 2001. For the nine months, net income was $111.4 million, or $1.56 per diluted share, compared to $101.2 million, or $1.35 per diluted share.

        The increases in earnings for the three and nine months were due primarily to lower depreciation and amortization expense and to lower interest expense. Depreciation and amortization declined $23.3 million and $50.9 million in the three and nine months, respectively, though these decreases were partially offset by related increases in operating lease rent of $7.0 million and $14.3 million, respectively (discussed more fully under "Depreciation and Amortization"). Meanwhile, interest expense decreased $8.5 million and $9.9 million in the three and nine months (discussed more fully under "Interest Expense"). The increase in earnings in the nine months was also attributable to lower average diluted shares outstanding versus the prior year.

        Earnings for the three and nine months ended October 31, 2002, reflected strong results at Mandalay Bay, where operating income rose 73% and 56%, respectively. Results for the quarter were driven primarily by higher revenues (principally entertainment revenues, which increased due to the De La Hoya-Vargas fight on September 14, 2002, and the Pavarotti concert on October 26, 2002), along with higher operating margins (due to cost cutting measures and lower depreciation and amortization). Results for the nine months came largely on the strength of cost cutting measures and lower depreciation and amortization. Results at MotorCity Casino (excluding the intangible write-off discussed below) also surged in both periods, reflecting the improvement in slot machine revenues at that property.

        Results for the three and nine months include the effects of changes in various accounting estimates. During the quarter ended October 31, 2002, we revised the estimate for the hotel bad debt reserve at Mandalay Bay and revised prepaid gaming taxes at several of our older Nevada properties. These changes contributed $3.5 million to operating income for the quarter and nine months.

        For the three and nine months ended October 31, 2002, results include preopening expenses of $1.2 million and $3.3 million, related primarily to the new convention center at Mandalay Bay scheduled to open January 2003. For the three and nine months ended October 31, 2001, results include preopening expenses of $.9 million and $1.4 million, also related to the new convention center.

        Results for the three and nine months ended October 31, 2002, also include market value adjustments related to investments associated with our Supplemental Executive Retirement Plan (a defined benefit plan for senior executives). The carrying value of these investments must be adjusted to market value at the end of each reporting period. These noncash adjustments resulted in losses of $2.5 million in the three month period and $3.4 million in the nine month period (reflected in the "interest, dividend and other income expense" caption). There were no corresponding adjustments in the prior-year periods.

        Results for the nine months ended October 31, 2002, include the write-off of $13.0 million of intangible costs associated with MotorCity Casino in Detroit (reflected in the quarter ended July 31, 2002). These intangible costs represent amounts paid by Mandalay to its partner, Atwater Casino Group, in exchange for a so-called "preference" (applicable to predecessors of Atwater Casino Group) to develop a casino in Detroit. However, in early 2002, preferences of this nature were declared unconstitutional by the federal courts. Furthermore, on August 2, 2002, MotorCity signed a revised development agreement with the City of Detroit which provided for the development of a permanent casino on the site of the current temporary facility. As a result of these events, it was determined that the intangible preference had no value and should be written off.

        Results for the quarter and the year-to-date periods reflect the impact of a new accounting pronouncement, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142 (which became effective for Mandalay on February 1, 2002), goodwill is no longer amortized, but must be reviewed at least annually for impairment. We have completed our implementation analysis of the goodwill arising from our prior acquisitions. Based upon this analysis, we recorded a write-off of $1.9 million (reflected as a cumulative effect of a change in accounting principle in the quarter ended April 30, 2002), representing the goodwill associated with the June 1, 1995 acquisition of the Railroad Pass Hotel and Casino. The write-off was offset by the elimination of goodwill amortization, which amounted to $3.0 million and $8.9 million in the prior year three and nine month periods.

Revenues

        Revenues increased $4.9 million, or 1%, for the three months ended October 31, 2002, and decreased $44.4 million, or 2%, for the nine months compared to the same periods last year. The increase in the third quarter was due to strong increases in the rooms, food, beverage and entertainment departments at Mandalay Bay. The decrease in the nine months was due primarily to the continued effect of September 11, 2001, and the recession on our Las Vegas Strip properties, whose revenues were down $43.5 million, or 4%, in the nine months (including our 50% share of the operating income of Monte Carlo).

        Revenues declined at our other Nevada properties, mainly because of expanded Native American gaming in California. In the three and nine months, revenues decreased at our Reno properties, including our 50% share of Silver Legacy (down $.9 million, or 3%, and $9.8 million, or 9%, respectively). Revenues at our Laughlin properties were down $1.0 million, or 3%, and $3.3 million, or 3%, respectively. Revenues at our Jean properties were flat in the quarter, but decreased $3.5 million, or 6%, in the nine months.

        In other markets, revenues at Gold Strike in Tunica County, Mississippi were up $2.0 million, or 7%, in the quarter, but down $1.2 million, or 1%, in the nine months. Gold Strike has stepped up its marketing efforts and generated additional slot play. Our 50% share of Grand Victoria's operating income also declined in the three and nine month periods by $6.0 million, or 39%, and $9.1 million, or 19%, respectively, due primarily to a higher casino tax rate (discussed more fully under "Income from Operations").

        The above declines were partially offset by a $3.1 million, or 3%, increase in revenues in the quarter, and a $26.8 million, or 10%, increase in revenues in the nine months, at MotorCity Casino in Detroit, Michigan, due to higher slot play.

Casino Revenues

        Casino revenues declined $1.3 million, or less than 1%, in the quarter and $14.8 million, or 2%, in the nine months. In the quarter, all of our wholly owned Las Vegas Strip, Reno and Laughlin properties reported decreases in casino revenues (with the exception of a slight increase at Luxor). The decreases in these markets were largely offset by increases in casino revenues at the Gold Strike in Tunica and MotorCity Casino in Detroit, due to improved marketing efforts at both properties which increased slot play. Casino revenues declined in the nine-month period at each of our wholly owned properties due to the impact of the significant factors discussed previously. This decline was partially offset by a casino revenue increase in the nine months at MotorCity Casino, as slot machine revenues at that property continued to improve due to marketing efforts, which have solidified the property's position within the Detroit market.

Room Revenues

        Room revenues fell $1.0 million, or 1%, in the quarter and $29.4 million, or 6%, in the nine months. REVPAR at our Las Vegas properties increased 1% during the quarter due primarily to Mandalay Bay, but decreased 6% year-to-date due mainly to the September 11, 2001 attacks and the lingering recession. The following table compares average room rates, occupancy and REVPAR at our wholly owned properties:

	Quarter 10/31/02			Quarter 10/31/01
	Avg. Rate	Occupancy	REVPAR	Avg. Rate	Occupancy	REVPAR
Weighted average all wholly owned properties	$79	82%	$65	$80	82%	$65
Weighted average wholly owned Las Vegas Strip properties	$93	86%	$80	$93	85%	$79
	Nine months 10/31/02			Nine months 10/31/01
	Avg. Rate	Occupancy	REVPAR	Avg. Rate	Occupancy	REVPAR
Weighted average all wholly owned properties	$80	85%	$68	$83	87%	$72
Weighted average wholly owned Las Vegas Strip properties	$93	89%	$83	$97	91%	$88

Food and Beverage Revenues

        Food and beverage revenues increased $3.4 million, or 3%, in the quarter, but decreased $2.6 million, or 1%, in the nine months ended October 31, 2002. The increase in the quarter is due to pricing increases, principally at Mandalay Bay. The decrease in the nine month period is attributable primarily to the continued impact that September 11, 2001, and the recession had on our Las Vegas Strip properties.

Other Revenues

        Other revenues come principally from amusements, retail stores and entertainment. Other revenues rose $9.4 million, or 12%, in the quarter and $11.0 million, or 4%, in the nine months versus last year. The increase in the quarter was due to the Oscar De La Hoya/Fernando Vargas boxing match and the Luciano Pavarotti performance held in the Events Center at Mandalay Bay, with the nine-month increase owing additionally to the continued success of Blue Man Group at Luxor.

Earnings of Unconsolidated Affiliates

        We record our 50% share of the operating income of our unconsolidated joint ventures (Grand Victoria, Monte Carlo and Silver Legacy) as revenue under "Earnings of Unconsolidated Affiliates."

(Results from the 53.5%-owned MotorCity Casino are consolidated for financial reporting purposes.) Earnings of unconsolidated affiliates decreased $7.4 million, or 26%, in the quarter, and $12.6 million, or 14%, in the nine months, with most of the decrease attributable to the Grand Victoria, stemming from a higher tax rate on casino revenues which became effective July 1, 2002 (discussed more fully under "Income from Operations").

Income from Operations

        For the three months ended October 31, 2002, income from operations rose $16.0 million, or 16%, from the previous year, and $21.5 million, or 6%, in the year-to-date period. The composite operating margin was 18.9% and 19.8% for the three and nine months this year, compared to 16.5% and 18.2% last year. Income from operations in the quarter and year-to-date periods benefitted from cost-cutting measures undertaken at all of our properties following September 11, 2001, and the reduction of depreciation and amortization expense in the current year periods. Income from operations and operating margins in the current year-to-date period were negatively impacted by the $13.0 million write-off at MotorCity Casino discussed earlier. The table below summarizes our operating results by property and is followed by a discussion of operating results by market.

Operating Results by Property
(in millions)

	Quarter 10/31/2002			Quarter 10/31/2001
	Operating Income	Depreciation	EBITDA(1)	Operating Income	Depreciation	EBITDA(1)
Mandalay Bay	$21.1	$8.7	$29.8	$12.2	$11.1	$23.3
Luxor	18.6	4.6	23.2	17.9	9.1	27.0
Excalibur	14.3	3.2	17.5	16.6	4.5	21.1
Circus Circus-Las Vegas(2)	8.4	4.4	12.8	8.7	6.0	14.7
Gold Strike-Tunica	3.9	3.3	7.2	2.4	3.2	5.6
Colorado Belle / Edgewater	0.9	2.4	3.3	1.6	2.8	4.4
Circus Circus-Reno	6.3	1.8	8.1	4.9	2.3	7.2
Gold Strike properties(3)	1.7	0.2	1.9	(1.5)	2.5	1.0
MotorCity Casino(4)	29.6	2.2	31.8	19.6	9.9	29.5
Unconsolidated joint ventures(5)	21.5	0.0	21.5	27.3	1.6	28.9
Other	(2.2)	0.0	(2.2)	(1.0)	0.3	(0.7)

Subtotal	124.1	30.8	154.9	108.7	53.3	162.0
Corporate expense	(7.7)	1.1	(6.6)	(8.4)	2.0	(6.4)

Total	$116.4	$31.9	$148.3	$100.3	$55.3	$155.6

	Nine months 10/31/2002			Nine months 10/31/2001
Operating Results by Property (in millions)	Operating Income	Depreciation	EBITDA(1)	Operating Income	Depreciation	EBITDA(1)
Mandalay Bay	$66.6	$26.3	$92.9	$42.6	$32.9	$75.5
Luxor	63.0	14.0	77.0	67.1	26.9	94.0
Excalibur	53.5	9.0	62.5	58.8	13.9	72.7
Circus Circus-Las Vegas(2)	34.9	13.2	48.1	36.5	17.6	54.1
Gold Strike-Tunica	11.7	9.8	21.5	10.4	9.6	20.0
Colorado Belle / Edgewater	11.3	7.8	19.1	9.6	8.6	18.2
Circus Circus-Reno	13.3	5.4	18.7	15.1	7.0	22.1
Gold Strike properties(3)	3.6	3.0	6.6	(1.6)	7.8	6.2
MotorCity Casino(4)	66.1	22.7	88.8	51.3	29.2	80.5
Unconsolidated joint ventures(5)	77.4	0.2	77.6	85.2	4.8	90.0
Other	(6.3)	0.4	(5.9)	(2.5)	0.6	(1.9)

Subtotal	395.1	111.8	506.9	372.5	158.9	531.4
Corporate expense	(23.6)	2.8	(20.8)	(22.5)	6.6	(15.9)

Total	$371.5	$114.6	$486.1	$350.0	$165.5	$515.5

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

(5)
Includes our 50% share of Monte Carlo, Grand Victoria and Silver Legacy.

Las Vegas

        Our Las Vegas properties (including our 50% share of Monte Carlo) posted an overall increase in operating income of $6.5 million, or 10%, and $12.2 million, or 5%, during the three and nine months ended October 31, 2002. At Mandalay Bay, operating income rose $8.9 million, or 73%, and $24.0 million, or 56%, in the three and nine months, due to several factors. The operating margins at this property improved significantly due to revenue increases in the quarter and the post-September 11, 2001 cost-cutting measures, as well as a combined reduction of depreciation expense and operating lease rent of $.8 million and $8.3 million in the three and nine months, respectively. (See the discussions under "Depreciation and Amortization" and "Operating Lease Rent.")

        Operating income at our other wholly owned Las Vegas properties declined in the three month (with the exception of Luxor) and the nine month periods, though the declines were mitigated by the previously discussed cost-cutting measures. For the quarter, operating income at Luxor was up $.7 million, or 4%, but declined $4.1 million, or 6%, in the nine months. At Excalibur, operating income was down $2.3 million, or 14%, and $5.3 million, or 9%, in the three and nine months, respectively; while at Circus Circus, it declined $.3 million, or 3%, and $1.6 million, or 4%. The contribution from Monte Carlo declined $.6 million, or 7%, for the quarter and $.8 million, or 3%, for the nine month period.

Reno

        Operating income from our Reno properties (including our 50% share of Silver Legacy) was up $1.1 million, or 12%, in the third quarter, due to reduced operating costs and lower depreciation, and despite the adverse impact of the expansion of Native American gaming in California and the northwestern U.S., as well as the economic recession. Both of these latter factors contributed to the year-to-date decline of $3.0 million, or 10%.

Laughlin

        Our two Laughlin properties, Colorado Belle and Edgewater, posted a combined decrease in operating income of $.7 million, or 44%, for the quarter, but increased $1.7 million, or 18%, in the nine months. Despite continued declines in revenues, our Laughlin properties showed significant margin improvement due to cost cutting initiatives and lower health care costs. The Laughlin market continues to face increased competition from Native American casinos in its primary feeder markets in Arizona and southern California.

Other Markets

        In Detroit, Michigan, MotorCity Casino generated increases in operating income of $10.0 million and $14.8 million in the quarter and nine months ended October 31, 2002, compared with the prior year periods. Lower depreciation expense was the principal factor in these increases (see discussion under "Depreciation and Amortization"), though slot revenues also continued to improve. Results in the nine-month period include the write-off of an intangible asset of $13.0 million discussed previously. See "New Projects" under "Financial Position and Capital Resources" for additional details regarding our Detroit operation.

        In Tunica County, Mississippi, operating income at Gold Strike was up $1.5 million, or 63%, and $1.3 million, or 13%, in the three and nine months ended October 31, 2002, compared to the prior year. The increases are due to increased marketing efforts which drove higher slot play, as described previously.

        The contribution to income from operations from Grand Victoria (a 50%-owned riverboat casino in Elgin, Illinois) declined 34% in the quarter and 13% in the nine months, due essentially to a higher casino tax rate, which became effective July 1, 2002, including a top-end rate of 50% on gaming revenues exceeding $200 million. This tax increase reduced the contribution from Grand Victoria by $7.5 million in the third quarter and $10.2 million in the nine months. Had the new legislation been in effect during fiscal 2002, operating income at this property would have been lower by approximately $40 million annualized (50% of which would have accrued to Mandalay).

Depreciation and Amortization

        For the three and nine months ended October 31, 2002, depreciation and amortization expense was $31.9 million and $114.6 million versus $55.3 million and $165.5 million in the prior year. The decreases were due to several factors including the reduction of depreciation at MotorCity Casino (discussed below), new operating leases entered into in December 2001 and the previously discussed elimination of goodwill amortization pursuant to SFAS 142. Under the new operating leases, we sold and leased back $130.5 million of equipment, thus replacing depreciation expense and interest expense with operating lease rent.

        Based upon the revised development agreement entered into with the City of Detroit on August 2, 2002, (discussed more fully under "New Projects" under "Financial Position and Capital Resources"), depreciation expense related to the MotorCity Casino temporary facility was reduced prospectively. Previously, the cost of the temporary facility was being depreciated over its contractual operating term of four years, with the annual depreciation expense approximating $40 million. Under the Revised Development Agreement, the temporary facility will be converted into a permanent resort (as opposed to the permanent resort being developed on a separate site, as was the requirement under the original development agreement). Consequently, the remaining book value of the temporary facility is being depreciated over its remaining expected life, resulting in estimated annual depreciation expense of $8 million, pending completion of the permanent facility.

Operating Lease Rent

        Operating lease rent for the three and nine months ended October 31, 2002, increased to $13.0 million and $38.2 million from $5.9 million and $23.8 million in the prior year periods. While we entered into new operating lease agreements covering $130.5 million of equipment in December 2001, the resulting increase in rent expense was partially offset by a reduction in rent expense related to the June 2002 renewal of the previously existing $200 million lease facility (see the discussion under "Financing Activities" under "Financial Position and Capital Resources" for additional details regarding our operating lease agreements).

Interest Expense

        For the three months ended October 31, 2002, interest expense (excluding interest expense of unconsolidated joint ventures and without reduction for capitalized interest) decreased $3.9 million, but increased $.1 million for the nine months, versus the comparable prior year periods. The decrease in the quarter was primarily due to a combination of lower interest rates on short-term borrowings and new fixed-to-floating interest rate swap agreements entered into in June and August 2002 (see "Financing Activities" under "Financial Position and Capital Resources" for a discussion of these new swaps). This reduction of interest expense was partially offset by the issuance of $300 million principal amount of 9 3/8% Senior Subordinated Notes in December 2001. The net proceeds from this offering were used to pay down lower-cost borrowings outstanding under our bank facility.

        We recorded interest expense related to unconsolidated joint ventures of $1.0 million and $5.4 million in the third quarter and nine months ended October 31, 2002, compared with $2.0 million and $7.1 million in the prior year periods. The amounts reflect our 50% share of the interest expense of Silver Legacy and Monte Carlo. The decrease was attributable to lower interest rates and lower average borrowings outstanding. In July 2002, we made an additional equity contribution of $43.5 million to Monte Carlo. These funds, along with an identical equity contribution by our partner, were used to payoff the remaining balance on Monte Carlo's credit facility.

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

        At October 31, 2002, long-term debt (including current portion, but excluding the debt premium discussed under "Financing Activities" under "Financial Position and Capital Resources") stood at $2.57 billion compared to $2.61 billion at October 31, 2001. The current year total includes $20.0 million of debt related to MotorCity Casino, while the prior year total includes $77.0 million of debt related to MotorCity. Capitalized interest was $4.2 million and $9.2 million in the three and nine months ended October 31, 2002, compared to $.6 million and $.8 million in the previous year. Capitalized interest in the current and previous years related primarily to the new convention center under construction at Mandalay Bay.

Income Taxes

        The effective tax rate for the three and nine months ended October 31, 2002 was 36.8% and 37.2% compared to 35.9% and 36.7% for the same periods a year ago. These rates reflect the corporate statutory rate of 35% plus the effect of various nondeductible expenses, primarily the amortization of goodwill in the prior year, and the write-off of goodwill in the current year.

FINANCIAL POSITION AND CAPITAL RESOURCES

Operating Activities

        For the nine months ended October 31, 2002, net cash provided by operating activities was $312.2 million versus $314.3 million in the prior year.

        Mandalay had cash and cash equivalents of $121.1 million at October 31, 2002, sufficient for normal daily operating requirements.

Investing Activities

        Net cash used in investing activities was $282.2 million for the nine months ended October 31, 2002, versus $120.7 million in the prior year. Higher capital expenditures, an increase in investments in unconsolidated affiliates, and payments to the City of Detroit pursuant to MotorCity's revised development agreement accounted for the increase. The increase in investments in unconsolidated affiliates was due to an additional equity contribution to Monte Carlo of $43.5 million in July 2002 that was used to paydown its credit facility.

        Capital expenditures for the nine months ended October 31, 2002, totaled $217.4 million, of which $142.5 million related to the construction of the new convention center at Mandalay Bay, scheduled to open in January 2003 (see "New Projects" for additional details), and $14.6 million related to a remodeling of suites at Mandalay Bay. In the corresponding nine months last year, capital expenditures totaled $125.1 million, of which $46.5 million related to the construction of the new convention center at Mandalay Bay and $8.4 million related to the renovation of a portion of the pyramid rooms at Luxor.

Financing Activities

        For the nine months ended October 31, 2002, financing activities used net cash of $14.7 million. This included the purchase of 3.1 million shares of our common stock at a cost of $95.6 million. This was offset by net borrowings of $45.8 million under our credit facilities, $28.4 million received from the termination of reverse interest rate swap agreements, and $28.9 million received from exercises of stock options. In the prior year, financing activities used net cash of $199.0 million, when we paid down $59.5 million of debt and purchased 5.2 million shares of common stock at a cost of $125.9 million.

Credit Facilities

        In August 2001, we replaced our $1.8 billion unsecured credit facility, dated May 23, 1997, with three separate facilities that totaled $1.25 billion. These credit facilities included a $150 million capital markets term loan, which was paid in full using a portion of the net proceeds we received from the issuance of $300 million of Senior Subordinated Notes in December 2001. By paying off this facility, we reduced our borrowing capacity to $1.1 billion under the two remaining facilities. The remaining credit facilities, which are for general corporate purposes, include a $250 million term-loan facility (the entire amount of which was outstanding at October 31, 2002) and an $850 million revolving facility ($220 million of which was outstanding at October 31, 2002 and another $50 million of which was committed under a letter of credit—see the discussion under "Detroit" under "New Projects"). Each of our credit facilities is unsecured and provides for the payment of interest, at our option, either at (1) a rate equal to or an increment above the higher of the Bank of America prime rate and the Federal

Reserve Board federal funds rate plus 50 basis points, or (2) a Eurodollar-based rate. At October 31, 2002, the effective rate of interest on the indebtedness outstanding under our credit facilities was 3.6%. Each of our credit facilities includes financial covenants regarding total debt and interest coverage, plus covenants that limit our ability to dispose of assets, make distributions on our capital stock, engage in a merger, incur liens and engage in transactions with our affiliates. The entire principal amount then outstanding under our credit facilities becomes due and payable on August 21, 2006, unless the maturity date is extended with the consent of the lenders.

        In December 2001, we amended the covenants under each of our credit facilities to provide for more liberal tests for total debt and interest coverage. These amendments were obtained to address the impact of the events of September 11, 2001. The amended covenants were effective with the quarter ended January 31, 2002, and will continue to provide relief through the quarter ending April 30, 2003. As of October 31, 2002, we were in compliance with all of the covenants in our credit facilities, including those related to total debt and interest coverage, and under the most restrictive covenant, we had the ability to issue additional debt of approximately $180 million. Our borrowing capacity under these covenants can fluctuate substantially from quarter to quarter depending upon our operating cash flow. Our borrowing capacity is typically lower in our fourth quarter, when operating results are also lower compared to the other three quarters.

Interest Rate Swaps

         In June 2002, we entered into two "reverse" interest rate swap agreements ("fair value hedges") with a member of our bank group. Pursuant to these agreements, we received a fixed interest rate of 9.25% and paid a variable interest rate (based on LIBOR plus 4.31%) on $275 million notional amount, and received a fixed rate of 6.45% and paid a variable interest rate (based on LIBOR plus 1.63%) on $200 million notional amount. The $275 million swap was scheduled to terminate in December 2005 and the $200 million swap was scheduled to terminate in February 2006.

        In August 2002, we entered into two additional "reverse" interest rate swap agreements ("fair value hedges") with members of our bank group. Pursuant to these agreements, we received a fixed interest rate of 10.25% and paid a variable interest rate (based on LIBOR plus 5.97%) on $250 million notional amount, and received a fixed rate of 10.25% and paid a variable interest rate (based on LIBOR plus 5.86%) on $250 million notional amount. Both of these swaps were scheduled to terminate in August 2007.

        In October 2002, we elected to terminate the four "reverse" swaps discussed above. We received $28.9 million, in cash, representing the fair market value of the swaps and recorded a corresponding debt premium which will be amortized to interest expense using an effective interest rate method over the original lives of the swaps stated in the agreements. The amortization will approximate $7.1 million in our fiscal year ending January 31, 2004.

        The above swap agreements, which met the criteria established by the FASB for hedge accounting, were entered into in order to further manage our interest expense and achieve a better balance of variable to fixed debt in our debt portfolio. By terminating these swaps, we effectively locked in these benefits as they pertain to these swaps, which will contribute to lower future interest expense, as noted.

Operating Leases

        In October 1998, we entered into a $200 million operating lease agreement with a group of financial institutions to lease equipment at Mandalay Bay.

        In December 2001, we entered into a series of sale and leaseback agreements totaling $130.5 million with a group of financial institutions, covering equipment located at several Nevada properties. The sale of the equipment resulted in the recognition of a net deferred gain of $28.3 million, a substantial portion of which was subsequently reversed when we exercised our purchase option on some of the equipment (see below). The remaining unamortized deferred gain of approximately $10.3 million will be reversed upon termination of the lease assuming we exercise our purchase option. The proceeds from these leases were used to reduce borrowings outstanding under our credit facilities.

        On July 31, 2002, we exercised our purchase option under a $12.5 million aircraft lease agreement (part of the $130.5 million lease agreements entered into in December 2001) pursuant to which we paid $12.0 million to reacquire the aircraft and reversed $11.5 million of related deferred gain, representing the remaining unamortized balance. On September 30, 2002, we exercised our purchase option under a $5.5 million aircraft lease agreement (also part of the $130.5 million lease agreements entered into in December 2001). Pursuant to this purchase option, we paid $5.1 million to reacquire the aircraft and reversed $4.9 million of related deferred gain, representing the remaining unamortized balance.

        We entered into our operating leases solely to provide greater financial flexibility; they are not considered a material source of financing. The rent expense related to these operating leases is reported separately in the consolidated statements of income as operating lease rent. The operating lease agreements contain financial covenants regarding total debt and interest coverage that are identical to those under our credit facilities. The agreements also contain covenants regarding maintenance of the equipment, insurance requirements and prohibitions on liens. As of October 31, 2002, we were in compliance with all of the covenants in these agreements.

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

Summary of Operating Lease Agreements
(in thousands)

	Date of agreement
	10/30/98	12/21/01	Total
Initial value of leased equipment	$200,000	$112,500	$312,500
Purchase option at October 31, 2002(1)	$126,700	$98,400	$225,100
Current termination date	6/30/03	12/21/04
Purchase option at current termination(1)	$118,200	$56,300	$174,500
Maximum extended termination date(2)	6/30/03	12/21/05
Purchase option at maximum termination(1)	$118,200	$45,000	$163,200
Frequency of rent payments	Quarterly	Quarterly

(1)
Represents estimated fair value at that date based upon independent appraisal.

(2)
Assumes election of all available renewal periods.

New Projects

Mandalay Bay Convention Center

        We are constructing a convention and meeting complex on land adjacent to the existing Mandalay Bay Conference Center. The complex will include more than one million square feet of exhibit space. Upon completion of the project, Mandalay Bay will offer a total of almost two million gross square feet of conference and exhibit space. Following the events of September 11, 2001, construction of this facility was temporarily suspended. We resumed construction in February 2002 and currently expect the facility to open in January 2003. The cost of the convention center, excluding land, capitalized interest and preopening expenses, is estimated to be $235 million. As of October 31, 2002, we had incurred costs of $204.2 million related to this project.

Mandalay Bay Suites Tower

        We are also building a new 1,122-suite hotel tower at Mandalay Bay. The 41-story tower will be located on the west side of the property. The new suites will average 750 square feet, among the largest room product in the Las Vegas market. The project will also include 24 hospitality suites, a spa and fitness center, a business center, two restaurants and a lounge. We expect that the new suites will service the demand generated by the new convention center. The project broke ground during the third quarter, with an expected opening in Fall 2003. The total cost of the project is estimated to be $225 million, excluding land, capitalized interest and preopening expenses. As of October 31, 2002, we had incurred costs of $5.7 million related to this project.

Retail Center

        We are proceeding with plans to construct a retail center between Mandalay Bay and Luxor. The center will include approximately 90,000 square feet of retail space and approximately 35 stores and restaurants, including several upscale, internationally-branded retailers. We started construction in the third quarter, with an expected opening in Fall 2003. The cost is estimated to be approximately $30 million, excluding land, capitalized interest and preopening expenses. As of October 31, 2002, we had incurred costs of $1.9 million related to this project.

        We currently estimate that capital expenditures for fiscal 2003 will be in the vicinity of $300-$325 million. The majority of these expenditures will relate to the new convention center and the new all-suites tower. Estimated capital expenditures also include maintenance capital spending, which consists of items necessary to maintain the operating condition of our properties, such as new slot machines, carpeting, computers and similar equipment. We anticipate capital expenditures for the balance of fiscal 2003 will be funded through a combination of cash flow and funds available under our bank credit facilities.

Detroit

        We participate with the Detroit-based Atwater Casino Group in a joint venture that owns and operates a casino in Detroit, Michigan. This joint venture is one of three groups which negotiated casino development agreements with the City of Detroit. The Company has a 53.5% ownership interest in the joint venture.

        Pending the development of a permanent hotel/casino, the joint venture constructed a temporary casino (MotorCity Casino) in downtown Detroit, which opened December 14, 1999. The cost of the temporary casino, including land and capitalized interest but excluding preopening expenses, was approximately $150 million. This cost was financed through the joint venture's $150 million credit facility, which is secured by the assets associated with the temporary casino. We have guaranteed this credit facility, which had a balance of $20 million at October 31, 2002. The joint venture's operation of the temporary casino is subject to ongoing regulatory oversight, and its ability to proceed with a permanent hotel/casino project is contingent upon the receipt of all necessary governmental approvals and satisfaction of other conditions.

        On August 2, 2002, the Detroit City Council approved a revised development agreement between the joint venture and the City of Detroit (the "Revised Development Agreement"). Under the Revised Development Agreement, MotorCity Casino is to be expanded at its current location by December 31, 2005, into a permanent facility that will include 100,000 square feet of casino space, a 400-room hotel, a 1,200-seat theater, convention space and additional restaurants, retail and parking. Depending upon market conditions, availability of additional land and the joint venture's ability to obtain reasonable financing, the joint venture could be required to construct an additional 400 rooms. Under the terms of the Revised Development Agreement, the joint venture paid the City $17 million in October 2002, and is to pay another $10 million in four equal installments before June 2003, and an additional $17 million in 12 equal monthly installments beginning June 1, 2003. Also under the Revised Development Agreement, beginning January 1, 2006, the joint venture will pay the City 1% of adjusted casino revenues and, if such casino revenues top $400 million in any given calendar year, the payment will be increased to 2% of all such casino revenues for that calendar year.

        Previously, we issued, and will continue to provide, letters of credit totaling $50 million to back letters of credit issued by Bank of America to secure (and ultimately pay) payments of principal and interest on bonds issued by the Economic Development Corporation of the City of Detroit. The proceeds of the bonds were used to finance the City's acquisition of land located along the Detroit River where the joint venture's permanent facility was originally to be located. As part of the Revised Development Agreement, the joint venture will forego the right to receive any of the riverfront land acquired by the City, and will transfer to the City its interest in certain real property previously purchased by the joint venture and the other casino developers. Both the joint venture and Mandalay are subject to a radius restriction prohibiting them from opening additional casinos within approximately 150 miles of Detroit and are required to indemnify the City for up to $20 million in claims against the City in connection with the acquisition of the riverfront land and in connection with the Lac Vieux case described below.

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

Share Purchases

        In May 2000, our Board of Directors authorized the purchase of up to 15% of our then-outstanding shares of common stock, as market conditions and other factors warranted. In June 2001, the Board announced an additional authorization enabling us to purchase up to 15% of our shares of common stock which remain outstanding after we have fully utilized the May 2000 authorization. During the three months ended October 31, 2002, we purchased 3.0 million shares at a cost of $92.7 million, bringing total purchases for the nine month period to 3.1 million shares at a cost of $95.6 million. Assuming we purchase all of the shares we are entitled to acquire pursuant to the equity forward agreements discussed below, the additional shares that may be purchased as of October 31, 2002, as authorized by the Board of Directors, would be approximately 4.7 million shares (1.5 million of which have been purchased subsequent to October 31, 2002 and through December 12, 2002). Our intention is to continue to pursue the purchase of our shares pursuant to these authorizations, depending upon market conditions. Any share purchases will continue to be made in accordance with the volume and other limitations of Rule 10b-18 under the Securities Exchange Act of 1934.

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

        Bank of America acquired a total of 6.9 million shares at a total cost of $138.7 million under these agreements. Pursuant to the interim settlement provisions and an amendment to the agreements, we have received a net of 3.9 million shares and reduced the notional amount of the agreements by $38.7 million. As of October 31, 2002, we were entitled to purchase the remaining 3.0 million shares from B of A for the notional amount of $100 million on the settlement date (which was extended to March 31, 2003 by amendment of the agreements), subject to any future adjustment of the notional amount and/or the number of shares under the agreements' interim settlement provisions. The table below summarizes the share purchase and interim settlement activity under these equity forward agreements through October 31, 2002.

Date	Description	Shares Acquired (Delivered) by BofA	Shares Acquired (Delivered) by Mandalay	Increase (Decrease) in Notional Amount
		(in thousands)
9/8/00	Original agreement	4,856	—	$100,000
3/21/01	Amendment (increase of notional amount)	1,246	—	24,933
6/30/01	Interim settlement	(1,543)	1,543	—
9/15/01	Amendment (increase of notional amount)	754	—	13,741
10/31/01	Interim settlement	938	(938)	(35,527)
1/31/02	Interim settlement	(2,438)	2,438	—
2/6/02	Amendment (contract extension to 3/31/03)	(116)	116	(3,147)
3/31/02	Interim settlement	(440)	440	—
6/30/02	Interim settlement	370	(370)	—
9/30/02	Interim settlement	(647)	647	—

	Net amounts	2,980	3,876	$100,000

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

        We incur quarterly interest charges on the notional amount at a current rate equal to LIBOR plus 1.95%. Total interest charges incurred from inception through October 31, 2002, amounted to $10.4 million, of which $2.6 million was incurred in the nine months ended October 31, 2002. In addition, we also previously incurred structuring fees and commissions totaling $3.7 million. These interest charges and other fees are included in the cost of treasury stock.

Liquidity

        We believe we have sufficient capital resources to meet all of our obligations. These obligations include existing cash obligations, funding of capital commitments on projects under way, and any obligations that may arise pursuant to our equity forward agreements or our operating lease agreements (both discussed above). We also believe our capital resources are sufficient to provide for additional strategic purchases of our common stock or investments in new projects. This belief is based upon our historically strong and dependable operating cash flows and our borrowing ability under our revolving credit facility. We have also repeatedly demonstrated the ability to raise funds in the capital markets, as most recently evidenced by our issuance in December 2001 of $300 million of Senior Subordinated Notes due 2010. Our operating cash flows are exposed to the risk of a significant downturn in our business. However, we do not believe this poses a significant liquidity risk because of the historical magnitude and stability of our cash flows. Furthermore, as of October 31, 2002, we had $580 million of borrowing capacity available under our revolving bank facility (which expires in August 2006), $180 million of which we could utilize under the most restrictive of our loan covenants. Our ability to utilize the borrowing capacity under the revolving bank facility can fluctuate substantially under these covenants from quarter to quarter depending upon our operating cash flow. Our borrowing capacity is typically lower in our fourth quarter, when operating results are also lower compared to the other three quarters.

Critical Accounting Policies

        A summary of our significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended January 31, 2002. The condensed consolidated financial statements included in this report were prepared in conformity with accounting principles generally accepted in the United States. Certain accounting policies regarding the determination of bad debt reserves, estimated useful lives assigned to assets, asset impairment, insurance reserves, purchase price allocations made in connection with acquisitions and the calculation of income tax liabilities require us to apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The judgments are based on our historical experience, terms of existing contracts, observance of trends in the gaming industry and information available from other outside sources. There can be no assurance that actual results will not differ from these estimates. To provide an understanding of the methodology used, our significant accounting policies and basis of presentation are discussed where appropriate in the notes to the condensed consolidated financial statements.

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

        In June 2002, we entered into two new "reverse" interest rate swap agreements with a member of our bank group. Pursuant to these agreements, we received a fixed interest rate of 9.25% and paid a variable interest rate (based on LIBOR plus 4.31%) on $275 million notional amount, and received a fixed rate of 6.45% and paid a variable interest rate (based on LIBOR plus 1.63%) on $200 million notional amount. The $275 million swap was scheduled to terminate in December 2005 and the $200 million swap was scheduled to terminate in February 2006.

        In August 2002, we entered into two additional "reverse" interest rate swap agreements with members of our bank group. Pursuant to these agreements, we received a fixed interest rate of 10.25% and paid a variable interest rate (based on LIBOR plus 5.97%) on $250 million notional amount, and received a fixed rate of 10.25% and paid a variable interest rate (based on LIBOR plus 5.86%) on $250 million notional amount. Both of these swaps were scheduled to terminate in August 2007.

        In October 2002, we elected to terminate our four "reverse" swaps. We received $28.9 million, in cash, representing the fair market value of the swaps and recorded a corresponding debt premium which will be amortized to interest expense using an effective interest rate method over the original lives of the swaps stated in the agreements. The amortization will approximate $7.1 million in our fiscal year ending January 31, 2004.

        The above swap agreements met the criteria established by the FASB for hedge accounting.

        The following table provides information about our current financial instruments (interest rate swaps and debt obligations) that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted-average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted-average variable rates are based on implied forward rates in the yield curve. Implied forward rates should not be considered a predictor of actual future interest rates.

	Year ending January 31,
	Remaining 2003	2004	2005	2006	2007	Thereafter	Total
	(in millions)
Long-term debt (including current portion)
Fixed-rate	$0.0	$300.2	$0.3	$283.2	$209.6	$1,312.4	$2,105.7
Average interest rate	—	6.7%	6.6%	9.2%	6.5%	9.3%	8.6%
Variable-rate	$—	$20.0	$—	$—	$470.0	$—	$490.0
Average interest rate	—	1.6%	—	—	4.8%	—	4.7%
Interest rate swaps
Pay fixed	$150.0	$200.0	$—	$—	$—	$—	$350.0
Average payable rate	6.9%	6.4%	—	—	—	—	6.6%
Average receivable rate	1.4%	1.9%	—	—	—	—	1.7%

Item 4.    Controls and Procedures

Evaluation of our Disclosure Controls and Internal Controls.

        Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" ("Disclosure Controls"), and our "internal controls and procedures for financial reporting" ("Internal Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of management, including our Chief Executive Officer (the "CEO") and our Chief Financial Officer (the "CFO").

CEO and CFO Certifications.

        Appearing immediately following the "Signatures" section of this report there are separate certifications of the CEO and the CFO. The certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certification"). This item of this report contains information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications of the CEO and the CFO for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls.

        Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 ("Exchange Act"), such as this report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"). Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with accounting principles generally accepted in the United States.

Limitations on the Effectiveness of Controls.

        Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation.

        The evaluation by the CEO and the CFO of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the company and the effect of the controls on the information generated for use in this report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our future reports on Form 10-Q and Form 10-K. Our Internal Controls are also evaluated on an ongoing basis by our Internal Audit Department, by our Corporate Accounting Department and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems with improvements and corrections as conditions warrant.

        Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the company's Internal Controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in the company's Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to the Audit Committee of our Board of Directors and to our independent auditors and to report on related matters in this item of this report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions", which are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to address other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our on going procedures.

Conclusions Regarding the Effectiveness of Our Controls.

        Based upon the Controls Evaluation, the CEO and the CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to Mandalay Resort Group and its consolidated subsidiaries is made known to management, including the CEO and the CFO, by others within Mandalay Resort Group and its consolidated subsidiaries, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with accounting principles generally accepted in the United States.

Changes in Internal Controls.

        In accordance with the SEC's requirements, the CEO and the CFO note that, from the date of the Controls Evaluation to the date of this report, there have been no significant changes in our Internal Controls or in other factors that could significantly affect our Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 6.    Exhibits and Reports on Form 8-K.

        (a)  The following exhibits are filed as part of this report:

  10.1.
  Sixteenth Amendment, dated November 20, 2002, to the Registrant's Employees' Profit Sharing and Investment Plan. (Incorporated by reference to Exhibit 4(g) to Post Effective Amendment No. 12 to the Registrant's Registration Statement No. 33-18278 on Form S-8.)

  99.1.
  Certification of Michael S. Ensign Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2.
  Certification of Glenn Schaeffer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)  Reports on Form 8-K.

        During the period covered by this report, the Company filed one report on Form 8-K dated September 9, 2002. This Form 8-K reported information under Item 5 relating to the sworn statements filed with the Securities and Exchange Commission by the Company's CEO and CFO pursuant to the Commission's Order No. 4-460.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANDALAY RESORT GROUP (Registrant)
Date: December 12, 2002	By:	/s/ GLENN SCHAEFFER Glenn Schaeffer President, Chief Financial Officer and Treasurer

CERTIFICATIONS

        I, Michael S. Ensign, Chairman of the Board, Chief Executive Officer and Chief Operating Officer of Mandalay Resort Group, certify that:

          1.    I have reviewed this quarterly report on Form 10-Q of Mandalay Resort Group;

          2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 12, 2002	/s/ MICHAEL S. ENSIGN Michael S. Ensign Chairman of the Board, Chief Executive Officer and Chief Operating Officer of Mandalay Resort Group

        I, Glenn Schaeffer, President, Chief Financial Officer and Treasurer of Mandalay Resort Group, certify that:

          1.    I have reviewed this quarterly report on Form 10-Q of Mandalay Resort Group;

          2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a.    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b.    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c.    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a.    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b.    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 12, 2002	/s/ GLENN SCHAEFFER Glenn Schaeffer President, Chief Financial Officer and Treasurer of Mandalay Resort Group

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Sixteenth Amendment, dated November 20, 2002, to the Registrant's Employees' Profit Sharing and Investment Plan. (Incorporated by reference to Exhibit 4(g) to Post Effective Amendment No. 12 to the Registrant's Registration Statement No. 33-18278 on Form S-8.)
99.1.	Certification of Michael S. Ensign Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2.	Certification of Glenn Schaeffer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
MANDALAY RESORT GROUP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (All information for the three and nine months ended October 31, 2002 and 2001 is unaudited.)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
  Item 3. Quantitative and Qualitative Disclosures About Market Risks
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
CERTIFICATIONS
INDEX TO EXHIBITS