Form 10-K/A
period 2002-01-31
MANDALAY RESORT GROUP
filed 2003-03-31
CIK 725549

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
For the transition period from to

Commission File Number 1-8570

MANDALAY RESORT GROUP
(Exact name of Registrant as specified in its charter)

Nevada State or other jurisdiction of organization)	88-0121916 (I.R.S. Employer Identification incorporation or No.)
3950 Las Vegas Boulevard South, Las Vegas, Nevada (Address of principal executive offices)	89119 (Zip Code)
Registrant's telephone number, including area code: (702) 632-6700
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class on which Registered	Name of Each Exchange
Common Stock, $.01 2/3 Par Value	New York Stock Exchange and Pacific Exchange
Common Stock Purchase Rights	New York Stock Exchange and Pacific Exchange

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

        The number of shares of Registrant's Common Stock, $.01 2/3 par value, outstanding at April 22, 2002: 68,316,988.

DOCUMENTS INCORPORATED BY REFERENCE

        PART III—Portions of the Registrant's definitive proxy statement in connection with the annual meeting of stockholders to be held on June 20, 2002, are incorporated by reference into Items 10 through 13, inclusive.

        Item 8 is amended and restated as follows solely for the purpose of including the financial statements of Elgin Riverboat Resort-Riverboat Casino for the year ended December 31, 2002 and Victoria Partners for the year ended December 31, 2002 as required by Rule 3-09 of Regulation S-X. Through its wholly owned subsidiary, Nevada Landing Partnership, Mandalay Resort Group owns a 50% interest in Elgin Riverboat Resort—Riverboat Casino. Mandalay Resort Group owns 50% interest in Victoria Partners through its wholly owned subsidiary, Gold Strike, L.V. Item 14 is also amended and restated to include the consents of the independent auditors relating to the above-mentioned financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MANDALAY RESORT GROUP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

January 31, (in thousands, except share data)

	2002	2001
ASSETS
Current assets
Cash and cash equivalents	$105,905	$105,941
Accounts receivable, net of allowance	58,372	78,359
Income tax receivable	18,089	—
Inventories	30,555	31,180
Prepaid expenses	40,848	40,986
Deferred income tax	13,218	30,164

Total current assets	266,987	286,630

Property, equipment and leasehold interests, at cost, net	3,049,812	3,236,824

Other assets
Excess of purchase price over fair market value of net assets acquired, net	45,445	65,778
Investments in unconsolidated affiliates	554,086	560,987
Other investments	35,751	27,021
Deferred charges and other assets	84,953	71,026

Total other assets	720,235	724,812

Total assets	$4,037,034	$4,248,266

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$39,251	$42,262
Accounts and contracts payable
Trade	33,473	37,275
Construction	8,284	3,920
Accrued liabilities
Salaries, wages and vacations	52,680	51,866
Progressive jackpots	11,556	11,334
Advance room deposits	13,242	14,069
Interest	58,592	53,122
Other	92,163	82,827

Total current liabilities	309,241	296,675

Long-term debt, net of current portion	2,482,087	2,623,597

Other liabilities
Deferred income tax	199,478	235,763
Deferred gain	28,339	—
Other long-term liabilities	80,919	41,966

Total other liabilities	308,736	277,729

Total liabilities	3,100,064	3,198,001

Commitments and contingent liabilities

Minority interest	(3,639)	(18,675)

Stockholders' equity
Common stock $.01 2/3 par value Authorized—450,000,000 shares Issued—113,634,013 shares	1,894	1,894
Preferred stock $.01 par value Authorized—75,000,000 shares	—	—
Additional paid-in capital	572,992	572,207
Retained earnings	1,374,376	1,321,332
Accumulated other comprehensive loss	(21,902)	(6,804)
Treasury stock (45,278,193 and 37,357,777 shares), at cost	(986,751)	(819,689)

Total stockholders' equity	940,609	1,068,940

Total liabilities and stockholders' equity	$4,037,034	$4,248,266

The accompanying notes are an integral part of these consolidated financial statements.

MANDALAY RESORT GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Year ended January 31, (in thousands, except share data)

	2002	2001	2000
Revenues
Casino	$1,201,707	$1,221,595	$925,499
Rooms	581,551	611,352	534,132
Food and beverage	410,276	418,081	346,647
Other	332,253	299,753	251,509
Earnings of unconsolidated affiliates	113,287	114,645	98,627

	2,639,074	2,665,426	2,156,414
Less-complimentary allowances	(177,275)	(169,642)	(131,509)

	2,461,799	2,495,784	2,024,905

Costs and expenses
Casino	669,719	670,243	494,054
Rooms	197,300	203,352	189,419
Food and beverage	283,864	299,726	276,261
Other	219,358	200,236	170,654
General and administrative	417,149	409,603	339,455
Corporate general and administrative	20,981	21,153	22,464
Depreciation and amortization	216,001	217,984	178,301
Operating lease rent	32,185	40,121	25,994
Preopening expenses	2,155	1,832	49,134
Impairment loss	52,027	—	—
Abandonment loss	—	—	5,433

	2,110,739	2,064,250	1,751,169

Income from operations	351,060	431,534	273,736

Other income (expense)
Interest, dividends and other income	(1,163)	8,339	2,369
Guarantee fees from unconsolidated affiliate	2,264	2,498	2,775
Interest expense	(221,352)	(219,940)	(164,387)
Interest expense from unconsolidated affiliates	(8,451)	(11,293)	(11,085)

	(228,702)	(220,396)	(170,328)

Minority interest	(29,352)	(16,746)	(292)

Income before provision for income taxes	93,006	194,392	103,116
Provision for income taxes	39,962	74,692	38,959

Income before cumulative effect of change in accounting principle	53,044	119,700	64,157
Cumulative effect of change in accounting for preopening expenses, net of tax benefit of $11,843	—	—	(21,994)

Net income	$53,044	$119,700	$42,163

Basic earnings per share:
Income before cumulative effect of change in accounting principle	$.73	$1.53	$.71
Cumulative effect of change in accounting principle	—	—	(.24)

Net income	$.73	$1.53	$.47

Diluted earnings per share:
Income before cumulative effect of change in accounting principle	$.71	$1.50	$.70
Cumulative effect of change in accounting principle	—	—	(.24)

Net income	$.71	$1.50	$.46

Average shares outstanding (basic)	72,798,916	78,334,735	90,607,487

Average shares outstanding (diluted)	74,459,831	79,700,614	91,896,224

The accompanying notes are an integral part of these consolidated financial statements.

MANDALAY RESORT GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended January 31,

	2002	2001	2000
Increase (decrease) in cash and cash equivalents (in thousands)
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

Increase (decrease) in cash and cash equivalents (in thousands)
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

MANDALAY RESORT GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock Issued
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
	(in thousands)
Balance, January 31, 1999	113,623	$1,894	$558,935	$1,159,469	$—	$(562,670)	$1,157,628
Net income	—	—	—	42,163	—	—	42,163
Exercise of stock options	11	—	6,990	—	—	10,626	17,616
Treasury stock acquired (1,672 shares), at cost	—	—	—	—	—	(29,627)	(29,627)

Balance, January 31, 2000	113,634	1,894	565,925	1,201,632	—	(581,671)	1,187,780
Net income	—	—	—	119,700	—	—	119,700
Minimum pension liability adjustment	—	—	—	—	(6,804)	—	(6,804)

Total comprehensive income							112,896
Exercise of stock options	—	—	6,282	—	—	11,515	17,797
Treasury stock acquired (14,534 shares), at cost	—	—	—	—	—	(247,128)	(247,128)
Interest under equity forward agreements	—	—	—	—	—	(2,405)	(2,405)

Balance, January 31, 2001	113,634	1,894	572,207	1,321,332	(6,804)	(819,689)	1,068,940
Net income	—	—	—	53,044	—	—	53,044
Minimum pension liability adjustment	—	—	—	—	1,005	—	1,005
Interest rate swap market adjustment	—	—	—	—	(16,103)	—	(16,103)

Total comprehensive income							37,946
Exercise of stock options	—	—	689	—	—	4,365	5,054
Treasury stock acquired (5,186 shares), at cost	—	—	—	—	—	(125,910)	(125,910)
Interim settlements and interest under equity forward agreements	—	—	—	—	—	(45,517)	(45,517)
Other	—	—	96	—	—	—	96

Balance, January 31, 2002	113,634	$1,894	$572,992	$1,374,376	$(21,902)	$(986,751)	$940,609

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

        When the Gold Strike acquisition was consummated, the Company recorded the entire excess of the purchase price over the fair market value of net assets acquired as goodwill. However, the majority of the excess related to the value of the investments in Grand Victoria and Monte Carlo. Since the amount was not assigned to the specific assets (e.g., property and equipment) of the joint ventures, it was properly treated as goodwill. With the pending adoption of a new accounting standard for goodwill (see below), goodwill related to investments in unconsolidated affiliates should be reviewed differently for impairment than other goodwill. Therefore, unamortized goodwill of $309.2 million at January 31, 2002 was reclassified to investment in unconsolidated affiliates. This reclassification had no impact on the Company's reported net income.

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

Note 8. Long-term Debt

        Long-term debt consisted of the following:

	January 31,
	2002	2001
	(in thousands)
Amounts due under bank credit agreements at floating interest rates, weighted average of 3.6% and 6.9%	$380,000	$760,000
Amounts due under majority-owned joint venture revolving credit facility at floating interest rates, weighted average of 3.3% and 7.1%	64,000	127,000
6 3/4% Senior Subordinated Notes due 2003 (net of unamortized discount of $23 and $39)	149,977	149,961
9 1/4% Senior Subordinated Notes due 2005	275,000	275,000
6.45% Senior Notes due 2006 (net of unamortized discount of $176 and $220)	199,824	199,780
10 1/4% Senior Subordinated Notes due 2007 500,000	500,000	500,000
9 1/2% Senior Notes due 2008	200,000	200,000
9 3/8% Senior Subordinated Notes due 2010 (net of unamortized discount of $2,142)	297,858	—
7 5/8% Senior Subordinated Debentures due 2013	150,000	150,000
7.0% Debentures due 2036 (net of unamortized discount of $92 and $106)	149,908	149,894
6.70% Debentures due 2096 (net of unamortized discount of $88 and $135)	149,912	149,865
Other notes	4,859	4,359

	2,521,338	2,665,859
Less—current portion	(39,251)	(42,262)

	$2,482,087	$2,623,597

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

Summary of Operating Lease Agreements (in thousands)

					Total
Date of agreement	10/30/98	12/21/01	12/28/01	12/28/01
Initial value of leased equipment	$200,000	$112,500	$12,500	$5,500	$330,500
Purchase option at January 31, 2002(1)	$139,600	$112,500	$12,500	$5,500	$270,100
Current termination date	6/30/03	12/21/04	12/28/04	12/28/04
Purchase option at current termination(1)	$118,200	$56,300	$8,400	$3,700	$186,600
Maximum extended termination date(2)	6/30/03	12/21/05	12/28/06	12/28/06
Purchase option at maximum termination(1)	$118,200	$45,000	$6,200	$2,800	$172,200
Frequency of rent payments	Quarterly	Quarterly	Monthly	Monthly
Estimated rent expense fiscal 2003(3)	$23,000	$24,500	$2,500	$1,000	$51,000

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

(in thousands)
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

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Year Ended January 31, 2002

(in thousands, except per share amounts)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revenue	$669,081	$644,194	$609,365	$539,159	$2,461,799
Income from operations	138,104	111,540	100,349	1,067	351,060
Income before income tax	75,095	48,508	36,377	(66,974)	93,006
Net income	47,362	30,527	23,311	(48,156)	53,044
Basic earnings per share	$.62	$.41	$.33	$(.68)	$0.73
Diluted earnings per share	$.61	$.40	$.32	$(.66)	$0.71

Year Ended January 31, 2001

(in thousands, except per share amounts)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revenue	$633,667	$639,459	$630,813	$591,845	$2,495,784
Income from operations	130,915	119,950	114,081	66,588	431,534
Income (loss) before income tax	78,245	60,801	47,231	8,115	194,392
Net income (loss)	48,858	38,052	29,371	3,419	119,700
Basic earnings (loss) per share	$.58	$.49	$.39	$.04	$1.53
Diluted earnings (loss) per share	$.58	$.48	$.38	$.04	$1.50

Elgin Riverboat Resort—Riverboat Casino

Balance Sheets

December 31, 2002 and 2001

	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$62,170,699	$63,624,380
Accounts receivable, net of allowance for doubtful accounts of $91,500 and $250,000, respectively	666,543	801,350
Inventories	570,551	419,027
Prepaid expenses	1,671,977	1,343,425

Total current assets	65,079,770	66,188,182
Property and equipment, net	69,513,062	71,508,881
Other assets	68,900	56,400

Total assets	$134,661,732	$137,753,463

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Accounts payable	$805,661	$406,868
Accrued liabilities	47,515,769	52,189,471

Total current liabilities	48,321,430	52,596,339

Total liabilities	48,321,430	52,596,339
Commitments and contingencies
Partners' equity	86,340,302	85,157,124

Total liabilities and partners' equity	$134,661,732	$137,753,463

The accompanying notes are an integral part of these financial statements.

Elgin Riverboat Resort—Riverboat Casino

Statements of Operations

For Each of the Three Years Ended December 31, 2002

	2002	2001	2000
Revenues:
Casino	$392,973,373	$399,574,280	$370,299,913
Food and beverage	28,093,250	29,542,892	27,397,113
Admissions and other	12,052,427	11,375,386	10,807,332

	433,119,050	440,492,558	408,504,358
Less: promotional allowances	(30,250,504)	(30,244,503)	(27,402,778)

	402,868,546	410,248,055	381,101,580

Operating expenses:
Casino	228,234,291	202,885,894	188,533,577
Food and beverage	6,513,115	6,823,873	6,821,673
General and administrative	44,947,987	50,563,689	48,258,404
Depreciation and amortization	8,422,486	8,671,916	7,686,148
Other operating expenses	12,684,712	15,155,268	13,934,750

	300,802,591	284,100,640	265,234,552

Operating income	102,065,955	126,147,415	115,867,028

Other income (expense):
Interest income	617,223	1,446,685	1,767,562
(Loss) gain on asset disposal	—	—	(40,306)

	617,223	1,446,685	1,727,256

Net income	$102,683,178	$127,594,100	$117,594,284

The accompanying notes are an integral part of these financial statements.

Elgin Riverboat Resort—Riverboat Casino

Statements of Partners' Equity

For Each of the Three Years Ended December 31, 2002

	Nevada Landing Partnership	RBG, L.P.	Total
Balance, January 1, 2000	41,734,370	41,734,370	83,468,740
Net income	58,797,142	58,797,142	117,594,284
Distributions to partners	(61,750,000)	(61,750,000)	(123,500,000)

Balance, December 31, 2000	38,781,512	38,781,512	77,563,024
Net income	63,797,050	63,797,050	127,594,100
Distributions to partners	(60,000,000)	(60,000,000)	(120,000,000)

Balance, December 31, 2001	42,578,562	42,578,562	85,157,124
Net income	51,341,589	51,341,589	102,683,178
Distributions to partners	(50,750,000)	(50,750,000)	(101,500,000)

Balance, December 31, 2002	$43,170,151	$43,170,151	$86,340,302

The accompanying notes are an integral part of these financial statements.

Elgin Riverboat Resort—Riverboat Casino

Statements of Cash Flows

For Each of the Three Years Ended December 31, 2002

	2002	2001	2000
Cash flows from operating activities:
Net income	$102,683,178	$127,594,100	$117,594,284
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,422,486	8,671,916	7,686,148
Net loss (gain) from sale of asset	—	—	40,306
Changes in assets and liabilities:
Accounts receivable	134,807	(457,634)	346,353
Inventories	(151,524)	53,143	(51,584)
Prepaid expenses	(328,552)	(196,756)	(58,841)
Other assets	(12,500)	—	(1,000)
Accounts payable	398,793	13,740	447
Accrued liabilities	(4,673,702)	4,020,104	9,554,003

Net cash provided by operating activities	106,472,986	139,698,613	135,110,116

Cash flows from investing activities:
Capital expenditures	(6,426,667)	(7,608,733)	(3,760,160)

Net cash used in investing activities	(6,426,667)	(7,608,733)	(3,760,160)

Cash flows from financing activities:
Distributions to partners	(101,500,000)	(120,000,000)	$(123,500,000)

Net cash used in financing activities	(101,500,000)	(120,000,000)	(123,500,000)

Net (decrease) increase in cash and cash equivalents	(1,453,681)	12,089,880	7,849,956
Cash and cash equivalents, beginning of year	63,624,380	51,534,500	43,684,544

Cash and cash equivalents, end of year	$62,170,699	$63,624,380	$51,534,500

The accompanying notes are an integral part of these financial statements.

Elgin Riverboat Resort—Riverboat Casino

Notes to Financial Statements

1. Business

        Elgin Riverboat Resort—Riverboat Casino ("Joint Venture"), doing business as the Grand Victoria Casino, was formed in December 1992, as a partnership, under a Joint Venture Agreement between Nevada Landing Partnership and RBG, L.P., in which each partner owns a fifty percent interest.

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

Promotional Allowances

        The retail value of admissions, food and beverage, and other complimentary items furnished to customers without charge is included in gross revenue and then deducted as promotional allowances. The estimated costs of providing such promotional allowances have been included in casino expenses as follows:

	2002	2001	2000
Admissions and other	$9,639,112	$9,164,805	$8,858,483
Food and beverage	16,677,766	16,666,842	14,454,073

	$26,316,878	$25,831,647	$23,312,556

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

Advertising Expense

        Advertising expenses are expensed as incurred. Advertising expense for the years ended December 31, 2002, 2001 and 2000 were $3,334,814, $5,682,903 and $4,898,159, respectively.

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

Reserve for Slot Club Redemption

        The Company's player club allows customers to earn "points" based on the volume of their gaming activity. These points are redeemable for certain complimentary services and/or cash rebates. The Joint Venture has accrued for the total liability of all points earned, but not redeemed by slot club members, less inactive players. Expenses incurred from actual point redemptions and the change in reserve for slot club redemption is presented as a reduction in casino revenues on the statements of operations.

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

Long-Lived Assets

        Long-lived assets are comprised of property and equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

3. Property and Equipment

        A summary of property and equipment at December 31, 2002 and 2001 is as follows:

	2002	2001
Buildings	$29,170,069	$29,170,069
Riverboat	52,699,655	52,699,655
Leasehold improvements	5,517,891	5,517,891
Furniture, fixtures and equipment, gaming and computer equipment	50,909,708	43,653,199
Construction in progress	144,193	974,035

Total property and equipment	138,441,516	132,014,849
Less: accumulated depreciation and amortization	68,928,454	60,505,968

Property and equipment, net	$69,513,062	$71,508,881

4. Accrued Liabilities

        A summary of accrued liabilities at December 31, 2002 and 2001 is as follows:

	2002	2001
Accrued commitment to Grand Victoria Foundation and County of Kane	$25,962,289	$32,119,418
Reserve for progressive jackpots	6,132,865	5,878,817
Accrued payroll, vacation and related taxes	3,887,394	3,608,424
Accrued fines and expenses payable to Illinois Gaming Board	3,200,000	1,500,000
Reserve for slot club redemptions	2,435,091	2,851,491
Accrued ground lease	883,711	1,275,108
Unredeemed chip/token liability	827,000	866,161
Accrued gaming, sales and state withholding taxes	779,062	680,689
Accrued property taxes	776,580	752,000
Accrued liability insurance	559,411	533,747
Accrued audit and legal	462,700	359,000
Accrued employees' tips	396,430	364,371
Unclaimed property liability	351,410	269,602
Other	278,849	50,485
Accrued employee expenses payable to
Mandalay Resort Group	229,762	405,158
Accrued promotions and advertising	228,215	550,000
Kane County Forest Preserve trust agreement	125,000	125,000

Total accrued liabilities	$47,515,769	$52,189,471

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

        The future minimum lease commitments under the ground lease as of December 31, 2002 are as follows:

2003	$107,195
2004	81,938

        Rent expense for the years ended December 31, 2002, 2001, and 2000 were $4,239,215, $5,207,797 and $4,822,905, respectively.

7. Commitments

        Pursuant to an agreement with the City of Elgin, the Joint Venture has guaranteed that the City shall receive at least $500,000 annually resulting from a combination of lease payments and admission taxes. For each of the three years ended December 31, 2002, 2001, and 2000, the Joint Venture has paid amounts in excess of the guarantee.

        Pursuant to the Fox River Trust Agreement, entered into on July 20, 1993, the Joint Venture has agreed to make certain payments to a trust fund for the benefit of the Fox River. Annual contributions of $500,000 commenced on October 6, 1995, the initial anniversary date of the issuance of the IGB license, and will continue for twelve successive years.

        The Joint Venture has agreed to contribute to both the County of Kane and a foundation that has been established for the benefit of educational, environmental and economic development programs in the region. The total commitment is equal to 20% of adjusted net operating income ("ANOI"), as defined. This commitment must be paid within 120 days of the end of the fiscal year for which it has been calculated. Donation expense for the years ended December 31, 2002, 2001, and 2000 were $25,962,289, $32,119,418 and $30,660,173, respectively.

8. Related Party Transactions

        Employment expenses, including salaries, benefits and incentives, for certain key Joint Venture employees, are paid by one of the Joint Venture Partners and then reimbursed by the Joint Venture.

9. Profit Sharing Plan

        The Joint Venture contributes to a defined contribution plan which provides for contributions in accordance with the plan document. The plan covers substantially all employees. The Joint Venture contributes a set dollar amount to all eligible employees as well as a matching contribution of 25% of employee contributions limited to specified dollar amount as stated in the plan document. Contribution expense for the years ended December 31, 2002, 2001 and 2000 were $704,673, $613,944 and $475,943, respectively.

10. Subsequent Event

        On January 21, 2003, the Joint Venture and the IGB settled a complaint for alleged violations of the Illinois Riverboat Gambling Act and the IGB's Adopted Rules after the Joint Venture agreed to pay a fine of $3,200,000. This amount has been included in accrued liabilities at December 31, 2002.

Report of Independent Accountants

To the Partners of the Elgin Riverboat Resort—Riverboat Casino

        In our opinion, the accompanying balance sheets and the related statements of operations, partners' equity and cash flows present fairly, in all material respects, the financial position of Elgin Riverboat Resort—Riverboat Casino ("Joint Venture") at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Joint Venture's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
January 21, 2003

VICTORIA PARTNERS
(dba Monte Carlo Resort & Casino)

BALANCE SHEETS
DECEMBER 31, 2002 AND 2001

	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,106,522	$14,180,059
Accounts receivable—net of allowance for doubtful accounts of $3,351,921 and $2,244,401, respectively	7,684,742	9,497,964
Inventories	3,323,940	3,472,205
Prepaid expenses	3,969,820	1,750,940

Total current assets	30,085,024	28,901,168
PROPERTY AND EQUIPMENT—Net	290,734,380	298,021,708
OTHER ASSETS—Net	2,628,050	4,011,070

TOTAL ASSETS	$323,447,454	$330,933,946

LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES:
Revolving credit facility	$—	$87,000,000
Accounts payable	2,848,802	3,044,348
Accrued liabilities:
Jackpots and prizes	3,992,910	3,315,085
Salaries, wages and benefits	7,602,725	8,254,093
Gaming and other taxes	1,968,689	1,735,792
Advance room deposits	2,839,334	1,199,034
Other	2,117,280	2,286,403

Total current liabilities	21,369,740	106,834,755
COMMITMENTS AND CONTINGENCIES
PARTNERS' EQUITY	302,077,714	224,099,191

TOTAL LIABILITIES AND PARTNER'S EQUITY	$323,447,454	$330,933,946

The accompanying notes are an integral part of these financial statements.

VICTORIA PARTNERS
(dba Monte Carlo Resort & Casino)

STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
OPERATING REVENUES:
Casino	$97,387,402	$101,720,130	$107,492,821
Rooms	97,590,237	99,792,667	109,066,568
Food and beverage	41,197,776	40,132,646	42,151,622
Other	28,937,874	30,881,760	34,529,276

	265,113,289	272,527,203	293,240,287
Less promotional allowances	(14,796,312)	(15,940,986)	(16,681,983)

Net operating revenues	250,316,977	256,586,217	276,558,304

OPERATING EXPENSES:
Casino	53,850,831	56,145,225	56,909,623
Rooms	30,586,314	30,222,733	30,787,811
Food and beverage	29,752,220	29,706,136	32,154,499
Other operating expenses	16,256,836	17,454,511	19,728,833
General and administrative	40,800,689	39,534,090	38,404,734
Depreciation and amortization	13,020,719	16,674,921	20,016,434

Total operating expenses	184,267,609	189,737,616	198,001,934

OPERATING INCOME	66,049,368	66,848,601	78,556,370

OTHER INCOME (EXPENSE):
Interest and other income	141,719	410,371	635,860
Interest expense	(1,212,564)	(4,684,293)	(6,844,456)

OTHER EXPENSE—Net	(1,070,845)	(4,273,922)	(6,208,596)

NET INCOME	$64,978,523	$62,574,679	$72,347,774

The accompanying notes are an integral part of these financial statements.

VICTORIA PARTNERS
(dba Monte Carlo Resort & Casino)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	Gold Strike L.V.	MRGS Corp.	Total
BALANCE, DECEMBER 31, 1999	$130,827,909	$114,348,829	$245,176,738
Net income	36,173,887	36,173,887	72,347,774
Distributions to partners	(42,000,000)	(42,000,000)	(84,000,000)

BALANCE, DECEMBER 31, 2000	125,001,796	108,522,716	233,524,512
Net income	31,287,340	31,287,339	62,574,679
Distributions to partners	(36,000,000)	(36,000,000)	(72,000,000)

BALANCE, DECEMBER 31, 2001	120,289,136	103,810,055	224,099,191
Net income	32,489,262	32,489,261	64,978,523
Partners' contributions	43,500,000	43,500,000	87,000,000
Distributions to partners	(37,000,000)	(37,000,000)	(74,000,000)

BALANCE, DECEMBER 31, 2002	$159,278,398	$142,799,316	$302,077,714

The accompanying notes are an integral part of these financial statements.

VICTORIA PARTNERS
(dba Monte Carlo Resort & Casino)

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$64,978,523	$62,574,679	$72,347,774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,020,719	16,674,921	20,016,434
(Gain) loss on disposal of fixed assets	(15,959)	(16,874)	8,915
Increase (decrease) in allowance for doubtful accounts	1,107,520	633,574	(375,028)
Changes in assets and liabilities:
Accounts receivable	705,702	2,882,220	(4,123,136)
Prepaid expenses	(2,218,880)	750,060	102,922
Inventories	148,265	(143,695)	(168,696)
Other assets	1,345,518	(183,800)	166,412
Accounts payable	(195,546)	(1,448,987)	1,895,701
Interest payable	(200,628)	(379,801)	124,934
Accrued liabilities:
Jackpots and prizes	677,825	(1,155,107)	152,258
Salaries, wages and benefits	(651,368)	583,465	844,629
Gaming and other taxes	232,897	(460,707)	445,933
Advance room deposits	1,640,300	(767,187)	521,182
Other	31,505	(684,719)	1,016,851

Net cash provided by operating activities	80,606,393	78,858,042	92,977,085

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,745,035)	(7,365,990)	(7,333,505)
Proceeds from sale of fixed assets	65,105	110,732	131,511

Net cash used in investing activities	(5,679,930)	(7,255,258)	(7,201,994)
CASH FLOWS FROM FINANCING ACTIVITIES:
Partners' contributions	87,000,000	—	—
Distributions to partners	(74,000,000)	(72,000,000)	(84,000,000)
Payments on revolving credit facility	(87,000,000)	—	—

Net cash used in financing activities	(74,000,000)	(72,000,000)	(84,000,000)

VICTORIA PARTNERS
(dba Monte Carlo Resort & Casino)

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$926,463	$(397,216)	$1,775,091
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	14,180,059	14,577,275	12,802,184

CASH AND CASH EQUIVALENTS, END OF YEAR	$15,106,522	$14,180,059	$14,577,275

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—Cash paid during year for interest	$1,413,192	$4,827,952	$6,209,233

The accompanying notes are an integral part of these financial statements.

Victoria Partners

(dba Monte Carlo Resort & Casino)

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

1. Organization and Operations

        Gold Strike L.V., a subsidiary of Mandalay Resort Group ("MRG"), and MRGS Corp. (a subsidiary of Mirage Resorts, Incorporated) formed a partnership, Victoria Partners (the "Partnership"), under a joint venture agreement. The purpose of the joint venture was to acquire certain unimproved property for the development and operation of a hotel-casino. The Partnership is doing business under the name Monte Carlo Resort & Casino. The joint venture agreement was signed on December 9, 1994 and provides for an even split of net income or losses from the Partnership, with MRG as managing partner. The casino opened for business on June 21, 1996.

        During 1996, Gold Strike L.V. and MRGS Corp. made additional cash capital contributions to the Partnership of $37,000,000 and $21,500,000, respectively. Gold Strike L.V. also paid for certain fixed assets on behalf of the Partnership of $13,600,000.

        In 1997, Gold Strike L.V. made an additional capital contribution of $2,100,000 to fund completion of the project.

        In 2002, Gold Strike L.V. and MRGS Corp. made cash capital contributions of $43,500,000 each in order to retire the reducing revolving loan facility (see Note 5).

2. Summary of Significant Accounting Policies

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Cash and Cash Equivalents—Cash and cash equivalents include all cash balances and highly liquid investments with maturities three months or less at the date of purchase.

        Allowance for Doubtful Accounts—The Partnership reserves an estimated amount for receivables that may not be collected. Methodologies for estimating bad debt reserves range from specific reserves to various percentages applied to aged receivables. Historical collection rates and customer relationships are considered in determining specific reserves. Bad debt expense was $2,375,718, $1,934,365 and $954,151 for the years ended December 31, 2002, 2001 and 2000. Write-offs, net of recoveries, were $1,268,198, $1,300,791 and $1,329,179 for the years ended December 31, 2002, 2001 and 2000, respectively.

        Inventories—Inventories are stated at the lower of cost, using a first-in, first-out basis, or market value.

        Property and Equipment—Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of the asset. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred.

        Long-Lived Assets—In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Partnership evaluates the potential impairment of long-lived assets when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If it is determined that the carrying value of long-lived assets may not be recoverable based upon the relevant facts and circumstances, the Partnership estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, the Partnership will recognize an impairment loss for the difference between the carrying value of the asset and its fair value.

        Other Assets—Other assets consist of county license deposits, Internet domain name rights, china, glass, silverware, linen and uniforms.

        Income Taxes—Income taxes are not recorded by the Partnership since any income or loss is allocated to the partners and included in their respective income tax returns. Accordingly, no provision for income taxes has been made and the Partnership has no liability for income taxes.

        Deferred Finance Charges—Fees paid by the Partnership in obtaining its long-term debt facility were included in other assets and were fully amortized as of December 31, 2001. These charges were amortized over the period of the loan. Amortization relating to these charges of $236,142 and $510,288 was included in interest expense in the years ended December 31, 2001 and 2000, respectively.

        Jackpots and Prizes—The Partnership accrues for all progressive slot machine jackpots and other fixed jackpots in excess of $25,000. Fixed jackpot accruals are recorded as a reduction of gaming revenues ratably over the period of play expected to precede payout. Any portion of a jackpot not already accrued is charged to revenue at the time of payout.

        Revenue Recognition—Casino revenues are the net difference between the sums received as winnings and the sums paid as losses. Incentives, such as discounts to induce casino play, are deducted from gross revenues. Hotel, food and beverage, and other revenues are generally recognized as services are provided to customers.

        Complimentary Allowances—Revenues include the retail value of rooms, food and beverage furnished gratuitously to customers. Such amounts are then deducted as complimentary allowances.

        The estimated costs of providing such complimentary allowances, as they relate to the casino department, are included in casino expenses as follows for the years ended January 31:

	2002	2001	2000
Rooms	$1,798,576	$1,983,934	$2,079,504
Food and beverage	4,139,629	4,398,029	4,998,652
Other	794,950	964,108	846,560

	$6,733,155	$7,346,071	$7,924,716

        Player Club Points—The Partnership's casino player club allows customers to earn "points" based on the volume of their gaming activity. These points are redeemable for certain complimentary services and/or cash rebates. In February 2001, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus in EITF Issue No. 00-22, Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future. EITF Issue No. 00-22 requires that the redemption of points for cash be recognized as a reduction of revenue. The Partnership has complied with the requirements of EITF Issue No. 00-22 in the accompanying statements of income.

        Advertising—Advertising costs are expensed as incurred and amounted to $4,030,752, $3,454,222 and $4,281,868 for the years ended December 31, 2002, 2001 and 2000 respectively.

        Recently Issued Accounting Pronouncements—In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 established a single accounting model for the impairment or disposal of long-lived assets and new standards for reporting discontinued operations. SFAS No. 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, and Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The Partnership adopted SFAS No. 144 during the 2002 fiscal year and the adoption did not have a material impact on the 2002 financial statements.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan, as previously required under EITF Issue No. 94-3. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Partnership does not believe the adoption of this standard will have a material impact on its financial position or results of operations.

        In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. Additionally, a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial liability recognition and measurement provisions of FIN 45 apply prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Partnership has determined that FIN 45 will not have a material impact on its financial position or results of operations.

        In January 2003, the FASB issued FASB Interpretation FIN 46, Consolidation of Variable Interest Entities, which addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as "special purpose entities." Companies are required to apply the provisions of FIN 46 prospectively for all variable interest entities created after January 31, 2003. FIN 46 is expected to have no impact on the Partnership's results of operations or financial position.

3. Related Party Transactions

        The Partnership is engaged in a joint venture agreement with an entertainer. Under this agreement, the Partnership constructed a showroom for the performance of the entertainer's act and advanced the entertainer money, in the form of two notes, for the purpose of additional necessary equipment. In 1996, Gold Strike L.V. paid off the balance of the two notes. The entertainer then owed the balance of the notes to Gold Strike L.V. The Partnership collected payments on the notes from the entertainer's share of the proceeds of the act and remitted such payments on the entertainer's behalf to Gold Strike L.V. During 1999, the balance of one of the notes was retired. During 2002, the balance of the second note was retired. At December 31, 2001, the balance of the second note was $116,493.

        MRG provides management information system services to the Partnership and directly charges or allocates a portion of its costs to the Partnership. For the years ended December 31, 2002, 2001 and 2000, $991,704, $991,704 and $941,788, respectively, were allocated to the Partnership and included in general and administrative expenses. Additionally, certain management employees of MRG are assigned on a permanent basis to the Partnership. The cost of these employees' salaries paid by MRG is reimbursed by the Partnership.

        During 2002, the Partnership sold fully depreciated miscellaneous pieces of equipment to entities controlled by MRG for $6,356. During 2001, the Partnership sold fully depreciated slot machines and other gaming equipment to an entity controlled by principal officers of MRG for $22,670, and the Partnership sold computer equipment to an MRG subsidiary with a net book value of $2,223 for $2,300; however, there were no such transactions during 2000.

4. Property and Equipment

        Property and equipment consist of the following at December 31:

	2002	2001	Estimated Useful Life (Years)
Land	$54,979,644	$54,979,644
Buildings	263,586,452	263,448,522	30-45
Leasehold improvements	6,100,923	6,100,923	2.5
Furniture, fixtures and equipment	81,712,258	79,949,747	3-15
Construction in progress	513,706	356,520

	406,892,983	404,835,356
Less accumulated depreciation and amortization	(116,158,603)	(106,813,648)

Property and equipment—net	$290,734,380	$298,021,708

        Included in leasehold improvements is the 1996 purchase of the interest in the lease between Fri-Admin ("Carrows") and La Quinta Development Partners ("La Quinta") for approximately $6 million. The Partnership subleased the property to Carrows, the former lessee. During 1997, New York-New York Hotel & Casino, LLC ("New York-New York") purchased La Quinta and thereby became the lessor of the property. Under the agreement, the Partnership now pays all obligations to New York-New York and is paid a similar amount by Carrows. The lease specifies a term of 10 years through November 2008 at an annual base rent of $73,142 and provides for certain additional rents based upon annual revenues. The lease also provides for an additional five-year renewal option, increasing the annual base rent to $75,000 through November 2013.

5. REVOLVING CREDIT FACILITY

        The Partnership had a revolving loan facility with a total commitment of $200,000,000 and a maturity date of April 2, 2002. The interest rate fluctuated based on the Partnership's performance. At December 31, 2001, interest was payable at the London Interbank Offering Rate ("LIBOR") of 1.9375% plus a margin of .625%. The weighted-average interest rate as of December 31, 2001 was 2.75%. At December 31, 2001, the entire balance was classified as current. In 2002, the Partnership requested an extension of the maturity date to July 5, 2002, at which time the outstanding commitment was retired with funds contributed equally by each partner.

6. Commitments and Contingencies

        Litigation—The Partnership is party to various litigation arising in the normal course of business. Management is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the financial position or the results of operations of the Partnership.

        Operating Leases—The Partnership leases certain equipment under operating leases. Future minimum payments under noncancelable operating leases with initial terms of one year or more consist of the following at December 31, 2002:

2003	$206,102
2004	206,102
2005	206,102
2006	14,500

$632,806

        Total rental expense under operating leases for the years ended December 31, 2002, 2001 and 2000 was $946,610, $658,857 and $818,878, respectively.

INDEPENDENT AUDITORS' REPORT

Partners
Victoria Partners dba Monte Carlo Resort & Casino

        We have audited the accompanying balance sheet of Victoria Partners dba Monte Carlo Resort & Casino (a Nevada Partnership, the "Partnership") as of December 31, 2002 and the related statements of income, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Partnership as of December 31, 2001 and for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 26, 2002.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the 2002 financial statements present fairly, in all material respects, the financial position of Victoria Partners dba Monte Carlo Resort & Casino as of December 31, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
February 28, 2003

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)
  (1) Consolidated Financial Statements:

MANDALAY RESORT GROUP AND SUBSIDIARIES

Page
Consolidated Balance Sheets as of January 31, 2002 and 2001	3*
Consolidated Statements of Income for the three years ended January 31, 2002	4*
Consolidated Statements of Cash Flows for the three years ended January 31, 2002	5*
Consolidated Statements of Stockholders' Equity for the three years ended January 31, 2002	6*
Notes to Consolidated Financial Statements	7-31*
Report of Independent Public Accountants	32*
  (a)
  (2) Supplemental Financial Statement Schedules: None.

ELGIN RIVERBOAT RESORT—RIVERBOAT CASINO

Balance Sheets as of December 31, 2002 and 2001	35*
Statements of Operations for the three years ended December 31, 2002	36*
Statements of Partners' Equity for each of the three years ended December 31, 2002	37*
Statements of Cash Flows for each of the three years ended December 31, 2002	38*
Notes to Financial Statements	39-42*
Report of Independent Accountants	43*

VICTORIA PARTNERS (dba Monte Carlo Resort & Casino)

Balance Sheets as of December 31, 2002 and 2001	44*
Statements of Income for the three years ended December 31, 2002	45*
Statements of Changes in Partners' Equity for each of the three years ended December 31, 2002	46*
Statements of Cash Flows for each of the three years ended December 31, 2002	47-48*
Notes to Financial Statements	49-53*
Report of Independent Auditors	54*

*
Refers to page in this amendment.

(a)
(3) Exhibits:

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
3.2.	Restated Bylaws of the Registrant dated April 30, 1999. (Incorporated by reference to Exhibit 3(ii) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1999.)
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
4.33.
Indenture dated as of July 24, 2000 by and between the Registrant and The Bank of New York with respect to $500 million aggregate principal amount of 10 1/4% Senior Subordinated Notes due 2007. (Incorporated by reference to Exhibit 4.1 to the Registrant's Form S-4 Registration Statement No. 333- 44216.)
4.34.
Indenture dated as of August 16, 2000 by and between the Registrant and The Bank of New York, with respect to $200 million aggregate principal amount of 9 1/2% Senior Notes due 2008. (Incorporated by reference to Exhibit 4.1 to the Registrant's Form S-4 Registration Statement No. 333-44838.)

4.35.
Indenture dated as of December 20, 2001 by and among the Registrant and The Bank of New York, with respect to $300 million aggregate principal amount of 9 3/8% Senior Subordinated Notes due 2010. (Incorporated by reference to Exhibit 4.1 to the Registrant's Form S-4 Registration Statement No. 333- 82936.)
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
10.15.
Lease by and between Robert Lewis Uccelli, guardian, as lessor, and Nevada Greens, a limited partnership, William N. Pennington, as trustee, and William G. Bennett, as trustee, and related Assignment of Lease. (Incorporated by reference to Exhibit 10(p) to the Registrant's Registration Statement (No. 33- 4475) on Form S-1.)
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
10.20.
Second and Amended and Restated Credit Agreement, dated as of March 5, 2002, among Circus and Eldorado Joint Venture, the banks referred to therein and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.2 to the Annual Report on Form 10-K for the year ended December 31, 2001 of Eldorado Resorts LLC and Eldorado Capital Corp. Commission File No. 333-11811.)
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
21.	Subsidiaries of the Registrant.**
23(a).	Consent of Arthur Andersen LLP.**
23(b).	Consent of PricewaterhouseCoopers LLP.
23(c).	Consent of Deloitte & Touche LLP.
99.1	Letter re: Representations of Arthur Andersen LLP.**
99.2	Certification of Michael S. Ensign Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Certification of Glenn Schaeffer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

MANDALAY RESORT GROUP
Dated:	March 28, 2003	By:	/s/ GLENN SCHAEFFER Glenn Schaeffer President, Chief Financial Officer and Treasurer

CERTIFICATIONS

        I, Michael S. Ensign, Chairman of the Board, Chief Executive Officer and Chief Operating Officer of Mandalay Resort Group, certify that:

  1.
  I have reviewed this annual report on Form 10-K/A of Mandalay Resort Group;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: March 28, 2003	/s/ MICHAEL S. ENSIGN Michael S. Ensign Chairman of the Board, Chief Executive Officer and Chief Operating Officer of Mandalay Resort Group

        I, Glenn Schaeffer, President, Chief Financial Officer and Treasurer of Mandalay Resort Group, certify that:

  1.
  I have reviewed this annual report on Form 10-K/A of Mandalay Resort Group;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: March 28, 2003	/s/ GLENN SCHAEFFER Glenn Schaeffer President, Chief Financial Officer and Treasurer of Mandalay Resort Group

INDEX TO EXHIBITS

FORM 10-K/A

Fiscal Year Ended

January 31, 2002

Exhibit Number
23(b).	Consent of PricewaterhouseCoopers LLP.
23(c).	Consent of Deloitte & Touche LLP.
99.2	Certification of Michael S. Ensign Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Certification of Glenn Schaeffer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
MANDALAY RESORT GROUP AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS January 31, (in thousands, except share data)
MANDALAY RESORT GROUP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME Year ended January 31, (in thousands, except share data)
MANDALAY RESORT GROUP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Year ended January 31,
MANDALAY RESORT GROUP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
MANDALAY RESORT GROUP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
Management's Report on Financial Statements
SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED) Year Ended January 31, 2002 (in thousands, except per share amounts)
Year Ended January 31, 2001 (in thousands, except per share amounts)
Elgin Riverboat Resort—Riverboat Casino Balance Sheets December 31, 2002 and 2001
Elgin Riverboat Resort—Riverboat Casino Statements of Operations For Each of the Three Years Ended December 31, 2002
Elgin Riverboat Resort—Riverboat Casino Statements of Partners' Equity For Each of the Three Years Ended December 31, 2002
Elgin Riverboat Resort—Riverboat Casino Statements of Cash Flows For Each of the Three Years Ended December 31, 2002
Elgin Riverboat Resort—Riverboat Casino Notes to Financial Statements
Report of Independent Accountants
Victoria Partners (dba Monte Carlo Resort & Casino) NOTES TO FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
SIGNATURES
CERTIFICATIONS
INDEX TO EXHIBITS FORM 10-K/A Fiscal Year Ended January 31, 2002