Form 10-K
period 2003-01-31
MANDALAY RESORT GROUP
filed 2003-05-01
CIK 725549

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to to

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The aggregate market value of the voting and non-voting common equity held by persons other than the registrant's directors and executive officers as of July 31, 2002 (the last business day of the registrant's most recently completed second fiscal quarter), based upon the last reported sale price on the New York Stock Exchange on such date, was $1,652,908,035.

        The number of shares of registrant's Common Stock, $.01 2/3 par value, outstanding at April 28, 2003: 59,342,260.

DOCUMENTS INCORPORATED BY REFERENCE

        PART III—Portions of the registrant's definitive proxy statement relating to the annual meeting of stockholders to be held on June 26, 2003, are incorporated by reference into Items 10 through 13, inclusive.

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

Overview

        We are one of the largest hotel-casino operators in the United States. Our operations consist of 12 wholly owned resorts in Nevada and Mississippi, as well as investments in four joint ventures with operating resorts in Nevada, Illinois and Michigan. Our resorts cater to a wide variety of customers and we strive to provide the best value in each of the market segments where we compete. We generate half of our net revenues from gaming activities, and nearly one-quarter from room sales.

        We have the largest scaled hotel-casino resort development in Las Vegas, the world's largest gaming market where we generate approximately two-thirds of our operating income. This "Mandalay Mile" consists of three interconnected megaresorts on 230 acres, including our flagship property, Mandalay Bay. Mandalay Bay has become the best performer among our properties in this market, as it possesses amenities that appeal to higher-income customers. Strong demand from this segment of our customer base has permitted us greater pricing leverage, thus helping to drive results at this property. With the addition of our expanded convention center, an all-suites hotel tower and a retail center (each discussed more fully below), Mandalay Bay should continue to be the leading driver of future growth for our company.

        We have provided below information as of January 31, 2003 about our properties and those of the joint ventures in which we participate. Except as otherwise indicated, we wholly own and operate these properties.

Location/Property	Guest Rooms	Approximate Casino Square Footage	Slots(1)	Gaming Tables(2)	Parking Spaces
Las Vegas, Nevada
Mandalay Bay(3)	3,643	135,000	1,997	130	7,000
Luxor	4,408	120,000	1,876	105	3,200
Excalibur	4,002	110,000	2,062	73	4,000
Circus Circus	3,744	109,000	2,095	78	4,700
Monte Carlo (50% Owned)	3,002	90,000	1,949	73	4,000
Slots-A-Fun	—	16,700	586	22	—
Reno, Nevada
Circus Circus	1,572	60,000	1,415	60	3,000
Silver Legacy (50% Owned)	1,711	85,000	2,044	81	1,800
Laughlin, Nevada
Colorado Belle	1,226	64,000	1,220	38	1,700
Edgewater	1,450	44,000	1,154	40	2,300
Jean, Nevada
Gold Strike	812	37,000	817	17	2,100
Nevada Landing	303	36,000	807	17	1,400
Henderson, Nevada
Railroad Pass	120	21,000	356	7	600
Tunica County, Mississippi
Gold Strike	1,149	48,000	1,389	48	1,400
Detroit, Michigan
MotorCity Casino (53.5% Owned)(4)	—	75,000	2,539	106	3,800
Elgin, Illinois
Grand Victoria (50% Owned)	—	36,000	1,100	37	2,300

Total	27,142	1,086,700	23,406	932	43,300

(1)
Includes slot machines and other coin-operated devices.

(2)
Generally includes blackjack ("21"), craps, pai gow poker, Caribbean stud poker, wheel of fortune and roulette. Mandalay Bay, Luxor and MotorCity Casino also offer baccarat.

(3)
This property, which opened March 2, 1999, includes a Four Seasons Hotel with 424 guest rooms that we own and Four Seasons Hotels Limited manages.

(4)
This property, which opened December 14, 1999, is being operated pending the construction of an expanded hotel-casino facility.

Property Descriptions

        We are providing below additional information concerning the properties we, and the joint ventures in which we participate, own and operate.

Las Vegas, Nevada

        Mandalay Bay.    This property is located on approximately 60 acres on the Las Vegas Strip adjacent to our Luxor property and is the first major resort on the Las Vegas Strip to greet visitors arriving in Las Vegas on I-15, the primary thoroughfare between Las Vegas and southern California. The 43-story South Seas themed hotel-casino resort has approximately 3,700 guest rooms, including a Four Seasons Hotel with 424 guest rooms that provides visitors with a luxury "five-diamond" hospitality experience. Mandalay Bay's attractions include an 11-acre tropical lagoon featuring a sand-and-surf beach, a three-quarter-mile lazy river ride and a 30,000 square-foot spa. The property features 13 restaurants such as Charlie Palmer's Aureole, Wolfgang Puck's Trattoria Del Lupo, China Grill, rumjungle, Bleu Blanc Rouge, Red Square, and Border Grill, as well as a House of Blues nightclub and restaurant, including its signature Foundation Room (situated on Mandalay Bay's top floor). Mandalay Bay offers multiple entertainment venues that include Shark Reef at Mandalay Bay featuring sharks and rare sea predators, a 1,760-seat showroom, where the Broadway hit "Mamma Mia!" opened February 3, 2003, the rumjungle nightclub and a 12,000-seat special events arena that features entertainment and sporting events.

        We have completed construction of a convention and meeting complex on land adjacent to the existing Mandalay Bay Conference Center. The new complex, which opened on January 3, 2003, includes more than one million square feet of exhibit space. With this new building and the original conference center, Mandalay Bay now offers almost two million gross square feet of conference and exhibit space. We expect this space to be the site of approximately 60 shows in fiscal 2004. The total cost of the convention center, excluding land, capitalized interest and preopening expenses, was approximately $245 million, of which $242.0 million had been incurred as of January 31, 2003.

        We are currently building a new 1,122-suite hotel tower at Mandalay Bay. The 43-story tower will be located on the west side of the property. The new suites will average 750 square feet, among the largest room product in the Las Vegas market. The tower will also include meeting suites, a spa and fitness center, two restaurants and a lounge. We expect that the new suites will serve the demand generated by the new convention center. The tower broke ground during the third quarter of fiscal 2003, and should open in November 2003. The total cost of the project is estimated to be $230 million, excluding land, capitalized interest and preopening expenses. As of January 31, 2003, we had incurred costs of $18.5 million related to this project.

        We are also constructing a retail center between Mandalay Bay and Luxor. The center will include approximately 90,000 square feet of retail space and approximately 35 stores and restaurants, including several upscale, internationally branded retailers. We started construction in the third quarter and expect a Fall 2003 opening. The cost is estimated to be approximately $30-$40 million, excluding land, capitalized interest and preopening expenses. As of January 31, 2003, we had incurred costs of $10.7 million related to this project.

        Luxor.    This property is an Egyptian-themed hotel and casino complex situated on 64 acres of our Mandalay Mile, between Mandalay Bay and Excalibur. The resort features a 30-story pyramid and two 22-story hotel towers. Luxor offers 20,000 square feet of convention space, a 20,000-square-foot spa, a 1,200-seat showroom currently featuring the off-Broadway show "Blue Man Group", a nightclub, and food and entertainment venues on three different levels beneath a soaring hotel atrium. The pyramid's guest rooms can be reached from the four corners of the building by state-of-the-art "inclinators" that travel at a 39-degree angle. Above the pyramid's casino, the property offers a special format motion base ride and an IMAX 2D/3D theater. Luxor's other public areas include a buffet, eight restaurants including three gourmet restaurants, as well as a snack bar, a food court featuring national fast food franchises, several cocktail lounges and a variety of specialty shops.

        Excalibur.    This property is a castle-themed hotel and casino complex situated on a 53-acre site immediately to the north of Luxor. Excalibur's public areas include a Renaissance fair, a medieval village, an amphitheater with a seating capacity of nearly 1,000 where nightly mock jousting tournaments and costume drama are presented, two dynamic motion theaters, various artisans' booths and medieval games of skill. In addition, Excalibur has a buffet restaurant, six themed restaurants, as well as several snack bars, cocktail lounges and a variety of specialty shops.

        Circus Circus-Las Vegas.    This property, which is our original resort, is a circus-themed hotel and casino complex situated on approximately 69 acres on the north end of the Las Vegas Strip. From a "Big Top" above the casino, Circus Circus-Las Vegas offers its guests a variety of circus acts performed daily, free of charge. A mezzanine area overlooking the casino has a circus midway with carnival-style games and an arcade that offers a variety of amusements and electronic games. Four specialty restaurants, a buffet, a coffee shop, four fast food snack bars, several cocktail bars and a variety of gift shops and specialty shops are also available to the guests at Circus Circus-Las Vegas. The Adventuredome, covering approximately five acres, offers theme park entertainment that includes a high-speed, double-loop, double-corkscrew roller coaster, a coursing river flume ride on white-water rapids, an IMAX motion base ride, several rides and attractions designed for preschool age children, themed carnival-style midway games, a state-of-the-art arcade, a 65-foot waterfall, animated life-size dinosaurs, food kiosks and souvenir shops, all in a climate-controlled setting under a giant space-frame dome. Circus Circus-Las Vegas also offers accommodations for approximately 400 recreational vehicles at the property's Circusland Recreational Vehicle Park.

        Monte Carlo (50%-owned).    Through wholly owned entities, we are a 50% participant with a subsidiary of MGM MIRAGE in, and manage the operations of, Victoria Partners, a joint venture which owns Monte Carlo, a hotel and casino resort situated on 46 acres with approximately 600 feet of frontage on the Las Vegas Strip. Monte Carlo is situated between Bellagio, a 3,000-room resort owned and operated by MGM MIRAGE and New York-New York, a 2,000-room hotel-casino resort owned by MGM MIRAGE. Monte Carlo's casino reflects a palatial style reminiscent of the Belle Epoque, the French Victorian architecture of the late 19th century. Amenities at Monte Carlo include three specialty restaurants, including the popular Andre's gourmet restaurant, a buffet, a coffee shop, a food court, a microbrewery which features live entertainment, approximately 15,000 square feet of meeting and banquet space, and tennis courts. A 1,200-seat replica of a plush vaudeville theater, including a balcony and proscenium arch, features an elaborately staged show of illusions by the world-renowned magician, Lance Burton.

Reno, Nevada

        Circus Circus-Reno.    This property is a circus-themed hotel and casino complex situated in downtown Reno, Nevada. Like its sister property in Las Vegas, Circus Circus-Reno offers its guests a variety of circus acts performed daily, free of charge. A mezzanine area has a circus midway with carnival-style games and an arcade that offers a variety of amusements and electronic games. The property also has two specialty restaurants, a buffet, a coffee shop, a deli/bakery, a fast food snack bar, cocktail lounges, a gift shop and specialty shops.

        Silver Legacy (50%-owned).    Through a wholly owned entity, we are a 50% participant with Eldorado Limited Liability Company in Circus and Eldorado Joint Venture, a joint venture which owns and operates Silver Legacy, a hotel-casino and entertainment complex situated on two city blocks in downtown Reno, Nevada. Silver Legacy is situated between Circus Circus-Reno and the Eldorado Hotel & Casino, which is owned and operated by an affiliate of our joint venture partner at Silver Legacy. Silver Legacy's casino and entertainment complex is connected at the mezzanine level with Circus Circus-Reno and the Eldorado by enclosed climate-controlled skyways above the streets between the respective properties. The property's exterior is themed to evoke images of historical Reno. Silver Legacy features four restaurants and several bars, a 25,000-square-foot special events center, custom retail shops, a health spa and an outdoor pool and sun deck. Circus and Eldorado Joint Venture's executive committee, which functions in a manner similar to a corporation's board of directors, is responsible for overseeing the performance of Silver Legacy's management. Under the terms of the joint venture agreement, we appoint three of the executive committee's five members.

Laughlin, Nevada

        Colorado Belle.    This property is situated on a 22-acre site on the bank of the Colorado River (with nearly 1,080 feet of river frontage) in Laughlin, Nevada. The Colorado Belle features a 600-foot replica of a Mississippi riverboat, and also includes a buffet, a coffee shop, three specialty restaurants, a microbrewery, fast food snack bars and cocktail lounges, as well as a gift shop and other specialty shops.

        Edgewater.    This property is situated on a 16-acre site adjacent to Colorado Belle with nearly 1,640 feet of frontage on the Colorado River. Edgewater's facilities include a specialty restaurant, a coffee shop, a buffet, a snack bar and cocktail lounges.

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

        Gold Strike.    This property is an "Old West" themed hotel-casino located on approximately 51 acres of land on the east side of Interstate-15. The property has, among other amenities, a swimming pool and spa, several restaurants, a banquet center, a gift shop and an arcade. The casino has a stage bar with regularly scheduled live entertainment and a casino bar.

        Nevada Landing.    This property is a turn-of-the-century riverboat themed hotel-casino located on approximately 55 acres of land across Interstate-15 from Gold Strike. Nevada Landing includes a 70-seat Chinese restaurant, a full-service coffee shop, a buffet, a snack bar, a gift shop, a swimming pool and spa and a 300-guest banquet facility.

Henderson, Nevada

        Henderson is a suburb located southeast of Las Vegas.

        Railroad Pass.    This property is situated on approximately 56 acres along US-93, the direct route between Las Vegas and Phoenix, Arizona. The property includes, among other amenities, two full-service restaurants, a buffet, a gift shop, two bars, a swimming pool and a banquet facility. In contrast with our other Nevada properties, Railroad Pass caters to local residents, particularly from Henderson.

Tunica County, Mississippi

        Tunica County is located 20 miles south of Memphis, Tennessee on the Mississippi River. Tunica County attracts customers from Mississippi and surrounding states, including cities such as Memphis, Tennessee and Little Rock, Arkansas.

        Gold Strike-Tunica.    This property is a dockside casino situated on a 24-acre site along the Mississippi River in Tunica County, approximately three miles west of Mississippi State Highway 61 (a major north/south highway connecting Memphis with Tunica County) and 20 miles south of Memphis. The property features an 800-seat showroom, a coffee shop, a specialty restaurant, a buffet, a snack bar and several cocktail lounges. Gold Strike-Tunica is part of a three-casino development covering approximately 72 acres. The other two casinos are owned and operated by unaffiliated third parties. We also own an undivided one-half interest in an additional 388 acres of land which may be used for future development.

Detroit, Michigan

        MotorCity Casino (53.5%-owned).    On December 14, 1999, with our joint venture partner, Atwater Casino Group, we opened MotorCity Casino, a casino facility in Detroit, Michigan. The casino includes approximately 75,000 square feet of casino space, five restaurants and a 3,800-space parking facility. Under a revised development agreement with the City of Detroit, MotorCity Casino is to be expanded at its current location by December 5, 2005, into a facility that will include approximately 400 hotel rooms, 100,000 square feet of casino space, a 1,200-seat theater, convention space, and additional restaurants, retail space and parking. We are committed to contribute 20% of the costs of the permanent facility in the form of an investment in the joint venture, and the joint venture will seek to borrow the balance of the costs. The costs of the additional facilities, excluding land, capitalized interest and preopening expenses, is currently estimated to be $275 million.

        Various lawsuits have been filed in the state and federal courts challenging the constitutionality of the Detroit Casino Competitive Selection Process and the Michigan Gaming Control Revenue Act, and seeking to appeal the issuance of a certificate of suitability to MotorCity Casino. No assurance can be given regarding the timing and outcome of these proceedings. An adverse ruling in any of these lawsuits could affect the joint venture's operation of the facility, as well as its ability to maintain its certificate of suitability and a casino license for its facility. All three casinos in Detroit are currently prevented from beginning construction of their new or expanded facilities as a result of one of these lawsuits.

Elgin, Illinois

        Grand Victoria (50%-owned).    Through wholly owned entities, we are a 50% participant with RBG, L.P., in a joint venture which owns Grand Victoria. Grand Victoria is a Victorian themed riverboat casino and land-based entertainment complex in Elgin, Illinois, a suburb approximately 40 miles northwest of downtown Chicago. The two-story vessel is 420 feet in length and 110 feet in width, and provides a maximum 80,000 square feet of casino space, approximately 36,000 square feet of which was being used as of January 31, 2003. The boat offers dockside gaming, which means its operation is conducted at dockside without cruising. The property also features a dockside complex that contains an approximately 83,000-square-foot pavilion with a buffet, a fine dining restaurant, a VIP lounge and a gift shop. Grand Victoria, which is strategically located in Elgin among the residential suburbs of Chicago, with nearby freeway access and direct train service from downtown Chicago, is located approximately 20 miles and 40 miles, respectively, from its nearest competitors in Aurora, Illinois and Joliet, Illinois, and holds one of only ten riverboat gaming licenses currently granted state-wide, nine of which are presently operational. Legislation in Illinois, which would allow a casino in Rosemont, approximately 16 miles from Grand Victoria, is being challenged in court. Repeal of this legislation would also repeal dockside gaming, which was legalized in Illinois in June 1999 and resulted in significant increases in the revenues generated by this property when the riverboat casino was no longer required to cruise. We manage the Grand Victoria, subject to the oversight of an executive committee which functions in a manner similar to a corporation's board of directors. Each joint venture partner is equally represented on the executive committee.

Marketing

        We have historically followed a marketing and operating philosophy which has emphasized high-volume business by providing moderately priced hotel rooms, food and beverage and alternative entertainment in combination with our gaming operations. With the opening of Mandalay Bay, which was designed to attract a higher income customer than we had previously targeted, and to a lesser extent at Luxor, we began to serve higher income casino customers and to host conventions. With the addition of our new convention and meeting complex at Mandalay Bay, we expect to host approximately 60 shows in fiscal 2004. Our philosophy remains one of providing the best value in each of the market segments where we compete.

        Our Mandalay Mile provides us with unique cross-marketing opportunities where we promote the restaurants, entertainment and other amenities located throughout the Mandalay Mile properties—Mandalay Bay, Luxor and Excalibur—to each other as well as to our other properties located outside the Mandalay Mile. In the cross-marketing of our properties, we utilize a variety of means including video screens, in-room brochures and displays located within each property and in the skyway and monorail systems that connect the Mandalay Mile properties.

        In November 2001, we unveiled One Club, our player affinity program that allows cash and complimentary awards to be accumulated and redeemed in realtime across multiple properties. Our wholly owned properties in Las Vegas, Laughlin, and Reno, Nevada and Tunica County, Mississippi as well as Monte Carlo are currently linked through the One Club system, and we anticipate that the system will be expanded to include additional properties during fiscal 2004. We believe the One Club system will help us expand our customer database, enabling us to better target our marketing efforts. We also believe One Club encourages repeat visitation to our properties and further encourages customers to visit our other properties through the seamless use of their One Club card.

        Mandalay Bay.    Mandalay Bay contributed 24% of our revenues in the year ended January 31, 2003 (24% and 23%, respectively, in the years ended January 31, 2002 and 2001). This property offers a level of entertainment and hotel accommodations which is designed to draw a higher-income customer than we had historically targeted at our other properties. Designed with a South Seas theme, Mandalay Bay offers its guests internationally renowned restaurants which provide a wide variety of dining options. Mandalay Bay's entertainment attractions include an 11-acre lagoon with a surfing beach and a lazy river ride, Shark Reef at Mandalay Bay, a House of Blues, rumjungle, a 30,000-square-foot spa, a 1,760-seat showroom where the Broadway hit "Mamma Mia!" opened February 3, 2003, and a 12,000-seat special events arena where brand-name entertainment and sporting events are offered.

        We have completed construction of a convention and meeting complex on land adjacent to the existing Mandalay Bay Conference Center. The new complex, which opened on January 3, 2003, includes more than one million square feet of exhibit space. With this new building and the original conference center, Mandalay Bay now offers almost two million gross square feet of conference and exhibit space. We expect this space to be the site of approximately 60 shows in fiscal 2004.

        The convention center complex will further enhance our ability to attract higher-income customers to, and bolster room rates at, both Mandalay Bay and Luxor, particularly during the slower midweek period.

        We are currently building a new 1,122-suite hotel tower at Mandalay Bay. The 43-story tower will be located on the west side of the property. The new suites will average 750 square feet, among the largest room product in the Las Vegas market. The tower will also include meeting suites, a spa and fitness center, two restaurants and a lounge. We expect that the new suites will serve the demand generated by the new convention center. The tower broke ground during the third quarter of fiscal 2003, and should open in November 2003.

        We are also constructing a retail center between Mandalay Bay and Luxor. The center will include approximately 90,000 square feet of retail space and approximately 35 stores and restaurants, including several upscale, internationally branded retailers. We started construction in the third quarter and expect a Fall 2003 opening.

        Luxor.    Luxor contributed 16% of our revenues in the year ended January 31, 2003 (and 16% in each of the years ended January 31, 2002 and 2001, respectively). This property offers a level of entertainment and hotel accommodations which is designed to attract the top segment of the middle-income stratum of customers. Designed with an Egyptian theme and highly decorated rooms, Luxor's 30-story pyramid offers its guests a tri-level entertainment area, including an IMAX theater, dynamic motion rides, a popular nightclub and theatrical revues. This property also has 20,000 square feet of convention space, a 1,200-seat showroom featuring the unique, off-Broadway show "Blue Man Group," which opened in March 2000, and a spa.

        Excalibur.    Excalibur contributed 12% of our revenues in the year ended January 31, 2003 (and 13% in each of the years ended January 31, 2002 and 2001, respectively). This property attracts customers by offering guest rooms, food and entertainment at reasonable prices. By way of entertainment, the medieval castle-themed Excalibur offers a medieval village, an amphitheater featuring "Tournament of Kings," dynamic motion theaters, various artisans' booths and medieval games of skill.

        Circus Circus-Las Vegas and Circus Circus-Reno.    Circus Circus-Las Vegas and Circus Circus-Reno together contributed 15% of our revenues in the year ended January 31, 2003 (and 16% in each of the years ended January 31, 2002 and 2001, respectively). Each of these properties has a popular buffet, attractive because of its variety, quality and low price. From a "Big Top" above the casino, each of these properties offers a variety of circus acts performed free of charge to the public on a daily basis. A mezzanine area overlooking each casino has a circus midway with carnival-style games and an arcade that offers a variety of amusements and electronic games. The Adventuredome, an enclosed and climate-controlled five-acre structure, offers additional theme park attractions at Circus Circus-Las Vegas.

        Colorado Belle and Edgewater.    Colorado Belle and Edgewater together contributed 6% of our revenues in the year ended January 31, 2003 (and 7% in each of the years ended January 31, 2002 and 2001, respectively). These properties offer quality rooms, food and entertainment at moderate prices. Colorado Belle offers a classic Mississippi riverboat theme, complete with a 60-foot paddle wheel. Edgewater's southwestern motif provides a relaxing atmosphere to enjoy that property's casino and other facilities. Connected by a scenic walkway, the two resorts form an inviting shoreline along the Colorado River.

        Gold Strike and Nevada Landing.    Gold Strike and Nevada Landing together contributed 3% of our revenues in the year ended January 31, 2003 (and 3% and 4%, respectively in the years ended January 31, 2002 and 2001). These properties are located on opposite sides of I-15, the primary thoroughfare between Las Vegas and southern California, approximately 25 miles south of Las Vegas and 12 miles north of the California-Nevada border. The properties are conveniently located at the only highway interchange within 12 miles in either direction and are strategically positioned to attract visitors from the large number of people traveling to and from Las Vegas.

        Gold Strike-Tunica.    Gold Strike-Tunica contributed 5% of our revenues in the year ended January 31, 2003 (and 5%, in each of the years ended January 31, 2002 and 2001, respectively). Gold Strike-Tunica, our only wholly owned casino outside of Nevada, is part of an integrated three casino development (Casino Center) that provides patrons with the opportunity to visit any of the three casinos without driving, a unique experience in the Tunica County market.

        MotorCity Casino.    MotorCity Casino contributed 17% of our revenues in the year ended January 31, 2003 (and 15% and 14%, respectively, in the years ended January 31, 2002 and 2001). MotorCity Casino is one of only three licensees in Detroit, Michigan. Designed with a classic automobile theme, MotorCity Casino offers its guests four floors of gaming, dining and entertainment experiences.

        We maintain an active media advertising program through radio, television, billboards and printed publications primarily in Nevada, California and Arizona for our Nevada properties and in the Memphis area for our Gold Strike-Tunica property. In addition, we advertise on and allow patrons to make room reservations via the Internet. We also offer complimentary hotel accommodations, meals and drinks to selected customers. See also "Competition—Methods By Which We and Our Joint Ventures Compete."

Operations and Cost Controls

        The primary source of our revenues is casinos, although our hotels, restaurants, bars, shops, midway games and other entertainment attractions and other services are an important adjunct to the casinos.

        Current operations at each of our casinos and those of our joint ventures are conducted 24 hours a day, every day of the year, with the exception of Grand Victoria which operates 22 hours a day, every day of the year. We emphasize courteous and prompt service to our customers and aspire to a high standard of excellence in all of our operations.

        The following table sets forth the respective contributions to our net revenues on a dollar and percentage basis of our major activities at our consolidated properties for each of our three most recent fiscal years.

	Year Ended January 31,
	2003		2002		2001
	(Dollars in thousands)
Revenues:
Casino(1)	$1,205,163	51.2%	$1,201,707	51.1%	$1,221,595	51.3%
Rooms(2)	570,236	24.2%	581,551	24.8%	611,352	25.7%
Food and beverage(2)	414,051	17.6%	410,276	17.5%	418,081	17.5%
Other(2)	333,979	14.2%	332,253	14.1%	299,753	12.6%

	2,523,429	107.2%	2,525,787	107.5%	2,550,781	107.1%
Less:
Complimentary allowances(2)	(169,311)	(7.2%)	(177,275)	(7.5%)	(169,642)	(7.1%)

Net revenues	$2,354,118	100.0%	$2,348,512	100.0%	$2,381,139	100.0%

(1)
Casino revenues are the net difference between the sums received as winnings and the sums paid as losses, less incentives provided to customers in the form of discounts and the value of points earned under our player club.

(2)
Rooms, Food and beverage and Other include the retail value of services which are provided to casino customers and others on a complimentary basis. Such amounts are then deducted as complimentary allowances to arrive at net revenue.

        We historically have followed a general policy of offering minimal credit to gaming customers at our properties. Since its opening in March 1999, Mandalay Bay has extended credit to gaming customers on a selective basis in an effort to appeal to a broader segment of the gaming market. We had begun following this policy at Luxor during fiscal 1998. As a result, while our other properties continue to offer minimal credit, credit play now represents a more significant portion of the volume of table games play at Mandalay Bay and, to a lesser extent, at Luxor. See Note 2 of Notes to Consolidated Financial Statements in Item 8 of this report.

        We maintain strict controls over the issuance of credit and aggressively pursue collection of customer debts. These collection efforts are similar to those used by most large corporations, including the mailing of statements and delinquency notices, personal and other contacts, the use of outside collection agencies and civil litigation. Nevada gaming debts evidenced by written credit instruments are enforceable under the laws of Nevada. All other states are required to enforce a judgment on a gaming debt entered in Nevada pursuant to the Full Faith and Credit Clause of the United States Constitution. Gaming debts are not legally enforceable in some foreign countries, but the United States assets of foreign customers may be reached to satisfy judgments entered in the United States. While the portion of our accounts receivable that is owed by foreign customers is not currently material, to the extent we hold obligations of foreign customers, the collectibility of those debts may be affected by a number of factors, including changes in currency exchange rates and economic, market or other conditions in the customers' home countries.

        Our operating results vary substantially from quarter to quarter, though on an annual basis, our results are generally less volatile. Special events such as a championship boxing match or a concert, or visits by high-budget players, or the timing of holidays, or even bad weather, can impact our results for the respective periods during which such events occur. For example, our operating income is typically lowest in the fourth quarter, affected by slower travel leading up to the holiday period. Furthermore, with the expected increase in convention business stemming from the new convention center at Mandalay Bay, our quarterly fluctuations will likely be accentuated. Convention business is typically the strongest in our first and third quarters.

        We maintain stringent cost controls over all of our properties. In connection with our gaming activities, we follow a policy of stringent controls and cross checks on the recording of all receipts and disbursements. The cash controls we have developed and utilize include the following:

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

Expansion Activities

        As in the past, we continue to evaluate potential new investments as opportunities arise. New investments may involve the expansion of existing facilities or the development of new properties. Projects may be undertaken in Nevada, where all but one of our wholly owned operating properties are currently located, or in other jurisdictions within the United States or abroad where gaming has been legalized. Our new investments may be in properties that are wholly owned and operated by us, or may be in properties that are developed, owned and/or operated through joint ventures with one or more other parties.

        Mandalay Mile.    We are currently building a new 1,122-suite hotel tower at Mandalay Bay. The 43-story tower will be located on the west side of the property. The new suites will average 750 square feet, among the largest room product in the Las Vegas market. The tower will also include meeting suites, a spa and fitness center, two restaurants and a lounge. We expect that the new suites will serve the demand generated by the new convention center. The tower broke ground during the third quarter of fiscal 2003, and should open in November 2003. The total cost of the project is estimated to be

$230 million, excluding land, capitalized interest and preopening expenses. As of January 31, 2003, we had incurred costs of $18.5 million related to this project.

        We are also constructing a retail center between Mandalay Bay and Luxor. The center will include approximately 90,000 square feet of retail space and approximately 35 stores and restaurants, including several upscale, internationally branded retailers. We started construction in the third quarter and expect a Fall 2003 opening. The cost is estimated to be approximately $30-$40 million, excluding land, capitalized interest and preopening expenses. As of January 31, 2003, we had incurred costs of $10.7 million related to this project.

        Detroit, Michigan.    For information concerning the planned expansion of MotorCity Casino in Detroit, Michigan, see "Property Descriptions—Detroit, Michigan."

        Construction Risks.    Any major construction project that we, or any joint venture in which we own an interest, may undertake will involve many risks, including potential shortages of materials and labor, work stoppages, labor disputes, weather interference, unforeseen engineering, environmental or geological problems and unanticipated cost increases, any of which could give rise to delays or cost overruns. Construction, equipment or staffing requirements or problems or difficulties in obtaining any of the requisite licenses, permits, allocations or authorizations from regulatory authorities can increase the cost or delay the construction or opening of the facility or otherwise affect the project's planned design and features. It is possible that we may change budget and construction plans we have developed for a project for competitive or other reasons.

        In addition to all of the risks referred to in the preceding paragraph, the Detroit joint venture's construction of its planned expansion to its facility is dependent on the satisfactory resolution of the litigation described under the heading "Detroit Litigation" in Item 3 of this report. Although a revised development agreement has been approved by the City of Detroit which eliminates the distinction between a temporary casino and a permanent casino, and, in addition, provides for the expansion of the current MotorCity Casino facility by adding 400 hotel rooms, expanding our gaming area, adding a theater, convention space and additional restaurants, retail space and parking, by court order this construction is currently being held in abeyance pending resolution of litigation.

        There can be no assurance as to the commencement or successful completion of any project we or any joint venture in which we are a participant may undertake, including the suites tower and retail center currently under construction on our Mandalay Mile and the Detroit joint venture's planned expansion of MotorCity Casino.

Competition

General

        The hotel and casino industry is very competitive and the level of competition has increased as gaming has expanded dramatically in the United States in recent years. Forms of gaming include:

  •
  riverboats;

  •
  dockside gaming facilities;

  •
  Native American gaming ventures;

  •
  land-based casinos;

  •
  state-sponsored lotteries;

  •
  racetracks, including slot machines at racetracks;

  •
  off-track wagering;

  •
  Internet gaming; and

  •
  card parlors.

        Since 1990, when there were casinos in only three states (excluding casinos on Native American lands), gaming has spread to a number of additional states. In addition, other states have considered, or may in the future consider, legalizing casino gaming in specific geographic areas within their states.

        Many Native American tribes throughout the United States, including tribes in California and Arizona, conduct casino gaming and other Native American tribes are either in the process of establishing, or are considering establishing, gaming at additional locations. On March 7, 2000, California voters approved Proposition 1A which amended the California constitution and legalized "Nevada-style" gaming on Native American reservations. The passage of this amendment has allowed the expansion of existing Native American gaming operations, as well as the opening of new Native American gaming facilities, in California. Each Native American tribe in California may operate up to 2,000 slot machines and up to two gaming facilities may be operated on any one reservation. The number of slot machines each California tribe is allowed to operate is subject to change pursuant to negotiations which have been initiated between the tribes and the State of California. Many Native American gaming facilities in California are modest compared to the larger Las Vegas and Reno casinos. However, some Native American tribes have established large-scale hotel and gaming facilities in California. Numerous tribes are at various stages of planning new or expanded facilities and some have announced that they are in the process of constructing, developing or are considering establishing large-scale hotel and gaming facilities. We believe the operation of Native American casinos in California and Arizona has adversely impacted our gaming operations in Nevada, particularly our properties in Reno, Laughlin and Jean.

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

        The strategic locations of our resort properties in all of the markets in which we compete, particularly those properties which are interconnected along Mandalay Mile, are also a key competitive advantage. In Las Vegas, for example, our Mandalay Mile properties are located off the first major freeway exit from southern California, in addition to being located only a short distance from the airport.

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

        In November 2001, we unveiled One Club, our player affinity program that allows cash and complimentary awards to be accumulated and redeemed in realtime across multiple properties. Our properties in Las Vegas, Laughlin, and Reno, Nevada and Tunica County, Mississippi are currently linked through the One Club system, and we anticipate that the system will be expanded to include additional properties during fiscal 2004. We believe the One Club system will help us expand our customer database, enabling us to better target our marketing efforts. We also believe One Club encourages repeat visits to our properties and further encourages a customer to visit our other properties through the seamless use of the One Club card.

Information About the Markets Where We Operate

        We believe Mandalay is one of the four largest hotel/casino operators in the U.S., in terms of revenues, rooms base and casino space.

        Set forth below is additional information concerning the competitive conditions in the markets where we and our joint ventures operate, as well as information concerning our position in those markets.

        Las Vegas, Nevada.    We are one of the three largest casino operators in Las Vegas, which together make up nearly two-thirds of this market. We are the second largest hotel operator in Las Vegas (with four of our resorts ranking among the five largest in Las Vegas) in terms of the number of guest rooms. Our hotel-casino operations in Las Vegas, which are conducted primarily from properties located along the Las Vegas Strip, currently compete with numerous other major hotel-casinos and a number of smaller casinos located on or near the Las Vegas Strip. Our Las Vegas operations also compete with a dozen major hotel-casinos located in downtown Las Vegas, and other hotel-casinos elsewhere in the Las Vegas area, including our own Railroad Pass in the suburb of Henderson. To a lesser extent, our Las Vegas properties also compete with casino and hotel properties in other parts of Nevada, including Laughlin, Reno and along I-15 (the principal highway between Las Vegas and southern California) near the California-Nevada state line. Our Las Vegas casinos also compete with Native American casinos in southern California (the principal source of business for Las Vegas casinos, including our own) and central Arizona and, to a lesser extent with casinos in other parts of the country.

        Casino and guest room capacity continues to increase in the Las Vegas market. New hotel-casinos and on our future operations expansion projects at existing Las Vegas properties have been proposed, and are anticipated in the future. The impact on our future operations of Las Vegas' increased hotel and casino capacity and any capacity subsequently opened in or around Las Vegas cannot be determined at this time, nor can we determine at this time the impact on our future operations in Las Vegas of any additional growth in Native American gaming, particularly in southern California and Arizona.

        The three resorts located on our Mandalay Mile are our largest and include our newest resort. These three resorts compete with other Las Vegas properties, including our own, by offering their guests the ability to experience three distinctively themed resorts that are conveniently connected by a monorail system as well as a climate-controlled skyway system with strategically positioned moving walkways.

        Our new convention center complex, described above under the caption "Property Descriptions—Las Vegas, Nevada—Mandalay Bay," will further enhance our ability to attract higher-income customers to, and bolster room rates at, both Mandalay Bay and Luxor, particularly during the slower mid-week period.

        Reno, Nevada.    Circus Circus-Reno, our only wholly owned resort in Reno, competes principally with seven other major casinos that, like Circus Circus-Reno, each generate at least $36 million in annual gaming revenues, including Silver Legacy, a hotel-casino complex with 1,711 guest rooms, which is 50% owned by one of our wholly owned subsidiaries. Circus Circus-Reno and Silver Legacy have almost 3,300 rooms combined, or over 20% of the total rooms base in Reno. Circus Circus-Reno and Silver Legacy also compete with numerous other smaller casinos in the greater Reno area and, to a lesser extent, with casinos and hotels in Lake Tahoe and other parts of Nevada and Native American casinos in northern California and the Northwest. The Reno market is encountering increasing competition from Native American casinos in northern California. Following the approval of Proposition 1A, these Native American casinos began adding more and newer (i.e., more competitive) slot machines, which has had a negative impact on our Reno area properties. Additionally, numerous Native American tribes are at various stages of planning new or further expanded facilities and some have announced that they are in the process of constructing, developing or are considering establishing large-scale hotel and gaming facilities in northern California.

        Laughlin, Nevada.    In Laughlin, Colorado Belle and Edgewater, which together accounted for approximately 25% of the rooms in Laughlin as of January 31, 2003, compete with seven other Laughlin casinos. Colorado Belle and Edgewater have approximately 108,000 square feet of casino space combined, over 20% of the total in Laughlin. They also compete with the hotel-casinos in Las Vegas and those on I-15 (the principal highway between Las Vegas and southern California) near the California-Nevada state line, as well as a growing number of Native American casinos in Laughlin's regional market. The expansion of hotel and casino capacity in Las Vegas in recent years and the growth of Native American casinos in central Arizona and southern California have had a negative impact on Colorado Belle and Edgewater, by drawing visitors from the Laughlin market. This has, in turn, resulted in increased competition among Laughlin properties for a reduced number of visitors which contributes to generally lower revenues and profit margins at Colorado Belle and Edgewater.

        Jean, Nevada.    Our Jean, Nevada properties, Gold Strike and Nevada Landing, are located on I-15 (the principal highway between Las Vegas and southern California), approximately 25 miles south of Las Vegas and 12 miles north of the California-Nevada border, where their nearest competitor is located. These properties attract their customers almost entirely from the people traveling between Las Vegas and southern California. Accordingly, these properties compete with the large concentration of hotel, casino and other entertainment options available in Las Vegas as well as three hotel-casinos located at the California-Nevada border. They also compete with the growing number of Native American casinos in southern California which has had a negative impact on their operations. As a result of the downturn in operating results at our Jean properties, we recognized an impairment loss in fiscal 2002. See Note 1 of Notes to Consolidating Financial Statements in Item 8 of this report. At this time, we cannot determine the impact of the continued growth of Native American gaming in southern California on our operations at the Jean properties, although we believe these properties will continue to encounter increasing competition as a result of such growth.

        Tunica County, Mississippi.    Gold Strike-Tunica competes with ten other casinos in Tunica County, Mississippi, including a hotel-casino which is closer to Memphis, the largest city in Tunica County's principal market. Gold Strike-Tunica's hotel tower provides this property with the second largest number of guest rooms in the Tunica County market.

        Elgin, Illinois.    Grand Victoria is a 50%-owned Victorian themed riverboat casino and land-based entertainment complex in Elgin, Illinois, a suburb approximately 40 miles northwest of downtown

Chicago. Grand Victoria is one of nine licensed gaming riverboats currently operating in Illinois, and produces the highest casino revenues of any riverboat in that market (based on results for calendar 2002). It is located approximately 20 miles and 40 miles, respectively, from its nearest competitors in Aurora, Illinois and Joliet, Illinois. Legislation in Illinois which would allow a casino in Rosemont, approximately 16 miles from Grand Victoria, is being challenged in court. Repeal of this legislation would also repeal dockside gaming which was legalized in Illinois in June 1999, and resulted in significant increases in the revenues generated by this property when the riverboat casino was no longer required to cruise.

        Detroit, Michigan.    MotorCity Casino, a 53.5%-owned casino in Detroit, Michigan, is one of three licensed casinos in Detroit. In addition to the other two Detroit casinos, MotorCity Casino competes with a government-owned casino and a racetrack which has an estimated 2,000 slot machines, each of which is located in Windsor, Ontario, directly across the Detroit River from Detroit. A number of Native American casinos are currently operating in central and northern Michigan, but the nearest of these casinos is approximately 150 miles from Detroit.

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

The Nevada Gaming Control Act requires that beneficial owners of more than 10% of Mandalay's voting securities apply to the Nevada Gaming Commission for a finding of suitability within thirty days after the Chairman of the Nevada State Gaming Control Board mails the written notice requiring such filing. An "institutional investor," as defined in the Nevada Act, which acquires beneficial ownership of more than 10%, but not more than 15% (or in certain circumstances, 19%) of Mandalay's voting securities may apply to the Nevada Gaming Commission for a waiver of a finding of suitability if the institutional investor holds Mandalay's voting securities for investment purposes only. An institutional investor will be deemed to hold Mandalay's voting securities for investment purposes if it acquired and holds Mandalay's voting securities in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly:

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

        Mandalay may not make a public offering of its securities without the prior approval of the Nevada Gaming Commission if it intends to use the securities or the proceeds from the offering to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes or for similar transactions. On April 17, 2003, the Nevada Gaming Commission granted Mandalay prior approval to make public offerings for a period of two years, subject to some conditions, which we refer to as the "shelf approval." The shelf approval also applies to any company that Mandalay wholly owns which is a publicly traded corporation or would become a publicly traded corporation pursuant to a public offering. The shelf approval also includes approval for our registered and licensed subsidiaries to guarantee any security issued by, and to hypothecate their assets to secure the payment or performance of any obligations evidenced by a security issued by, Mandalay or an affiliate in a public offering under the shelf registration. The shelf approval also includes approval to place restrictions upon the transfer of and enter into agreements not to encumber the equity securities of the licensed subsidiaries, which we refer to as "stock restrictions." The shelf approval, however, may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada State Gaming Control Board. The shelf approval does not constitute a finding, recommendation or approval of the Nevada Gaming Authorities as to the accuracy or adequacy of the prospectus or other disclosure document by which securities are offered or the investment merits of such securities.

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

        The Mississippi Gaming Control Act provides for legalized dockside gaming at the discretion of the 14 counties that either border the Gulf Coast or the Mississippi River, but only if the voters in these counties have not voted to prohibit gaming in that county. As of April 1, 2003, dockside gaming was permissible in nine of the 14 eligible counties in the state and gaming operations had commenced in Adams, Coahoma, Hancock, Harrison, Tunica, Warren and Washington counties. Under Mississippi law, gaming vessels must be located on the Mississippi River or on navigable waters in eligible counties along the Mississippi River, or in the waters of the State of Mississippi lying south of the state in eligible counties along the Mississippi Gulf Coast. The law permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space which may be utilized for gaming. There are no limitations on the number of gaming licenses which may be issued in Mississippi. The legal age for gaming in Mississippi is 21.

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

        At any time, the Mississippi Gaming Commission has the power to investigate and require a finding of suitability of any of Mandalay's record or beneficial stockholders, regardless of the percentage of ownership. Mississippi law requires any person who acquires more than 5% of the common stock of a publicly-traded corporation registered with the Mississippi Gaming Commission to report the acquisition to the Mississippi Gaming Commission, and that person may be required to be found suitable. Also, any person who becomes a beneficial owner of more than 10% of the common stock of such a company, as reported to the Mississippi Gaming Commission, must apply for a finding of suitability by the Mississippi Gaming Commission and must pay the costs and fees that the Mississippi Gaming Commission incurs in conducting the investigation. The Mississippi Gaming Commission has generally exercised its discretion to require a finding of suitability of any beneficial owner of more than 5% of a registered public or private company's common stock. However, the regulations may permit institutional investors to own beneficially up to 15% of a registered public or private company's common stock, and, in limited circumstances, up to 19% of a registered public company's common stock without a finding of suitability.

        Under certain circumstances, an "institutional investor," as defined by the regulations, which acquires more than 10% but not more than 15% of a registered public or private company's voting securities, may apply to the Executive Director of the Mississippi Gaming Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the registered public or private company, any change in the registered public or private company's corporate charter, bylaws, management, policies or operations of the registered public or private company or any of its gaming affiliates, or any other action which the Mississippi Gaming Commission finds to be inconsistent with holding the registered public or private company's voting securities for investment purposes only. Activities that are not deemed to be inconsistent with holding voting securities for investment purposes only include:

  •
  voting, directly or indirectly through the delivery of a proxy furnished by the board of directors, on all matters voted upon by the holders of such voting securities;

  •
  serving as a member of any committee of creditors or security holders formed in connection with a debt restructuring;

  •
  nominating any candidate for election or appointment to the board of directors in connection with a debt restructuring;

  •
  accepting appointment or election as a member of the board of directors in connection with a debt restructuring and serving in that capacity until the conclusion of the member's term;

  •
  making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and

  •
  such other activities as the Mississippi Gaming Commission may determine to be consistent with such investment intent.

        An institutional investor that has been granted a waiver may beneficially own more than 15%, but not more than 19%, of the voting securities of a registered public company only if such additional ownership above 15% results from the operation of such company's stock repurchase program, as long as the institutional investor does not purchase or acquire any additional voting securities of such company and the institutional investor reduces its ownership in such company to 15% or less within one year from the date the institutional investor receives constructive notice that its ownership in such company exceeded 15%.

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

        Substantially all loans, leases, sales of securities and similar financing transactions by a licensed gaming subsidiary must be reported to or approved by the Mississippi Gaming Commission. A licensed gaming subsidiary may not make a public offering of its securities, but may pledge or mortgage casino facilities if it obtains the prior approval of the Mississippi Gaming Commission. Mandalay may not make a public offering of its securities without the prior approval of the Mississippi Gaming Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi or to retire or extend obligations incurred for those purposes. The approval, if given, does not constitute a recommendation or approval of the accuracy or adequacy of the prospectus or the investment merits of the securities subject to the offering. On January 16, 2002, the Mississippi Gaming Commission granted Mandalay a waiver of the prior approval requirement for its securities offerings for a period of two years, subject to certain conditions. The waiver may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Executive Director of the Mississippi Gaming Commission.

        Under the regulations of the Mississippi Gaming Commission, CCMI may not guarantee a security issued by Mandalay pursuant to a public offering, or pledge its assets to secure payment or performance of the obligations evidenced by the security issued by Mandalay, without the prior approval of the Mississippi Gaming Commission. Similarly, Mandalay may not pledge the stock or other ownership interests of CCMI, nor may the pledgee of these ownership interests foreclose on the pledge, without the prior approval of the Mississippi Gaming Commission. Moreover, restrictions on the transfer of an equity security issued by CCMI and agreements not to encumber such securities granted by Mandalay are ineffective without the prior approval of the Mississippi Gaming Commission. The waiver of the prior approval requirement for Mandalay's securities offerings received from the Mississippi Gaming Commission on January 16, 2002 includes a waiver of the prior approval requirement for such guarantees, pledges and restrictions of CCMI, subject to certain conditions.

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

        The constitutionality of the amended Illinois Act was challenged. The lawsuit was dismissed because the court determined that the plaintiff lacked standing to challenge the amended act. The Plaintiff filed an appeal. The appellate court affirmed the circuit court decision on June 28, 2002. Rehearing was denied on August 5, 2002. The Plaintiff filed a Petition for Leave to Appeal to the State Supreme Court, which was granted on February 5, 2003. There is no assurance that the circuit court decision will be affirmed on appeal. If there is on-going litigation, there is no assurance that the amended Illinois Act will be upheld as constitutional. If the amended Illinois Act is deemed unconstitutional, all of the new provisions would no longer be in effect. Specifically, in that situation, riverboats would have to return to cruising in order to conduct gaming.

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

        An admission tax is imposed on the owner of a riverboat operation. Under recent July 1, 2002 amendments to the Illinois Act, a $3.00 admission tax is imposed for each admission to a riverboat casino. Additionally, a wagering tax is imposed on the adjusted gross receipts, as defined in the Illinois Act, of a riverboat operation. As of July 1, 2002, the wagering tax is as follows:

  •
  15% of adjusted gross receipts up to and including $25,000,000;

  •
  22.5% of adjusted gross receipts in excess of $25,000,000 but not exceeding $50,000,000;

  •
  27.5% of adjusted gross receipts in excess of $50,000,000 but not exceeding $75,000,000;

  •
  32.5% of adjusted gross receipts in excess of $75,000,000 but not exceeding $100,000,000;

  •
  37.5% of adjusted gross receipts in excess of $100,000,000 but not exceeding $150,000,000;

  •
  45% of adjusted gross receipts in excess of $150,000,000 but not exceeding $200,000,000; and

  •
  50% of adjusted gross receipts in excess of $200,000,000.

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

  •
  a licensee's financial projections.

        The Illinois Board has implemented a Voluntary Self-Exclusion Policy whereby a person who acknowledges that he/she has a gambling problem may self-identify and self-exclude himself or herself from an Illinois riverboat. The Illinois Board has prescribed procedures that owner licensees must follow in order to implement this self-exclusion program.

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

        As required under the Michigan Act, MotorCity Casino had a Development Agreement with the City of Detroit. Over the course of our negotiations with the City regarding a permanent facility, the term of the Development Agreement was extended by a series of amendments. MotorCity Casino constructed a temporary casino in accordance with the terms of the Development Agreement. This temporary casino opened on December 14, 1999. On August 2, 2002, the Detroit City Council approved a revised development agreement between the joint venture and the City of Detroit (the "Revised Development Agreement"). Under the Revised Development Agreement, MotorCity Casino is to be expanded at its current location by December 31, 2005, into a permanent facility that will include 100,000 square feet of casino space, a 400-room hotel, a 1,200-seat theater, convention space and additional restaurants, retail and parking. Depending upon market conditions, availability of additional land and the joint venture's ability to obtain reasonable financing, the joint venture could be required to construct an additional 400 rooms. Under the terms of the Revised Development Agreement, the joint venture has paid the City a total of $24.5 million. It is to pay another $2.5 million in June 2003, and an additional $17 million in 12 equal monthly installments beginning June 1, 2003. Also under the Revised Development Agreement, beginning January 1, 2006, the joint venture is to pay the City 1% of adjusted casino revenues. If its casino revenues top $400 million in any given calendar year, the payment will be increased to 2% for that calendar year.

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

        Various lawsuits have been filed in the state and federal courts challenging the constitutionality of the Casino Development Competitive Selection Process Ordinance and the Michigan Gaming Control and Revenue Act, and seeking to appeal the issuance of a certificate of suitability and casino license to MotorCity Casino. A recent decision by the Sixth Circuit Court of Appeals in Lac Vieux Desert Band of Lake Superior Chippewa Indians v. The Michigan Gaming Control Board et al. held that the ordinance in its current form was unconstitutional and remanded the case to the District Court. The Michigan Gaming Control Board ("MGCB") has taken the ruling of the Sixth Circuit Court of Appeals under advisement without comment. The District Court has declared that "the Ordinance in its current form is unconstitutional" and has awarded the Lac Vieux Band attorneys fees and costs totaling $545,094, but has rejected the Lac Vieux Band's request to require a rebidding of the three casino licenses and in addition, has rejected the Lac Vieux Band's request to enjoin the City of Detroit from entering into revised development agreements with the three casino developers, including MotorCity Casino. The Lac Vieux Band has appealed the District Court's decision to the Sixth Circuit Court of Appeals. The Sixth Circuit Court of Appeals issued an opinion granting the Lac Vieux Band's motion for an injunction pending appeal, which temporarily enjoins the City of Detroit from issuing building permits for the permanent casino facilities and temporarily enjoins the casino developers from commencing construction of the permanent casino facilities. The effect of the rulings in this case is uncertain.

        The Lac Vieux Band has filed a separate action in the Gogebic County Circuit Court in the State of Michigan entitled Lac Vieux Desert Band of Lake Superior Chippewa Indians v. Michigan Gaming Control Board in which the Lac Vieux Band has requested the Gogebic County Circuit Court to enter an order requiring the MGCB to revoke the casino licenses issued to the three Detroit casinos, including MotorCity Casino. The action has been stayed pending the resolution of the Lac Vieux Band's appeal of the District Court decision referenced above to the Sixth Circuit Court of Appeals.

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

        If it is ultimately determined that either the Michigan Act or the Detroit ordinance is defective, this could result in the termination of the license to operate our temporary casino or otherwise adversely impact our ability to continue to operate that facility and could prevent or otherwise adversely impact our ability to construct, open or operate our proposed expanded hotel-casino in Detroit. This may have an impact upon the validity of the Development Agreement entered into between the City of Detroit and Detroit Entertainment, L.L.C., and the casino license issued to Detroit Entertainment, L.L.C.

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

Other Laws and Regulations

        Each of the casino hotels and the riverboat and dockside casinos described in this report is subject to extensive state and local regulations and, on a periodic basis, must obtain various other licenses and permits, including those required to sell alcoholic beverages. We believe that we and the joint ventures in which we participate have obtained all licenses and permits required for the conduct of our operations and that our businesses and those of our joint ventures are conducted in substantial compliance with applicable laws.

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

Employees and Labor Relations

        At January 31, 2003, Mandalay and its consolidated subsidiaries employed approximately 26,800 persons. As of January 31, 2003, approximately 49% of these employees were employed pursuant to the terms of collective bargaining agreements. Three of our union contracts covering a total of approximately 3,200 employees have expired or will expire during fiscal 2004. We are currently or will be negotiating to renew these contracts. Our other collective bargaining agreements have remaining terms ranging from one to four years. We consider our labor relations to be satisfactory.

        At January 31, 2003, approximately 6,800 additional persons were employed by Mandalay's 50%-owned joint ventures. Of those individuals, approximately 20% (all employees of Monte Carlo) were employed pursuant to the terms of a collective bargaining agreement expiring in four years. We consider our joint ventures' labor relations to be satisfactory.

        A work stoppage has not been experienced at a property owned by us or a joint venture in which we participate since an industry-wide strike in 1975.

        Certain states in which gaming has been legalized have established community commitment and similar laws or requirements which require that a specified percentage of employees of gaming ventures be residents of the community or state in which the gaming venture is located or meet certain other criteria. These laws can affect our ability to attract and retain qualified employees for gaming operations we or joint ventures in which we participate conduct outside Nevada.

Internet Website Access to Our Periodic Reports

        Mandalay makes available, free of charge, through its Internet website (www.mandalayresortgroup.com) its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC").

Factors that May Affect Our Future Results

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

        Certain information included in this report and other materials filed or to be filed by Mandalay with the SEC (as well as information included in oral statements or other written statements made or to be made by us, including our 2003 Annual Report to Stockholders) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts. We have based these forward-looking statements on our current expectations about future events. These forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including:

  •
  statements relating to our business strategy;

  •
  our current and future development plans; and

  •
  statements that include the words "may," "could," "should," "would," "believe," "expect," "anticipate," "estimate," "intend," "plan" or similar expressions.

        Our forward-looking statements include information relating to plans for future expansion and other business development activities as well as capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. From time to time, oral or written forward-looking statements are also included in Mandalay's periodic reports on Forms 10-Q and 8-K, press releases and other materials released to the public.

        Any or all of the forward-looking statements in this report, in Mandalay's Annual Report to Stockholders for fiscal 2003 and in any other public statements we make may turn out to be wrong. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this report, such as government regulation and the competitive environment, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements.

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

  •
  Legalization of gaming in any additional jurisdictions from which our properties or those of one or more of our joint ventures draw their visitors, including jurisdictions near our joint venture properties located near Detroit, Michigan and Elgin, Illinois, or the establishment of new large-scale gaming operations on nearby Native American reservations, could adversely affect our operations and/or those of one or more of our joint ventures.

  •
  On March 7, 2000, California voters approved an amendment to the California constitution that gave Native American tribes in California the right to conduct gaming operations offering a limited number of slot machines and a range of house-banked card games, and the number of slot machines each tribe is allowed to operate is subject to change pursuant to negotiations which have been initiated between the tribes and the State of California. At this time, we cannot determine the future growth of Native American gaming in California or the impact of such growth on our Nevada operations and those of our Nevada joint ventures.

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

  •
  Changes in applicable laws or regulations could have a significant effect on our operations and those of the joint ventures in which we participate.

  •
  Our operations and those of the joint ventures in which we participate are affected by changes in local and national general economic, market and other conditions in the locations where those operations are conducted and where customers live.

  •
  Our Nevada properties and those of the two Nevada joint ventures in which we participate are affected by economic conditions in California and elsewhere in the United States. Our operations at Mandalay Bay may also be susceptible to the effects of economic or other conditions in the Far East, from where slightly more than half of our high-end gaming volume originates.

  •
  We and the joint ventures in which we participate are large consumers of electricity and other energy. Accordingly, any significant shortages of, and/or substantial increases in the cost of, energy (such as occurred in fiscal 2002) that may occur at any of our properties or those of our joint ventures could have a negative impact on our future operating results. Additionally, higher energy and gasoline prices, or shortages of those commodities which affect our customers, may adversely impact the number of customers who visit our properties and those of our joint ventures and adversely impact our revenues.

  •
  The interstate highway between southern California, where a large number of our customers reside, and Las Vegas has experienced long traffic delays, due to construction work or otherwise, during peak periods. Such delays may affect the number of customers who visit our properties in southern Nevada.

  •
  Any construction, including the suites tower and retail center currently being constructed at Mandalay Bay and the planned expansion of MotorCity Casino in Detroit can be affected by a number of factors, including delays in obtaining necessary governmental permits and approvals and legal challenges. Changes may be made in the scope of a project, budgets and schedules for competitive, aesthetic or other reasons, and these changes may also result from circumstances beyond our control. These circumstances include weather interference, shortages of materials and labor, work stoppages, labor disputes, unforeseen engineering, environmental or geological problems and unanticipated cost increases. Any of these circumstances could give rise to delays in the completion of any project we or any joint venture in which we participate may undertake and/or cost overruns.

  •
  The gaming industry represents a significant source of tax revenues to the state, county and local jurisdictions in which gaming is conducted. From time to time, various state and federal legislators and officials have proposed changes in tax laws, or in the administration of the laws, affecting the gaming industry. On July 1, 2002, a tax increase on casinos took effect in Illinois that included a top-end rate of 50% on gaming revenues exceeding $200 million. Proposals in recent years that have not been enacted include a federal gaming tax and increases in state or local taxes.

  •
  We believe that our recorded balances with respect to federal and state income taxes are adequate. However, it is not possible to determine with certainty the likelihood of possible changes in the tax laws or their administration. Changes in federal or state tax laws, if adopted, could have a material negative effect on our operating results and the operating results of joint ventures in which we participate.

  •
  The interest rate on a portion of our long-term debt is subject to fluctuation based on changes in short-term interest rates, our leverage ratio and the ratings which national rating agencies assign to outstanding debt. We may incur additional debt, all or a portion of which may be at interest rates that are subject to fluctuation. Interest expense could increase as a result of these factors.

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

  •
  The terrorist attacks of September 11, 2001 adversely impacted our operations and any future attacks, as well as any hostilities which may develop between the United States and other countries, including the war in Iraq and its aftermath, could have a material adverse effect on our future operations.

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

        Luxor and Excalibur.    We own a 117-acre parcel on the southwest corner of the intersection of the Las Vegas Strip and Tropicana Avenue, with approximately 2,400 feet of frontage on the Las Vegas Strip, that includes, Excalibur, which is situated on the northern portion of the parcel, and Luxor, which is situated on the site to the south of Excalibur. For additional information concerning Luxor and Excalibur, see "Overview" and "Property Descriptions—Las Vegas, Nevada—Luxor" and—Excalibur" in Item 1 of this report.

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

        Gold Strike.    We own approximately 51 acres and the Gold Strike Hotel & Gambling Hall, which is situated on the site, located on the east side of I-15 in Jean, Nevada, approximately 12 miles from the California/Nevada border and 25 miles from Las Vegas. For additional information concerning Gold Strike, see "Overview" and "Property Descriptions—Jean, Nevada—Gold Strike" in Item 1 of this report.

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

        MotorCity Casino.    We hold a 53.5% interest in the joint venture that owns and operates MotorCity Casino. MotorCity Casino and its related amenities are located on approximately 12 acres of land in Detroit, Michigan, near the downtown area. The joint venture owns approximately 10 additional acres of undeveloped land in the vicinity of MotorCity Casino. For additional information concerning MotorCity Casino, see "Overview" and "Property Descriptions—Detroit, Michigan—MotorCity Casino (53.5%-owned)" in Item 1 of this report.

        Other Real Property.    Slots-A-Fun is situated on a 30,000-square-foot parcel that we own and has approximately 100 feet of frontage on the Las Vegas Strip.

        We own approximately 37 acres of unimproved land at the south end of the Las Vegas Strip, including 22 acres located immediately south of Mandalay Bay and approximately 15 acres located across the Las Vegas Strip from Luxor.

        We own 60 acres of land in Jean, Nevada to the north of Gold Strike and approximately 89 acres of land in Sloan, Nevada off of I-15. Sloan is located between Jean and Las Vegas.

        We also own or lease, or have options and/or agreements to purchase or lease, certain other improved and unimproved properties which are not deemed to be material to us.

        As of January 31, 2003, none of the aforementioned properties we own, other than MotorCity Casino, was subject to any encumbrance securing the repayment of indebtedness. As of January 31, 2003, MotorCity Casino was subject to encumbrances securing indebtedness in the principal amount of $20.0 million.

        Fifty-Percent-Owned Joint Ventures.    Mandalay, either directly or through wholly owned subsidiaries, owns:

  •
  a 50% interest in the joint venture entity which owns and operates Grand Victoria, a riverboat casino and land-based entertainment complex in Elgin, Illinois;

  •
  a 50% interest in the joint venture entity which owns and operates Monte Carlo, a hotel-casino complex on the Las Vegas Strip; and

  •
  a 50% interest in the joint venture entity which owns and operates Silver Legacy, a hotel-casino in Reno.

        Reference is made to the information concerning these joint venture properties appearing under the captions "Overview" and "Property Descriptions—Las Vegas, Nevada—Monte Carlo (50%-owned)",—Reno, Nevada—Silver Legacy (50%-owned)" and—Elgin, Illinois—Grand Victoria (50%-owned)" in Item 1 of this report, which information is hereby incorporated in this Item 2 by this reference.

        The following table sets forth for each of our 50%-owned joint venture properties the principal amount of indebtedness secured by encumbrances on that property as of January 31, 2003.

Property	Amount
(in millions)
Silver Legacy	$166.4	*
Monte Carlo	—	**
Grand Victoria	—

*
On March 5, 2002, Silver Legacy issued $160 million of 10 1/8% Mortgage Notes due 2012. Contemporaneously with the issuance of the notes, Silver Legacy entered into a new senior secured credit facility, comprised of a $20 million amortizing term loan (which had been permanently reduced to $7 million at January 31, 2003) and a $20 million revolving credit facility. The net proceeds from the issuance of the mortgage notes, combined with draws under the new credit facility, were used to repay the prior credit facility and to fund a $30 million distribution to the Silver Legacy partners ($20 million of which was distributed to Mandalay).

**
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

        The consolidated complaints allege that the defendants are involved in a scheme to induce people to play electronic video poker and slot machines based on false beliefs regarding how such machines operate and the extent to which a player is likely to win on any given play. The actions included claims under the Federal Racketeering Influenced and Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seek unspecified compensatory and punitive damages. A motion for class certification was filed in March 1998. On June 26, 2002, the Motion for Class Certification was denied. Subsequently, the Plaintiffs sought permission from the Ninth Circuit Court of Appeals to appeal the issue of class certification. The Court of Appeals has granted the Plaintiffs' motion and has entered a briefing schedule. Once the briefing is completed, it is anticipated that the Court of Appeals will schedule oral argument. At this time, it is not known when oral argument will be scheduled or when the Court of Appeals would rule upon the class certification issue.

Detroit Litigation

        In Lac Vieux Desert Band of Lake Superior Chippewa Indians v. The Michigan Gaming Control Board et al., originally filed on February 26, 1997, the Lac Vieux Band of Lake Superior Chippewa Indians has sought to challenge the validity of the Michigan Gaming Control and Revenue Act (the "Michigan Act") and the City of Detroit's Casino Development Competitive Selection Process Ordinance (the "Ordinance"). On October 31, 1997, the United States District Court for the Western District of Michigan issued an opinion holding that the Lac Vieux Band lacked standing to challenge the Michigan Act and the Ordinance on First Amendment and Equal Protection grounds. In a decision issued on April 12, 1999, the United States Court of Appeals for the Sixth Circuit affirmed the District Court's determination that the Lac Vieux Band lacked standing to challenge the Michigan Act. However, the Sixth Circuit reversed the District Court's determination that (i) the Lac Vieux Band lacked standing to challenge the Ordinance, (ii) the First Amendment is not implicated in the Ordinance, and (iii) a rational basis review rather than a strict scrutiny review should be applied in determining the merits of the Lac Vieux Equal Protection claim regarding the Ordinance. The Sixth Circuit remanded the case to the District Court for further proceedings consistent with the Sixth Circuit's decision. On July 17, 2000, the District Court found in favor of the Defendants as to all matters remanded by the Sixth Circuit Court of Appeals. The Lac Vieux Band appealed the District Court's decision to the Sixth Circuit Court of Appeals, which found that the Ordinance in its current form was unconstitutional and remanded the case to the District Court. The District Court has declared that "the Ordinance in its current form is unconstitutional" and has awarded the Lac Vieux Band attorney fees and costs totaling $545,094, but has rejected the Lac Vieux Band's request to require a rebidding of the three casino licenses and, in addition, has rejected the Lac Vieux Band's request to enjoin the City of Detroit from entering into revised development agreements with the three casino developers, including MotorCity Casino. The Lac Vieux Band has appealed the District Court's decision to the Sixth Circuit Court of Appeals. The Sixth Circuit Court of Appeals issued an opinion granting the Lac Vieux Band's motion for an injunction pending appeal, which temporarily enjoins the City of Detroit from issuing building permits for the permanent casino facilities and temporarily enjoins the casino developers from commencing construction of the permanent casino facilities. The effect of the rulings in this case is uncertain. The Lac Vieux Band has also requested the Michigan Gaming Control Board ("MGCB") to place the three Detroit casinos, including MotorCity Casino, into a conservatorship under the Michigan Act. The MGCB has taken the Lac Vieux Band's request under advisement without comment. The Lac Vieux Band filed a separate lawsuit against the MGCB in the Circuit Court of Gogebic County, Michigan on April 12, 2002, entitled Lac Vieux Desert Band of Lake Superior Chippewa Indians v. Michigan Gaming Control Board in which the Lac Vieux Band has requested the Gogebic County Circuit Court to enter an order requiring the MGCB to revoke the casino licenses issued to the three Detroit casinos, including MotorCity Casino. While Mandalay is not a party, our Detroit joint venture has intervened in the Lac Vieux lawsuit in Gogebic County. This action has been stayed pending the resolution of the Lac Vieux Band's most recent appeal to the Sixth Circuit Court of Appeals. Depending upon the eventual outcome of the litigation pending in the Sixth Circuit Court of Appeals and the Gogebic County Circuit Court, the continued operation of our Detroit joint venture's temporary facility, and/or its ability to retain its certificate of suitability and casino license for its permanent facility, could be adversely affected or even precluded.

        On February 13, 2002, John Ren filed suit in the Circuit Court of Wayne County, Michigan against our Detroit joint venture and the other two casino operations in Detroit. The plaintiff purports to represent himself and a class consisting of all persons who lost money and/or incurred debts that remain unpaid at any of the three Detroit casinos. Relying upon the Sixth Circuit Court of Appeal's Lac Vieux decision referenced above, the plaintiff alleges that the three casinos have been operating illegally and continue to do so. The relief sought by the plaintiff includes an injunction to restrain the three casinos from remaining open until properly licensed, compensatory damages, and disgorgement of all profits "unjustly obtained." On April 9, 2002 the Wayne County Circuit Court dismissed the plaintiff's lawsuit on the basis that the plaintiff should first seek relief from the Michigan Gaming Control Board. The plaintiff has filed a claim with the Michigan Gaming Control Board, where the claim is pending.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matter was submitted to a vote of Mandalay's security holders during the fourth quarter of the fiscal year ended January 31, 2003.

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

Fiscal 2003	Low	High
First Quarter	$25.95	$37.00
Second Quarter	$23.19	$36.74
Third Quarter	$26.05	$35.30
Fourth Quarter	$25.12	$31.70
Fiscal 2002	Low	High
First Quarter	$18.79	$23.95
Second Quarter	$23.35	$27.89
Third Quarter	$13.90	$25.60
Fourth Quarter	$16.16	$27.39

        Holders.    On April 28, 2003 there were 2,775 holders of record of Mandalay's common stock.

        Dividends.    During fiscal 2002 and fiscal 2003, Mandalay did not pay any cash dividend on its common stock, which is Mandalay's only outstanding class of equity securities. While we did not pay any cash dividends during those periods, we did make payments to our stockholders in the form of the payments we made for shares of Mandalay common stock we purchased pursuant to our share purchase authorizations. For information concerning our recent share purchase activity and our current share purchase authorization, reference is made to the discussion appearing in Item 7 of this report in the "Financial Position and Capital Resources" section of our Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions "Financing Activities," "Share Purchases" and "Off Balance Sheet Arrangements—Equity Forward Agreements."

        Recent Sales of Unregistered Securities.    Reference is made to the discussion of equity forward agreements (the "B of A Agreements") we entered into with Bank of America ("B of A") which appears under the caption "Financial Position and Capital Resources—Off Balance Sheet Arrangements—Equity Forward Agreements" in our Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report. The B of A Agreements, which were entered into to facilitate our authorized share purchase program, provided for periodic adjustments to the number of shares B of A held under the B of A Agreements. Depending on whether the market price of our common stock had increased or decreased since the last adjustment, the periodic adjustments could have involved B of A's delivery of shares to us or our delivery of shares to B of A. The periodic adjustments were for the purpose of maintaining the market value of the shares held by B of A under the B of A Agreements as of the respective dates of the adjustments at the level equal to the aggregate purchase price paid by B of A for the shares it purchased pursuant to the B of A Agreements, as the same could be reduced by interim cash payments we made to B of A. On December 31, 2002, pursuant to the periodic adjustment provisions of the B of A Agreements, we delivered 286,280 shares to B of A which were acquired by B of A for its own account and without any view to their distribution and the stock certificate evidencing the shares was inscribed with a restrictive legend. Pursuant to the terms of the B of A Agreements, we agreed to register the shares for sale by B of A if we did not purchase all of the shares held by B of A under the B of A Agreements on March 31, 2003, or such later date as could have been agreed to by the parties. The issuance of the shares was not registered under the Securities Act of 1933 because the transaction did not involve a sale or, if the transaction should be deemed to constitute a sale, the transaction was one not involving any public offering within the meaning of Section 4(2) of the Securities Act of 1933. For information concerning our settlement of the B of A Agreements on March 31, 2003, see "Financial Position and Capital Resources—Off Balance Sheet Arrangements—Equity Forward Agreements" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report.

        Equity Compensation Plans.    Reference is made to the information appearing in Item 12 of this report under the caption "Equity Compensation Plan Information," which is incorporated herein by this reference.

ITEM 6. SELECTED FINANCIAL DATA.

	Year ended January 31,
	2003	2002	2001	2000	1999
	(amounts in thousands, except per share amounts)
Operating Results:(1)
Net Revenues(2)	$2,354,118	$2,348,512	$2,381,139	$1,926,278	$1,370,498
Income from operations	452,306	351,060	431,534	273,736	242,779
Pretax income	195,334	93,006	194,392	103,116	140,815
Net income(3)	115,603	53,044	119,700	42,163	85,198
Basic earnings per share	$1.71	$.73	$1.53	$.47	$.90
Diluted earnings per share	$1.65	$.71	$1.50	$.46	$.90
Balance Sheet Data:
Total assets	$4,354,664	$4,032,478	$4,235,406	$4,312,278	$3,869,402
Long-term debt	2,763,593	2,482,087	2,623,597	2,691,292	2,259,149
Stockholders' equity	882,929	940,609	1,068,940	1,187,780	1,157,628

(1)
Mandalay Bay opened on March 2, 1999 and MotorCity Casino opened on December 14, 1999. Silver City, a small casino on the Las Vegas Strip, was operated under a lease which expired October 31, 1999.

(2)
During fiscal 2003, we reclassified equity in earnings of unconsolidated affiliates from revenues to a separate component within income from operations. Prior fiscal years have been reclassified to conform to the new presentation. This reclassification had no impact on previously reported income from operations or net income.

(3)
Net income includes charges for the cumulative effect of an accounting change of $1.9 million related to goodwill in fiscal 2003 and $22.0 million related to preopening expenses in fiscal 2000. In accordance with the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" on February 1, 2002, Mandalay no longer amortizes goodwill.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

        We are one of the largest hotel/casino operators in the United States. Our operations consist of wholly owned resorts in Nevada and Mississippi, as well as jointly owned resorts in Nevada, Illinois and Michigan. Our resorts cater to a wide variety of customers, and we strive to provide the best value in each of the markets where we compete. We generate half of our net revenues from gaming activities, and nearly one-quarter from room sales.

        Our core market is Las Vegas, where our properties generate approximately two-thirds of our operating income. Mandalay Bay has become the best performer among our properties in this market. As our flagship operation, Mandalay Bay possesses amenities that appeal to higher-income customers. Strong demand from this segment of our customer base has permitted us greater pricing leverage, which has helped to drive results at this property. With the addition of the convention center, all-suites hotel tower and retail center (each discussed more fully under "Financial Position and Capital Resources—New Projects" below), Mandalay Bay should continue to be the leading driver of future growth for our company.

        Our operating results are highly dependent on the volume of customers visiting and staying at our resorts. This is particularly evident in our two principal revenue centers—the casino and the hotel. The volume of casino activity is measured by "drop," which refers to amounts wagered by our customers. The amount of drop which we keep and which is recognized as casino revenue is referred to as our "win" or "hold." In our hotel business, a key metric is revenue per available room, or "REVPAR." REVPAR reflects both occupancy levels and room rates, each of which is impacted by customer demand, among other factors.

Critical Accounting Policies

        The consolidated financial statements included in this report were prepared in conformity with accounting principles generally accepted in the United States. Certain accounting policies require us to apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, observance of trends in the gaming industry and information available from other outside sources. There can be no assurance that actual results will not differ from these estimates. The following is a summary of our critical accounting policies. See also the summary of significant accounting policies included in Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

Property and Equipment

        We have significant capital invested in our property and equipment, which represents almost 75% of our total assets. We utilize our judgement in various ways including (i)determining whether an expenditure is considered a maintenance expense or a capital asset; (ii) determining the estimated useful lives of assets; (iii) determining the salvage values to be assigned to assets; and (iv) determining if or when an asset has been impaired. The accuracy of these estimates affects the amount of depreciation expense recognized in our income statement, whether we have a gain or loss on the disposal of an asset and whether or not we record an impairment loss related to an asset.

        We review the carrying value of our property and equipment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors we consider in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the operating unit level, which for most of our assets is the individual casino. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. The ability to accurately predict future cash flows may impact the determination of fair value, and hence, the amount of the impairment loss. Our assessment of cash flows represents our best estimate as of the time of the impairment review and is consistent with our internal planning. Based upon our most recent review of the carrying values of our property and equipment, we do not believe that there are additional impairments that have occurred or are likely to occur in the near term.

Goodwill and Other Intangible Assets

        We have $38.3 million in goodwill and $93.4 million in intangible development costs on our consolidated balance sheet at January 31, 2003. Effective February 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires an annual review of goodwill and other indefinite-life intangible assets for impairment. We completed our initial assessment of these assets, pursuant to which we recorded an impairment charge of $1.9 million (reflected as a cumulative effect of a change in accounting principle) in the first quarter of fiscal 2003. We also completed our annual assessment for impairment in the fourth quarter of fiscal 2003, pursuant to which we recorded an additional impairment charge of $5.4 million.

        The annual evaluation of goodwill and other indefinite-life intangible assets requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value. Changes in forecasted operations can materially affect these estimates. Once an impairment of goodwill or other intangible assets has been recorded, it cannot be reversed. Based upon our most recent review of goodwill and another intangible asset, we do not believe that there are additional impairments that have occurred or are likely to occur in the near term. The remaining goodwill relates entirely to our acquisition of Slots-A-Fun and our investment in MotorCity Casino in Detroit. The carrying value of goodwill related to these investments, relative to the market value of the other assets, is small and furthermore, operating results at these properties have historically been strong and stable. Consequently, in our opinion, it is unlikely that there will be additional goodwill impairment in the near term.

Players' Club Program

        Our players' club program offers incentives to customers who gamble at our casinos. Customers earn points, redeemable for cash and complimentaries, based upon their level of gambling. These points accumulate until such time as the customer elects to redeem them, up to a maximum of 18 months at which time the points expire. We accrue expense related to this program as the points are earned based upon historical redemption percentages and, in the case of complimentaries, the estimated cost of the complimentaries to be provided. The actual amount of expense can differ from this estimate to the extent that actual redemptions differ from historical patterns. For example, to the extent players increase their redemption activity above historical levels, the actual expense we incur related to our players' club could be significantly higher.

Bad Debt Reserves

        We reserve an estimated amount for receivables that may not be collected. These bad debt reserves are estimated using a combination of specific reserves and various percentages applied to aged receivables based upon our judgment. We consider historical collection rates along with customer relationships in determining specific reserves. At January 31, 2003, we had $27.3 million in our bad debt reserve, representing approximately 33% of the related receivables. To the extent world events such as economic downturns, war or further terrorist attacks impact the ability of our customers to pay us, our reserves could be inadequate. However, the majority of our casino receivables relate to domestic play. Consequently, we believe our casino receivables are less exposed to the impact of some of these events. Notwithstanding, we believe our current reserve is appropriate and reasonable based upon our experience.

Self-Insurance Accruals

        We are self-insured, up to certain limits, for costs associated with workers' compensation and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not yet reported. At January 31, 2003, we had total self-insurance accruals reflected on our balance sheet of $8.0 million. In estimating these accruals, we consider historical loss experience and make judgments about the expected levels of costs per claim. We believe our estimates of future liability are reasonable based upon our methodology; however, changes in health care costs, accident frequency and severity and other factors could materially affect the estimate for these liabilities.

Income Taxes

        We are subject to income taxes in the United States and in several states in which we operate. We account for income taxes according to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied. At January 31, 2003, we had $37.7 million of deferred tax assets and $248.8 million of deferred tax liabilities. We believe that our deferred tax assets are fully realizable because of the future reversal of existing taxable temporary differences and future projected taxable income.

        Our income tax returns are subject to examination by the Internal Revenue Service and other tax authorities. We regularly assess the potential outcomes of these examinations in determining the adequacy of our provision for income taxes and our income tax liabilities. Inherent in our determination of any necessary reserves are assumptions based on past experiences and judgments about potential actions by taxing authorities. Our estimate of the potential outcome for any uncertain tax issues is highly judgmental. We believe we have adequately provided for any reasonable and foreseeable outcome related to uncertain tax matters.

        When actual results of tax examinations differ from our estimates, we adjust the income tax provision in the period in which the examination issues are settled. In August 2002, we settled the IRS audits of our fiscal 1992 through fiscal 1995 tax returns, which did not result in a material impact on our results of operations or financial position. The tax returns for years after fiscal 1995 are still under examination or are subject to possible future examination.

Contingencies

        We are involved in various legal proceedings, as more fully discussed in Note 17 of the Notes to Consolidated Financial Statements in Item 8 of this report. Due to their nature, such legal proceedings involve inherent uncertainties including, but not limited to, court rulings, negotiations between affected parties and governmental intervention. Management assesses the probability of loss for such contingencies and accrues a liability and/or discloses the relevant circumstances, as appropriate. We believe that any liability to the company that may arise as a result of currently pending legal proceedings will not have a material adverse effect on our financial condition, taken as a whole.

Fiscal 2003 Compared with Fiscal 2002

SIGNIFICANT FACTORS AFFECTING RESULTS OF OPERATIONS IN FISCAL 2003

September 11, 2001

        We believe that the terrorist attacks of September 11, 2001 continued to affect our operating results in fiscal 2003. Our Las Vegas properties are particularly dependent on air travel for a substantial portion of their customers. While passenger counts in fiscal 2003 at McCarran International Airport, as well as overall Las Vegas visitor volume, rebounded from the depressed levels immediately following September 11, 2001, they remained below the counts recorded for fiscal 2001 (the last fiscal year unaffected by the attacks). As a result, fewer customers visited or stayed at our Las Vegas properties, and this led to a drop in revenues at most of those properties in fiscal 2003.

        Our properties in our other markets were not as vulnerable to the aftermath of September 11, 2001, and, consequently, their operations do not appear to have been significantly impacted. We cannot predict the extent to which the events of September 11, 2001 will continue to directly or indirectly impact our operating results, nor can we predict the extent to which the war with Iraq, future security alerts or additional terrorist attacks may interfere with our operations.

Economic Recession

        Historically, there has not been a high correlation between economic conditions and our operating results. This has been true with respect to the overall U.S. economy and also the regional economies from which we derive a sizeable portion of our customers (e.g., California). However, we believe the broad economic recession in the country last year did have a significant effect on our results for fiscal 2003.

Expansion of Native American Gaming

        On March 7, 2000, California voters approved Proposition 1A, which amended the California constitution and legalized "Nevada-style" gaming on Native American reservations. Since then, a significant expansion of Native American gaming operations has occurred in California and is continuing. This trend has caused generally lower operating results at our properties in the secondary markets of Reno, Laughlin and Jean, Nevada. While most existing Native American gaming facilities in California are modest compared to our Nevada casinos, numerous Native American tribes have announced they are developing, or are considering establishing, large-scale hotel and gaming facilities in California. Numerous other tribes are at various stages of planning new or expanded facilities. The continued growth of Native American gaming establishments in California (as well as elsewhere in the country) could have a material adverse effect on our operations.

RESULTS OF OPERATIONS

Earnings per Share

        For the year ended January 31, 2003, we reported net income of $115.6 million, or $1.65 per diluted share, versus $53.0 million, or $.71 per diluted share, for the year ended January 31, 2002.

        The increase in earnings for fiscal 2003 was due primarily to a $71.0 million decrease in depreciation and amortization expense, which was partially offset by a related $16.9 million increase in operating lease rent (see "Depreciation and Amortization" below). Earnings in fiscal 2003 also benefitted from a $14.2 million decrease in interest expense; an overall reduction in write-offs related to asset impairment, goodwill impairment and intangible assets; and a decrease in the average number of diluted shares outstanding.

        Earnings for fiscal 2003 reflected strong results at Mandalay Bay and MotorCity Casino. At Mandalay Bay, operating income surged 92%, on the strength of cost-cutting measures implemented after September 11, 2001, lower depreciation and amortization expense and a decline in entertainment expense due to the July 2002 closing of the "Storm" production in the Mandalay showroom. Mandalay Bay also benefitted from the January 3, 2003 opening of the new convention center. At MotorCity Casino, operating income rose 27% (despite the intangible write-off discussed below), reflecting higher slot machine revenues at that property.

        Other factors affecting our fiscal 2003 and 2002 results included the following:

        Preopening expenses.    We recorded preopening expenses of $4.6 million for fiscal 2003 and $2.2 million for fiscal 2002. In both years, these expenses related primarily to the new convention center at Mandalay Bay that opened in January 2003.

        Adjustments to carrying values.    At the end of each quarterly reporting period, we adjust the carrying value of investments associated with our Supplemental Executive Retirement Plan ("SERP"), a defined benefit plan for senior executives, to reflect their market value. These noncash adjustments (reflected in the "Interest, dividends and other income" caption) amounted to losses of $2.9 million and $2.1 million for fiscal 2003 and 2002, respectively.

        Write-off of intangibles.    Results for fiscal 2003 reflect the write-off of $13.0 million of intangible costs associated with MotorCity Casino in Detroit. These intangible costs represent amounts paid by Mandalay to its partner, Atwater Casino Group, in exchange for a so-called preference (applicable to predecessors of Atwater Casino Group) to develop a casino in Detroit. In early 2002, preferences of this nature were declared unconstitutional by a federal appeals court. On August 2, 2002, MotorCity signed a Revised Development Agreement with the City of Detroit which provided for the development of an expanded permanent casino on the site of the current facility. As a result of these events, it was determined that the intangible preference had no value and should be written off.

        Goodwill impairment.    Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), became effective for Mandalay on February 1, 2002. Under SFAS 142, goodwill is no longer amortized, but must be reviewed at least annually for impairment. In connection with our implementation of SFAS 142, we completed an analysis of the goodwill arising from our prior acquisitions and recorded a write-off of $1.9 million, representing the unamortized goodwill associated with the June 1, 1995 acquisition of the Railroad Pass Hotel and Casino in Henderson, Nevada. This write-off was reflected as a cumulative effect of a change in accounting principle in the quarter ended April 30, 2002. Pursuant to our subsequent annual review for goodwill impairment, we recorded a write-off of $5.4 million that was reflected as an impairment loss in the fourth quarter of fiscal 2003. This write-off represented the unamortized goodwill associated with the February 1, 1983 acquisition of the Edgewater Hotel and Casino in Laughlin, Nevada. It was necessitated by a decline in income from operations at that property, as well as lower future expectations attributable to the impact on the Laughlin market of increased competition from Native American casinos. The effects of the above write-offs were offset by the elimination of goodwill amortization in fiscal 2003. Goodwill amortization in fiscal 2002 had amounted to $11.8 million.

        Other impairment.    In fiscal 2002, we recorded an impairment loss of $52.0 million related to the write-down of the carrying value of our two Jean properties, Gold Strike and Nevada Landing. This write-down reflected the downturn in these properties' operating results due to the continued expansion of Native American casinos in California. The write-down was made in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Of the $52.0 million write-down, $17.9 million represented goodwill.

Revenues

        Revenues increased $5.6 million, or less than 1%, for the year ended January 31, 2003. The increase was due to a $35.9 million, or 10%, increase in revenues at MotorCity Casino in Detroit, Michigan. This increase was partially offset by lower revenues at our Las Vegas Strip properties stemming from the continued effect of September 11, 2001 and the recession. Revenues at these properties were down $13.8 million, or 1%. Revenues also declined at our other Nevada properties, mainly because of expanded Native American gaming in California. In Reno, revenues decreased $9.2 million, or 8%; in Laughlin they were down $4.1 million, or 3%; and in Jean they were down $4.4 million, or 5%.

Casino Revenues

        Casino revenues rose $3.5 million, or less than 1%, in fiscal 2003. Casino revenues declined at most of our major wholly owned properties due to the impact of the significant factors discussed previously (the exceptions were Luxor in Las Vegas and Gold Strike in Tunica County, Mississippi, which recorded slight increases). These declines were offset by a $35.9 million, or 10%, increase in casino revenues at MotorCity Casino.

Room Revenues

        Room revenues fell $11.3 million, or 2%, in fiscal 2003. Despite improving steadily throughout fiscal 2003, REVPAR at our Las Vegas properties decreased 2% from fiscal 2002 due mainly to the lingering effects of the September 11, 2001 attacks and the recession. The following table compares average room rates, occupancy and REVPAR at our major wholly owned properties:

	FYE 1/31/2003			FYE 1/31/2002
	Rate	Occ.%	REVPAR	Rate	Occ.%	REVPAR
Mandalay Bay	$173	80%	$139	$167	80%	$134
Luxor	$95	84%	$79	$98	83%	$81
Excalibur	$69	90%	$62	$70	92%	$64
Circus Circus—Las Vegas	$53	89%	$47	$55	89%	$49
Circus Circus—Reno	$53	78%	$41	$54	81%	$44
Colorado Belle	$34	73%	$25	$31	80%	$25
Edgewater	$32	73%	$23	$30	78%	$23
Gold Strike—Tunica	$53	73%	$39	$62	78%	$48
Weighted average—all wholly owned properties	$80	82%	$65	$81	83%	$67
Weighted average—wholly owned Las Vegas Strip properties	$94	86%	$80	$95	86%	$82

Food and Beverage Revenues

        Food and beverage revenues increased $3.8 million, or 1%, in fiscal 2003. The increase was mainly due to the expansion of Mandalay Bay's convention business following the opening of the new convention center on January 3, 2003.

Other Revenues

        Other revenues come principally from entertainment, amusements and retail stores. Other revenues rose $1.7 million, or 1%, in fiscal 2003. The continued success of Blue Man Group at Luxor largely offset the impact from the closing of "Storm" at Mandalay Bay.

Income from Operations

        For the year ended January 31, 2003, income from operations rose $101.2 million, or 29%, from the previous year. The composite operating margin in fiscal 2003 was 19.2% versus 14.9% in fiscal 2002. Income from operations for fiscal 2003 benefitted from the reduction of depreciation and amortization expense and from cost-cutting measures undertaken at all of our properties following September 11, 2001. These benefits were partially offset by the $13.0 million write-off of intangible assets at MotorCity Casino and the $5.4 million goodwill write-off at Edgewater discussed earlier. Meanwhile, income from operations in fiscal 2002 was negatively affected by the previously discussed impairment loss of $52.0 million related to our Jean, Nevada properties. The table below summarizes our operating results by property and is followed by a discussion of operating results by market.

	FYE 1/31/2003			FYE 1/31/2002
	Income from Operations	Depreciation and Amortization	EBITDA(1)	Income from Operations	Depreciation and Amortization	EBITDA(1)
	(in millions)
Mandalay Bay	$79.8	$35.0	$114.8	$41.6	$43.4	$85.0
Luxor	79.6	18.1	97.7	74.9	33.8	108.7
Excalibur	64.9	11.4	76.3	67.6	17.9	85.5
Circus Circus—Las Vegas(2)	39.5	17.4	56.9	39.8	23.0	62.8
Gold Strike—Tunica	14.0	12.2	26.2	11.0	12.8	23.8
Colorado Belle/Edgewater	5.3	10.3	15.6	10.5	11.5	22.0
Circus Circus—Reno	12.9	7.0	19.9	14.4	9.2	23.6
Gold Strike properties(3)	3.5	4.0	7.5	(55.6)	10.2	(45.4)
MotorCity Casino(4)	91.8	24.9	116.7	72.2	39.1	111.3
Unconsolidated joint ventures(5)	98.0	0.3	98.3	107.1	6.5	113.6
Other	(5.7)	0.5	(5.2)	(3.7)	0.9	(2.8)

Subtotal	483.6	141.1	624.7	379.8	208.3	588.1
Corporate expense	(31.3)	3.9	(27.4)	(28.7)	7.7	(21.0)

Total	$452.3	$145.0	$597.3	$351.1	$216.0	$567.1

(1)
Earnings before interest, taxes, depreciation and amortization ("EBITDA"). EBITDA is included because, as in other entertainment industries, many investors consider it an important measure of property performance, since it factors out the impact of depreciation and amortization, the principal noncash expenses affecting income from operations. EBITDA is not an accepted measure of performance under GAAP and should not be considered an alternative to GAAP measures of performance.

(2)
Includes Circus Circus—Las Vegas and Slots-A-Fun.

(3)
Includes Gold Strike, Nevada Landing and Railroad Pass.

(4)
MotorCity Casino is 53.5%-owned and its operations are consolidated for financial reporting purposes.

(5)
Includes Monte Carlo, Grand Victoria and Silver Legacy, each of which is 50%-owned.

Las Vegas

        Our Las Vegas properties (including our 50% share of Monte Carlo) posted an overall increase in income from operations of $42.4 million, or 17%, for fiscal 2003. At Mandalay Bay, income from operations rose $38.2 million, or 92%, despite flat revenues. The main contributors to the increase at

Mandalay Bay were the cost-cutting measures implemented after September 11, 2001, a combined $10.1 million reduction in depreciation expense and operating lease rent (see the discussions under "Depreciation and Amortization" and "Operating Lease Rent") and a decrease in entertainment expense stemming from the July 2002 closing of the "Storm" production in the Mandalay showroom. The preproduction costs associated with this show were fully expensed in fiscal 2002 in anticipation of the closing. "Storm" was replaced by the Broadway hit "Mamma Mia!", which opened February 3, 2003.

        While cost-cutting measures also benefitted our other Las Vegas properties, results were mixed. Income from operations at Luxor in fiscal 2003 was up $4.7 million, or 6%, while the contribution from Monte Carlo increased by $2.4 million, or 8%, for the year. However, at Excalibur, income from operations was down $2.7 million, or 4%, and at Circus Circus it declined $0.3 million, or 1%. These latter two properties cater primarily to the middle-income market segment, which appears to have been more impacted by the significant factors discussed previously.

Reno

        Income from operations at our Reno properties (including our 50% share of Silver Legacy) was down $3.3 million, or 11%, in fiscal 2003. Expanded Native American gaming in California and the northwestern U.S. contributed to the decline, as did the economic recession. The absence from Reno of the American Bowling Congress National Championship, which was held there in fiscal 2002, also affected our results. However, in fiscal 2004, the women's national bowling tournament will be held in Reno, which is scheduled to host the men's or women's national bowling tournament in two out of every three years through fiscal 2010.

Laughlin

        Our two Laughlin properties, Colorado Belle and Edgewater, posted a combined decrease in income from operations of $5.2 million, or 50%, for fiscal 2003. The decline was due to the write-off of $5.4 million of goodwill associated with Edgewater, as discussed previously. Furthermore, like the Reno market, Laughlin is facing increased competition from Native American casinos in its primary feeder markets in Arizona and southern California.

Other Markets

        In Detroit, Michigan, MotorCity Casino generated an increase in income from operations of $19.6 million, or 27%, despite the $13.0 million write-off of an intangible asset discussed previously. Lower depreciation expense (down $14.2 million) was the principal factor in this increase (see discussion under "Depreciation and Amortization"), though a 15% increase in slot revenues was also a contributing factor. See "Financial Position and Capital Resources—New Projects" for additional details regarding our Detroit operation.

        In Tunica County, Mississippi, income from operations at Gold Strike increased $3.0 million, or 27%, during fiscal 2003. A 2% rise in casino revenue, stemming from expanded marketing efforts, was largely responsible for the increase, along with cost-cutting measures.

        The contribution to income from operations made by Grand Victoria (our 50%-owned riverboat casino in Elgin, Illinois) decreased $9.7 million, or 17%, in fiscal 2003. The decrease was due primarily to a tax increase on casinos that took effect July 1, 2002 and included a top-end rate of 50% on gaming revenues exceeding $200 million. This tax increase reduced the contribution from Grand Victoria by $16.7 million for the year. Had the new legislation been in effect for all of fiscal 2003, the contribution from Grand Victoria would have been lower by $20.3 million.

Depreciation and Amortization

        For fiscal 2003, depreciation and amortization expense was $145.0 million versus $216.0 million in fiscal 2002. The $71.0 million decrease was due to several factors, including new operating leases entered into in December 2001. Under these new leases, we sold and leased back $130.5 million of equipment, thus replacing depreciation expense and interest expense with operating lease rent. See the discussion under "Financial Position and Capital Resources—Off Balance Sheet Arrangements" for more details regarding these leases.

        Depreciation and amortization was also lower due to a reduction of depreciation at MotorCity Casino. Based upon a Revised Development Agreement entered into with the City of Detroit on August 2, 2002 (discussed more fully under "Financial Position and Capital Resources—New Projects"), depreciation expense related to the MotorCity Casino facility was reduced prospectively. Previously, the cost of the temporary facility was being depreciated over its contractual operating term of four years, with the annual depreciation expense approximating $40 million. Under the Revised Development Agreement, the temporary facility ceases to be temporary and will be expanded as a permanent resort (as opposed to the permanent resort being developed on a separate site, as was the requirement under the original development agreement). Consequently, the remaining book value of the temporary facility is being depreciated over its remaining expected life. This will result in estimated depreciation expense of $8-$10 million in fiscal 2004.

        Finally, depreciation and amortization expense also declined due to the previously discussed elimination of goodwill amortization pursuant to SFAS 142.

Operating Lease Rent

        Operating lease rent for fiscal 2003 increased to $49.1 million from $32.2 million in fiscal 2002. The increase was due to the new operating leases we signed in December 2001. The higher rent expense we incurred as a result of those leases, however, was partially offset by a reduction in rent expense related to the June 2002 renewal of the previously existing $200 million lease facility. See the discussion under "Financial Position and Capital Resources—Off Balance Sheet Arrangements" for additional details regarding our operating lease agreements.

Interest Expense

        In fiscal 2003, interest expense (excluding interest expense of unconsolidated joint ventures and without reduction for capitalized interest) decreased $2.1 million. The decrease was primarily due to a combination of lower interest rates on short-term borrowings, new fixed to floating interest rate swap agreements entered into in June and August 2002 and lower average borrowings. See "Financial Position and Capital Resources—Financing Activities" for a discussion of the new swaps. This reduction of interest expense was partially offset by the issuance of $300 million principal amount of 9 3/8% Senior Subordinated Notes in December 2001. The net proceeds from this issuance were used to pay down lower-cost borrowings outstanding under our bank facility.

        On March 5, 2002, Silver Legacy issued $160 million of 10 1/8% Mortgage Notes due 2012. At the same time, Silver Legacy entered into a new senior secured credit facility, comprised of a $20 million revolving credit facility and a $20 million amortizing term loan. The net proceeds of the notes, combined with draws under the new credit facility, were used to repay the prior credit facility ($152.3 million) and to fund a $30 million distribution to the Silver Legacy partners ($20 million of which was distributed to Mandalay).

        At January 31, 2003, long-term debt (including current portion) stood at $2.78 billion compared to $2.52 billion at January 31, 2002. The fiscal 2003 total includes $20.0 million of debt related to MotorCity Casino, while the fiscal 2002 total includes $64.0 million of debt related to MotorCity.

Capitalized interest was $13.2 million in fiscal 2003 compared to $1.0 million in the previous year. Capitalized interest in both years related primarily to the new convention center at Mandalay Bay.

Income Taxes

        The effective tax rates for fiscal 2003 and fiscal 2002 were 40.2% and 43.0%. These rates reflect the corporate statutory rate of 35% plus the effect of various nondeductible expenses, primarily the amortization and write-off of goodwill. The higher rate in fiscal 2002 was due to the impairment loss of $52.0 million, $17.9 million of which represented the write-off of goodwill, which is not deductible for tax purposes. For fiscal 2004, we estimate our effective tax rate will be 36%-37%.

Fiscal 2002 Compared with Fiscal 2001

SIGNIFICANT FACTORS AFFECTING RESULTS OF OPERATIONS IN FISCAL 2002

September 11, 2001

        The terrorist attacks of September 11, 2001 had a pronounced effect on our operating results for the year ended January 31, 2002. This effect was felt primarily at our Las Vegas properties, which generate approximately two-thirds of our operating income. Our Las Vegas properties, with almost 19,000 hotel rooms, are dependent on air travel for a significant portion of their customers. This is particularly true at our more upscale resorts, Mandalay Bay and Luxor, where over 50% of the hotel customers arrive via plane. As a result of the terrorist attacks, air travel plummeted nationally. Passenger counts at McCarran International Airport in Las Vegas fell almost 20% over the last four months of 2001, leading to an overall 4.5% decline for the year. The number of visitors to Las Vegas declined 2.3% in 2001, despite being up 1.0% for the year-to-date period prior to September 11. The decreases in air traffic and visitor volume caused declines in the number of customers staying at and visiting our Las Vegas properties. This situation was particularly acute immediately following the attacks, when occupancy levels at our Las Vegas properties fell to the mid-60% range, compared to a normal occupancy above 90%. These factors led to declines in revenues and operating income at our Las Vegas properties during the fiscal year.

        Our operations in Reno, Laughlin and Jean, Nevada, were not as vulnerable to the aftermath of September 11. These markets are essentially drive-in markets. While air traffic fell sharply following the attacks, automobile traffic to Laughlin and Jean actually rose, while traffic to Reno showed a modest drop.

        Our joint venture properties in Elgin, Illinois, and Detroit, Michigan, did not reflect any adverse impact from the terrorist attacks, as their revenues and operating income after September 11 were higher than they had been in the previous year. These properties serve essentially local markets (a majority of our customers live within a relatively short distance of the properties) and so were minimally affected by travel concerns in the aftermath of the attacks. Detroit also benefitted from the temporary closure of the U.S./Canadian border immediately following the terrorist attacks (and from subsequently increased security), which impeded access from the U.S. to a competing property in Windsor, Ontario.

        In response to the terrorist attacks, we took several steps to minimize their effect on our operations and our financial position. We temporarily (until February 2002) suspended construction of our new convention center at Mandalay Bay and we delayed or suspended all other discretionary capital spending. Additionally, at the beginning of October 2001, we laid off approximately 4,500 employees out of a total workforce of over 30,000 employees (including those at our joint ventures). Most of the layoffs were at our Las Vegas properties. We also froze wage levels for nonunion personnel and reduced compensation for many management-level employees. Finally, we made several financing decisions designed to enhance our liquidity, such as amending our credit facilities to ease financial covenants, issuing additional senior subordinated notes and entering into additional operating lease arrangements.

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

Expansion of Native American Gaming

        On March 7, 2000, California voters approved Proposition 1A, which amended the California constitution and legalized "Nevada-style" gaming on Native American reservations. The passage of this amendment allowed a significant expansion of Native American gaming operations to occur in the latter part of fiscal 2001 and the early part of fiscal 2002. The result was a decline in operating results at our properties in the secondary markets of Reno, Laughlin and Jean, Nevada. The impact of expanded Native American gaming was particularly significant at Gold Strike and Nevada Landing in Jean, and was the principal factor behind the impairment loss that was recognized at those properties in fiscal 2002 (see discussion under "Results of Operations").

RESULTS OF OPERATIONS

Earnings per Share

        For the year ended January 31, 2002, we reported net income of $53.0 million, or $.71 per diluted share, versus $119.7 million, or $1.50 per diluted share, for the year ended January 31, 2001.

        The decrease in earnings per share was attributable primarily to an impairment loss of $52.0 million in fiscal 2002 related to the write-down of the carrying value of our two Jean properties, Gold Strike and Nevada Landing. This write-down reflected the downturn in operating results at these properties over the previous few years due to the continued expansion of Native American casinos in California. The write-down was made in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). Of the $52.0 million write-down, $17.9 million represented goodwill. Results for fiscal 2002 also included preopening expenses of $2.2 million related to the construction of a new convention center at Mandalay Bay.

        Fiscal 2002 earnings were affected as well by the September 11 attacks, the recession and higher utility costs. Utility costs rose $12.7 million, or 28%, at our wholly owned properties, with most of the increase attributable to our Las Vegas Strip properties. Utility costs were higher due to the spillover effect from the California energy crisis.

        The negative effect of all of the above factors on our earnings per share was partially offset by a lower number of average diluted shares outstanding (74.5 million in fiscal 2002 versus 79.7 million in fiscal 2001). The lower number was due to our purchase of shares.

        Results for fiscal 2001 included preopening expenses of $1.8 million related to the Shark Reef at Mandalay Bay, which opened June 20, 2000. Results also included $3.6 million in income related to reducing a liability assumed when the Mandalay Bay site was acquired in 1995.

Revenues

        Revenues decreased $32.6 million, or 1%, for the year ended January 31, 2002. The decrease was due primarily to the effect of September 11 on our Las Vegas Strip properties, whose revenues were down $28.3 million, or 2%. Revenues also declined at our other Nevada properties, mainly because of expanded Native American gaming in California. In Reno, revenues decreased $5.2 million, or 4%; in Laughlin they were down $11.5 million, or 7%; and in Jean they were down $14.4 million, or 17%. These declines were partially offset by a $33.5 million, or 10%, increase in revenues at MotorCity Casino in Detroit, Michigan.

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

	FYE 1/31/2002			FYE 1/31/2001
	Rate	Occ.%	REVPAR	Rate	Occ.%	REVPAR
Mandalay Bay	$167	80%	$134	$154	86%	$133
Luxor	$98	83%	$81	$98	93%	$92
Excalibur	$70	92%	$64	$70	94%	$66
Circus Circus—Las Vegas	$55	89%	$49	$57	95%	$54
Circus Circus—Reno	$54	81%	$44	$53	82%	$43
Colorado Belle	$31	80%	$25	$30	84%	$25
Edgewater	$30	78%	$23	$27	85%	$23
Gold Strike—Tunica	$62	78%	$48	$69	76%	$52
Weighted average—all wholly owned properties	$81	83%	$67	$79	89%	$70
Weighted average—wholly owned Las Vegas Strip properties	$95	86%	$82	$93	92%	$85

Food and Beverage Revenues

        Food and beverage revenues decreased $7.8 million, or 2%, in fiscal 2002, with the decline attributable principally to the impact that September 11 had on our Las Vegas Strip properties.

Other Revenues

        Other revenues rose $32.5 million, or 11%, in fiscal 2002. Other revenues come principally from entertainment, amusements and retail stores. Most of the increase was due to the success of Blue Man Group, the unique off-Broadway production which debuted in March 2000 at Luxor. The April 2001 opening of our new production, "Storm," in the Mandalay Bay showroom also contributed to the increase, as did the Shark Reef at Mandalay Bay (which opened June 2000).

Income from Operations

        For the year ended January 31, 2002, income from operations declined $80.5 million, or 19%, from the previous year. The composite operating margin in fiscal 2002 was 14.9% versus 18.1% in fiscal 2001. The previously discussed impairment loss of $52.0 million recognized at our Jean properties was a principal cause of the declines in operating income and operating margin. Our Las Vegas Strip properties also contributed to the declines, as the effects of September 11 depressed results in that market, particularly in the hotel department where our operating margins are typically the highest. The table below summarizes operating results by property and is followed by a discussion of operating results by market.

	FYE 1/31/2002			FYE 1/31/2001
	Income from Operations	Depreciation and Amortization	EBITDA(1)	Income from Operations	Depreciation and Amortization	EBITDA(1)
	(in millions)
Mandalay Bay	$41.6	$43.4	$85.0	$38.4	$40.8	$79.2
Luxor	74.9	33.8	108.7	85.9	37.3	123.2
Excalibur	67.6	17.9	85.5	79.0	16.9	95.9
Circus Circus—Las Vegas(2)	39.8	23.0	62.8	47.7	23.6	71.3
Gold Strike—Tunica	11.0	12.8	23.8	19.4	12.8	32.2
Colorado Belle/Edgewater	10.5	11.5	22.0	13.6	11.3	24.9
Circus Circus—Reno	14.4	9.2	23.6	18.9	9.8	28.7
Gold Strike properties(3)	(55.6)	10.2	(45.4)	7.7	10.4	18.1
MotorCity Casino(4)	72.2	39.1	111.3	49.3	37.5	86.8
Unconsolidated joint ventures(5)	107.1	6.5	113.6	108.5	6.5	115.0
Other	(3.7)	0.9	(2.8)	(4.9)	0.3	(4.6)

Subtotal	379.8	208.3	588.1	463.5	207.2	670.7
Corporate expense	(28.7)	7.7	(21.0)	(32.0)	10.8	(21.2)

Total	$351.1	$216.0	$567.1	$431.5	$218.0	$649.5

(1)
Earnings before interest, taxes, depreciation and amortization ("EBITDA"). EBITDA is included because, as in other entertainment industries, many investors consider it an important measure of property performance, since it factors out the impact of depreciation and amortization, the principal noncash expenses affecting operating income. EBITDA is not an accepted measure of performance under GAAP and should not be considered an alternative to GAAP measures of performance.

(2)
Includes Circus Circus—Las Vegas and Slots-A-Fun.

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

Other Markets

        In Detroit, Michigan, MotorCity Casino generated operating income of $72.2 million, an increase of 46% over the prior year. Results at this property have steadily improved since its December 1999 opening. The property also benefitted from the temporary closure of the U.S./Canadian border immediately following the September 11 attacks. This measure, along with subsequently increased security, impeded access from the U.S. to a competing property in Windsor, Ontario. We believe MotorCity Casino has been able to attract a significant number of customers who previously frequented the competing property in Windsor. See "Financial Position and Capital Resources—New Projects" for additional details regarding our Detroit operation.

        In Tunica County, Mississippi, operating income at Gold Strike decreased $8.4 million, or 43%, during fiscal 2002. We believe the slow economy had a more pronounced effect on this region, and especially on Memphis, Tennessee, which accounts for over half the property's customer base.

        The contribution to income from operations made by Grand Victoria (a 50%-owned riverboat casino in Elgin, Illinois) increased $5.0 million, or 9%, for fiscal 2002. This market was apparently not negatively impacted by the terrorist attacks on September 11. It may have actually benefitted to the extent potential customers in this market were less willing to travel outside the region.

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

FINANCIAL POSITION AND CAPITAL RESOURCES

Operating Activities

        For fiscal 2003, net cash provided by operating activities was $349.9 million versus $358.2 million in fiscal 2002 and $435.6 million in fiscal 2001. For fiscal 2003, net cash provided by operating activities decreased slightly, despite net income increasing $62.6 million. The increase in net income was offset by the previously discussed decrease in depreciation and amortization of $71.0 million. Meanwhile, the decrease in fiscal 2002 was attributable to several factors, including a decrease in the deferred tax liability, a smaller increase in interest payable, lower distributions from unconsolidated affiliates and lower net income stemming from September 11. The decrease in the deferred tax liability was due primarily to the write-down of our Jean properties, which is not deductible for tax purposes until the assets are actually disposed of.

        Mandalay had cash and cash equivalents of $148.4 million at January 31, 2003, sufficient for normal daily operating requirements.

Investing Activities

        Net cash used in investing activities was $370.3 million in fiscal 2003 versus $159.9 million in fiscal 2002 and $153.8 million in fiscal 2001. Capital expenditures and the related increase or decrease in construction payable accounted for most of these amounts.

        Capital expenditures for fiscal 2003, which were funded primarily from cash flow, totaled $300.5 million. Of this amount, $180.4 million related to the construction of a new convention center at Mandalay Bay that opened in January 2003, $18.5 million related to the construction of the new 1,122-suites tower at Mandalay Bay (see "New Projects" for additional details), $15.4 million related to the remodeling of the original suites at Mandalay Bay completed in fiscal 2003 and $8.2 million related to the new retail center under construction between Mandalay Bay and Luxor. For fiscal 2002, capital expenditures totaled $156.7 million. Of this amount, $61.6 million related to the construction of the new convention center at Mandalay Bay. Another $8.4 million related to the completion of the renovation of the pyramid rooms at Luxor. Capital expenditures also included $13.0 million related to the acquisition of land adjacent to our casino facility in Detroit. Capital expenditures for fiscal 2001 totaled $110.2 million. Of this amount, $24.7 million related to the Shark Reef at Mandalay Bay, a saltwater aquarium attraction which opened June 20, 2000, and $15.6 million related to the renovation of the Luxor rooms.

        We estimate that capital expenditures in fiscal 2004 will be in the range of $300-$350 million. The majority of these expenditures will relate to the completion of the new all-suites tower at Mandalay Bay. These estimated capital expenditures also include maintenance capital spending, which consists of items necessary to maintain the operating condition of our properties, such as new slot machines, carpeting, computers and similar equipment. Capital expenditures for fiscal 2004 will be funded primarily from cash flow, though we also have funds available under our revolving credit facility. Actual capital expenditures for fiscal 2004 may differ significantly from the estimated range, particularly if we are able to proceed with the development of an expanded permanent facility in Detroit. See "New Projects—Detroit" for additional details.

Financing Activities

        For fiscal 2003, financing activities provided net cash of $62.9 million. Net borrowings provided cash of $264.4 million, while stock option exercises provided an additional $44.3 million. The majority of this cash was used to purchase 7.5 million shares of our common stock at a cost of $220.9 million. See "Share Purchases" for further discussion of our share purchase activity. For fiscal 2002, financing activities used net cash of $198.4 million, of which $125.9 million was used for the purchase of 5.2 million shares of our common stock. Another $45.5 million was used to fund interim settlements and interest payments under our equity forward agreements with Bank of America. See the discussion under "Off Balance Sheet Arrangements" for more details regarding our equity forward agreements. For fiscal 2001, financing activities used net cash of $292.4 million, most of which related to the purchase of 14.5 million shares of our common stock at a cost of $247.1 million.

Credit Facilities

        In August 2001, we replaced our $1.8 billion unsecured credit facility with three separate facilities that totaled $1.25 billion. These credit facilities included a $150 million capital markets term loan, which we paid in full using a portion of the net proceeds we received from the issuance of $300 million of Senior Subordinated Notes in December 2001. By paying off this facility, we reduced our borrowing capacity under the two remaining facilities to $1.1 billion. Those two facilities, which are for general corporate purposes, include a $250 million term loan facility and an $850 million revolving facility. The entire amount of the term loan facility was outstanding at January 31, 2003. Of the revolving facility, $410 million was outstanding at January 31, 2003. Each of our credit facilities is unsecured and provides for the payment of interest, at our option, at either (i) a Eurodollar-based rate; or (ii) a rate equal to or an increment above the higher of (a) the Bank of America prime rate, or (b) the Federal Reserve Board federal funds rate plus 50 basis points. At January 31, 2003, the effective rate of interest on the indebtedness outstanding under our credit facilities was 3.2%. Each of our credit facilities includes financial covenants regarding total debt and interest coverage, plus covenants that limit our ability to dispose of assets, make distributions on our capital stock, engage in a merger, incur liens and engage in transactions with our affiliates. The entire principal amount then outstanding under our credit facilities becomes due and payable on August 21, 2006, unless the maturity date is extended with the consent of the lenders.

        In December 2001, we amended the covenants under each of our credit facilities to provide for more liberal tests for total debt and interest coverage. These amendments were obtained to address the impact of the events of September 11, 2001.

        In February 2003, we again amended the covenants under each of our credit facilities. These amendments modify the definition of "Adjusted EBITDA" with respect to our 53.5% ownership of MotorCity Casino in Detroit, Michigan. As previously defined in our credit facilities, Adjusted EBITDA included only the cash distributions we actually received from MotorCity Casino. Under the amended definition, Adjusted EBITDA will include our 53.5% share of the Adjusted EBITDA of MotorCity

Casino, whether or not distributed. These amendments also provide for a more liberal test for total debt coverage during the fiscal year ending January 31, 2004.

        As of January 31, 2003, we were in compliance with all of the covenants in our credit facilities, including those related to total debt and interest coverage, and under the most restrictive covenant, we had the ability to issue additional debt of approximately $273.1 million. Our borrowing capacity under these covenants can fluctuate substantially from quarter to quarter depending upon our operating cash flow. Our borrowing capacity is typically lower in our fourth quarter, when operating results are also lower than in the other three quarters.

Convertible Senior Debentures

        On March 21, 2003, we issued $350 million principal amount of floating-rate convertible senior debentures due 2033 ("convertible debentures"). An additional $50 million principal amount of the convertible debentures were issued on April 2, 2003, pursuant to an option granted to the initial purchasers. The convertible debentures bear interest at a floating rate equal to 3-month LIBOR (reset quarterly) plus 0.75%, subject to a maximum of 6.75%. The convertible debentures also provide for the payment of contingent interest if the average market price of the convertible debentures reaches a certain threshold. The convertible debentures provide for an initial base conversion price of $57.30 per share, reflecting a conversion premium of 100% over Mandalay's closing stock price of $28.65 on March 17, 2003. The proceeds from this issuance were used to repay borrowings under our revolving credit facility.

        Each convertible debenture will be convertible into shares of Mandalay's common stock (i) during any calendar quarter beginning after June 30, 2003, if the closing price of Mandalay's common stock is more than 120% of the base conversion price for at least 20 of the last 30 trading days of the preceding calendar quarter; (ii) if a credit rating assigned to the convertible securities falls below a specified level; (iii) if we take certain corporate actions; or (iv) if we call the convertible securities for redemption. If the convertible debentures are converted, holders will receive 17.452 shares per convertible debenture, or an aggregate of 7.0 million shares of Mandalay common stock. In addition, if at the time of conversion the market price of Mandalay's common stock exceeds the then-applicable base conversion price, holders will receive up to an additional 14.2789 shares of Mandalay's common stock per convertible debenture, as determined pursuant to a specified formula, or up to an additional 5.7 million shares in the aggregate.

        We may redeem all or some of the convertible debentures for cash at any time on or after March 21, 2008, at their accreted principal amount plus accrued and unpaid interest, if any, to, but not including, the redemption date. At the option of the holders, we may be required to repurchase the convertible securities on the 5th, 10th, 15th, 20th and 25th anniversaries of their issuance, at their accreted principal amount plus accrued and unpaid interest, if any, to, but not including, the purchase date. We may choose to pay the purchase price in cash, shares of Mandalay common stock or any combination thereof.

Senior Subordinated Notes and Senior Notes

        On July 24, 2000, the Company issued $500 million principal amount of 10 1/4% Senior Subordinated Notes due August 2007. And on August 16, 2000, the Company issued $200 million principal amount of 9 1/2% Senior Notes due August 2008. These notes are not subject to any sinking fund requirements. The net proceeds from these issuances were used to repay a portion of the borrowings under our then-existing credit facility.

        On December 20, 2001, we issued $300 million principal amount of 9 3/8% Senior Subordinated Notes due February 2010. These notes are not subject to any sinking fund requirements. The net proceeds from this issuance were used to repay a portion of the borrowings under our credit facilities.

Interest Rate Swaps

        In June 2002, we entered into two "reverse" interest rate swap agreements ("fair value hedges") with a member of our bank group. Pursuant to one of the agreements, we received a fixed interest rate of 9.25% and paid a variable interest rate (based on LIBOR plus 4.31%) on $275 million notional amount. Pursuant to the other agreement, we received a fixed rate of 6.45% and paid a variable interest rate (based on LIBOR plus 1.63%) on $200 million notional amount. The $275 million swap was scheduled to terminate in December 2005 and the $200 million swap was scheduled to terminate in February 2006.

        In August 2002, we entered into two additional "reverse" interest rate swap agreements ("fair value hedges") with members of our bank group. Under one agreement, we received a fixed interest rate of 10.25% and paid a variable interest rate (based on LIBOR plus 5.97%) on $250 million notional amount. Under the other, we received a fixed rate of 10.25% and paid a variable interest rate (based on LIBOR plus 5.86%) on $250 million notional amount. Both of these swaps were scheduled to terminate in August 2007.

        In October 2002, we elected to terminate the four "reverse" swaps discussed above. We received $28.9 million in cash, representing the fair market value of the swaps, and recorded corresponding debt premiums which will be amortized to interest expense, using an effective interest rate method, over the remaining lives of the related debt instruments. The amortization of the debt premium for the fiscal year ended January 31, 2003 was $2.3 million. This amortization is estimated to be approximately $7.1 million in fiscal 2004.

        We entered into the above swap agreements, which met the criteria established by the Financial Accounting Standards Board for hedge accounting, in order to further manage our interest expense and achieve a better balance of variable to fixed debt in our debt portfolio. By terminating these swaps, we effectively locked in these benefits as they pertain to these swaps, which will contribute to lower interest expense in the future.

        In February 2003, we entered into two new "reverse" interest rate swap agreements ("fair value hedges") with members of our bank group. Under one agreement, we receive a fixed interest rate of 9.25% and pay a variable interest rate (based on LIBOR plus 6.35%) on $275 million notional amount. Under the other, we receive a fixed rate of 6.45% and pay a variable interest rate (based on LIBOR plus 3.57%) on $200 million notional amount. The $275 million swap is scheduled to terminate in December 2005 and the $200 million swap is scheduled to terminate in February 2006. These swaps also meet the criteria for hedge accounting.

New Projects

Mandalay Bay Convention Center

        We have completed construction of a convention and meeting complex on land adjacent to the existing Mandalay Bay Conference Center. The new complex, which opened on January 3, 2003, includes more than one million square feet of exhibit space. With this new building and the original conference center, Mandalay Bay now offers almost two million gross square feet of conference and exhibit space. We expect this space to be the site of approximately 60 shows in fiscal 2004. The total cost of the new convention center, excluding land, capitalized interest and preopening expenses, was approximately $245 million, of which $242.0 million had been incurred as of January 31, 2003.

Mandalay Bay Suites Tower

        We are currently building a new 1,122-suite hotel tower at Mandalay Bay. The 43-story tower will be located on the west side of the property. The new suites will average 750 square feet, among the largest room product in the Las Vegas market. The tower will also include meeting suites, a spa and fitness center, two restaurants and a lounge. We expect that the new suites will serve the demand generated by the new convention center. The tower broke ground during the third quarter of fiscal 2003 and should open in November 2003. The total cost of the project is estimated to be $230 million, excluding land, capitalized interest and preopening expenses. As of January 31, 2003, we had incurred costs of $18.5 million related to this project.

Retail Center

        We are constructing a retail center between Mandalay Bay and Luxor. The center will include approximately 90,000 square feet of retail space and approximately 35 stores and restaurants, including several upscale, internationally branded retailers. We started construction in the third quarter and expect a Fall 2003 opening. The cost is estimated to be approximately $30-$40 million, excluding land, capitalized interest and preopening expenses. As of January 31, 2003, we had incurred costs of $10.7 million related to this project.

Detroit

        We participate with the Detroit-based Atwater Casino Group in a joint venture that owns and operates a casino in Detroit, Michigan. This joint venture is one of three groups which negotiated casino development agreements with the City of Detroit. The Company has a 53.5% ownership interest in the joint venture.

        Pending the development of a permanent hotel/casino, the joint venture constructed a temporary casino (MotorCity Casino) in downtown Detroit, which opened December 14, 1999. The cost of the temporary casino, including land and capitalized interest but excluding preopening expenses, was approximately $150 million. This cost was financed through the joint venture's $150 million credit facility, which is secured by the assets associated with the temporary casino. We have guaranteed this credit facility, which had a balance of $20 million outstanding at January 31, 2003. The joint venture's operation of the casino is subject to ongoing regulatory oversight, and its ability to proceed with an expanded permanent hotel/casino project is contingent upon the receipt of all necessary governmental approvals, successful resolution of pending litigation and satisfaction of other conditions.

        On August 2, 2002, the Detroit City Council approved a revised development agreement between the joint venture and the City of Detroit (the "Revised Development Agreement"). Under the Revised Development Agreement, MotorCity Casino is to be expanded into a permanent facility at its current location by December 31, 2005. The permanent facility is currently expected to include 100,000 square feet of casino space, a 400-room hotel, a 1,200-seat theater, convention space, and additional restaurants, retail space and parking. Depending upon market conditions, the availability of additional land and the joint venture's ability to obtain reasonable financing, the joint venture could be required to construct an additional 400 rooms. Under the terms of the Revised Development Agreement, the joint venture has paid the City a total of $24.5 million. It is to pay another $2.5 million in June 2003, and an additional $17 million in 12 equal monthly installments beginning June 1, 2003. Also, beginning January 1, 2006, the joint venture is to pay the City 1% of its adjusted casino revenues. If its casino revenues top $400 million in any given calendar year, the payment will be increased to 2% for that calendar year.

        Under the terms of the operating agreement, Mandalay is to receive a management fee for a period of ten years equal to 1.5% of the cost of the permanent casino facility. The management committee of the joint venture has made a preliminary determination that Mandalay is entitled to the management fee commencing on the date the Revised Development Agreement was signed, since that agreement provides for the existing facility to become the permanent facility. Pursuant to this determination, we recognized a management fee of $2.3 million in fiscal 2003 and expect to recognize approximately $4.5 million in management fees in fiscal 2004. Since we own 53.5% of the joint venture, the net benefit of the management fees to us is 46.5% of the amount.

        Originally, the joint venture's permanent facility was to have been located on land along the Detroit River. The City's Economic Development Corporation issued bonds to finance the City's acquisition of that land, and Bank of America issued letters of credit totaling $50 million to secure (and ultimately make) the payments of principal and interest on those bonds. We then issued letters of credit totaling $50 million to back Bank of America's letters of credit. We will continue to provide such letters of credit. As part of the Revised Development Agreement, the joint venture will forego the right to receive any of the riverfront land acquired by the City, and will transfer to the City its interest in certain real property previously purchased by the joint venture and the other casino developers. Both the joint venture and Mandalay are subject to a radius restriction prohibiting them from operating additional casinos within approximately 150 miles of Detroit. Additionally, they are required to indemnify the City for up to $20 million in claims against the City in connection with the acquisition of the riverfront land and in connection with the Lac Vieux litigation described below.

        We have committed to contribute 20% of the costs of the permanent facility in the form of an investment in the joint venture. The joint venture will seek to borrow any additional funds (above Mandalay's equity contribution) which may be necessary to complete the expanded permanent facility. The cost of the additional facilities (excluding land, capitalized interest and preopening expenses) is currently estimated to be $275 million. Under the Revised Development Agreement, we have guaranteed completion of the expanded facility and have entered into a keep-well agreement with the City that could require us to contribute additional funds to continue operation of the expanded facility for two years. There is no contractual limitation on the amount that we may be required to contribute under our completion guarantee or to keep the project operating for two years. However, based on the performance of the casino to date, we do not expect that these obligations will require the outlay of additional capital.

        Various lawsuits have been filed in the state and federal courts challenging the constitutionality of the Casino Development Competitive Selection Process Ordinance and the Michigan Gaming Control and Revenue Act, and seeking to appeal the issuance of a certificate of suitability and casino license to MotorCity Casino. A decision by the Sixth Circuit Court of Appeals in Lac Vieux Desert Band of Lake Superior Chippewa Indians v. The Michigan Gaming Control Board et al. held that the ordinance in its current form was unconstitutional and remanded the case to the District Court. The Michigan Gaming Control Board ("MGCB") has taken the ruling of the Sixth Circuit Court of Appeals under advisement without comment. The District Court subsequently declared that the ordinance in its current form is unconstitutional and awarded the Lac Vieux Band attorneys fees and costs totaling $545,094. However, it rejected the Lac Vieux Band's request to require a rebidding of the three casino licenses. The District Court also rejected the Lac Vieux Band's request to enjoin the City of Detroit from entering into revised development agreements with the three casino developers, including MotorCity Casino. The Lac Vieux Band has appealed the District Court's decision to the Sixth Circuit Court of Appeals. Pending its decision, the Sixth Circuit Court of Appeals has issued an opinion granting the Lac Vieux Band's motion for an injunction that temporarily enjoins the City of Detroit from issuing building permits for the permanent casino facilities and temporarily enjoins the casino developers from commencing construction of the permanent casino facilities. The effect of the rulings in this case is uncertain.

        The Lac Vieux Band has filed a separate action in the Gogebic County, Michigan, Circuit Court entitled Lac Vieux Desert Band of Lake Superior Chippewa Indians v. Michigan Gaming Control Board, in which the Lac Vieux Band has requested the Circuit Court to enter an order requiring the MGCB to revoke the casino licenses issued to the three Detroit casinos, including MotorCity Casino. The action has been stayed pending resolution by the Sixth Circuit Court of Appeals of the Lac Vieux Band's appeal of the District Court decision referenced above.

        In a separate action, on February 13, 2002, John Ren filed suit in the Circuit Court of Wayne County, Michigan, against the Detroit joint venture and the other two casino operators in Detroit. The plaintiff purports to represent himself and a class consisting of all persons who lost money and/or incurred debts that remain unpaid at any of the three Detroit casinos. Relying on the Sixth Circuit Court of Appeals' Lac Vieux decision, the plaintiff alleges that the three casinos have been operating illegally and continue to do so. The relief sought by the plaintiff includes an injunction to restrain the three casinos from remaining open until properly licensed; compensatory damages; and disgorgement of all profits "unjustly obtained." The court dismissed this action on the basis that the plaintiff should first seek relief from the MGCB. The plaintiff has filed a claim with the MGCB, which is still pending. The joint venture continues to operate MotorCity Casino.

        Any future adverse ruling by the courts in the above lawsuits or in other lawsuits, or any adverse ruling by the MCGB, could affect the joint venture's operation of its current facility, as well as its ability to retain its certificate of suitability and casino license for its expanded permanent facility. No assurance can be given regarding the timing or outcome of any of these proceedings.

Share Purchases

        In June 2001, our Board of Directors authorized the purchase of up to 15% of Mandalay's common stock which remained outstanding after we fully utilized our prior share purchase authorization. During fiscal 2003, we purchased 7.5 million shares at a cost of $220.9 million. After giving effect to the March 31, 2003 settlement of the equity forward agreements (discussed below under "Off Balance Sheet Arrangements"), the number of additional shares authorized to be purchased as of January 31, 2003 was approximately 0.3 million. In March 2003, the Board authorized the purchase of up to an additional 10 million shares of our common stock. Any share purchases we may make in the future pursuant to this authorization will be dependent upon market conditions, and are expected to be made in accordance with the volume and other limitations of Rule 10b-18 under the Securities Exchange Act of 1934. See "Financing Activities" for a discussion of our share purchase activity in fiscal 2002 and 2001.

Liquidity

        We have various obligations in fiscal 2004 including the following: (i) existing cash obligations; (ii) capital commitments on projects under way (see "New Projects"); (iii) settlement of our $100 million equity forward agreements which expired March 31, 2003 (see "Off Balance Sheet Arrangements"); (iv) repayment of our $150 million 6 3/4% Senior Subordinated Notes due July 2003; (v) repayment of our $150 million 6.70% Debentures due 2096 (which are expected to be put by their holders in November 2003, as permitted under the indenture); and (vi) refinancing of our operating lease agreements (see "Off Balance Sheet Arrangements") We believe we have sufficient capital resources to meet all of the above obligations, as well as provide for additional strategic purchases of our common stock or investments in new projects. This belief is based upon (i) our historically strong and dependable operating cash flows; (ii) the availability of borrowings under our revolving credit facility; and (iii) the ability to raise funds in the debt and equity markets. Under our revolving bank facility, which expires July 2006, we had $440.0 million of borrowing capacity available as of January 31, 2003, of which we could utilize $273.1 million under the most restrictive of our loan covenants. (Our borrowing capacity under these covenants can fluctuate substantially from quarter to quarter depending upon our operating cash flow.) The borrowing capacity available under the revolving bank facility increased to approximately $830 million as a result of the March 21, 2003 issuance of $400 million convertible senior debentures due 2033, the proceeds of which were used to repay borrowings under the facility.

Off Balance Sheet Arrangements

Operating Leases

        In October 1998, we entered into a $200 million operating lease agreement with a group of financial institutions to lease equipment at Mandalay Bay.

        In December 2001, we entered into a series of sale and leaseback agreements covering equipment located at several Nevada properties. These agreements, again made with a group of financial institutions, totaled $130.5 million. The sale of the equipment resulted in the recognition of a net deferred gain of $28.3 million, a substantial portion of which was subsequently reversed when we exercised our purchase option on some of the equipment (see below). The remaining unamortized deferred gain of approximately $10.3 million will be reversed upon termination of the lease, assuming we again exercise our purchase option. The proceeds from these leases were used to reduce borrowings outstanding under our revolving credit facility.

        On July 31, 2002, we exercised our purchase option under a $12.5 million aircraft lease agreement (one of the agreements entered into in December 2001). Pursuant to this option, we paid $12.0 million to reacquire the aircraft and reversed $11.5 million of related deferred gain, which represented the remaining unamortized balance. On September 30, 2002, we exercised our purchase option under a $5.5 million aircraft lease agreement (also part of the December 2001 agreements). Pursuant to this option, we paid $5.1 million to reacquire the aircraft and reversed $4.9 million of related deferred gain, which represented the remaining unamortized balance.

        We entered into our operating leases solely to provide greater financial flexibility. The rent expense related to these operating leases is reported separately in the consolidated statements of income as operating lease rent. The operating lease agreements contain financial covenants regarding total debt and interest coverage that are similar to those under our credit facilities. The agreements also contain covenants regarding maintenance of the equipment, insurance requirements and prohibitions on liens. As of January 31, 2003, we were in compliance with all of the covenants in these agreements.

        The leases provide that, at termination, we may elect to purchase the equipment for a stated purchase option amount which is equal to the estimated fair value of the equipment at that date, as determined by an independent appraisal. If we choose not to purchase the equipment, we may be obligated to pay additional amounts under the lease provisions if such equipment cannot be sold for the appraised fair value. We are currently negotiating a new capital lease facility that is expected to replace the above operating lease agreements. We anticipate that this new facility will close by the end of June 2003.

        We are exposed to risks under these lease agreements as follows: (i) To the extent we are unable to make required lease payments, the equipment could be foreclosed, which could have a detrimental impact on our operating results; and (ii) to the extent we are financially unable to purchase the equipment (or similar replacement equipment) at maturity, our ability to operate our properties could be impaired, which could likewise have a negative impact on our operating results. We do not consider these risks to be significant due to our historically strong production of cash flow and our access to various other forms of capital.

        The following table summarizes these operating lease agreements. The two aircraft operating lease agreements dated December 28, 2001 are not reflected in the table since the purchase option under each agreement has been exercised, as discussed previously.

Summary of Operating Lease Agreements (in thousands)

Date of agreement	10/30/98	12/21/01	Total

Initial value of leased equipment	$200,000	$112,500	$312,500
Purchase option at January 31, 2003(1)	$122,500	$93,700	$216,200
Current termination date	6/30/03	12/21/04

Purchase option at current termination(1)	$113,900	$56,300	$170,200
Maximum extended termination date(2)	6/30/03	12/21/05

Purchase option at maximum termination(1)	$113,900	$45,000	$158,900

(1)
Represents estimated fair value at that date based upon independent appraisal.

(2)
Assumes election of all available renewal periods.

Equity Forward Agreements

        To facilitate our purchase of shares, we entered into equity forward agreements with Bank of America ("B of A" or "the Bank") providing for the Bank's purchase of up to an agreed amount of our outstanding common stock. (Such purchases were in accordance with the volume and other limitations of Rule 10b-18 under the Securities Exchange Act of 1934.) The agreements, as amended, provided that on the settlement date, we would purchase from B of A the shares that the Bank then held and we would pay to B of A its acquisition cost (as adjusted by interim settlements) plus accrued fees (the "Settlement Amount"). At our option, we could have acquired all or a portion of the shares at an earlier date, or we could have become obligated to acquire all or a portion of the shares at an earlier date under certain circumstances specified in the agreements. The agreements provided for interim settlements whereby we delivered or received shares at the end of each calendar quarter so that the aggregate market value of the shares held by B of A was equal to the remaining notional amounts of the agreements. The shares held by B of A at each interim settlement date were valued at the closing price of the stock on that date. To the extent that the value of the shares exceeded the notional amount, B of A delivered equivalent shares to us. To the extent the notional amount exceeded the value, we delivered equivalent shares to B of A.

        Bank of America acquired a total of 6.9 million shares at a total cost of $138.7 million under these agreements. Pursuant to the interim settlement provisions and an amendment to the agreements, we received a net of 3.6 million shares and reduced the notional amount of the agreements by $38.7 million as of January 31, 2003. On March 31, 2003, we purchased the remaining 3.3 million shares from B of A for the notional amount of $100 million. The settlement of the contract was funded under our revolving credit facility. The table below summarizes the share purchase and interim settlement activity under these equity forward agreements through the settlement date.

Date	Description	Shares Acquired (Delivered) by BofA	Shares Acquired (Delivered) by Mandalay	Increase (Decrease) in Notional Amount
		(in thousands)
9/8/00	Original agreement	4,856	—	$100,000
3/21/01	Amendment (increase of notional amount)	1,246	—	24,933
6/30/01	Interim settlement	(1,543)	1,543	—
9/15/01	Amendment (increase of notional amount)	754	—	13,741
10/31/01	Interim settlement	938	(938)	(35,527)
1/31/02	Interim settlement	(2,438)	2,438	—
2/6/02	Amendment (contract extension to 3/31/03)	(116)	116	(3,147)
3/31/02	Interim settlement	(440)	440	—
6/30/02	Interim settlement	370	(370)	—
9/30/02	Interim settlement	(647)	647	—
12/31/02	Interim settlement	286	(286)	—
3/31/03	Final settlement	(3,266)	3,266	(100,000)

	Net amounts	0	6,856	$0

        We incurred quarterly interest charges on the notional amount at a rate equal to LIBOR plus 1.95%. Total interest charges incurred from inception through January 31, 2003, amounted to $11.6 million, of which $3.8 million was incurred in fiscal 2003. We incurred an additional $.7 million in interest charges subsequent to January 31, 2003 and through the final settlement date of March 31, 2003. We also incurred structuring fees and commission charges totaling $3.7 million, none of which were incurred in fiscal 2003. These interest charges and other fees are included in the cost of treasury stock, net of the related tax benefit.

Contractual Obligations and Commitments

        The following table summarizes our contractual obligations and commitments as of January 31, 2003:

Description	2004	2005	2006	2007	2008	Thereafter	Total
	(in thousands)
Long-term debt(1)	$20,284	$284	$275,284	$1,160,105	$500,284	$801,005	$2,757,246
Operating leases	32,917	22,152	722	386	247	5,610	62,034
Purchase obligations	4,339	1,338	—	—	—	—	5,677
Other long-term obligations	—	—	—	—	—	—	—

Total contractual cash obligations	$57,540	$23,774	$276,006	$1,160,491	$500,531	$806,615	$2,824,957

Detroit revised development agreement payments	$18,833	$5,667	—	—	—	—	$24,500
Guarantee of Detroit credit facility	—	—	—	—	—	—	—
Letters of credit supporting Detroit revenue bonds(2)	—	—	—	—	—	49,360	49,360
Detroit permanent casino equity contribution(3)	—	—	—	—	—	—	—
Detroit permanent casino completion guarantee(4)	—	—	—	—	—	—	—
Detroit permanent casino make-well agreement(5)	—	—	—	—	—	—	—

Total other commitments	$18,833	$5,667	$0	$0	$0	$49,360	$73,860

(1)
Represents long term debt as of January 31, 2003. This does not reflect the impact of the March 2003 issuance of $400 million Convertible Senior Debentures (see "Financing Activities").

(2)
We have issued letters of credit totaling $50 million to secure payments of principal and interest on bonds issued by the Economic Development Corporation of the City of Detroit. The proceeds of the bonds were to be used to finance costs associated with acquiring land for the joint venture's permanent facility. However, under the Revised Development Agreement with the City of Detroit dated August 2, 2002, we are obligated to repay these bonds even though the joint venture's permanent casino is not being relocated.

(3)
We are committed to contribute 20% of the cost of the permanent facility in the form of an investment in the Detroit joint venture. The timing and the amount of the required equity contribution cannot be determined at this time.

(4)
We have guaranteed completion of our joint venture's expanded permanent facility. If we contribute additional amounts pursuant to this guarantee, there will be no proportionate increase in our ownership of the Detroit joint venture. There is no contractual limit on the amount we may be required to contribute under this guarantee.

(5)
We have entered into a keep-well agreement with the City of Detroit that could require us to contribute additional funds, to the extent needed, to continue operation of the expanded permanent facility for a period of two years. If we contribute additional amounts pursuant to this guarantee, there will be no proportionate increase in our ownership of the Detroit joint venture. There is no contractual limit on the amount we may be required to contribute under this agreement.

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

        For a discussion of the swap agreements we entered into during fiscal 2003, see "Financing Activities—Interest Rate Swaps" above.

        The following table provides information as of January 31, 2003 about our financial instruments (debt obligations and interest rate swaps) that are sensitive to changes in interest rates. For debt obligations, the table presents principal payments and related weighted-average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted-average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted-average variable rates are based on implied forward rates in the yield curve. Implied forward rates should not be considered a predictor of actual future interest rates.

	Year ending January 31,
	2004	2005	2006	2007	2008	Thereafter	Total
	(in millions)
Long-term debt (including current portion)
Fixed-rate	$0.3	$0.3	$275.2	$200.2	$500.2	$801.0	$1,777.2
Average interest rate	5.9%	6.6%	9.2%	6.5%	10.2%	8.6%	8.9%
Variable-rate	$20.0	—	—	$960.0	—	—	$980.0
Average interest rate	1.3%	—	—	4.7%	—	—	4.6%
Interest rate swaps
Pay fixed	$200.0	—	—	—	—	—	$200.0
Average payable rate	6.4%	—	—	—	—	—	6.4%
Average receivable rate	1.4%	—	—	—	—	—	1.4%

Forward-Looking Statements

        This report includes forward-looking statements which we have based on our current expectations about future events. They consist of statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including our business strategy and our current and future development plans. Forward-looking statements also are those that include the words "may," "could," "should," "would," "believe," "expect," "anticipate," "estimate," "intend," "plan" or similar expressions. These forward-looking statements are subject to risks, uncertainties and assumptions about us and our operations that are subject to change based on various important factors, some of which are beyond our control. Factors that could cause our financial performance to differ materially from the goals, plans, objectives, intentions and expectations expressed in our forward-looking statements include the following: (i) our development and construction activities and those of the joint ventures in which we participate, (ii) competition, (iii) our dependence on existing management, (iv) leverage and debt service (including sensitivity to fluctuations in interest rates and ratings which national rating agencies assign to our outstanding debt securities), (v) domestic and global economic, credit and capital market conditions, (vi) changes in federal or state tax laws or the administration of those laws, (vii) changes in gaming laws or regulations (including the legalization or expansion of gaming in certain jurisdictions), (viii) expansion of gaming on Native American lands, including such lands in California, (ix) applications for licenses and approvals under applicable laws and regulations (including gaming laws and regulations), (x) regulatory or judicial proceedings, (xi) consequences of any future security alerts and/or terrorist attacks such as those that occurred on September 11, 2001, and (xii) consequences of the war with Iraq. Additional information concerning potential factors that we think could cause our actual results to differ materially from expected and historical results is included under the caption "Factors that May Affect Our Future Results" in Item 1 of this report. If one or more of the assumptions underlying our forward-looking statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements contained in this report. Therefore, we caution you not to place undue reliance on our forward-looking statements. This statement is provided as permitted by the Private Securities Litigation Reform Act of 1995.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The information in Item 7 of this report under "Financial Position and Capital Resources—Market Risk and Derivative Financial Instruments" is incorporated herein by this reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MANDALAY RESORT GROUP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 31,
	2003	2002
	(in thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$148,442	$105,905
Accounts receivable, net of allowance	55,303	58,372
Income tax receivable	13,107	13,531
Inventories	30,625	30,555
Prepaid expenses	47,404	40,848
Deferred income tax	16,523	13,220

Total current assets	311,404	262,431

Property, equipment and leasehold interests, at cost, net	3,201,635	3,049,812

Other assets
Excess of purchase price over fair market value of net assets acquired, net	38,330	45,445
Investments in unconsolidated affiliates	573,345	554,086
Other investments	43,625	35,751
Intangible development costs	93,360	—
Deferred charges and other assets	92,965	84,953

Total other assets	841,625	720,235

Total assets	$4,354,664	$4,032,478

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$20,284	$39,251
Accounts and contracts payable
Trade	36,952	33,473
Construction	10,031	8,284
Accrued liabilities
Salaries, wages, vacations and bonuses	56,427	52,680
Progressive jackpots	13,267	11,556
Advance room deposits	14,384	13,242
Interest	67,731	58,592
Other	98,301	92,163

Total current liabilities	317,377	309,241

Long-term debt, net of current portion	2,763,593	2,482,087

Other liabilities
Deferred income tax	227,652	194,922
Accrued intangible development costs	55,027	—
Deferred gain	10,339	28,339
Other long-term liabilities	79,160	80,919

Total other liabilities	372,178	304,180

Total liabilities	3,453,148	3,095,508

Commitments and contingent liabilities
Minority interest	18,587	(3,639)

Stockholders' equity
Common stock $.01 2/3 par value
Authorized—450,000,000 shares
Issued—113,634,013 shares	1,894	1,894
Preferred stock $.01 par value
Authorized—75,000,000 shares	—	—
Additional paid-in capital	581,166	572,992
Retained earnings	1,489,979	1,374,376
Accumulated other comprehensive loss	(16,920)	(21,902)
Treasury stock (51,061,847 and 45,278,193 shares), at cost	(1,173,190)	(986,751)

Total stockholders' equity	882,929	940,609

Total liabilities and stockholders' equity	$4,354,664	$4,032,478

The accompanying notes are an integral part of these consolidated financial statements.

MANDALAY RESORT GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year ended January 31,
	2003	2002	2001
	(in thousands, except share data)
Revenues
Casino	$1,205,163	$1,201,707	$1,221,595
Rooms	570,236	581,551	611,352
Food and beverage	414,051	410,276	418,081
Other	333,979	332,253	299,753

	2,523,429	2,525,787	2,550,781
Less—complimentary allowances	(169,311)	(177,275)	(169,642)

	2,354,118	2,348,512	2,381,139

Costs and expenses
Casino	647,195	669,719	670,243
Rooms	201,630	197,300	203,352
Food and beverage	285,153	283,864	299,726
Other	212,075	219,358	200,236
General and administrative	409,166	417,149	409,603
Corporate general and administrative	27,439	20,981	21,153
Depreciation and amortization	144,995	216,001	217,984
Operating lease rent	49,073	32,185	40,121
Preopening expenses	4,614	2,155	1,832
Impairment loss	5,422	52,027	—
Write-off of intangible asset	13,000	—	—

	1,999,762	2,110,739	2,064,250

Equity in earnings of unconsolidated affiliates	97,950	113,287	114,645

Income from operations	452,306	351,060	431,534

Other income (expense)
Interest, dividends and other income	(2,229)	(2,113)	6,934
Guarantee fees from unconsolidated affiliate	193	2,264	2,498
Interest expense	(207,114)	(221,352)	(219,940)
Net interest from unconsolidated affiliates	(7,172)	(7,501)	(9,888)

	(216,322)	(228,702)	(220,396)

Minority interest	(40,650)	(29,352)	(16,746)

Income before provision for income taxes	195,334	93,006	194,392
Provision for income taxes	(77,869)	(39,962)	(74,692)

Income before cumulative effect of a change in accounting principle	117,465	53,044	119,700
Cumulative effect of a change in accounting for goodwill	(1,862)	—	—

Net income	$115,603	$53,044	$119,700

Basic earnings per share:
Income before cumulative effect of a change in accounting principle	$1.74	$.73	$1.53
Cumulative effect of a change in accounting principle	(.03)	—	—

Net income	$1.71	$.73	$1.53

Diluted earnings per share:
Income before cumulative effect of a change in accounting principle	$1.68	$.71	$1.50
Cumulative effect of a change in accounting principle	(.03)	—	—

Net income	$1.65	$.71	$1.50

Average shares outstanding (basic)	67,555,934	72,798,916	78,334,735

Average shares outstanding (diluted)	70,158,204	74,459,831	79,700,614

The accompanying notes are an integral part of these consolidated financial statements.

MANDALAY RESORT GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended January 31,
	2003	2002	2001
	(in thousands)
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
Net income	$115,603	$53,044	$119,700

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	144,995	216,001	217,984
Provision for bad debts	7,165	20,381	21,329
Increase (decrease) in deferred income tax	26,744	(16,420)	25,023
Increase in interest payable	9,139	5,470	33,727
Increase in accrued pension cost	8,420	7,536	4,363
Loss on disposition of fixed assets	1,747	1,973	290
Impairment loss	5,422	52,027	—
Write-off of intangible asset	13,000	—	—
Cumulative effect of accounting change	1,862	—	—
Increase in other current assets	(10,298)	(13,164)	(33,381)
(Decrease) increase in other current liabilities	(2,616)	5,743	18,584
(Increase) decrease in other noncurrent assets	(20,294)	13,404	(551)
Unconsolidated affiliates' distributions in excess of earnings (earnings in excess of distributions)	23,827	(2,783)	22,077
Minority interest in earnings, net of distributions	22,226	15,036	6,421
Other	2,981	—	—

Total adjustments	234,320	305,204	315,866

Net cash provided by operating activities	349,923	358,248	435,566

Cash flows from investing activities
Capital expenditures	(300,532)	(156,742)	(110,220)
Increase (decrease) in construction payable	1,747	4,364	(29,495)
Increase in other investments	(10,793)	(10,802)	(16,755)
Increase in investments in unconsolidated affiliates	(43,500)	—	—
Development agreement costs	(19,500)	—	—
Other	2,295	3,275	2,633

Net cash used in investing activities	(370,283)	(159,905)	(153,837)

Cash flows from financing activities
Proceeds from issuance of senior and senior subordinated notes	—	297,836	700,000
Proceeds from sale-leaseback transactions	—	130,500	—
Net effect on cash of issuances and payments of debt with initial maturities of three months or less	280,000	(380,000)	(715,576)
Principal payments of debt with initial maturities in excess of three months	(44,478)	(62,498)	(23,000)
Debt premium on reverse interest swap termination	28,892	—	—
Debt issuance costs	(1,574)	(16,233)	(16,325)
Exercise of stock options	44,286	5,054	17,797
Purchases of treasury stock	(220,866)	(125,910)	(247,128)
Interim settlements and interest under equity forward agreements	(1,656)	(45,517)	(2,405)
Reversal of deferred gain	(16,414)	—	—
Other	(5,293)	(1,611)	(5,768)

Net cash provided by (used in) financing activities	62,897	(198,379)	(292,405)

Net increase (decrease) in cash and cash equivalents	42,537	(36)	(10,676)
Cash and cash equivalents at beginning of year	105,905	105,941	116,617

Cash and cash equivalents at end of year	$148,442	$105,905	$105,941

Supplemental cash flow disclosures
Cash paid for interest (net of amounts capitalized)	$190,395	$209,418	$183,638
Cash paid for income taxes	$33,265	$58,132	$38,731
Noncash items
(Increase) decrease in market value of interest rate swaps	$(16,494)	$24,119	$—
Decrease in market value of investment in insurance contracts	$2,919	$2,073	$—
Minimum pension liability adjustment	$7,412	$8,735	$23,179
Accrual of development agreement costs	$73,860	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

MANDALAY RESORT GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock Issued
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
	(in thousands)
Balance, January 31, 2000	113,634	$1,894	$565,925	$1,201,632	$—	$(581,671)	$1,187,780
Net income	—	—	—	119,700	—	—	119,700
Minimum pension liability adjustment	—	—	—	—	(6,804)	—	(6,804)

Total comprehensive income							112,896
Exercise of stock options	—	—	6,282	—	—	11,515	17,797
Treasury stock acquired (14,534 shares), at cost	—	—	—	—	—	(247,128)	(247,128)
Interest under equity forward agreements	—	—	—	—	—	(2,405)	(2,405)

Balance, January 31, 2001	113,634	1,894	572,207	1,321,332	(6,804)	(819,689)	1,068,940
Net income	—	—	—	53,044	—	—	53,044
Minimum pension liability adjustment	—	—	—	—	1,005	—	1,005
Interest rate swap market adjustment	—	—	—	—	(16,103)	—	(16,103)

Total comprehensive income							37,946
Exercise of stock options	—	—	689	—	—	4,365	5,054
Treasury stock acquired (5,186 shares), at cost	—	—	—	—	—	(125,910)	(125,910)
Interim settlements and interest under equity forward agreements	—	—	—	—	—	(45,517)	(45,517)
Other	—	—	96	—	—	—	96

Balance, January 31, 2002	113,634	1,894	572,992	1,374,376	(21,902)	(986,751)	940,609
Net income	—	—	—	115,603	—	—	115,603
Minimum pension liability adjustment	—	—	—	—	(5,571)	—	(5,571)
Interest rate swap market adjustment	—	—	—	—	10,553	—	10,553

Total comprehensive income							120,585
Exercise of stock options	—	—	8,203	—	—	36,083	44,286
Treasury stock acquired (7,470 shares), at cost	—	—	—	—	—	(220,866)	(220,866)
Interim settlements and interest under equity forward agreements	—	—	—	—	—	(1,656)	(1,656)
Other	—	—	(29)	—	—	—	(29)

Balance, January 31, 2003	113,634	$1,894	$581,166	$1,489,979	$(16,920)	$(1,173,190)	$882,929

The accompanying notes are an integral part of these consolidated financial statements.

MANDALAY RESORT GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

        Mandalay Resort Group (the "Company"), which changed its name from Circus Circus Enterprises, Inc. effective June 18, 1999, was incorporated February 27, 1974 in Nevada. The Company owns and operates hotel and casino facilities in Las Vegas, Reno, Laughlin, Jean and Henderson, Nevada and a hotel and dockside casino in Tunica County, Mississippi. In Detroit, Michigan, the Company is the majority investor in a casino. It is also an investor in several unconsolidated affiliates, with operations that include a riverboat casino in Elgin, Illinois, a hotel/casino in Reno, Nevada and a hotel/casino on the Las Vegas Strip. (See Note 5—Investments in Unconsolidated Affiliates.)

        The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and the Detroit joint venture (53.5% owned), which is required to be consolidated. Material intercompany accounts and transactions have been eliminated. Investments in 50% or less owned affiliated companies are accounted for under the equity method.

USE OF ESTIMATES

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and affect the disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect the reported amounts of revenue and expenses during the reporting period. On a regular basis, management evaluates its estimates, including those related to bad debts, intangible assets, self-insurance liabilities, income taxes, contingencies and litigation. Actual results could differ from those estimates.

CASH EQUIVALENTS

        At January 31, 2003 and 2002, cash equivalents (consisting principally of money market funds and instruments with maturities at date of purchase of three months or less) had a cost approximately equal to market value.

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

CAPITALIZED INTEREST

        The Company capitalizes interest costs associated with debt incurred in connection with major construction projects. When debt is not specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company's average cost of borrowed money. Capitalization of interest ceases when a project is substantially complete or construction activities are no longer underway. The amounts capitalized during the years ended January 31, 2003, 2002 and 2001, were $13.2 million, $1.0 million and $1.6 million, respectively.

LONG-LIVED ASSETS

        Long-lived assets are comprised of goodwill, indefinite-life intangible assets, property and equipment and other assets. Accounting for goodwill and indefinite-life intangible assets is discussed in Note 4 and Note 7, respectively. Property and equipment and other assets are reviewed for impairment, on a property by property basis (the lowest level for which there are identifiable cash flows), whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Pursuant to applicable accounting rules, an estimate of undiscounted future cash flows produced by the asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists. If an asset is determined to be impaired based on expected future cash flows, a loss, measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset, is recognized in the consolidated statements of income. Assets to be disposed of are reported at the lower of the carrying amount or their estimated net realizable value.

        In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144, which was adopted by the Company in fiscal 2003, supercedes Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), and portions of other accounting statements. The provisions applicable to the Company under SFAS 144 are substantially the same as those under SFAS 121.

        Pursuant to SFAS 121, the Company determined that the carrying values of its two Jean properties, Gold Strike and Nevada Landing, exceeded their fair values and, accordingly, recognized an impairment loss of $52.0 million in fiscal 2002. The properties' fair values were determined based upon several valuation approaches, including discounted future cash flows and cash flow multiples. The write-down was attributable to a downturn in operating results at these properties over the past few years due to the continued expansion of Native American casinos in California. Of the $52.0 million write-down, $17.9 million represented goodwill.

SELF-INSURANCE

        The Company is self-insured up to certain limits for workers' compensation and employee medical claims. Self-insurance reserves are estimated based on the Company's claims experience and are included in accrued liabilities on the consolidated balance sheets.

TREASURY STOCK

        Shares purchased and placed in treasury are valued at cost. Shares are removed from treasury using the first-in, first-out method. Interest charges and other fees related to the Company's equity forward agreements are included in treasury stock, net of the related tax benefit. (See Note 16—Equity Forward Agreements.)

REVENUE RECOGNITION

        Casino revenue is derived primarily from patrons wagering on slot machines, table games and other gaming activities. Table games typically include Blackjack or Twenty One, Craps, Baccarat and Roulette. Other gaming activities include Keno, Poker and Race and Sports. Casino revenues represent the net difference between the sums received as winnings and the sums paid as losses. Incentives, such as discounts to induce casino play and player club points (discussed more fully below), are deducted from gross casino revenues.

        Hotel, food and beverage, entertainment and other operating revenues are recognized as services are performed. Advance deposits on rooms and advance ticket sales are recorded as accrued liabilities until services are provided to the customer. The retail value of accommodations, food and beverage, and other services furnished to hotel-casino guests without charge is included in gross revenue and then deducted as complimentary allowances.

        The estimated cost of providing such complimentary allowances, as they relate to the casino department, was included in casino expenses as follows:

	Year ended January 31,
	2003	2002	2001
	(in thousands)
Rooms	$17,368	$19,341	$18,580
Food and beverage	89,218	93,405	94,440
Other	10,972	13,405	11,042

	$117,558	$126,151	$124,062

PLAYERS' CLUB POINTS

        The Company's players' club allows customers to earn "points" based on the volume of their gaming activity. These points are redeemable for cash rebates and/or certain complimentary services. Points are accrued based upon their historical redemption rate multiplied by the cash value or the cost of providing the applicable complimentary services. Casino revenues were reduced by the value of player club points earned of $30.0 million, $28.3 million and $28.4 million in the years ended January 31, 2003, 2002 and 2001, respectively.

PREOPENING EXPENSES

        Preopening expenses consist principally of direct incremental personnel costs and advertising and marketing expenses. In accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5, preopening expenses are expensed as incurred.

        For the year ended January 31, 2003, preopening expenses of $4.6 million related primarily to the new convention center at Mandalay Bay that opened in January 2003. For the year ended January 31, 2002, preopening expenses of $2.2 million also related primarily to the new convention center. For the year ended January 31, 2001, preopening expenses of $1.8 million related to the Shark Reef at Mandalay Bay, which opened June 2000.

INCOME TAXES

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on the income tax provision and deferred tax assets and liabilities is recognized in the results of operations in the period that includes the enactment date.

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

	Year ended January 31,
	2003	2002	2001
	(in thousands, except per share data)
Net income	$115,603	$53,044	$119,700

Weighted average shares outstanding (basic earnings per share)	67,556	72,799	78,335
Stock options	2,524	1,661	1,366
Equity forward contract	78	—	—

Weighted average shares outstanding (diluted earnings per share)	70,158	74,460	79,701

Basic earnings per share	$1.71	$.73	$1.53

Diluted earnings per share	$1.65	$.71	$1.50

STOCK-BASED COMPENSATION

        The Company has various employee stock option plans as more fully described in Note 14—Stock Options. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") provides that companies may elect to account for employee stock options using a fair value method or continue to apply the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has elected to continue to apply APB 25 and related interpretations in accounting for its stock option plans using the intrinsic value method. Intrinsic value represents the excess, if any, of the market price of the underlying common stock at the grant date over the exercise price of the stock option. Since all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant, no compensation expense related to stock options was reflected in net income. Had compensation expense related to stock options been determined in accordance with the fair value recognition provisions of SFAS 123, the effect on the Company's net income and basic and diluted earnings per share would have been as follows:

	Year ended January 31,
	2003	2002	2001
	(in thousands, except share data)
Net income as reported	$115,603	$53,044	$119,700
Less total stock-based employee compensation expense determined under the fair value method, net of tax	(8,224)	(10,415)	(5,296)

Pro forma net income	$107,379	$42,629	$114,404

Net income per share (basic)
As reported	$1.71	$.73	$1.53
Pro forma	1.59	.59	1.46
Net income per share (diluted)
As reported	$1.65	$.71	$1.50
Pro forma	1.53	.57	1.44

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Year ended January 31,
	2003	2002	2001
Expected stock price volatility	40.7%	41.9%	45.1%
Risk-free interest rate	2.3%	4.2%	4.6%
Expected option lives (years)	4.1	2.9	3.4
Dividend yield	0.0%	0.0%	0.0%
Estimated fair value of options granted (per share)	$9.58	$6.10	$6.25

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

        The accumulated other comprehensive loss reflected on the balance sheet consisted of the following:

	January 31,
	2003	2002
	(in thousands)
Minimum pension liability adjustment	$11,370	$5,799
Adjustment to interest rate swaps	5,550	16,103

Accumulated other comprehensive loss	$16,920	$21,902

RECLASSIFICATIONS

        During fiscal 2003, the Company changed its presentation of equity in earnings of unconsolidated affiliates, which was previously reported as a component of revenues. The Company now reports equity in earnings of unconsolidated affiliates as a separate component of income from operations on the consolidated statements of income under a separate caption titled "Equity in Earnings of Unconsolidated Affiliates." Prior years have been reclassified to conform with the new presentation. This reclassification had no effect on previously reported income from operations or net income.

        The consolidated financial statements for prior years reflect certain other reclassifications to conform to classifications adopted in the current year. These reclassifications had no effect on previously reported net income.

RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan, as previously required under Emerging Issues Task Force Issue 94-3. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that SFAS 146 will not have a significant impact on its results of operations or financial position.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS Nos. 5, 57 and 107 and a rescission of FASB Interpretation No. 34" ("Interpretation 45"). Interpretation 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The provisions of Interpretation 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are generally effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes that Interpretation 45 will not have a significant impact on its results of operations or financial position.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123" ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to continue to account for stock-based employee compensation using the intrinsic value method under APB Opinion 25 (see Stock-Based Compensation above).

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation 46"). Interpretation 46 addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. These entities are commonly referred to as "special purpose entities." The provisions of Interpretation 46 are required to be applied prospectively for all variable interest entities created after January 31, 2003. The Company believes that Interpretation 46 will not have a significant impact on its results of operations or financial position.

Note 2.  Accounts Receivable

        The Company extends credit to approved casino customers. These receivables are the principal financial instruments that potentially subject the Company to concentration of credit risk. The Company maintains an allowance for doubtful accounts to reduce the receivables to their estimated collectible amount, which approximates fair value. As of January 31, 2003, management believes that there are no concentrations of credit risk for which an allowance has not been established and recorded. The collectibility of foreign and domestic receivables could be affected by future business or economic conditions or other significant events in the United States or in the countries in which foreign customers reside. Bad debt expense was $7.2 million, $20.4 million and $21.3 million for the years ended January 31, 2003, 2002 and 2001, respectively.

        Accounts receivable consisted of the following:

	January 31,
	2003	2002
	(in thousands)
Casino	$47,307	$64,036
Hotel	28,129	20,601
Other	7,137	9,139

	82,573	93,776
Less—allowance for doubtful accounts	(27,270)	(35,404)

	$55,303	$58,372

        The above allowance for doubtful accounts includes $25.7 million and $32.8 million related to casino receivables at January 31, 2003 and 2002, respectively.

Note 3.  Property, Equipment and Leasehold Interests

        Property, equipment and leasehold interests consisted of the following:

	January 31,
	2003	2002
	(in thousands)
Land and land leases	$396,794	$395,805
Buildings and improvements	3,263,074	3,037,800
Equipment, furniture and fixtures	737,566	674,830
Leasehold interests and improvements	8,646	8,664

	4,406,080	4,117,099
Less—accumulated depreciation and amortization	(1,266,465)	(1,162,203)

	3,139,615	2,954,896
Construction in progress	62,020	94,916

	$3,201,635	$3,049,812

Note 4.  Goodwill

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 provides that goodwill will no longer be amortized, but will instead be reviewed for impairment at least annually. SFAS 142 was adopted by the Company on February 1, 2002.

        As of February 1, 2002, the Company had approximately $45.4 million of unamortized goodwill. Most of this total related to the fiscal 2000 purchase of an additional ownership interest in the joint venture which operates MotorCity Casino. In accordance with SFAS 142, each property with assigned goodwill is to be valued as an operating entity. If the fair value of the operating entity is greater than the book value, including assigned goodwill, no further testing is required. However, if the book value, including goodwill, is greater than the fair value of the operating entity, the assets and liabilities of the operating entity need to be valued. The difference between the fair value of the operating entity and the fair value of the assets represents the implied fair value of goodwill. To the extent that the implied fair value of goodwill is less than the book value of goodwill, an impairment charge must be recognized as a cumulative effect of a change in accounting principle upon adoption.

        The Company previously completed its implementation analysis of the goodwill arising from its prior acquisitions. For purposes of this analysis, the fair value of the operating entities was determined using a combination of a discounted cash flow model and a valuation multiple or, in certain instances, an independent appraisal. Based upon this analysis, the Company recorded an impairment charge of $1.9 million, representing the unamortized goodwill associated with the June 1, 1995 acquisition of the Railroad Pass Hotel and Casino. This charge was reflected as a cumulative effect of a change in accounting principle in the first quarter of fiscal 2003.

        The Company has also completed its annual review of impairment for fiscal 2003, pursuant to which it recorded an impairment loss of $5.4 million, representing the unamortized goodwill associated with the February 1, 1983 acquisition of the Edgewater Hotel and Casino in Laughlin, Nevada. A decline in income from operations at that property, along with lowered expectations for the Laughlin market, indicated impairment.

        On December 14, 1999, the Company purchased an additional ownership interest in a joint venture which operates MotorCity Casino, a casino in Detroit, Michigan, bringing its total ownership interest in the joint venture to 53.5%. The excess of the purchase price over the fair market value of the net assets acquired amounted to $38.4 million.

        On June 1, 1995, the Company completed its acquisition of a group of properties (collectively, the "Gold Strike Properties") consisting of (i) two hotel/casino facilities in Jean, Nevada (see Note 1 regarding an impairment loss at these properties); (ii) a hotel/casino in Henderson, Nevada; (iii) a 50% interest in a joint venture which owns Grand Victoria, a riverboat casino and land-based entertainment complex in Elgin, Illinois; and (iv) a 50% interest in a joint venture which owns Monte Carlo, a major hotel/casino on the Las Vegas Strip. The excess of the purchase price over the fair market value of the net assets acquired amounted to $394.5 million.

        When the Gold Strike acquisition was consummated, the Company recorded the entire excess of the purchase price over the fair market value of net assets acquired as goodwill. However, the majority of the excess related to the value of the investments in Grand Victoria and Monte Carlo. Since the amount was not assigned to the specific assets (e.g., property and equipment) of the joint ventures, it was properly treated as goodwill. With the adoption of SFAS 142, it was determined that goodwill related to investments in unconsolidated affiliates should be reviewed differently for impairment than other goodwill. Therefore, unamortized goodwill of $309.2 million at January 31, 2002 was reclassified to investment in unconsolidated affiliates. This reclassification had no impact on the Company's reported net income.

        On November 1, 1979, the Company purchased the Slots-A-Fun Casino in Las Vegas. The excess of the purchase price over the fair market value of the net assets acquired amounted to $4.2 million.

        The Company recorded goodwill amortization of $11.8 million in each of the years ended January 31, 2002 and 2001. Had SFAS 142 been in effect for these prior periods, the Company would have reported the following:

	Year ended January 31,
	2002	2001
	(in thousands)
Net income as reported	$53,044	$119,700
Goodwill amortization	11,801	11,801

Adjusted net income	$64,845	$131,501

Adjusted net income per share—basic	$.89	$1.68

Adjusted net income per share—diluted	$.87	$1.65

Note 5. Investments in Unconsolidated Affiliates

        The Company has investments in unconsolidated affiliates that are accounted for under the equity method. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of earnings, losses and distributions of these companies. The investment balance also includes interest capitalized during construction. Investments in unconsolidated affiliates consisted of the following:

	January 31,
	2003	2002
	(in thousands)
Circus and Eldorado Joint Venture (50%) (Silver Legacy, Reno, Nevada)	$57,615	$77,029
Elgin Riverboat Resort (50%) (Grand Victoria, Elgin, Illinois)	249,040	251,022
Victoria Partners (50%) (Monte Carlo, Las Vegas, Nevada)	266,690	226,035

	$573,345	$554,086

        The investment balances for Grand Victoria and Monte Carlo are greater than the carrying values of the net assets of the respective unconsolidated affiliates due primarily to goodwill recognized when the Company acquired the investments. (See Note 4—Goodwill.) In July 2002, the Company made an additional equity contribution of $43.5 million to Victoria Partners. These funds, along with an identical equity contribution by the Company's partner, were used to payoff the remaining balance on Monte Carlo's credit facility.

        The Company's unconsolidated affiliates operate with fiscal years ending on December 31. Summarized balance sheet information of the unconsolidated affiliates as of December 31, 2002 and 2001 is as follows:

	2002	2001
	(in thousands)
Current assets	$118,791	$116,709
Property and other assets, net	643,854	655,147
Current liabilities	86,876	182,193
Long-term debt and other liabilities	170,285	135,000
Equity	505,484	454,663

        Selected results of operations for each of the unconsolidated affiliates for the years ended December 31, 2002, 2001 and 2000 are as follows:

	December 31, 2002
	Silver Legacy	Grand Victoria	Monte Carlo	Total
	(in thousands)
Revenues	$159,432	$402,869	$250,317	$812,618
Expenses	129,124	300,803	184,268	614,195
Operating income	30,308	102,066	66,049	198,423
Net income	16,766	102,683	64,979	184,428
	December 31, 2001
	Silver Legacy	Grand Victoria	Monte Carlo	Total
	(in thousands)
Revenues	$164,677	$410,248	$256,586	$831,511
Expenses	130,595	284,101	189,737	604,433
Operating income	34,082	126,147	66,849	227,078
Net income	21,120	127,594	62,575	211,289
	December 31, 2000
	Silver Legacy	Grand Victoria	Monte Carlo	Total
	(in thousands)
Revenues	$177,489	$394,438	$276,558	$848,485
Expenses	140,246	278,571	198,002	616,819
Operating income	37,243	115,867	78,556	231,666
Net income	21,770	117,594	72,348	211,712

Note 6.  Other Investments

        The Company has adopted a Supplemental Executive Retirement Plan ("SERP"), a defined benefit plan pursuant to which the Company pays supplemental pension benefits to certain key employees upon retirement. The SERP is an unfunded plan. However, the Company is informally funding the plan through life insurance contracts on the participants. These life insurance contracts had cash surrender values of $35.2 million and $28.6 million at January 31, 2003 and 2002, respectively. (See Note 13—Employee Retirement Plans for additional information regarding the SERP.)

Note 7.  Intangible Development Costs

        On August 2, 2002, the Detroit City Council approved a revised development agreement pursuant to which MotorCity Casino will expand its current facility by December 31, 2005. Under the revised development agreement, MotorCity Casino paid the City of Detroit $17 million in October 2002. MotorCity is required to pay another $10 million in four equal installments before June 2003, and an additional $17 million in 12 equal monthly installments beginning June 1, 2003. MotorCity is further obligated, through letters of credit issued by the Company, to fund approximately $49.4 million to repay bonds issued by the Economic Development Corporation of the City of Detroit. The Company recorded an intangible asset of $93.4 million, representing the total of the above obligations. As of January 31, 2003, the remaining unpaid obligation is $73.9 million ($18.9 million current portion). These intangible development costs have an indefinite life. (See Note 17—Commitments and Contingent Liabilities for additional details regarding the Company's Detroit joint venture.)

Note 8.  Deferred Charges and Other Assets

        Deferred charges and other assets consisted of the following:

	January 31,
	2003	2002
	(in thousands)
Debt issuance costs, net	$31,877	$38,893
Intangible asset related to SERP	21,833	22,992
Other	39,255	23,068

	$92,965	$84,953

        The Company incurs discounts, structuring fees and other costs in connection with its issuance of debt and in connection with its credit facilities. Debt issuance costs are capitalized when incurred and amortized to interest expense based on the anticipated debt maturities using the straight-line method, which approximates the effective interest method. The amortization of debt issuance costs included in interest expense was $7.6 million, $6.5 million and $4.9 million for the years ended January 31, 2003, 2002 and 2001, respectively.

        The Company accounts for its SERP according to Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" ("SFAS 87"). SFAS 87 requires the recognition of an intangible asset in an amount equal to the additional minimum liability, provided that such intangible asset may not exceed the amount of unrecognized prior service cost and unrecognized net obligation. The amount by which the additional minimum liability exceeds unrecognized prior service cost and unrecognized net obligation is recorded as a negative component of stockholders' equity through comprehensive income (net of related tax benefits). (See Note 13—Employee Retirement Plans for additional information regarding the SERP.)

Note 9.  Long-term Debt

        Long-term debt consisted of the following:

	January 31,
	2003	2002
	(in thousands)
Amounts due under bank credit agreements at floating interest rates, weighted average of 3.2% and 3.6%	$660,000	$380,000
Amounts due under majority-owned joint venture revolving credit facility at floating interest rates, weighted average of 2.8% and 3.3%	20,000	64,000
6 3/4% Senior Subordinated Notes due 2003 (net of unamortized discount of $7 and $23)	149,993	149,977
9 1/4% Senior Subordinated Notes due 2005	275,000	275,000
6.45% Senior Notes due 2006 (net of unamortized discount of $132 and $176)	199,868	199,824
10 1/4% Senior Subordinated Notes due 2007	500,000	500,000
9 1/2% Senior Notes due 2008	200,000	200,000
9 3/8% Senior Subordinated Notes due 2010 (net of unamortized discount of $1,877 and $2,142)	298,123	297,858
7 5/8% Senior Subordinated Debentures due 2013	150,000	150,000
7.0% Debentures due 2036 (net of unamortized discount of $79 and $92)	149,921	149,908
6.70% Debentures due 2096 (net of unamortized discount of $40 and $88)	149,960	149,912
Other notes	4,381	4,859

	2,757,246	2,521,338
Current portion of long-term debt	(20,284)	(39,251)
Debt premium from termination of reverse interest rate swaps (see Note 10)	26,631	—

	$2,763,593	$2,482,087

        In August 2001, the Company replaced its $1.8 billion unsecured credit facility, dated May 23, 1997, with three separate facilities that totaled $1.25 billion. These credit facilities included a $150 million capital markets term loan facility which was paid in full using a portion of the net proceeds received from the issuance of $300 million of Senior Subordinated Notes in December 2001 (discussed more fully below), thus reducing the borrowing capacity to $1.1 billion under the two remaining facilities. The remaining credit facilities, which are for general corporate purposes, include a $250 million term loan facility, the entire amount of which was outstanding at January 31, 2003, and an $850 million revolving facility, $410 million of which was outstanding at January 31, 2003. Each of the credit facilities is unsecured and provides for the payment of interest, at the Company's option, either at a rate equal to or an increment above the higher of the Bank of America, N.A. "prime rate" and the Federal Reserve Board "Federal Funds Rate" plus 50 basis points or, alternatively, at a Eurodollar-based rate. The entire principal amount outstanding under the credit facilities becomes due and payable on August 21, 2006, unless the maturity date is extended with the consent of the lenders. While the debt instruments issued under the above credit facilities are short term in tenor, they are classified as long-term debt because it is management's intention to continue to replace such borrowings on a rolling basis as various instruments come due and to have such borrowings outstanding for longer than one year. The fair value of the debt issued under the credit facilities approximates the carrying value of the debt.

        Each of the credit facilities includes financial covenants regarding total debt and interest coverage and contains covenants that limit the Company's ability, among other things, to dispose of assets, make distributions on its capital stock, engage in a merger, incur liens and engage in transactions with its affiliates. In December 2001, the Company amended the covenants under each of its credit facilities to provide for more liberal tests for total debt and interest coverage. These amendments were obtained to address the impact of the terrorist attacks that occurred on September 11, 2001. In February 2003, the Company again amended the covenants under each of its credit facilities. These amendments modify the definition of "Adjusted EBITDA" with respect to the Company's 53.5% ownership in MotorCity Casino in Detroit, Michigan. As previously defined in the credit facilities, Adjusted EBITDA included only the cash distributions the Company actually received from MotorCity Casino. Under the amended definition, Adjusted EBITDA will include the Company's 53.5% share of the Adjusted EBITDA of MotorCity Casino, whether or not distributed. These amendments also provide for a more liberal test for total debt coverage during the fiscal year ending January 31, 2004. At January 31, 2003, the Company was in compliance with all of the covenants in its credit facilities and, under the most restrictive loan covenant, was restricted from issuing additional debt in excess of approximately $273.1 million.

        On December 14, 1999, the Company acquired an additional 8.5% ownership interest in the joint venture that owns and operates MotorCity Casino in Detroit, Michigan, bringing the total ownership interest to 53.5%. Therefore, long-term debt of that joint venture is reflected as an obligation of the Company. In June 1999, the joint venture entered into a $150 million reducing revolving credit facility which matures on June 30, 2003. The credit facility reduces by fixed amounts quarterly and contains financial covenants regarding total debt, capital expenditures and investments. At January 31, 2003, the joint venture was in compliance with all of these covenants. The credit facility, which is guaranteed by the Company, was used primarily to develop and construct the current casino facility. The fair value of the debt issued under the credit facility approximates the carrying amount of the debt.

        On December 20, 2001, the Company issued $300 million principal amount of 9 3/8% Senior Subordinated Notes due February 2010 (the "9 3/8% Notes"), with interest payable each February and August. The 9 3/8% Notes are redeemable prior to maturity at the option of the Company, in whole, at 100% of the principal amount plus a make-whole premium. The 9 3/8% Notes, which were discounted to $297.8 million, are not subject to any sinking fund requirements. The net proceeds from this issuance were used to repay borrowings under the Company's credit facilities. As of January 31, 2003, the estimated fair value of the 9 3/8% Notes was $318.0 million, based on their trading price.

        On August 16, 2000, the Company issued $200 million principal amount of 9 1/2% Senior Notes due August 2008 (the "9 1/2% Notes"), with interest payable each February and August. The 9 1/2% Notes are redeemable prior to maturity at the option of the Company, in whole, at 100% of the principal amount plus a make-whole premium. The 9 1/2% Notes are not subject to any sinking fund requirements. The net proceeds from this issuance were used to repay borrowings under the Company's credit facility. As of January 31, 2003, the estimated fair value of the 9 1/2% Notes was $222.0 million, based on their trading price.

        On July 24, 2000, the Company issued $500 million principal amount of 10 1/4% Senior Subordinated Notes due August 2007 (the "10 1/4% Notes"), with interest payable each February and August. The 10 1/4% Notes are redeemable prior to maturity at the option of the Company, in whole, at 100% of the principal amount plus a make-whole premium. A portion of the 10 1/4% Notes are also redeemable at the option of the Company prior to August 1, 2003 with the proceeds of a public offering of equity securities. The 10 1/4% Notes are not subject to any sinking fund requirements. The net proceeds from this issuance were used to repay borrowings under the Company's credit facility. As of January 31, 2003, the estimated fair value of the 10 1/4% Notes was $540.0 million, based on their trading price.

        In November 1998, the Company issued $275 million principal amount of 9 1/4% Senior Subordinated Notes due December 2005 (the "9 1/4% Notes"), with interest payable each June and December. The 9 1/4% Notes are redeemable at the option of the Company, in whole or in part, beginning December 1, 2002 at prices declining annually to 100% on or after December 1, 2004. The 9 1/4% Notes are not subject to any sinking fund requirements. As of January 31, 2003, the estimated fair value of the 9 1/4% Notes was $283.3 million, based on their trading price.

        In November 1996, the Company issued $150 million principal amount of 7.0% Debentures due November 2036 (the "7.0% Debentures"). The 7.0% Debentures may be redeemed at the option of the holder in November 2008. Also in November 1996, the Company issued $150 million principal amount of 6.70% Debentures due November 2096 (the "6.70% Debentures"). The 6.70% Debentures may be redeemed at the option of the holder in November 2003. Both the 7.0% Debentures, which were discounted to $149.8 million, and the 6.70% Debentures, which were discounted to $149.7 million, have interest payable each May and November, are not redeemable by the Company prior to maturity and are not subject to any sinking fund requirements. As of January 31, 2003, the estimated fair value of the 7.0% Debentures was $147.8 million and the estimated fair value of the 6.70% Debentures was $150.8 million, based on their trading prices.

        In February 1996, the Company issued $200 million principal amount of 6.45% Senior Notes due February 1, 2006 (the "6.45% Notes"), with interest payable each February and August. The 6.45% Notes, which were discounted to $199.6 million, are not redeemable prior to maturity and are not subject to any sinking fund requirements. As of January 31, 2003, the estimated fair value of the 6.45% Notes was $200.0 million, based on their trading price.

        In July 1993, the Company issued $150 million principal amount of 6 3/4% Senior Subordinated Notes (the "6 3/4% Notes") due July 2003 and $150 million principal amount of 7 5/8% Senior Subordinated Debentures (the "7 5/8% Debentures") due July 2013, with interest payable each July and January. The 6 3/4% Notes, which were discounted to $149.8 million, and the 7 5/8% Debentures are not redeemable prior to maturity and are not subject to any sinking fund requirements. As of January 31, 2003, the estimated fair value of the 6 3/4% Notes was $151.5 million and the estimated fair value of the 7 5/8% Debentures was $145.5 million, based on their trading prices.

        Required annual principal payments as of January 31, 2003 are as follows:

Year ending January 31,	(in thousands)
2004	$20,284
2005	284
2006	275,284
2007	1,160,105
2008	500,284
Thereafter	801,005

$2,757,246

Note 10.  Interest Rate Swaps

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

        The Company has entered into various interest rate swaps, principally with its bank group, to manage interest expense, which is subject to fluctuation due to the variable-rate nature of the debt under the Company's credit facilities. The Company has an interest rate swap agreement under which it pays a fixed interest rate of 6.4% and receives a variable interest rate of 1.4% at January 31, 2003 on $200 million notional amount, which terminates in fiscal 2004. Three swaps with a combined notional amount of $350 million terminated in fiscal 2003.

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

        In October 2002, the Company elected to terminate the four "reverse" swaps. The Company received $28.9 million, in cash, representing the fair market value of the swaps and recorded corresponding debt premiums which will be amortized to interest expense, using an effective interest rate method, over the remaining lives of the related debt instruments. The amortization of the debt premium for the fiscal year ended January 31, 2003 was $2.3 million. This amortization is estimated to be $7.1 million in the fiscal year ending January 31, 2004.

        The net effect of all the above swaps resulted in additional interest expense of $12.9 million for the year ended January 31, 2003.

        The Company is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. However, the Company considers the risk of nonperformance by the counterparties to be minimal because the parties to the swaps are predominantly members of the Company's bank group. If the Company had terminated all swaps as of January 31, 2003, the Company would have had to pay a net amount of $7.6 million based on quoted market values from the various financial institutions holding the swaps.

        The above swaps meet the criteria for hedge accounting established by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which the Company adopted in fiscal 2002. The Company reports its swap related assets and liabilities on a net basis in "Other Long-term Liabilities". The fair market value of the swaps designated as cash flow hedges increased by $16.5 million ($10.6 million, net of tax) during the year ended January 31, 2003, which decreased the net liability, with the corresponding income included as other comprehensive income. The above increase in the fair market value included $12.7 million representing the effect of the swaps that terminated during fiscal 2003. With respect to swaps designated as fair value hedges, because these swaps were terminated, the corresponding fair values of

$9.4 million recorded in the second quarter have been removed from the net liability and long-term debt. The fair value received from the early termination was recorded as a debt premium and will be amortized to interest expense, as discussed previously.

Note 11.  Leasing Arrangements

        In October 1998, the Company entered into a $200 million operating lease agreement with a group of financial institutions to lease equipment at Mandalay Bay.

        In December 2001, the Company entered into a series of sale and leaseback agreements totaling $130.5 million with a group of financial institutions, covering equipment located at several Nevada properties. The sale of the equipment resulted in the recognition of a net deferred gain of $28.3 million, a substantial portion of which was subsequently reversed when the Company exercised its purchase option on some of the equipment (see below). The remaining unamortized deferred gain of approximately $10.3 million will be reversed upon termination of the lease, assuming the Company again exercises its purchase option. The proceeds from these leases were used to reduce borrowings outstanding under the Company's revolving credit facility.

        On July 31, 2002, the Company exercised its purchase option under a $12.5 million aircraft lease agreement (part of the $130.5 million lease agreements entered into in December 2001) pursuant to which it paid $12.0 million to reacquire the aircraft and reversed $11.5 million of related deferred gain, which represented the remaining unamortized balance. On September 30, 2002, the Company exercised its purchase option under a $5.5 million aircraft lease agreement (also part of the $130.5 million lease agreements entered into in December 2001). Pursuant to this purchase option, the Company paid $5.1 million to reacquire the aircraft and reversed $4.9 million of related deferred gain, which represented the remaining unamortized balance.

        The Company entered into the above operating leases solely to provide greater financial flexibility. The rent expense related to these operating leases is reported separately in the consolidated statements of income as operating lease rent. The operating lease agreements contain financial covenants regarding total debt and interest coverage that are similar to those under the Company's credit facilities. The agreements also contain covenants regarding equipment maintenance, insurance requirements and prohibitions on liens. As of January 31, 2003, the Company was in compliance with all of the covenants in these agreements.

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

Summary of Operating Lease Agreements

Date of agreement	10/30/98	12/21/01	Total

Initial value of leased equipment	$200,000	$112,500	$312,500
Purchase option at January 31, 2003(1)	$122,500	$93,700	$216,200
Current termination date	6/30/03	12/21/04

Purchase option at current termination(1)	$113,900	$56,300	$170,200
Maximum extended termination date(2)	6/30/03	12/21/05

Purchase option at maximum termination(1)	$113,900	$45,000	$158,900

(1)
Represents estimated fair value at that date based upon independent appraisal.

(2)
Assumes election of all available renewal periods.

        The Company also leases various storage facilities and has various air space under operating leases expiring individually through 2032. A portion of the Circus Circus facility in Reno is built on leased land with various operating leases expiring through 2033. The following is a schedule of future minimum rental payments required as of January 31, 2003 under operating leases that have lease terms in excess of one year:

Year ending January 31,	(in thousands)
2004	$32,917
2005	22,152
2006	722
2007	386
2008	247
Thereafter	5,610

$62,034

        Rent expense for all leases accounted for as operating leases was as follows:

	Year ended January 31,
	2003	2002	2001
	(in thousands)
Operating rent expense	$51,125	$34,071	$43,222

Note 12.  Income Taxes

        The Company accounts for income taxes according to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied. At January 31, 2003, the Company believes that its deferred tax assets are fully realizable because of the future reversal of existing taxable temporary differences and projected taxable income in the future. Accordingly, there is no valuation allowance at January 31, 2003.

        The components of the provision for income taxes were as follows:

	Year ended January 31,
	2003	2002	2001
	(in thousands)
Current
Federal	$46,446	$39,147	$53,716
State	1,504	1,438	1,417

	47,950	40,585	55,133

Deferred (see below)
Federal	29,919	(623)	19,559

	$77,869	$39,962	$74,692

        The Company recognized a tax benefit of $15.0 million, $1.3 million and $2.7 million related to the exercise of stock options for the fiscal years ended January 31, 2003, 2002 and 2001, respectively. Such amounts reduced current taxes payable and increased additional paid-in capital.

        The components of deferred income tax expense were as follows:

	Year ended January 31,
	2003	2002	2001
	(in thousands)
Additional depreciation resulting from the use of accelerated methods for tax purposes	$15,077	$10,064	$20,956
Nondeductible loss resulting from asset impairment	—	(11,935)	—
Effect of expensing preopening costs for financial statement purposes versus amortizing over five years for tax purposes	3,830	3,832	4,409
Pension plan expense not deductible for tax purposes and market value adjustment	(3,969)	(5,594)	(1,587)
Book reserve for bad debts not deductible for tax purposes until written off	2,884	6,344	(6,643)
Difference between book and tax basis of investments in unconsolidated affiliates	1,797	(2,553)	(1,822)
Prepaid gaming taxes	1,289	49	314
Entertainment production costs	1,314	(1,127)	—
Property tax	1,382	94	(271)
Other, net	6,315	203	4,203

	$29,919	$(623)	$19,559

        The reconciliation of the difference between the federal statutory tax rate and the Company's effective tax rate was as follows:

	Year ended January 31,
	2003	2002	2001
Federal statutory tax rate	35.0%	35.0%	35.0%
Nondeductible goodwill impairment	1.3	6.7	—
Nondeductible goodwill amortization	—	3.8	1.8
Other, net	3.9	(2.5)	1.6

Effective tax rate	40.2%	43.0%	38.4%

        The income tax effects of temporary differences between financial and income tax reporting that gave rise to deferred income tax assets and liabilities at January 31, 2003 and 2002, were as follows:

	January 31,
	2003	2002
	(in thousands)
Deferred tax liabilities
Property and equipment	$221,662	$205,434
Investments in unconsolidated affiliates	14,205	10,671
Other	12,982	1,061

Gross deferred tax liabilities	248,849	217,166

Deferred tax assets
Accrued vacation benefits	8,137	9,232
Bad debt reserve	9,159	3,510
Preopening expenses	4,875	9,762
Pension plan	8,122	5,176
Other	7,427	7,784

Gross deferred tax assets	37,720	35,464

Net deferred tax liabilities	$211,129	$181,702

Note 13. Employee Retirement Plans

        Approximately 36% of the Company's employees (excluding unconsolidated affiliates) are covered by union-sponsored, collectively bargained, multi-employer defined benefit pension plans. The Company contributed $11.0 million, $9.2 million and $13.2 million during the years ended January 31, 2003, 2002 and 2001, respectively, for such plans. These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked.

        The Company also has a profit sharing and investment plan covering primarily nonunion employees who are at least 21 years of age and have at least one year of service. The plan is a voluntary defined contribution plan and is subject to the provisions of the Employee Retirement Income Security Act of 1974. The plan allows for investments in the Company's common stock as one of the investment alternatives. The Company's contributions to this plan include "automatic" contributions based on employees' years of service, and "matching" contributions based on employees' contributions. Employees vest in Company contributions over a period of six years. MotorCity Casino also has a profit sharing and investment plan covering primarily union employees. Contributions to both plans are funded with cash and totaled approximately $7.2 million, $6.3 million and $5.4 million in the years ended January 31, 2003, 2002 and 2001.

        On June 18, 1998, the Company adopted a Supplemental Executive Retirement Plan ("SERP"). The SERP is a defined benefit plan pursuant to which the Company pays supplemental pension benefits to certain key employees upon retirement based upon the employees' years of service, compensation and SERP tier.

        The following information summarizes activity in the SERP:

	Year ended January 31,
	2003	2002	2001
	(in thousands)
Changes in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$55,498	$31,548	$20,763
Service cost	3,490	3,089	1,783
Interest cost	3,979	3,329	1,713
Additional liability(1)	244	11,622	1,100
Actuarial losses(5)	12,106	6,630	6,436
Benefits paid	(1,212)	(720)	(247)

Projected benefit obligation at end of year	$74,105	$55,498	$31,548

Fair Value of Plan Assets(2)	$—	$—	$—

Reconciliation of Funded Status
Funded status	$(74,105)	$(55,498)	$(31,548)
Unrecognized actuarial loss	29,065	17,719	11,585
Unrecognized prior service cost	21,833	22,992	12,712

Accrued net periodic pension cost	$(23,207)	$(14,787)	$(7,251)

Amounts Recognized in the Consolidated Balance Sheets
Accrued net periodic pension cost	$(23,207)	$(14,787)	$(7,251)
Additional minimum liability	(39,326)	(31,914)	(23,179)
Intangible asset	21,833	22,992	12,712
Accumulated other comprehensive loss(3)	17,493	8,922	10,467

Net liability reflected in the consolidated balance sheet	$(23,207)	$(14,787)	$(7,251)

Components of Net Periodic Pension Cost
Current period service cost	$3,490	$3,089	1,783
Interest cost	3,979	3,329	1,713
Amortization of prior service cost	1,402	1,342	933
Recognized net actuarial loss	761	496	181

Net expense(4)	$9,632	$8,256	$4,610

Weighted Average Assumptions
Discount rate	6.7%	7.3%	8.0%
Rate of compensation increase	3.0%	3.0%	3.0%

(1)
Consists of liability for prior service cost for new participants, plus certain prior year adjustments relating to years of credited service and compensation.

(2)
While the SERP is an unfunded plan, the Company is informally funding the plan through life insurance contracts on the participants. The life insurance contracts had cash surrender values of $35.2 million, $28.6 million and $20.6 million at January 31, 2003, 2002 and 2001, respectively. The life insurance contracts had a face value of $178.2 million at January 31, 2003.

(3)
Amount recorded in the Consolidated Statement of Stockholders' Equity is net of income tax of $6.1 million, $3.1 million and $3.7 million in the years ended January 31, 2003, 2002 and 2001, respectively.

(4)
The periodic pension expense is included in departmental expenses.

(5)
The increase in actuarial losses in fiscal 2003 was due primarily to the use of a lower discount rate to project benefit obligations. The change in this assumption reflects the decline in long-term fixed income investment returns.

Note 14. Stock Options

        The Company has various stock incentive plans for executive, managerial and supervisory personnel, as well as the Company's outside directors and consultants. All of the plans permit grants of options, and two of the plans also permit the grant of performance shares and restricted stock awards relating to the Company's common stock. As of January 31, 2003, the only awards granted pursuant to these plans were stock options, which are generally exercisable in one or more installments beginning not less than six months after the grant date.

        Summarized information for stock options was as follows:

	Year ended January 31,
	2003		2002		2001
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	9,897,371	$16.24	5,615,940	$13.46	6,029,959	$13.70
Granted	185,000	27.22	4,631,500	19.33	655,500	15.99
Exercised	(2,232,668)	13.12	(308,269)	12.27	(940,061)	16.06
Canceled	(43,534)	16.88	(41,800)	14.92	(129,458)	18.36

Outstanding at end of year	7,806,169	17.39	9,897,371	16.24	5,615,940	13.46

Options exercisable at end of year	5,098,535	15.79	3,484,629	13.01	2,422,600	12.52

Options available for grant at end of year	3,257,324		6,790		4,885,990

        The following table summarizes information about stock options outstanding and exercisable at January 31, 2003:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life (yrs)
Range of Exercise Prices	Number Outstanding		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$11.25 to $13.00	2,674,602	5.98	$12.90	2,467,468	$12.94
14.50 to 20.00	1,776,900	8.35	17.16	1,660,600	17.10
20.20 to 28.65	3,354,667	8.03	21.09	970,467	20.80

	7,806,169	7.40	17.39	5,098,535	15.79

Note 15. Stock Related Matters

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

        In June 2001, the Board of Directors authorized the purchase of up to 15% of Mandalay's common stock which remained outstanding after a prior share purchase authorization was fully utilized. Assuming the Company purchases all of the shares it's entitled to acquire pursuant to the equity forward agreements discussed in Note 16, the additional shares that may be purchased as of January 31, 2003, as authorized by the Board of Directors, would be approximately .3 million. (See Note 18—Subsequent Events for information regarding the settlement of the equity forward agreements.) In March 2003, the Board authorized the purchase of up to an additional 10 million shares of Mandalay's common stock. Any share purchases the Company may make in the future pursuant to this authorization will be dependent upon market conditions, and are expected to be made in accordance with the volume and other limitations of Rule 10b-18 under the Securities Exchange Act of 1934.

        During the year ended January 31, 2003, the Company purchased 7.5 million shares of its common stock at a cost of $220.9 million. In fiscal 2002 and 2001, the Company purchased 5.2 million shares of its common stock at a cost of $125.9 million and 14.5 million shares of its common stock at a cost of $247.1 million, respectively. These amounts do not include interim settlements under the Company's equity forward agreements.

Note 16. Equity Forward Agreements

        To facilitate its purchase of shares of its common stock, the Company entered into equity forward agreements with Bank of America ("B of A" or "the Bank") providing for the Bank's purchase of up to an agreed amount of the outstanding common stock. Such purchases were in accordance with the volume and other limitations of Rule 10b-18 under the Securities Exchange Act of 1934. The agreements, as amended, provide that on the settlement date of March 31, 2003, the Company will purchase from B of A the shares that the Bank then holds. For those shares, the Company will pay to B of A its acquisition cost (as adjusted by any interim settlements) plus accrued fees (the "Settlement Amount"). At its option, the Company may acquire all or a portion of the shares at an earlier date, or the Company may become obligated to acquire all or a portion of the shares at an earlier date under certain circumstances specified in the agreements. The agreements provide for interim settlements whereby the Company may deliver or receive shares at the end of each calendar quarter so that the aggregate market value of the shares held by B of A is equal to the remaining notional amounts of the agreements. The shares held by B of A at each interim settlement date are valued at the closing price of the stock on that date. To the extent that the value of the shares exceeds the notional amount, B of A delivers equivalent shares to the Company. To the extent the notional amount exceeds the value, the Company delivers equivalent shares to B of A.

        Bank of America acquired a total of 6.9 million shares at a total cost of $138.7 million under these agreements. Pursuant to the interim settlement provisions and an amendment to the agreements, the Company received a net of 3.6 million shares and reduced the notional amount of the agreements by $38.7 million as of January 31, 2003. As of January 31, 2003, the Company was entitled to purchase the remaining 3.3 million shares from B of A for the notional amount of $100 million on the settlement date. (See Note 18—Subsequent Events for information regarding the settlement of the equity forward agreements.) The table below summarizes the share purchase and interim settlement activity under these equity forward agreements through January 31, 2003.

Date	Description	Shares Acquired (Delivered) by BofA	Shares Acquired (Delivered) by Mandalay	Increase (Decrease) in Notional Amount
		(in thousands)
9/8/00	Original agreement	4,856	—	$100,000
3/21/01	Amendment (increase of notional amount)	1,246	—	24,933
6/30/01	Interim settlement	(1,543)	1,543	—
9/15/01	Amendment (increase of notional amount)	754	—	13,741
10/31/01	Interim settlement	938	(938)	(35,527)
1/31/02	Interim settlement	(2,438)	2,438	—
2/6/02	Amendment (contract extension to 3/31/03)	(116)	116	(3,147)
3/31/02	Interim settlement	(440)	440	—
6/30/02	Interim settlement	370	(370)	—
9/30/02	Interim settlement	(647)	647	—
12/31/02	Interim settlement	286	(286)	—

	Net amounts	3,266	3,590	$100,000

        The Company incurs quarterly interest charges on the notional amount at a rate equal to LIBOR plus 1.95%. Total interest charges incurred from inception through January 31, 2003, amounted to $11.6 million, of which $3.8 million was incurred in fiscal 2003. In addition, the Company incurred structuring fees and commissions totaling $3.7 million, none of which were incurred in fiscal 2003. These interest charges and other fees are included in the cost of treasury stock, net of the related tax benefit.

Note 17. Commitments and Contingent Liabilities

Mandalay Bay Suites Tower

        The Company is currently building a new 1,122-suite hotel tower at Mandalay Bay. The 43-story tower will be located on the west side of the property. The new suites will average 750 square feet, among the largest room product in the Las Vegas market. The tower will also include meeting suites, a spa and fitness center, two restaurants and a lounge. The Company expects that the new suites will serve the demand generated by the new convention center. The tower broke ground during the third quarter of fiscal 2003 and should open in November 2003. The total cost of the project is estimated to be $230 million, excluding land, capitalized interest and preopening expenses. As of January 31, 2003, the Company had incurred costs of $18.5 million related to this project.

Retail Center

        The Company is constructing a retail center between Mandalay Bay and Luxor. The center will include approximately 90,000 square feet of retail space and approximately 35 stores and restaurants, including several upscale, internationally-branded retailers. Construction began in the third quarter, with an expected opening in Fall 2003. The cost is estimated to be approximately $30-$40 million, excluding land, capitalized interest and preopening expenses. As of January 31, 2003, the Company had incurred costs of $10.7 million related to this project.

Detroit

        The Company participates with the Detroit-based Atwater Casino Group in a joint venture that owns and operates a casino in Detroit, Michigan. This joint venture is one of three groups which negotiated casino development agreements with the City of Detroit. The Company has a 53.5% ownership interest in the joint venture.

        Pending the development of a permanent hotel/casino, the joint venture constructed a temporary casino (MotorCity Casino) in downtown Detroit, which opened December 14, 1999. The cost of the temporary casino, including land and capitalized interest but excluding preopening expenses, was approximately $150 million. This cost was financed through the joint venture's $150 million credit facility, which is secured by the assets associated with the temporary casino. The Company has guaranteed this credit facility, which had a balance of $20 million at January 31, 2003. The joint venture's operation of the casino is subject to ongoing regulatory oversight, and its ability to proceed with an expanded permanent hotel/casino project is contingent upon the receipt of all necessary governmental approvals, successful resolution of pending litigation and satisfaction of other conditions.

        Results for fiscal 2003, include the write-off of $13.0 million of intangible costs associated with MotorCity Casino in Detroit. These intangible costs represent amounts paid by Mandalay to its partner, Atwater Casino Group, in exchange for a so-called "preference" (applicable to predecessors of Atwater Casino Group) to develop a casino in Detroit. Mandalay paid $13.0 million to Atwater Casino Group for its right to this preference, and ultimately, a gaming license was awarded to MotorCity Casino. However, in early 2002, preferences of this nature were declared unconstitutional by the federal courts. Furthermore, on August 2, 2002, MotorCity signed a Revised Development Agreement with the City of Detroit which provided for the development of a permanent casino on the site of the current temporary facility. As a result of these events, it was determined that the intangible preference had no value and should be written off.

        Under the Revised Development Agreement, MotorCity Casino is to be expanded into a permanent facility at its current location by December 31, 2005. This permanent facility is currently expected to include 100,000 square feet of casino space, a 400-room hotel, a 1,200-seat theater, convention space and additional restaurants, retail and parking. Depending upon market conditions, the availability of additional land and the joint venture's ability to obtain reasonable financing, the joint venture could be required to construct an additional 400 rooms.

        Under the terms of the Revised Development Agreement, the joint venture paid the City $17 million in October 2002, and is to pay another $10 million in four equal installments before June 2003, and an additional $17 million in 12 equal monthly installments beginning June 1, 2003. Also, beginning January 1, 2006, the joint venture is to pay the City 1% of its adjusted casino revenues. If its casino revenues top $400 million in any given calendar year, the payment will be increased to 2% for that calendar year.

        Under the terms of the operating agreement, the Company is to receive a management fee for a period of ten (10) years equal to 1.5% of the costs of the permanent casino facility. The management committee of the joint venture has made a preliminary determination that the management fee should be paid commencing on the date the Revised Development Agreement was signed, since that agreement provides for the existing facility to become the permanent facility. Pursuant to this determination, the Company recognized a management fee of $2.3 million in fiscal 2003 and expects to recognize approximately $4.5 million in management fees in fiscal 2004. Since the Company owns 53.5% of the joint venture, the net benefit of the management fees to the Company is 46.5% of the amounts shown.

        Originally, the joint venture's permanent facility was to have been located on land along the Detroit River. The City's Economic Development Corporation issued bonds to finance the City's acquisition of that land, and Bank of America issued letters of credit totaling $50 million to secure (and ultimately make) the payments of principal and interest on those bonds. The Company then issued letters of credit totaling $50 million to back Bank of America's letters of credit. The Company will continue to provide such letters of credit. As part of the Revised Development Agreement, the joint venture will forego the right to receive any of the riverfront land acquired by the City, and will transfer to the City its interest in certain real property previously purchased by the joint venture and the other casino developers. Both the joint venture and Mandalay are subject to a radius restriction prohibiting them from operating additional casinos within approximately 150 miles of Detroit. Additionally, they are required to indemnify the City for up to $20 million in claims against the City in connection with the acquisition of the riverfront land and in connection with the Lac Vieux litigation described below.

        The Company has committed to contribute 20% of the costs of the permanent facility in the form of an investment in the joint venture. The joint venture will seek to borrow any additional funds (above Mandalay's equity contribution) which may be necessary to complete the expanded permanent facility. The cost of the additional facilities (excluding land, capitalized interest and preopening expenses), is currently estimated to be $275 million. Under the Revised Development Agreement, the Company has guaranteed completion of the expanded facility and has entered into a keep-well agreement with the City that could require the Company to contribute additional funds to continue operation of the expanded facility for two years. There is no contractual limitation on the amount that the Company may be required to contribute under its completion guarantee or to keep the project operating for two years. However, based on the performance of the casino to date, the Company does not expect that these obligations will require the outlay of additional capital.

        Various lawsuits have been filed in the state and federal courts challenging the constitutionality of the Casino Development Competitive Selection Process Ordinance and the Michigan Gaming Control and Revenue Act, and seeking to appeal the issuance of a certificate of suitability and casino license to MotorCity Casino. A decision by the Sixth Circuit Court of Appeals in Lac Vieux Desert Band of Lake Superior Chippewa Indians v. The Michigan Gaming Control Board et al. held that the ordinance in its current form was unconstitutional and remanded the case to the District Court. The Michigan Gaming Control Board ("MGCB") has taken the ruling of the Sixth Circuit Court of Appeals under advisement without comment. The District Court subsequently declared that the ordinance in its current form is unconstitutional and awarded the Lac Vieux Band attorneys fees and costs totaling $545,094. However, it rejected the Lac Vieux Band's request to require a rebidding of the three casino licenses. The District Court also rejected the Lac Vieux Band's request to enjoin the City of Detroit from entering into revised development agreements with the three casino developers, including MotorCity Casino. The Lac Vieux Band has appealed the District Court's decision to the Sixth Circuit Court of Appeals. Pending its decision, the Sixth Circuit Court of Appeals has issued an opinion granting the Lac Vieux Band's motion for an injunction that temporarily enjoins the City of Detroit from issuing building permits for the permanent casino facilities and temporarily enjoins the casino developers from commencing construction of the permanent casino facilities. The effect of the rulings in this case is uncertain.

        The Lac Vieux Band has filed a separate action in the Gogebic County, Michigan, Circuit Court entitled Lac Vieux Desert Band of Lake Superior Chippewa Indians v. Michigan Gaming Control Board, in which the Lac Vieux Band has requested the Circuit Court to enter an order requiring the MGCB to revoke the casino licenses issued to the three Detroit casinos, including MotorCity Casino. The action has been stayed pending the resolution by the Sixth Circuit Court of Appeals of the Lac Vieux Band's appeal of the District Court decision referenced above.

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

        Any future adverse ruling by the courts in the above lawsuits or in other lawsuits, or any adverse ruling by the MGCB, could affect the joint venture's operation of its current facility, as well as its ability to retain its certificate of suitability and casino license for its expanded permanent facility. No assurance can be given regarding the timing or outcome of any of these proceedings.

        The Company is a defendant in various pending litigation. In management's opinion, the ultimate outcome of such litigation will not have a material effect on the results of operations or the financial position of the Company.

Note 18. Subsequent Events

Convertible Senior Debentures

        On March 21, 2003, the Company issued $350 million principal amount of floating-rate convertible senior debentures due 2033 ("convertible debentures"). An additional $50 million principal amount of the convertible debentures were issued on April 2, 2003, pursuant to an option granted to the initial purchasers. The convertible debentures bear interest at a floating rate equal to 3-month LIBOR (reset quarterly) plus 0.75%, subject to a maximum of 6.75%. The convertible debentures also provide for the payment of contingent interest if the average market price of the convertible debentures reaches a certain threshold. The convertible debentures provide for an initial base conversion price of $57.30 per share, reflecting a conversion premium of 100% over Mandalay's closing stock price of $28.65 on March 17, 2003. The proceeds of the offering were used to repay borrowings under the Company's revolving credit facility.

        Each convertible debenture will be convertible into shares of Mandalay's common stock (i) during any calendar quarter beginning after June 30, 2003, if the closing price of Mandalay's common stock is more than 120% of the base conversion price for at least 20 of the last 30 trading days of the preceding calendar quarter; (ii) if a credit rating assigned to the convertible securities falls below a specified level; (iii) if the Company takes certain corporate actions; or (iv) if the Company calls the convertible debentures for redemption. If the securities are converted, holders will receive 17.452 shares per convertible debenture, or an aggregate of 7.0 million shares of Mandalay common stock. In addition, if at the time of conversion the market price of Mandalay's common stock exceeds the then-applicable base conversion price, holders will receive up to an additional 14.2789 shares of

Mandalay's common stock per convertible debenture, as determined pursuant to a specified formula, or up to an additional 5.7 million shares in the aggregate.

        The Company may redeem all or some of the convertible debentures for cash at any time on or after March 21, 2008, at their accreted principal amount plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At the option of the holders, the Company may be required to repurchase the convertible securities on the 5th, 10th, 15th, 20th and 25th anniversaries of their issuance, at their accreted principal amount plus accrued and unpaid interest, if any, to, but excluding, the purchase date. The Company may choose to pay the purchase price in cash, shares of Mandalay common stock or any combination thereof.

Equity Forward Agreements

        On March 31, 2003, the Company settled the equity forward agreements discussed in Note 16. Pursuant to this settlement, the Company paid $100 million notional amount to Bank of America in exchange for the remaining 3.3 million shares of Mandalay common stock held by Bank of America. The settlement was funded under the Company's revolving credit facility. The acquired shares will be included in treasury stock.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Mandalay Resort Group:

        We have audited the accompanying consolidated balance sheets of Mandalay Resort Group and subsidiaries (the "Company") as of January 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2003. Our audits also included the consolidated financial statement schedule listed in the index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Elgin Riverboat Resort-Riverboat Casino, owner of Grand Victoria Casino, the Company's investment in which is accounted for by use of the equity method. The Company's equity of $249,040,000 and $251,022,000 in the Grand Victoria Casino's net assets as of January 31, 2003 and 2002, respectively, and of $48,998,000, $63,564,000 and $58,856,000 in that entity's net income for each of the three years in the period ended January 31, 2003 are included in the accompanying financial statements. The financial statements of Grand Victoria Casino were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such company, is based solely on the report of such other auditors.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

        In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Mandalay Resort Group and subsidiaries as of January 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As described in Note 10 and Note 4, respectively, to the consolidated financial statements, the Company adopted Statements of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133, as of February 1, 2001, and adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, as of February 1, 2002.

DELOITTE & TOUCHE LLP
Las Vegas, Nevada
March 6, 2003, except for Note 18, as to which the date is April 2, 2003

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

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Fiscal year ended January 31, 2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
	(in thousands, except per share amounts)
Net revenues(1)	$610,597	$603,659	$595,635	$544,227	$2,354,118
Income from operations	146,594	108,538	116,383	80,791	452,306
Income before provision for income taxes	79,442	47,217	52,575	16,100	195,334
Net income(2)	48,858	29,334	33,220	4,191	115,603
Basic earnings per share(3)	$0.71	$0.43	$0.49	$0.06	$1.71
Diluted earnings per share(3)	$0.68	$0.41	$0.47	$0.06	$1.65
	Fiscal year ended January 31, 2002
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
	(in thousands, except per share amounts)
Net revenues(1)	$637,836	$614,407	$580,511	$515,758	$2,348,512
Income from operations	138,104	111,540	100,349	1,067	351,060
Income (loss) before provision for income taxes	75,095	48,508	36,377	(66,974)	93,006
Net income (loss)	47,362	30,527	23,311	(48,156)	53,044
Basic earnings (loss) per share(3)	$0.62	$0.41	$0.33	$(0.68)	$0.73
Diluted earnings (loss) per share(3)	$0.61	$0.40	$0.32	$(0.66)	$0.71

(1)
During fiscal 2003, we reclassified equity in earnings of unconsolidated affiliates from revenues to a separate component within income from operations. Quarterly results in fiscal 2003 and 2002 have been reclassified to conform to the new presentation. This reclassification had no impact on previously reported quarterly income from operations or net income.

(2)
Net income includes a charge for the cumulative effect of an accounting change of $1.9 million related to goodwill in fiscal 2003. In accordance with the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" on February 1, 2002, Mandalay no longer amortizes goodwill.

(3)
Because earnings (loss) per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total earnings per share amounts for the year.

ELGIN RIVERBOAT RESORT—RIVERBOAT CASINO

BALANCE SHEETS
DECEMBER 31, 2002 AND 2001

ASSETS	2002	2001
Current assets:
Cash and cash equivalents	$62,170,699	$63,624,380
Accounts receivable, net of allowance for doubtful accounts of $91,500 and $250,000, respectively	666,543	801,350
Inventories	570,551	419,027
Prepaid expenses	1,671,977	1,343,425

Total current assets	65,079,770	66,188,182
Property and equipment, net	69,513,062	71,508,881
Other assets	68,900	56,400

Total assets	$134,661,732	$137,753,463

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Accounts payable	$805,661	$406,868
Accrued liabilities	47,515,769	52,189,471

Total current liabilities	48,321,430	52,596,339

Total liabilities	48,321,430	52,596,339
Commitments and contingencies
Partners' equity	86,340,302	85,157,124

Total liabilities and partners' equity	$134,661,732	$137,753,463

The accompanying notes are an integral part of these financial statements.

ELGIN RIVERBOAT RESORT—RIVERBOAT CASINO

STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 2002

	2002	2001	2000
Revenues:
Casino	$392,973,373	$399,574,280	370,299,913
Food and beverage	28,093,250	29,542,892	27,397,113
Admissions and other	12,052,427	11,375,386	10,807,332

	433,119,050	440,492,558	408,504,358
Less: promotional allowances	(30,250,504)	(30,244,503)	(27,402,778)

	402,868,546	410,248,055	381,101,580

Operating expenses:
Casino	228,234,291	202,885,894	188,533,577
Food and beverage	6,513,115	6,823,873	6,821,673
General and administrative	44,947,987	50,563,689	48,258,404
Depreciation and amortization	8,422,486	8,671,916	7,686,148
Other operating expenses	12,684,712	15,155,268	13,934,750

	300,802,591	284,100,640	265,234,552

Operating income	102,065,955	126,147,415	115,867,028

Other income (expense):
Interest income	617,223	1,446,685	1,767,562
(Loss) gain on asset disposal	—	—	(40,306)

	617,223	1,446,685	1,727,256

Net income	$102,683,178	$127,594,100	$117,594,284

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

ELGIN RIVERBOAT RESORT—RIVERBOAT CASINO

STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 2002

	2002	2001	2000
Cash flows from operating activities:
Net income	$102,683,178	$127,594,100	$117,594,284
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,422,486	8,671,916	7,686,148
Net loss (gain) from sale of asset	—	—	40,306
Changes in assets and liabilities:
Accounts receivable	134,807	(457,634)	346,353
Inventories	(151,524)	53,143	(51,584)
Prepaid expenses	(328,552)	(196,756)	(58,841)
Other assets	(12,500)	—	(1,000)
Accounts payable	398,793	13,740	447
Accrued liabilities	(4,673,702)	4,020,104	9,554,003

Net cash provided by operating activities	106,472,986	139,698,613	135,110,116

Cash flows from investing activities:
Capital expenditures	(6,426,667)	(7,608,733)	(3,760,160)

Net cash used in investing activities	(6,426,667)	(7,608,733)	(3,760,160)

Cash flows from financing activities:
Distributions to partners	(101,500,000)	(120,000,000)	(123,500,000)

Net cash used in financing activities	(101,500,000)	(120,000,000)	(123,500,000)

Net (decrease) increase in cash and cash equivalents	(1,453,681)	12,089,880	7,849,956
Cash and cash equivalents, beginning of year	63,624,380	51,534,500	43,684,544

Cash and cash equivalents, end of year	$62,170,699	$63,624,380	$51,534,500

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

Report of Independent Accountants

To the Partners of the Elgin Riverboat Resort—
Riverboat Casino

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

7.    Subsequent Event

        On March 17, 2003, the tram connecting the Partnership's property to the Bellagio (a major hotel/casino owned by Bellagio, LLC, which owns one of the partners, MRGS Corp.) was closed in order to make way for the construction of a new hotel tower at Bellagio. The construction of the new tower is expected to be completed in December 2004. It is expected that the tram will be reconnected between this new tower and the Partnership's property during the first half of 2005. Pursuant to an agreement dated April 11, 2003 between Bellagio, LLC and the Partnership (among others), Bellagio LLC paid the Partnership the book value of that portion of the tram track that will not be used in the new configuration (approximately $375,000). Bellagio, LLC also paid the Partnership $3.5 million, and agreed to pay an additional $3.5 million to the Partnership 12 months from the date of the agreement. These two payments are intended to compensate the Partnership for the potential loss of income during the construction phase. Should the construction period be more or less than the anticipated 24 months, these payments will be adjusted ratably. Furthermore, to the extent that the Partnership suffers a loss of rental income from leased retail outlets due to the closure of the tram, Bellagio, LLC will pay additional amounts to the Partnership.

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

Las Vegas, Nevada
February 28, 2003, except for Note 7,
as to which the date is April 11, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information beginning with the question "What is the background of this year's nominees?" under the caption "Item I—Election of Directors and Nominee Biographies" to, but not including, the caption "Compensation of Directors" in the proxy statement to be filed by Mandalay Resort Group with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended January 31, 2003 and forwarded to stockholders prior to the 2003 Annual Meeting of Stockholders (the "2003 Proxy Statement"), the additional information in the 2003 Proxy Statement beginning immediately following the caption "Board Committees and Meeting Attendance" to, but not including, the caption "Item 2—Ratification of Selection of Independent Auditors," and the additional information in the 2003 Proxy Statement beginning immediately following the caption "Section 16(a) Beneficial Ownership Reporting Compliance" to, but not including, the caption "General" is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION.

        The information in the 2003 Proxy Statement beginning immediately following the caption "Compensation of Directors" to, but not including, the caption "Board Committees and Meeting Attendance," the additional information in the 2003 Proxy Statement beginning immediately following the caption "Executive Compensation" to, but not including, the caption "Certain Transactions," and the additional information in the 2003 Proxy Statement beginning immediately following the caption "Compensation Committee Interlocks and Insider Participation" to, but not including, the caption "Report of the Audit Committee" is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information in the 2003 Proxy Statement beginning immediately following the caption "Stock Ownership of Certain Beneficial Owners and Management" to, but not including, the caption "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by this reference.

        Equity Compensation Plan Information.    The following table gives information about our common stock that may be issued under our existing equity compensation plans as of January 31, 2003. Other than stock options, we did not have any warrants or other rights to acquire our common stock outstanding under our plans as of January 31, 2003.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,617,668	$17.44	3,232,490	(2)
Equity compensation plans not approved by security holders(1)	1,188,501	$17.08	24,834	(3)

Total	7,806,169	$17.39	3,257,324

(1)
These plans are our 1998 Stock Option Plan and our 1999 Non-Employee Directors Stock Option Plan which are described below.

(2)
All of these shares are available for issuance upon the exercise of stock options. Of these shares, 3,230,490 shares may also be issued as restricted stock or performance share awards under our 2002 Stock Incentive Plan.

(3)
These shares are available for issuance only upon the exercise of stock options granted under our 1998 Stock Option Plan or our 1999 Non-Employee Directors Stock Option Plan.

        On April 23, 1998 our Board of Directors adopted the 1998 Stock Option Plan (the "1998 Plan"), which provides for the issuance of options to purchase shares of Mandalay common stock to full-time salaried employees of Mandalay and its subsidiaries (other than excluded individuals) who have managerial, professional or supervisory responsibilities and consultants and advisors (other than excluded individuals) who render bona fide services to Mandalay and its subsidiaries, in each case, where the committee administering the plan determines that the individual has the capacity to make a substantial contribution to the success of Mandalay. Individuals who serve as executive officers of Mandalay (including its Chairman of the Board, its President and its Vice-Presidents) and directors of Mandalay are not permitted to receive options under the 1998 Plan, and the plan may not be amended to permit the grant of options to such individuals without the approval of our stockholders. Except as otherwise provided in the preceding sentence, the 1998 Plan may be amended by the Board of Directors without the consent of stockholders, but any amendment may not, without the consent of the holder of any options granted pursuant thereto, affect the holder's rights under those options. The number of individuals who are currently eligible to receive options under the 1998 Plan is approximately 2,800. The 1998 Plan, which originally provided for the issuance of options to purchase up to 3,000,000 shares, is administered by the Compensation Committee of Mandalay's Board of Directors which has the authority, subject to the limits imposed by the terms of the plan, to determine the persons to whom options are granted and the terms of those options.

        On February 12, 1999, our Board of Directors adopted the 1999 Non-Employee Directors Stock Option Plan (the "1999 Plan"), which originally provided for the grant of options to purchase up to 100,000 shares to our non-employee directors. The Board of Directors has exclusive authority, subject to the limits imposed by the terms of the 1999 Plan, to determine the individuals to whom options are to be granted and the terms of those options. On the date the 1999 Plan was adopted, the Board of Directors granted to each of the four individuals then serving as a non-employee director an option to purchase 25,000 shares of our common stock at $14.50 per share, representing the closing price of the common stock on the New York Stock Exchange Composite Tape on the date of the grants. The 1999 Plan may be amended by the Board of Directors without the consent of stockholders, but any amendment may not, without the consent of the holder of any options granted pursuant thereto, affect the holder's rights under those options. Subject to the rights reserved to the Board of Directors, the 1999 Plan is administered by a committee whose members are Michael S. Ensign and Glenn W. Schaeffer, neither of whom is eligible to receive an award under the 1999 Plan.

        No awards other than stock options may be granted under the 1998 Plan or the 1999 Plan. The options granted under the 1998 Plan and the 1999 Plan are not intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended. Each option granted under either plan must be granted at an exercise price which is not less than the fair market value of Mandalay's common stock on the grant date. The purchase price and the number and kind of shares that may be purchased upon the exercise of options granted pursuant to either plan, and the number of shares which may be issued pursuant to either plan, are subject to adjustment in certain events, including any stock split, recapitalization or reorganization. Each option granted under either plan may be for a term of not more than ten years and, by its terms, will not be transferable except by will or the laws of descent and distribution and may be exercised during the optionee's lifetime only by the optionee or the optionee's guardian or legal representative. If a stock option granted under either plan expires or is terminated, canceled or surrendered for any reason without being exercised in full, the shares of common stock which were subject to the unexercised portion of the stock option will again become available for issuance under that plan. Generally, each option granted under either plan, except as otherwise provided by the terms of the grant, will continue to be exercisable in the event of a termination of the optionee's employment or other relationship with Mandalay (but only to the extent exercisable at the time of such termination) for a period of three months or until such earlier date as the option expires by its terms. In the event of the optionee's total disability, an option becomes immediately exercisable in full for a period of six months (in the case of the 1998 Plan) or 12 months (in the case of the 1999 Plan) or, in either case, until the earlier date the option expires by its terms. Each option granted under either plan becomes immediately exercisable in full for a period of 12 months in the event of the optionee's death or until the earlier date the option expires by its terms. Specified acts of misconduct, such as dishonesty, disclosure of confidential information or the inability of the optionee to continue the optionee's relationship with Mandalay under any law or governmental regulation, including any Nevada gaming law or regulation, will result in the immediate termination of any options held by the optionee under either plan. Each plan will remain in effect for a period of ten years following its adoption by our Board of Directors or until earlier terminated by our Board of Directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information in the 2003 Proxy Statement beginning immediately following the caption "Certain Transactions" to, but not including, the caption "Report of the Board of Directors and the Compensation Committee on Executive Compensation" and the additional information immediately following the caption "Compensation Committee Interlocks and Insider Participation" to, but not including, the caption "Report of the Audit Committee" is incorporated herein by this reference.

PART IV

ITEM 14. CONTROLS AND PROCEDURES.

Evaluation of our Disclosure Controls and Internal Controls.

        Within the 90 days prior to the date of this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" ("Disclosure Controls"), and our "internal controls and procedures for financial reporting" ("Internal Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of management, including our Chief Executive Officer (the "CEO") and our Chief Financial Officer (the "CFO").

CEO and CFO Certifications.

        Appearing immediately following the "Signatures" section of this report there are separate certifications of the CEO and the CFO required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). This item of this report contains information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications of the CEO and the CFO for a more complete understanding of the topics presented.

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

Scope of the Controls Evaluation.

        The evaluation by the CEO and the CFO of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the company and the effect of the controls on the information generated for use in this report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our future reports on Form 10-Q and Form 10-K. Our Internal Controls are also evaluated on an ongoing basis by our Internal Audit Department and by our Corporate Accounting Department. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary. Our independent auditors also comment on our Internal Controls as part of their audit and review activities. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems with improvements and corrections as conditions warrant.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)    Consolidated Financial Statements:

(a)(2)    Supplemental Financial Statement Schedules:

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Year Ended January 31,
	Balance at Beginning of year	Charged to Costs and Expenses	Deductions	Balance at end of year
2003 Allowance for doubtful accounts	$35,404	$7,165	$15,299	$27,270
2002 Allowance for doubtful accounts	33,321	20,381	18,298	35,404
2001 Allowance for doubtful accounts	13,807	21,329	1,815	33,321

(a)(3)    Exhibits:

        The following exhibits are filed as a part of this report or incorporated herein by reference:

3.1.1.	Restated Articles of Incorporation of the Registrant as of July 15, 1998 and Certificate of Amendment thereto, dated June 29, 1989. (Incorporated by reference to Exhibit 3(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1991—Commission File No. 1-8570.)
3.1.2.
Certificate of Division of Shares into Smaller Denominations, dated June 20, 1991. (Incorporated by reference to Exhibit 3(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1992—Commission File No. 1-8570.)
3.1.3.
Certificate of Division of Shares into Smaller Denominations, dated June 22, 1993. (Incorporated by reference to Exhibit 3(i) to the Registrant's Current Report on Form 8-K dated July 21, 1993—Commission File No. 1-8570.)
3.1.4.
Certificate of Amendment of Restated Articles of Incorporation of the Registrant, filed with the Office of the Secretary of State of Nevada on June 18, 1999. (Incorporated by reference to Exhibit 3(i) to the Registrant's Current Report on Form 8-K dated June 18, 1999—Commission File No. 1-8570.)
3.2
Restated Bylaws of the Registrant dated April 30, 1999. (Incorporated by reference to Exhibit 3(ii) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1999—Commission File No. 1-8570.)
4.1.
Rights Agreement dated as of July 14, 1994, between the Registrant and First Chicago Trust Company of New York. (Incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated August 15, 1994—Commission File No. 1-8570.)
4.2.
Amendment to Rights Agreement effective as of April 16, 1996, between the Registrant and First Chicago Trust Company of New York. (Incorporated by reference to Exhibit 4(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1996—Commission File No. 1-8570.)
4.3.
Revolving Loan Agreement, dated as of August 22, 2001, by and among the Registrant, the banks named therein, Bank of America, N.A., as administration agent, and Citicorp USA, Inc, and Bankers Trust Company, as syndication agents for the Banks, and the related Subsidiary Guarantee, dated August 22, 2001, of the Registrant's subsidiaries named therein. (Incorporated by reference to Exhibit 4(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2001—Commission File No. 1-8570.)

4.4.
Term Loan Agreement, dated as of August 22, 2001, by and among the Registrant, the banks named therein, Bank of America, N.A., as administration agent, and Citicorp USA, Inc, and Bankers Trust Company, as syndication agents for the Banks, and the related Subsidiary Guarantee, dated August 22, 2001, of the Registrant's subsidiaries named therein. (Incorporated by reference to Exhibit 4(b) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2001—Commission File No. 1-8570.)
4.5.
First Amendment Agreement, dated December 19, 2001, to the Revolving Loan Agreement and Term Loan Agreement, both dated August 22, 2001, by and among the Registrant, the banks named therein, Bank of America, N.A., as administration agent, and Citicorp USA, Inc, and Bankers Trust Company, as syndication agents for the Banks, and the related Subsidiary Guarantee, dated August 22, 2001, of the Registrant's subsidiaries named therein. (Incorporated by reference to Exhibit 4.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2002—Commission File No. 1-8570.)
4.6.
Second Amendment Agreement, dated February 5, 2003, to the Revolving Loan Agreement and Term Loan Agreement, both dated August 22, 2001, by and among Mandalay Resort Group, the banks named therein and Bank of America, N.A. as administrative agent. (Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated February 5, 2003—Commission File No. 1-8570.)
4.7.
Capital Markets Term Loan Agreement, dated as of August 22, 2001, by and among the Registrant, the banks named therein, Bank of America, N.A., as administration agent, and Citicorp USA, Inc, and Bankers Trust Company, as syndication agents for the Banks, and the related Subsidiary Guarantee, dated August 22, 2001, of the Registrant's subsidiaries named therein. (Incorporated by reference to Exhibit 4(c) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2001—Commission File No. 1-8570.)
4.8.
Rate Swap Master Agreement, dated as of October 24, 1986, and Rate Swap Supplements One through Four, by and between the Registrant and Bank of America, N.A. (Incorporated by reference to Exhibit 4(j) to the Registrant's Current Report on Form 8-K dated December 29, 1986—Commission File No. 1-8570.)
4.9.
Interest Rate Swap Agreement, dated as of September 27, 1999, by and between the Registrant and Bank of America, N.A. (Incorporated by reference to Exhibit 4(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1999—Commission File No. 1-8570.)
4.10.
Interest Rate Swap Agreement, dated as of September 27, 1999, by and between the Registrant and Bank of America, N.A. (Incorporated by reference to Exhibit 4(b) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1999—Commission File No. 1-8570.)
4.11.
Interest Rate Swap Agreement, dated as of October 13, 1999, by and between the Registrant and Bank of America, N.A. (Incorporated by reference to Exhibit 4(c) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1999—Commission File No. 1-8570.)
4.12.
Interest Rate Swap Agreement, dated as of June 3, 2002, by and between the Registrant and Citibank, N.A. (Incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2002—Commission File No. 1-8570.)

4.13.
Interest Rate Swap Agreement, dated as of June 3, 2002, by and between the Registrant and Citibank, N.A. (Incorporated by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2002—Commission File No. 1-8570.)
4.14.
Interest Rate Swap Agreement, dated as of August 7, 2002, by and between the Registrant and Citibank, N.A. (Incorporated by reference to Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2002—Commission File No. 1-8570.)
4.15.
Interest Rate Swap Agreement, dated as of August 7, 2002, by and between the Registrant and Bank of America, N.A. (Incorporated by reference to Exhibit 4.4 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2002—Commission File No. 1-8570.)
4.16.	Interest Rate Swap Agreement, dated as of February 13, 2003, by and between the Registrant and Bank of America, N.A.
4.17.	Interest Rate Swap Agreement, dated as of February 12, 2003, by and between the Registrant and The Bank of Nova Scotia.
4.18.
Interest Rate Cap Agreement, dated October 20, 1997, between the Registrant and Morgan Guaranty Trust Company of New York. (Incorporated by reference to Exhibit 4(f) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1997—Commission File No. 1-8570.)
4.19.
Interest Rate Cap Agreement, dated January 13, 1998, between the Registrant and Morgan Guaranty Trust Company of New York. (Incorporated by reference to Exhibit 4(h) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998—Commission File No. 1-8570.)
4.20.
Interest Rate Cap Agreement dated June 14, 2000, between the Registrant and Morgan Guaranty Trust Company of New York. (Incorporated by reference to Exhibit 4(e) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2000—Commission File No. 1-8570.)
4.21.
Interest Rate Cap Agreement dated June 29, 2000, between the Registrant and Morgan Guaranty Trust Company of New York. (Incorporated by reference to Exhibit 4(f) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2000—Commission File No. 1-8570.)
4.22.
Grid Promissory Note, dated October 17, 1997, between the Registrant and Lyon Short Term Funding Corp. (Incorporated by reference to Exhibit 4(g) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1997—Commission File No. 1-8570.)
4.23.
Commercial Paper Dealer Agreement, dated October 9, 1997, between the Registrant and Merrill Lynch Money Markets Inc. (Incorporated by reference to Exhibit 4(b) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1997—Commission File No. 1-8570.)
4.24.
Commercial Paper Dealer Agreement, dated October 9, 1997, between the Registrant and BancAmerica Robertson Stephens. (Incorporated by reference to Exhibit 4(c) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1997—Commission File No. 1-8570.)

4.25.
Commercial Paper Dealer Agreement, dated October 9, 1997, between the Registrant and Credit Suisse First Boston Corporation. (Incorporated by reference to Exhibit 4(d) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1997—Commission File No. 1-8570.)
4.26.
Issuing and Paying Agency Agreement, dated October 9, 1997, between the Registrant and The Chase Manhattan Bank. (Incorporated by reference to Exhibit 4(e) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1997—Commission File No. 1-8570.)
4.27.
Indenture by and between the Registrant and First Interstate Bank of Nevada, N.A., as Trustee with respect to the Registrant's 6 3/4% Senior Subordinated Notes due 2003 and its 7 5/8% Senior Subordinated Debentures due 2013. (Incorporated by reference to Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated July 21, 1993—Commission File No. 1-8570.)
4.28.
Indenture, dated February 1, 1996, by and between the Registrant and First Interstate Bank of Nevada, N.A., as Trustee. (Incorporated by reference to Exhibit 4(b) to the Registrant's Current Report on Form 8-K dated January 29, 1996—Commission File No. 1-8570.)
4.29.
Supplemental Indenture, dated February 1, 1996, by and between the Registrant and First Interstate Bank of Nevada, N.A., as Trustee, with respect to the Registrant's 6.45% Senior Notes due February 1, 2006. (Incorporated by reference to Exhibit 4(c) to the Registrant's Current Report on Form 8-K dated January 29, 1996—Commission File No. 1-8570.)
4.30.
6.45% Senior Notes due February 1, 2006 in the principal amount of $200,000,000. (Incorporated by reference to Exhibit 4(d) to the Registrant's Current Report on Form 8-K dated January 29, 1996—Commission File No. 1-8570.)
4.31.
Supplemental Indenture, dated as of November 15, 1996, to an indenture dated February 1, 1996, by and between the Registrant and Wells Fargo Bank (Colorado), N.A., as Trustee, with respect to the Registrant's 6.70% Senior Notes due November 15, 2096. (Incorporated by reference to Exhibit 4(c) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1996—Commission File No. 1-8570.)
4.32.
6.70% Senior Notes due February 15, 2096 in the principal amount of $150,000,000. (Incorporated by reference to Exhibit 4(d) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1996 — Commission File No. 1-8570.)
4.33.
Indenture, dated November 15, 1996, by and between the Registrant and Wells Fargo Bank (Colorado), N.A., as Trustee. (Incorporated by reference to Exhibit 4(e) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1996—Commission File No. 1-8570.)
4.34.
Supplemental Indenture, dated as of November 15, 1996, to an indenture dated November 15, 1996, by and between the Registrant and Wells Fargo Bank (Colorado), N.A., as Trustee, with respect to the Registrant's 7.0% Senior Notes due November 15, 2036. (Incorporated by reference to Exhibit 4(f) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1996—Commission File No. 1-8570.)
4.35.
7.0% Senior Notes due February 15, 2036, in the principal amount of $150,000,000. (Incorporated by reference to Exhibit 4(g) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1996 — Commission File No. 1-8570.)

4.36.
Instrument of Joinder, dated May 31, 1998, by Mandalay Corp., pursuant to the Subsidiary Guaranty dated as of May 23, 1997, with respect to the Amended and Restated Loan Agreement, in favor of Bank of America, N.A., as administrative agent for the Banks. (Incorporated by reference to Exhibit 4(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1998—Commission File No. 1-8570.)
4.37.
Indenture dated November 20, 1998, by and between the Registrant and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998—Commission File No. 1-8570.)
4.38.
Supplemental Indenture, dated November 20, 1998, by and between the Registrant and The Bank of New York, as Trustee, with respect to the Registrant's 9 1/4% Senior Subordinated Notes due December 1, 2005. (Incorporated by reference to Exhibit 4(b) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998—Commission File No. 1-8570.)
4.39.
9 1/4% Senior Subordinated Notes due December 1, 2005 in the principal amount of $275,000,000. (Incorporated by reference to Exhibit 4(c) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998—Commission File No. 1-8570.)
4.40.
Indenture dated as of July 24, 2000 by and between the Registrant and The Bank of New York with respect to $500 million aggregate principal amount of 10 1/4% Senior Subordinated Notes due 2007. (Incorporated by reference to Exhibit 4.1 to the Registrant's Form S-4 Registration Statement No. 333-44216.)
4.41.
Indenture dated as of August 16, 2000 by and between the Registrant and The Bank of New York, with respect to $200 million aggregate principal amount of 9 1/2% Senior Notes due 2008. (Incorporated by reference to Exhibit 4.1 to the Registrant's Form S-4 Registration Statement No. 333-44838.)
4.42.
Indenture dated as of December 20, 2001 by and among the Registrant and The Bank of New York, with respect to $300 million aggregate principal amount of 9 3/8% Senior Subordinated Notes due 2010. (Incorporated by reference to Exhibit 4.1 to the Registrant's Form S-4 Registration Statement No. 333-82936.)
4.43.
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
4.44.
Indenture dated as of March 21, 2003 by and among the Registrant and The Bank of New York with respect to $400 million aggregate principal amount of Floating Rate Convertible Senior Debentures due 2033.
4.45.	Registration Rights Agreement dated as of March 21, 2003 by and between the Registrant and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Banc of America Securities LLC.
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
10.4.*	1998 Stock Option Plan. (Incorporated by reference to Exhibit 4(g) to the Registrant's Registration Statement (No. 333-51073) on Form S-8.)
10.5.*
1999 Non-Employee Directors Stock Option Plan. (Incorporated by reference to Exhibit 10(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1999—Commission File No. 1-8570.)
10.6.*
2000 Stock Incentive Plan. (Incorporated by reference to Appendix B to the Registrant's definitive proxy statement dated April 28, 2000 relating to the 2000 Annual Meeting of Registrant's Stockholders.)
10.7.*	2002 Stock Incentive Plan. (Incorporated by reference to Appendix B to the Registrant's definitive proxy statement dated May 14, 2002 relating to the 2002 Annual Meeting of Registrant's Stockholders.)
10.8.*
Executive Compensation Insurance Plan. (Incorporated by reference to Exhibit 10(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1992—Commission File No. 1-8570.)
10.9.
Lease, dated August 3, 1977, by and between B&D Properties, Inc., as lessor, and the Registrant, as lessee; Amendment of Lease, dated May 6, 1983. (Incorporated by reference to Exhibit 10(h) to the Registrant's Registration Statement (No. 2-85794) on Form S-1.)
10.10.
Thirteenth Amendment and Restatement of the Registrant's Employees' Profit Sharing and Investment Plan. (Incorporated by reference to Exhibit 4(d) to Post Effective Amendment No. 11 to the Registrant's Registration Statement (No. 33-18278 on Form S-8.)
10.11.
Fourteenth Amendment, dated November 21, 2000, to the Registrant's Employees' Profit Sharing and Investment Plan. (Incorporated by reference to Exhibit 10(j) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2001—Commission File No. 1-8570.)
10.12.
Fifteenth Amendment, dated November 29, 2001, to the Registrant's Employees' Profit Sharing and Investment Plan. (Incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2002—Commission File No. 1-8570.)
10.13.
Sixteenth Amendment, dated November 20, 2002, to the Registrant's Employees' Profit Sharing and Investment Plan. (Incorporated by reference to Exhibit 4(g) to Post Effective Amendment No. 12 to the Registrant's Registration Statement No. 33-18278 on Form S-8.)
10.14.	Seventeenth Amendment, dated December 31, 2002, to the Registrant's Employees' Profit Sharing and Investment Plan.
10.15.
Ninth Amendment and Restatement of the Registrant's Employees' Profit Sharing and Investment Trust. (Incorporated by reference to Exhibit 4(e) to Post Effective Amendment No. 11 to the Registrant's Registration Statement (No. 33-18278) on Form S-8.)

10.16.
Tenth Amendment and Restatement of the Registrant's Employees' Profit Sharing and Investment Trust. (Incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2002—Commission File No. 1-8570.)
10.17.
Group Annuity Contract No. GA70867 between Philadelphia Life (formerly Bankers Life Company) and Trustees of the Registrant's Employees' Profit Sharing and Investment Plan. (Incorporated by reference to Exhibit 4(c) to the Registrant's Registration Statement (No. 33-1459) on Form S-8.)
10.18.
Lease by and between Robert Lewis Uccelli, guardian, as lessor, and Nevada Greens, a limited partnership, William N. Pennington, as trustee, and William G. Bennett, as trustee, and related Assignment of Lease. (Incorporated by reference to Exhibit 10(p) to the Registrant's Registration Statement (No. 33-4475) on Form S-1.)
10.19.
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
10.20.
Amended and Restated Agreement of Joint Venture of Circus and Eldorado Joint Venture by and between Eldorado Limited Liability Company and Galleon, Inc. (Incorporated by reference to Exhibit 3.3 to the Form S-4 Registration Statement of Circus and Eldorado Joint Venture and Silver Legacy Capital Corp.—Commission File No. 333-87202.)
10.21.
Amended and Restated Credit Agreement, dated November 24, 1997, by and among Circus and Eldorado Joint Venture, the Banks named therein and Bank of America National Trust and Savings Association as administrative agent, and the related Note, Amended and Restated Make-Well Agreement and Amended and Restated Deed of Trust. (Incorporated by reference to Exhibit 4(h) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1997—Commission File No. 1-8570.)
10.22.
Amendment No. 1 to the Amended and Restated Credit Agreement, by and among Circus and Eldorado Joint Venture, the Banks named therein and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10(w) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2000—Commission File No. 1-8570.)
10.23.
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
10.35.
Collateral Account Agreement, dated as of March 5, 2002, by and among Circus and Eldorado Joint Venture, Silver Legacy Capital Corp., and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 10.10.5 to the Annual Report on Form 10-K for the year ended December 31, 2001 of Eldorado Resorts LLC and Eldorado Capital Corp.—Commission File No. 333-11811.)
10.36.
Environment Indemnity Agreement entered into as of March 5, 2002, by Circus and Eldorado Joint Venture and Silver Legacy Capital Corp. (Incorporated by reference to Exhibit 10.10.6 to the Annual Report on Form 10-K for the year ended December 31, 2001 of Eldorado Resorts LLC and Eldorado Capital Corp.—Commission File No. 333-11811.)
10.37.
Agreement and Plan of Merger, dated March 19, 1995, by and among the Registrant and M.S.E. Investments, Incorporated, Last Chance Investments, Incorporated, Gold Strike Investments, Incorporated, Diamond Gold, Inc., Gold Strike Aviation, Incorporated, Gold Strike Finance Company, Inc., Oasis Development Company, Inc., Michael S. Ensign, William A. Richardson, David R. Belding, Peter A. Simon II and Robert J. Verchota. (Incorporated by reference to Exhibit 10(ee) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1995—Commission File No. 1-8570.)
10.38.
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
10.39.
Exchange Agreement, dated March 19, 1995, by and among the Registrant and New Way, Inc., a wholly owned subsidiary of the Registrant, Glenn W. Schaeffer, Gregg H. Solomon, Antonio C. Alamo, Anthony Korfman and William Ensign. (Incorporated by reference to Exhibit 10(ff) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1995—Commission File No. 1-8570.)
10.40.
First Amendment to Exchange Agreement, dated May 30, 1995, by and among the Registrant and New Way, Inc., a wholly owned subsidiary of the Registrant, Glenn W. Schaeffer, Gregg H. Solomon, Antonio C. Alamo, Anthony Korfman and William Ensign. (Incorporated by reference to Exhibit 10(d) to the Registrant's Current Report on Form 8-K dated June 1, 1995—Commission File No. 1-8570.)
10.41.
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
10.42.
Standstill Agreement, dated as of June 1, 1995, by and among the Registrant and Michael S. Ensign, William A. Richardson, David R. Belding, Peter A. Simon II and Glenn W. Schaeffer. (Incorporated by reference to Exhibit 99.4 of the Schedule 13D of Michael S. Ensign, relating to the Registrant's Common Stock, filed on June 12, 1995.)

10.43.
Amendment No. 1 to Standstill Agreement, effective April 16, 1996, by and among the Registrant and Michael S. Ensign, William A. Richardson, David R. Belding, Peter A. Simon II and Glenn W. Schaeffer. (Incorporated by reference to Exhibit 99.7 of Amendment No. 2 to the Schedule 13D of Michael S. Ensign, relating to the Registrant's Common Stock, filed on September 5, 1996.)
10.44.*	2000 Executive Officers' Bonus Plan. (Incorporated by reference to Appendix A to the Registrant's definitive proxy statement dated April 28, 2000 relating to its 2000 Annual Meeting of Stockholders.)
10.45.*
Amendment and Restatement of Employment Agreement dated November 1, 1997, by and between the Registrant and Michael S. Ensign. (Incorporated by reference to Exhibit 10(gg) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998—Commission File No. 1-8570.)
10.46.*
Amendment and Restatement of Employment Agreement dated November 1, 1997, by and between the Registrant and Glenn W. Schaeffer. (Incorporated by reference to Exhibit 10(hh) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998—Commission File No. 1-8570.)
10.47.*
Amendment and Restatement of Employment Agreement dated November 1, 1997, by and between the Registrant and William A. Richardson. (Incorporated by reference to Exhibit 10(ii) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998—Commission File No. 1-8570.)
10.48.
Joint Venture Agreement, dated as of December 18, 1992, between Nevada Landing Partnership and RBG, L.P. (Incorporated by reference to Exhibit 10(g) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1995—Commission File No. 1-8570.)
10.49.
Amendment dated July 15, 1993 to the Joint Venture Agreement between Nevada Landing Partnership and RBG, L.P. (Incorporated by reference to Exhibit 10(h) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1995—Commission File No. 1-8570.)
10.50.
Amendment dated October 6, 1994 to the Joint Venture Agreement between Nevada Landing Partnership and RBG, L.P. (Incorporated by reference to Exhibit 10(i) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1995—Commission File No. 1-8570.)
10.51.
Amendment dated June 1, 1995 to the Joint Venture Agreement between Nevada Landing Partnership and RBG, L.P. (Incorporated by reference to Exhibit 10(j) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1995—Commission File No. 1-8570.)
10.52.
Amendment dated February 28, 1996 to the Joint Venture Agreement between Nevada Landing Partnership and RBG, L.P. (Incorporated by reference to Exhibit 10(ww) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1996—Commission File No. 1-8570.)

10.53.
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
10.54.
Amendment No. 1 to the Victoria Partners Loan Agreement, dated as of January 31, 1995. (Incorporated by reference to Exhibit 10(uu) to the Annual Report on Form 10-K for the year ended December 31, 1994 of Mirage Resorts, Incorporated. Commission File No. 1-6697.)
10.55.
Amendment No. 2 to the Victoria Partners Loan Agreement, dated as of June 30, 1995. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 of Mirage Resorts, Incorporated. Commission File No. 1-6697.)
10.56.
Amendment No. 3 to the Victoria Partners Loan Agreement, dated as of July 28, 1995. (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 of Mirage Resorts, Incorporated. Commission File No. 1-6697.)
10.57.
Amendment No. 4 to the Victoria Partners Loan Agreement, dated as of October 16, 1995. (Incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1995 — Commission File No. 1-8570.)
10.58.
Amendment No. 5 to the Victoria Partners Loan Agreement dated as of August 1, 1996. (Incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1996—Commission File No. 1-8570.)
10.59.
Amendment No. 6 to the Victoria Partners Loan Agreement, dated as of April 12, 1997. (Incorporated by reference to Exhibit 10(ccc) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1997—Commission File No. 1-8570.)
10.60.
Amendment No. 7 to the Victoria Partners Loan Agreement, dated as of January 12, 1998. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 of Mirage Resorts, Incorporated. Commission File No. 1-6697.)
10.61.
Amendment No. 8 to the Victoria Partners Loan Agreement, dated as of March 28, 2002. (Incorporated by reference to Exhibit 10.58 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2002—Commission File No. 1-8570.)
10.62.
Joint Venture Agreement, dated as of December 9, 1994, between MRGS Corp. and Gold Strike L.V. (without Exhibit) (the "Victoria Partners Venture Agreement"). (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated December 9, 1994 of Mirage Resorts, Incorporated. Commission File No. 1-6697.)
10.63.
Amendment No. 1 to the Victoria Partners Venture Agreement dated as of April 17, 1995. (Incorporated by reference to Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995 of Mirage Resorts, Incorporated. Commission File No. 1-6697.)

10.64.
Amendment No. 2 to the Victoria Partners Venture Agreement dated as of September 25, 1995. (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995 of Mirage Resorts, Incorporated. Commission File No. 1-6697.)
10.65.
Amendment No. 3 to the Victoria Partners Venture Agreement dated as of February 28, 1996. (Incorporated by reference to Exhibit 10(fff) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1996—Commission File No. 1-8570.)
10.66.
Amendment No. 4 to the Victoria Partners Venture Agreement dated as of May 29, 1996. (Incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1996—Commission File No. 1-8570.)
10.67.
Consulting Agreement, dated June 1, 1995, between Circus Circus Casinos, Inc. (a subsidiary of the Registrant) and Lakeview Company. (Incorporated by reference to Exhibit 10(ggg) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1996—Commission File No. 1-8570.)
10.68.
Operating Agreement, dated October 7, 1997, by and between Circus Circus Michigan, Inc. and Atwater Casino Group, L.L.C. (Incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1997—Commission File No. 1-8570.)
10.69.
First Amendment to Operating Agreement, dated October 7, 1997, by and between Circus Circus Michigan, Inc. and Atwater Casino Group, L.L.C. (Incorporated by reference to Exhibit 10(hhh) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2000—Commission File No. 1-8570.)
10.70.
Amended First Amendment to Operating Agreement, dated October 7, 1997, by and between Circus Circus Michigan, Inc. and Atwater Casino Group, L.L.C. (Incorporated by reference to Exhibit 10(iii) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2000—Commission File No. 1-8570.)
10.71.
Second Amendment to Operating Agreement, dated October 7, 1997, by and between Circus Circus Michigan, Inc. and Atwater Casino Group, L.L.C. (Incorporated by reference to Exhibit 10(jjj) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2000—Commission File No. 1-8570.)
10.72.
Third Amendment, dated January 21, 2001, to Operating Agreement, dated October 7, 1997, by and between Circus Circus Michigan, Inc. and Atwater Casino Group, L.L.C. (Incorporated by reference to Exhibit 10(ddd) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2001—Commission File No. 1-8570.)
10.73.
Amended and Restated Development Agreement, dated as of April 9, 1998, by and among Detroit Entertainment, L.L.C., the City of Detroit and the Economic Development Corporation of the City of Detroit for the City of Detroit Casino Development Project. (Incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1998—Commission File No. 1-8570.)
10.74.
First Amendment, dated June 25, 1998, to the Amended and Restated Development Agreement, dated as of April 9, 1998, by and among Detroit Entertainment, L.L.C., the City of Detroit and the Economic Development Corporation of the City of Detroit for the City of Detroit Casino Development Project. (Incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1998—Commission File No. 1-8570.)

10.75.
Second Amendment, dated December 1999, to the Amended and Restated Development Agreement, dated April 9, 1998, by and among Detroit Entertainment, L.L.C., the City of Detroit and the Economic Development Corporation of the City of Detroit for the City of Detroit Casino Development Project. (Incorporated by reference to Exhibit 10(mmm) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2000—Commission File No. 1-8570.)
10.76.
Third Amendment, dated November 30, 2000, to the Amended and Restated Development Agreement, dated April 9, 1998, by and among Detroit Entertainment, L.L.C., the City of Detroit and the Economic Development Corporation of the City of Detroit for the City of Detroit Casino Development Project. (Incorporated by reference to Exhibit 10(hhh) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2001—Commission File No. 1-8570.)
10.77.
Fourth Amendment, dated November 2001, to the Amended and Restated Development Agreement, dated April 9, 1998, by and among Detroit Entertainment, L.L.C., the City of Detroit and the Economic Development Corporation of the City of Detroit for the City of Detroit Casino Development Project. (Incorporated by reference to Exhibit 10.74 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2002—Commission File No. 1-8570.)
10.78.
Fifth Amendment, dated March 2002, to the Amended and Restated Development Agreement, dated April 9, 1998, by and among Detroit Entertainment, L.L.C., the City of Detroit and the Economic Development Corporation of the City of Detroit for the City of Detroit Casino Development Project. (Incorporated by reference to Exhibit 10.75 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2002—Commission File No. 1-8570.)
10.79.
Sixth Amendment, dated April 2002, to the Amended and Restated Development Agreement, dated April 9, 1998, by and among Detroit Entertainment, L.L.C., the City of Detroit and the Economic Development Corporation of the City of Detroit for the City of Detroit Casino Development Project. (Incorporated by reference to Exhibit 10.76 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2002—Commission File No. 1-8570.)
10.80.
Seventh Amendment, dated June 12, 2002, to the Amended and Restated Development Agreement, dated April 9, 1998, by and among Detroit Entertainment, L.L.C., the City of Detroit and the Economic Development Corporation of the City of Detroit for the City of Detroit Casino Development Project. (Incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2002—Commission File No. 1-8570.)
10.81.
Conveyance Agreement, dated April 29, 1999, by and among the City of Detroit, the Economic Development Corporation of the City of Detroit and Detroit Entertainment, L.L.C. (Incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1999—Commission File No. 1-8570.)
10.82.
Loan Agreement, dated as of June 30, 1999 among Detroit Entertainment, L.L.C., the Banks named therein and Bank of America National Trust and Savings Association, as administrative agent for the Banks. (Incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999—Commission File No. 1-8570.)

10.83.
Amendment No. 1 to the Loan Agreement, dated June 30, 1999 among Detroit Entertainment, L.L.C., the Banks named therein and Bank of America, N.A., as administrative agent for the Banks. (Incorporated by reference to Exhibit 10(d) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2000—Commission File No. 1-8570.)
10.84.
Amendment No. 2, dated January 31, 2001, to the Loan Agreement, dated June 30, 1999, among Detroit Entertainment, L.L.C., the Banks named therein and Bank of America, N.A., as administrative agent for the Banks. (Incorporated by reference to Exhibit 10(lll) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2001—Commission File No. 1-8570.)
10.85.
Subordination Agreement, dated January 31, 2001, by and between Circus Circus Michigan, Inc. and Detroit Entertainment, L.L.C., with respect to the Loan Agreement, dated June 30, 1999, in favor of Bank of America, N.A., as administrative agent for the lending banks. (Incorporated by reference to Exhibit 10(mmm) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2001—Commission File No. 1-8570.)
10.86.
Hotel Pre-opening Services Agreement, dated as of January 1, 1997, by and among the Registrant and Four Seasons Hotels Limited. (Incorporated by reference to Exhibit 10(kkk) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998—Commission File No. 1-8570.)
10.87.
Hotel Management Agreement, dated as of March 10, 1998, by and among the Registrant, Mandalay Corp. and Four Seasons Hotel Limited. (Incorporated by reference to Exhibit 10(lll) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998—Commission File No. 1-8570.)
10.88.
Hotel License Agreement, dated as of March 10, 1998, by and among Mandalay Corp. and Four Seasons Hotel Limited. (Incorporated by reference to Exhibit 10(mmm) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998—Commission File No. 1-8570.)
10.89.
Lease Intended As Security, dated October 30, 1998, among Circus Circus Leasing, Inc., as lessee; the Registrant, as guarantor; First Security Bank, National Association, as Trustee, the Banks named therein and Bank of America, N.A., as administrative agent for the Banks. (Incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998—Commission File No. 1-8570.)
10.90.
Amendment No. 1, dated January 28, 1999, to Lease Intended As Security, dated October 30, 1998, among Circus Circus Leasing, Inc., as lessee; the Registrant, as guarantor; First Security Bank, National Association, as Trustee, the Banks named therein and Bank of America, N.A., as administrative agent for the Banks. (Incorporated by reference to Exhibit 10(rrr) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2001—Commission File No. 1-8570.)
10.91.
Guaranty, dated October 30, 1998, by the Registrant in favor of First Security Bank, National Association, as Trustee, and the Banks named therein. (Incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998—Commission File No. 1-8570.)

10.92.
Master Lease, dated December 21, 2001, among the Registrant, Mandalay Corp., Ramparts, Inc., New Castle Corp., and Circus Circus Casinos, Inc. as lessees and Wells Fargo Bank Northwest, N.A., as lessor. (Incorporated by reference to Exhibit 10.88 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2002—Commission File No. 1-8570.)
10.93.
Guaranty, dated December 21, 2001, by the Registrant and its subsidiaries named therein in favor of Wells Fargo Bank Northwest, N.A., and the other beneficiaries named therein. (Incorporated by reference to Exhibit 10.89 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2002—Commission File No. 1-8570.)
10.94.
Aircraft Lease Agreement between the Registrant and General Electric Capital Corporation. (Incorporated by reference to Exhibit 10.90 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2002—Commission File No. 1-8570.)
10.95.
Aircraft Lease Agreement, dated December 28, 2001, between the Registrant and General Electric Capital Corporation. (Incorporated by reference to Exhibit 10.91 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2002—Commission File No. 1-8570.)
10.96.*
Supplemental Executive Retirement Plan. (Incorporated by reference to Exhibit 10(c) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998—Commission File No. 1-8570.)
10.97.*
Amendment No. 1 to Supplemental Executive Retirement Plan. (Incorporated by reference to Exhibit 10(uuu) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2001—Commission File No. 1-8570.)
10.98.*
Amendment No. 2 to Supplemental Executive Retirement Plan. (Incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2001—Commission File No. 1-8570.)
10.99.
Stock Purchase Agreement, dated as of September 8, 2000, among the Registrant, Bank of America, N.A. and MBG Trust. (Incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2000—Commission File No. 1-8570.)
10.100.
First Amendment, dated as of January 2, 2001, to Stock Purchase Agreement, dated as of September 8, 2000, among the Registrant, Bank of America, N.A., and MBG Trust. (Incorporated by reference to Exhibit 10(www) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2001—Commission File No. 1-8570.)
10.101.
Second Amendment, dated as of March 21, 2001, to Stock Purchase Agreement, dated as of September 8, 2000, among the Registrant, Bank of America, N.A., and MBG Trust. (Incorporated by reference to Exhibit 10(xxx) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2001—Commission File No. 1-8570.)
10.102.
Amendment, dated as of September 15, 2001, to Stock Purchase Agreement, dated as of September 8, 2000, among the Registrant, Bank of America, N.A., and MBG Trust, and to the Collateral Agreement, dated as of September 8, 2000, among the Registrant, Bank of America, N.A., MBG Trust and Banc of America Securities LLC. (Incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2001—Commission File No. 1-8570.)

10.103.
Amendment, dated as of February 6, 2002, to Stock Purchase Agreement, dated as of September 8, 2000, among the Registrant, Bank of America, N.A., and MBG Trust, and to the Collateral Agreement, dated as of September 8, 2000, among the Registrant, Bank of America, N.A., MBG Trust and Banc of America Securities LLC. (Incorporated by reference to Exhibit 10.99 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2002—Commission File No. 1-8570.)
10.104.
Collateral Agreement dated as of September 8, 2000 among the Registrant, Bank of America, N.A., MBG Trust and Banc of America Securities LLC. (Incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2000—Commission File No. 1-8570.)
10.105.
Amended and Restated Trust Agreement dated as of September 8, 2000 between NMS Services (Cayman), Inc. and Wilmington Trust Company. (Incorporated by reference to Exhibit 10(c) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2000—Commission File No. 1-8570.)
10.106.
Amendment, dated as of September 15, 2001, to the Amended and Restated Trust Agreement, dated as of September 8, 2000, between NMS Services (Cayman) Inc. and Wilmington Trust Company. (Incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2001—Commission File No. 1-8570.)
21.	Subsidiaries of the Registrant.
23.1.	Consent of Deloitte & Touche LLP related to the Registrant's Consolidated Financial Statements.
23.2.	Consent of Deloitte & Touche LLP related to the financial statements of Victoria Partners.
23.3.	Consent of PricewaterhouseCoopers LLP.
99.1.	Certification of Michael S. Ensign Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2.	Certification of Glenn Schaeffer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(b)
During the fourth quarter of the fiscal year ended January 31, 2003, Mandalay filed no current report on Form 8-K.

(c)
The exhibits required by Item 601 of Regulation S-K filed as part of this report or incorporated herein by reference are listed in Item 15(a)(3) above, and the exhibits filed herewith are listed on the Index to Exhibits which accompanies this report.

(d)
See Item 15(a)(2) of this report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANDALAY RESORT GROUP
Dated: April 30, 2003	By:	/s/ MICHAEL S. ENSIGN Michael S. Ensign Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL S. ENSIGN Michael S. Ensign	Chairman of the Board, Chief Executive Officer and Chief Operating Officer (Principal Executive Officer)	April 30, 2003
/s/ WILLIAM A. RICHARDSON William A. Richardson	Vice Chairman of the Board	April 30, 2003
/s/ GLENN SCHAEFFER Glenn Schaeffer	President, Chief Financial Officer, Treasurer and Director (Principal Financial Officer)	April 30, 2003
/s/ LES MARTIN Les Martin	Vice President and Chief Accounting Officer (Principal Accounting Officer)	April 30, 2003
/s/ WILLIAM E. BANNEN William E. Bannen	Director	April 30, 2003
/s/ ARTHUR H. BILGER Arthur H. Bilger	Director	April 30, 2003
Rose McKinney-James	Director	April , 2003
/s/ MICHAEL D. MCKEE Michael D. McKee	Director	April 30, 2003
/s/ DONNA B. MORE Donna B. More	Director	April 30, 2003
/s/ HAROLD J. PHILLIPS Harold J. Phillips	Director	April 30, 2003

CERTIFICATIONS

        I, Michael S. Ensign, Chairman of the Board, Chief Executive Officer and Chief Operating Officer of Mandalay Resort Group, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Mandalay Resort Group;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003	/s/ MICHAEL S. ENSIGN Michael S. Ensign Chairman of the Board, Chief Executive Officer and Chief Operating Officer of Mandalay Resort Group

        I, Glenn Schaeffer, President, Chief Financial Officer and Treasurer of Mandalay Resort Group, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Mandalay Resort Group;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003	/s/ GLENN SCHAEFFER Glenn Schaeffer President, Chief Financial Officer and Treasurer of Mandalay Resort Group

INDEX TO EXHIBITS
FORM 10-K
Fiscal Year Ended
January 31, 2003

Exhibit Number
4.16.	Interest Rate Swap Agreement, dated as of February 13, 2003, by and between the Registrant and Bank of America, N.A.
4.17.	Interest Rate Swap Agreement, dated as of February 12, 2003, by and between the Registrant and The Bank of Nova Scotia.
4.44.
Indenture dated as of March 21, 2003 by and among the Registrant and The Bank of New York with respect to $400 million aggregate principal amount of Floating Rate Convertible Senior Debentures due 2033.
4.45.	Registration Rights Agreement dated as of March 21, 2003 by and between the Registrant and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Banc of America Securities LLC.
10.14.	Seventeenth Amendment, dated December 31, 2002, to the Registrant's Employees' Profit Sharing and Investment Plan.
21.	Subsidiaries of the Registrant.
23.1.	Consent of Deloitte & Touche LLP related to the Registrant's Consolidated Financial Statements.
23.2.	Consent of Deloitte & Touche LLP related to the financial statements of Victoria Partners.
23.3.	Consent of PricewaterhouseCoopers LLP.
99.1.	Certification of Michael S. Ensign Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2.	Certification of Glenn Schaeffer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

PART I
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
  ITEM 6. SELECTED FINANCIAL DATA.
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
MANDALAY RESORT GROUP AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
MANDALAY RESORT GROUP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME
MANDALAY RESORT GROUP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
MANDALAY RESORT GROUP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
MANDALAY RESORT GROUP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Summary of Operating Lease Agreements
INDEPENDENT AUDITORS' REPORT
Management's Report on Financial Statements
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
INDEPENDENT AUDITORS' REPORT
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
Equity Compensation Plan Information
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
PART IV
  ITEM 14. CONTROLS AND PROCEDURES.
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (in thousands)
SIGNATURES
CERTIFICATIONS
INDEX TO EXHIBITS FORM 10-K Fiscal Year Ended January 31, 2003