Form 10-Q
period 2003-04-30
MANDALAY RESORT GROUP
filed 2003-06-11
CIK 725549

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2003
OR
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 31, 2003
Common Stock, $.01 2/3 par value	59,343,760 shares

MANDALAY RESORT GROUP AND SUBSIDIARIES
Form 10-Q

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MANDALAY RESORT GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	April 30, 2003	January 31, 2003
ASSETS
Current assets
Cash and cash equivalents	$161,368	$148,442
Receivables, net of allowance	67,846	68,410
Inventories	29,441	30,625
Prepaid expenses and other	80,258	63,927

Total current assets	338,913	311,404

Property, equipment and leasehold interests, at cost, net	3,252,259	3,201,635

Other assets
Excess of purchase price over fair market value of net assets acquired, net	38,262	38,330
Investments in unconsolidated affiliates	566,348	573,345
Other investments	52,885	43,625
Intangible development costs	93,360	93,360
Deferred charges and other assets	74,515	92,965

Total other assets	825,370	841,625

Total assets	$4,416,542	$4,354,664

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$4,301	$20,284
Accounts and contracts payable
Trade	38,506	36,952
Construction	8,618	10,031
Accrued liabilities	282,902	250,110

Total current liabilities	334,327	317,377

Long-term debt, net of current portion	2,865,436	2,763,593

Deferred income tax	223,525	227,652
Accrued intangible development costs	50,777	55,027
Other long-term liabilities	85,552	89,499

Total liabilities	3,559,617	3,453,148

Minority interest	28,379	18,587

Stockholders' equity
Common stock $.01 2/3 par value
Authorized—450,000,000 shares
Issued—113,634,013 shares	1,894	1,894
Preferred stock $.01 par value
Authorized—75,000,000 shares	—	—
Additional paid-in capital	581,164	581,166
Retained earnings	1,534,025	1,489,979
Accumulated other comprehensive loss	(15,363)	(16,920)
Treasury stock (54,291,753 and 51,061,847 shares), at cost	(1,273,174)	(1,173,190)

Total stockholders' equity	828,546	882,929

Total liabilities and stockholders' equity	$4,416,542	$4,354,664

The accompanying notes are an integral part of these
condensed consolidated financial statements.

MANDALAY RESORT GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	Three Months Ended April 30,
	2003	2002
REVENUES:
Casino	$303,417	$311,343
Rooms	160,839	155,408
Food and beverage	112,310	106,745
Other	80,714	80,760

	657,280	654,256
Less—complimentary allowances	(40,770)	(43,659)

	616,510	610,597

COSTS AND EXPENSES:
Casino	158,724	161,178
Rooms	55,961	50,130
Food and beverage	77,287	70,560
Other operating expenses	48,573	49,438
General and administrative	106,747	100,484
Corporate general and administrative	8,469	8,373
Depreciation and amortization	35,137	41,015
Operating lease rent	11,217	12,925
Preopening expenses	88	469

	502,203	494,572

EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	22,740	30,569

INCOME FROM OPERATIONS	137,047	146,594

OTHER INCOME (EXPENSE):
Interest, dividend and other income	(1,206)	2,266
Guarantee fees from unconsolidated affiliate	—	193
Interest expense	(51,103)	(56,158)
Net interest expense from unconsolidated affiliates	(2,059)	(1,875)

	(54,368)	(55,574)

MINORITY INTEREST	(13,856)	(11,578)

INCOME BEFORE PROVISION FOR INCOME TAX AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	68,823	79,442
Provision for income tax	(24,777)	(28,722)

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN
ACCOUNTING PRINCIPLE	44,046	50,720
Cumulative effect of a change in accounting principle for goodwill	—	(1,862)

NET INCOME	$44,046	$48,858

BASIC EARNINGS PER SHARE
Income before cumulative effect of change in accounting principle	$.72	$.74
Cumulative effect of a change in accounting principle	—	(.03)

Net income per share	$.72	$.71

DILUTED EARNINGS PER SHARE
Income before cumulative effect of change in accounting principle	$.69	$.71
Cumulative effect of a change in accounting principle	—	(.03)

Net income per share	$.69	$.68

Average shares outstanding—basic	61,598,245	68,487,942

Average shares outstanding—diluted	64,226,453	71,345,845

The accompanying notes are an integral part of these
condensed consolidated financial statements.

MANDALAY RESORT GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended April 30,
	2003	2002
Cash flows from operating activities
Net income	$44,046	$48,858

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	35,137	41,015
Provision for bad debts	932	3,522
Decrease in deferred income tax	(25,783)	(790)
(Decrease) increase in interest payable	(12,171)	2,779
Increase in accrued pension cost	2,380	2,113
Loss (gain) on disposition of fixed assets	255	(52)
Cumulative effect of accounting change	—	1,862
Decrease in other current assets	5,302	16,763
Increase in other current liabilities	47,267	23,119
Decrease in other noncurrent assets	27,818	1,583
Unconsolidated affiliates' distributions in excess of earnings	6,893	24,180
Minority interest in earnings, net of distributions	9,792	6,366
Other	1,111	(761)

Total adjustments	98,933	121,699

Net cash provided by operating activities	142,979	170,557

Cash flows from investing activities
Capital expenditures	(86,109)	(54,593)
(Decrease) increase in construction payable	(1,413)	4,474
Increase in other investments	(10,371)	(10,850)
Development agreement costs	(5,000)	—
Other	265	454

Net cash used in investing activities	(102,628)	(60,515)

Cash flows from financing activities
Proceeds from issuance of convertible senior debentures	400,000	—
Net effect on cash of issuances and payments of debt with initial maturities of three months or less	(300,000)	(80,000)
Principal payments of debt with initial maturities in excess of three months	(16,117)	(18,099)
Debt issuance costs	(9,271)	(314)
Exercise of stock options	596	8,404
Purchases of treasury stock	—	(2,914)
Final settlement and interest under equity forward agreements	(100,582)	(581)
Other	(2,051)	(1,355)

Net cash used in financing activities	(27,425)	(94,859)

Net increase in cash and cash equivalents	12,926	15,183
Cash and cash equivalents at beginning of period	148,442	105,905

Cash and cash equivalents at end of period	$161,368	$121,088

Supplemental cash flow disclosures
Cash paid for interest (net of amounts capitalized, of $926 and $1,802)	$61,135	$51,493
Cash paid for income taxes	$190	$215
Noncash items
Application of deposit for purchase of equipment	$22,500	$—
Increase in market value of interest rate swaps	$5,991	$4,670
Decrease (increase) in market value of investment in insurance contracts	$1,111	$(1,027)

The accompanying notes are an integral part of these
condensed consolidated financial statements.

MANDALAY RESORT GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

        The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. The results for the three months ended April 30, 2003 are not necessarily indicative of results to be expected for the full fiscal year.

        These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 2003.

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

	Three Months Ended April 30,
	2003	2002
	(in thousands, except per share data)
Net income	$44,046	$48,858

Weighted average shares outstanding (basic earnings per share)	61,598	68,488
Stock options	2,628	2,858

Weighted average shares outstanding (diluted earnings per share)	64,226	71,346

Basic earnings per share	$.72	$.71

Diluted earnings per share	$.69	$.68

Stock-Based Compensation

        The Company has various employee stock option plans. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") provides that companies may elect to account for employee stock options using a fair value method or continue to apply the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has elected to continue to apply APB 25 and related interpretations in accounting for its stock option plans using the intrinsic value method. Intrinsic value represents the excess, if any, of the market price of the underlying common stock at the grant date over the exercise price of the stock option. Since all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant, no compensation expense related to stock options was reflected in net income. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. Had compensation expense related to stock options been determined in accordance with the fair value recognition provisions of SFAS 123, the effect on the Company's net income and basic and diluted earnings per share would have been as follows (in thousands, except per share data):

	Three Months Ended April 30,
	2003	2002
Net income as reported	$44,046	$48,858
Less total stock-based employee compensation expense determined under the fair value method, net of tax	(886)	(2,528)

Pro forma net income	$43,160	$46,330

Net income per share (basic)
As reported	$.72	$.71
Pro forma	.70	.68
Net income per share (diluted)
As reported	$.69	$.68
Pro forma	.67	.65

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

        Comprehensive income consists of the following (in thousands):

	Three Months Ended April 30,
	2003	2002
Net income	$44,046	$48,858
Change in fair value of interest rate swaps	1,557	3,209

Comprehensive income	$45,603	$52,067

        The accumulated comprehensive loss reflected on the balance sheet consists of the following (in thousands):

	April 30, 2003	January 31, 2003
Minimum pension liability adjustment	$11,370	$11,370
Adjustment to fair value of interest rate swaps	3,993	5,550

Accumulated comprehensive loss	$15,363	$16,920

Reclassifications

        During fiscal 2003, the Company changed its presentation of equity in earnings of unconsolidated affiliates, which was previously reported as a component of revenues. The Company now reports equity in earnings of unconsolidated affiliates as a separate component of income from operations on the condensed consolidated statements of income under a separate caption titled "Equity in Earnings of Unconsolidated Affiliates." Prior years have been reclassified to conform with the new presentation. This reclassification had no effect on previously reported income from operations or net income.

        The condensed consolidated financial statements for the prior year reflect certain other reclassifications to conform to classifications adopted in the current year. These reclassifications had no effect on previously reported net income.

Note 2. Goodwill—

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

	April 30, 2003	January 31, 2003
Circus and Eldorado Joint Venture (50%) (Silver Legacy, Reno, Nevada)	$58,041	$57,615
Elgin Riverboat Resort (50%) (Grand Victoria, Elgin, Illinois)	242,080	249,040
Victoria Partners (50%) (Monte Carlo, Las Vegas, Nevada)	266,227	266,690

	$566,348	$573,345

        The Company's unconsolidated affiliates operate with fiscal years ending on December 31. Selected results of operations for each of the unconsolidated affiliates are as follows (in thousands):

Three months ended March 31, 2003	Silver Legacy	Grand Victoria	Monte Carlo	Total
Revenues	$33,898	$92,643	$67,222	$193,763
Expenses	29,915	71,234	47,045	148,194
Income from operations	3,983	21,409	20,177	45,569
Net income (loss)	(384)	21,511	20,229	41,356
Three months ended March 31, 2002	Silver Legacy	Grand Victoria	Monte Carlo	Total
Revenues	$36,794	$104,884	$63,504	$205,182
Expenses	30,749	74,269	44,930	149,948
Income from operations	6,045	30,615	18,574	55,234
Net income	3,412	30,814	18,037	52,263

Note 4. Intangible Development Costs—

        On August 2, 2002, the Detroit City Council approved a revised development agreement pursuant to which MotorCity Casino will expand its current facility by December 31, 2005. Under the revised development agreement, MotorCity Casino paid the City of Detroit $24.5 million as of April 30, 2003. MotorCity paid another $2.5 million in June 2003, and is obligated to pay an additional $17 million in 12 equal monthly installments the first of which was paid June 1, 2003. MotorCity is further obligated, through letters of credit issued by the Company, to fund approximately $49.4 million to repay bonds issued by the Economic Development Corporation of the City of Detroit. The Company recorded an intangible asset of $93.4 million, representing the total of the above obligations. As of April 30, 2003, the remaining unpaid obligation is $68.9 million ($18.1 million current portion). These intangible development costs have an indefinite life. (See Note 10—Commitments and Contingent Liabilities for additional details regarding the Company's Detroit joint venture.)

Note 5. Long-term Debt—

        Long-term debt consisted of the following:

	April 30, 2003	January 31, 2003
Amounts due under bank credit agreements at floating interest rates, weighted average of 3.1% and 3.2%	$360,000	$660,000
Amounts due under majority-owned joint venture revolving credit facility at floating interest rates, weighted average of 2.7% and 2.8%	4,000	20,000
6 3/4% Senior Subordinated Notes due 2003 (net of unamortized discount of $3 and $7)	149,997	149,993
9 1/4% Senior Subordinated Notes due 2005	275,000	275,000
6.45% Senior Notes due 2006 (net of unamortized discount of $121 and $132)	199,879	199,868
10 1/4% Senior Subordinated Notes due 2007	500,000	500,000
9 1/2% Senior Notes due 2008	200,000	200,000
9 3/8% Senior Subordinated Notes due 2010 (net of unamortized discount of $1,811 and $1,877)	298,189	298,123
7 5/8% Senior Subordinated Debentures due 2013	150,000	150,000
Amounts due under Convertible Senior Debentures due 2033 at floating interest rates, weighted average of 2.0%	400,000	—
7.0% Debentures due 2036 (net of unamortized discount of $75 and $79)	149,925	149,921
6.70% Debentures due 2096 (net of unamortized discount of $28 and $40)	149,972	149,960
Other notes	4,264	4,381

	2,841,226	2,757,246
Current portion of long-term debt	(4,301)	(20,284)
Debt premium from termination of reverse interest rate swaps	24,916	26,631
Market value of reverse interest rate swaps	3,595	—

	$2,865,436	$2,763,593

        On March 21, 2003, the Company issued $350 million principal amount of floating-rate convertible senior debentures due 2033 ("convertible debentures"). An additional $50 million principal amount of the convertible debentures were issued on April 2, 2003, pursuant to an option granted to the initial purchasers. The convertible debentures bear interest at a floating rate equal to 3-month LIBOR (reset quarterly) plus 0.75%, subject to a maximum rate of 6.75%. The convertible debentures also provide for the payment of contingent interest after March 21, 2008 if the average market price of the convertible debentures reaches a certain threshold.

        Such contingent interest is considered an embedded derivative with a nominal value. The convertible debentures provide for an initial base conversion price of $57.30 per share, reflecting a conversion premium of 100% over Mandalay's closing stock price of $28.65 on March 17, 2003. The proceeds of the offering were used to repay borrowings under the Company's revolving credit facility.

        Each convertible debenture is convertible into shares of Mandalay's common stock (i) during any calendar quarter beginning after June 30, 2003, if the closing price of Mandalay's common stock is more than 120% of the base conversion price (initially 120% of $57.30, or $68.76) for at least 20 of the last 30 trading days of the preceding calendar quarter; (ii) if a credit rating assigned to the convertible debentures falls below a specified level; (iii) if the Company takes certain corporate actions; or (iv) if the Company calls the convertible debentures for redemption. If the convertible debentures are converted, holders will receive 17.452 shares per convertible debenture, or an aggregate of 7.0 million shares of Mandalay common stock, subject to adjustment of the conversion rate for any stock dividend; any subdivision or combination, or certain reclassifications, of the shares of Mandalay common stock; any distribution to all holders of shares of Mandalay common stock of certain rights to purchase shares of Mandalay common stock for a period expiring within 60 days at less than the sale price per share of Mandalay common stock at the time; any distribution to all holders of shares of Mandalay common stock of Mandalay assets (including shares of capital stock of a subsidiary), debt securities or certain rights to purchase Mandalay securities; or any "extraordinary cash dividend." For this purpose, an extraordinary cash dividend is one the amount of which, together with all other cash dividends paid during the preceding 12-month period, is on a per share basis in excess of the sum of (i) 5% of the sale price of the shares of Mandalay common stock on the day preceding the date of declaration of such dividend and (ii) the quotient of the amount of any contingent cash interest paid on a convertible debenture during such 12-month period divided by the number of shares of common stock issuable upon conversion of a convertible debenture at the conversion rate in effect on the payment date of such contingent cash interest. In addition, if at the time of conversion the market price of Mandalay's common stock exceeds the then-applicable base conversion price, holders will receive up to an additional 14.2789 shares of Mandalay's common stock per convertible debenture, as determined pursuant to a specified formula, or up to an additional 5.7 million shares in the aggregate.

        The Company may redeem all or some of the convertible debentures for cash at any time on or after March 21, 2008, at their accreted principal amount plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At the option of the holders, the Company may be required to repurchase all or some of the convertible debentures on the 5th, 10th, 15th, 20th and 25th anniversaries of their issuance, at their accreted principal amount plus accrued and unpaid interest, if any, to, but excluding, the purchase date. The Company may choose to pay the purchase price in cash, shares of Mandalay common stock or any combination thereof.

        At April 30, 2003, the Company was in compliance with all of the covenants in its credit facilities and, under the most restrictive covenant, was restricted from issuing additional debt in excess of approximately $450 million.

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

        The Company has entered into various interest rate swaps, principally with its bank group, to manage interest expense, which is subject to fluctuation due to the variable-rate nature of the debt under the Company's credit facilities. The Company has an interest rate swap agreement ("cash flow hedge") under which it pays a fixed interest rate of 6.4% and receives a variable interest rate of 1.4% at April 30, 2003 on $200 million notional amount, which terminates in fiscal 2004.

        In February 2003, the Company entered into two "reverse" interest rate swap agreements ("fair value hedges") with members of its bank group. Under one agreement, the Company received a fixed interest rate of 9.25% and paid a variable interest rate (based on LIBOR plus 6.35%) on $275 million notional amount. Under the other, the Company received a fixed rate of 6.45% and paid a variable interest rate (based on LIBOR plus 3.57%) on $200 million notional amount. In May 2003, the Company elected to terminate the $275 million swap and in June 2003, the Company elected to terminate the $200 million swap. The Company received $6.8 million in cash representing the fair market value of the swaps, and recorded corresponding debt premiums which will be amortized to interest expense, using an effective interest rate method, over the remaining lives of the related debt instruments. The net effect of all swaps resulted in a reduction of interest expense of $0.9 million for the three months ended April 30, 2003.

        The Company is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. However, the Company considers the risk of nonperformance by the counterparties to be minimal because the parties to the swaps are predominantly members of the Company's bank group. If the Company had terminated all swaps as of April 30, 2003, the Company would have had to pay a net amount of $1.6 million based on quoted market values from the various financial institutions holding the swaps.

        The swaps meet the criteria for hedge accounting established by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which the Company adopted in fiscal 2002. The Company reports its swap related assets and liabilities on a net basis in "Other Long-term Liabilities". The net fair market value of the swap designated as a cash flow hedge increased by $2.4 million ($1.6 million, net of tax) during the quarter ended April 30, 2003, which decreased the net liability, with the corresponding income included as other comprehensive income. The fair market values of the swaps designated as fair value hedges increased by $3.6 million during the quarter ended April 30, 2003, which decreased the net liability with a corresponding increase in long-term debt. With respect to the fair value hedges which were terminated in fiscal 2003, the corresponding fair values of $9.4 million recorded in the second quarter of fiscal 2003 have been removed from the net liability and long-term debt. The fair value received from the early termination was recorded as a debt premium and will be amortized to interest expense, as discussed previously.

Note 7. Leasing Arrangements—

        In October 1998, the Company entered into a $200 million operating lease agreement with a group of financial institutions to lease equipment at Mandalay Bay. In December 2001, the Company entered into a series of sale and leaseback agreements covering equipment located at several Nevada properties. These agreements, again made with a group of financial institutions, totaled $130.5 million.

        The following table summarizes these operating lease agreements.

Summary of Operating Lease Agreements
(in thousands)

	Date of agreement
	10/30/98	12/21/01	Total
Initial value of leased equipment	$200,000	$112,500	$312,500
Purchase option at April 30, 2003 (1)	$118,200	$89,000	$207,200
Current termination date	6/30/03	12/21/04
Purchase option at current termination(1)	$113,900	$56,300	$170,200
Maximum extended termination date(2)	6/30/03	12/21/05
Purchase option at maximum termination(1)	$113,900	$45,000	$158,900

(1)
Represents estimated fair value at that date based upon independent appraisal.

(2)
Assumes election of all available renewal periods.

        The Company entered into its operating leases solely to provide greater financial flexibility. The rent expense related to these operating leases is reported separately in the consolidated statements of income as operating lease rent. The operating lease agreements contain financial covenants regarding total debt and interest coverage that are similar to those under the Company's credit facilities. The agreements also contain covenants regarding maintenance of the equipment, insurance requirements and prohibitions on liens. As of April 30, 2003, the Company was in compliance with all of the covenants in these agreements.

        The Company is currently negotiating a new $150 million capital lease facility that will substantially replace the above operating lease agreements. The Company anticipates that this new facility will close by the end of June 2003.

Note 8. Stock Options—

        The Company has various stock incentive plans for executive, managerial and supervisory personnel, as well as the Company's outside directors and consultants. All of the plans permit grants of options, and two of the plans also permit the grant of performance shares and restricted stock awards relating to the Company's common stock. As of April 30, 2003, the only awards granted pursuant to these plans were stock options, which are generally exercisable in one or more installments beginning not less than six months after the grant date.

        Summarized information for stock options was as follows:

	Three Months Ended April 30, 2003
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	7,805,569	$17.39
Granted	40,000	25.11
Exercised	(37,000)	16.12
Canceled	(9,600)	19.57

Outstanding at end of period	7,798,969	17.43

Options exercisable at end of period	6,049,435	16.32

Options available for grant at end of period	3,227,524

        During the three months ended April 30, 2003, the Company did not purchase any shares of its common stock. In the prior year quarter, the Company purchased 109,415 shares of its common stock at a cost of $2.9 million. These amounts do not include interim settlements under the Company's equity forward agreements.

Note 9. Equity Forward Agreements—

        To facilitate the purchase of its shares, the Company entered into equity forward agreements with Bank of America ("B of A" or "the Bank") providing for the Bank's purchase of up to an agreed amount of the Company's outstanding common stock. Bank of America acquired a total of 6.9 million shares at a total cost of $138.7 million under these agreements. Pursuant to the interim settlement provisions and an amendment to the agreements, the Company had received a net of 3.6 million shares and reduced the notional amount of the agreements by $38.7 million as of January 31, 2003. On March 31, 2003, the Company purchased the remaining 3.3 million shares from B of A for the notional amount of $100 million. The settlement of the contract was funded under the Company's revolving credit facility.

        The Company incurred quarterly interest charges on the notional amount at a rate equal to LIBOR plus 1.95%. Total interest charges incurred from inception through March 31, 2003, amounted to $12.3 million, of which $0.7 million was incurred during the quarter ended April 30, 2003. The Company also incurred structuring fees and commission charges totaling $3.7 million, none of which were incurred during the quarter ended April 30, 2003. These interest charges and other fees are included in the cost of treasury stock, net of the related tax benefit.

Note 10. Commitments and Contingent Liabilities—

Mandalay Bay Suites Tower

        The Company is currently building a new 1,122-suite hotel tower at Mandalay Bay. The 43-story tower will be located on the west side of the property. The new suites will average 750 square feet, among the largest room product in the Las Vegas market. The tower will also include meeting suites, a spa and fitness center, two restaurants and a lounge. The Company expects that the new suites will serve the demand generated by the new convention center. The tower broke ground during the third quarter of fiscal 2003 and should open in November 2003. The total cost of the project is estimated to be $230 million, excluding land, capitalized interest and preopening expenses. As of April 30, 2003, the Company had incurred costs of $39.7 million related to this project.

Retail Center

        The Company is constructing a retail center between Mandalay Bay and Luxor. The center will include approximately 90,000 square feet of retail space and approximately 40 stores and restaurants, including several upscale, internationally-branded retailers. Construction began in the third quarter last year, with an expected opening in fall 2003. The cost is estimated to be approximately $30-$40 million, excluding land, capitalized interest and preopening expenses. As of April 30, 2003, the Company had incurred costs of $25.1 million related to this project.

Detroit

        The Company participates with the Detroit-based Atwater Casino Group in a joint venture that owns and operates a casino in Detroit, Michigan. This joint venture is one of three groups which negotiated casino development agreements with the City of Detroit. The Company has a 53.5% ownership interest in the joint venture.

        Pursuant to a Revised Development Agreement approved by the Detroit City Council on August 2, 2002, MotorCity Casino is to be expanded into a permanent facility at its current location by December 31, 2005. Under the terms of this agreement, the joint venture paid the City a total of $24.5 million as of April 30, 2003. The joint venture paid another $2.5 million in June 2003, and is obligated to pay an additional $17 million in 12 equal monthly installments, the first of which was paid June 1, 2003.

        The joint venture has a $150 million credit facility, which had a balance of $4.0 million outstanding at April 30, 2003. The Company has guaranteed this credit facility.

        Under the terms of the joint venture's operating agreement, Mandalay is to receive a management fee for a period of ten years equal to 1.5% of the cost of the permanent casino facility. The management committee of the joint venture has made a preliminary determination that Mandalay is entitled to the management fee commencing on the date the Revised Development Agreement was signed, since that agreement provides for the existing facility to become the permanent facility. Pursuant to this determination, the Company expects to recognize approximately $4.5 million in management fees in fiscal 2004. Since the Company owns 53.5% of the joint venture, the net benefit of the management fees to the Company is 46.5% of that amount.

        The joint venture's operation of MotorCity Casino is subject to ongoing regulatory oversight, and its ability to proceed with an expanded hotel/casino project is contingent upon the receipt of all necessary governmental approvals, successful resolution of pending litigation and satisfaction of other conditions.

Other

        The Company is a defendant in various pending litigation. In management's opinion, the ultimate outcome of such litigation will not have a material effect on the results of operations or the financial position of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

        We are one of the largest hotel-casino operators in the United States. Our operations consist of wholly owned resorts in Nevada and Mississippi, as well as investments in joint ventures with operating resorts in Nevada, Illinois and Michigan. Our resorts cater to a wide variety of customers and we strive to provide the best value in each of the market segments where we compete. We generate almost half of our revenues from gaming activities. Rooms also contribute a large portion of our net revenues.

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

CRITICAL ACCOUNTING POLICIES

        A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2003. There have been no material changes to those policies during the quarter ended April 30, 2003.

SIGNIFICANT FACTORS AFFECTING RESULTS OF OPERATIONS

The War in Iraq

        We believe that the war in Iraq affected our operating results in the first quarter of fiscal 2004. The intense and comprehensive media coverage of the war, along with travel concerns, caused many customers to stay close to home during March and April. As a result, fewer customers visited or stayed at our properties, and this led to a drop in revenues at most of our properties in the first quarter. In Las Vegas, visitor volume dropped over 7% in March, effectively wiping out the gain in visitor volume experienced during the first two calendar months of 2003.

        We cannot predict the extent to which the aftermath of the war in Iraq will continue to directly or indirectly impact our operating results, nor can we predict the extent to which future security alerts or terrorist attacks may interfere with our operations.

Economic Conditions

        Historically, there has not been a high correlation between economic conditions and our operating results. This has been true with respect to the overall U.S. economy and also the regional economies from which we derive a sizeable portion of our customers (e.g., California). However, we believe the economic downturn in the country did affect our first quarter results.

Expansion of Native American Gaming

        A significant expansion of Native American gaming operations has occurred in California and is continuing. This trend has caused generally lower operating results at our properties in the secondary markets of Reno, Laughlin and Jean, Nevada. While most existing Native American gaming facilities in California are modest compared to our Nevada casinos, numerous Native American tribes have announced that they are in the process of constructing, developing, or are considering establishing, large-scale hotel and gaming facilities in California. A significant new Native American casino development is opening in June 2003 in northern California, which will place additional competitive pressure on our operations in the Reno market. Numerous other tribes are at various stages of planning new or expanded facilities. The continued growth of Native American gaming establishments in California (as well as elsewhere in the country) could have a material adverse effect on our operations.

RESULTS OF OPERATIONS

Earnings per Share

        For the quarter ended April 30, 2003, we reported net income of $44.0 million, or $.69 per diluted share, versus $48.9 million, or $.68 per diluted share, for the quarter ended April 30, 2002.

        Despite lower net income, earnings per share comparisons were positive due to lower average diluted shares outstanding (down 10% from the prior year quarter), a reflection of our substantial share repurchases in fiscal 2003. Operating results were lower at most of our wholly-owned and joint venture properties, with the exception of Mandalay Bay, MotorCity Casino and Gold Strike Resort in Tunica County, Mississippi. As discussed previously, the effect of the war with Iraq and competition from Native American casinos accounted for most of the downturn in results. The decline in operating results was partially offset by lower interest expense (see "Interest Expense" below).

        Mandalay Bay benefitted from record room rates, as the average room rate topped $200, its highest ever quarterly mark. MotorCity increased its operating income due primarily to decreased depreciation expense in the quarter (see "Depreciation and Amortization" below).

        For the three months ended April 30, 2003, results include preopening expenses of approximately $0.1 million related primarily to the new retail center connecting Mandalay Bay and Luxor that is scheduled to open in the fall of this year. For the three months ended April 30, 2002, results included preopening expenses of $0.5 million related primarily to the new convention center at Mandalay Bay that opened in January 2003.

        Results for the three months ended April 30, 2003, also include a market value adjustment related to investments associated with our Supplemental Executive Retirement Plan (a defined benefit plan for senior executives). The carrying value of these investments must be adjusted to market value at the end of each reporting period. This adjustment resulted in a noncash loss of $1.1 million (reflected in the "interest, dividend and other income" caption). In the prior year period, we recorded a comparable gain in market value of $1.0 million.

        Results for the prior year quarter reflect the impact of a new accounting pronouncement, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142 (which became effective for Mandalay on February 1, 2002), goodwill is no longer amortized, but must be reviewed at least annually for impairment. We completed our implementation analysis of the goodwill arising from our prior acquisitions. Based upon this analysis, we recorded a write-off of $1.9 million (reflected as a cumulative effect of a change in accounting principle in the quarter ended April 30, 2002), representing the goodwill associated with the June 1, 1995 acquisition of the Railroad Pass Hotel and Casino.

Revenues

        Revenues increased $5.9 million, or 1%, for the three months ended April 30, 2003 compared to the same period last year. Mandalay Bay saw a $19.6 million, or 14% increase in revenues, owing to the first full quarter of operations of the new convention center and the successful opening of the Broadway hit, "Mamma Mia!" on February 3. Revenues at our other Strip properties decreased $4.9 million, or 2%, primarily due to concerns over the war in Iraq.

        Revenues declined at our other Nevada properties, mainly because of expanded Native American gaming in California and, to a lesser extent, due to concerns over the war in Iraq. In Reno, revenues decreased $2.4 million, or 9%, while our Laughlin properties were down $3.8 million, or 9%. Revenues at our Jean and Henderson properties decreased $2.9 million, or 13%, in the quarter.

        In other markets, revenues at Gold Strike in Tunica County, Mississippi were up $2.3 million, or 8%, in the quarter. Gold Strike continues to pursue marketing efforts that have generated additional slot play. In Detroit, Michigan, MotorCity Casino experienced decreased revenues of $1.9 million, or 2%, due to lower gaming volume.

Casino Revenues

        Casino revenues declined $7.9 million, or 3%, in the quarter. In Nevada, Mandalay Bay and Excalibur reported increased casino revenues in the quarter. Mandalay Bay benefitted from increased casino traffic due to the opening of its new convention center.

        Our other wholly owned Nevada properties reported decreases in casino revenues due to the impact of the significant factors discussed previously. In Tunica, Gold Strike's casino revenues improved due to marketing efforts which increased slot play. Casino revenues at MotorCity Casino decreased in the current quarter due to decreased gaming volume.

Room Revenues

        Room revenues rose $5.4 million, or 3%, in the quarter. REVPAR at our wholly owned Las Vegas properties increased 7% during the quarter, due primarily to Mandalay Bay. REVPAR at Mandalay Bay rose 14%, as the average room rate topped $200. This rise in room rates reflected convention bookings attributable to the opening of the new convention center in January. The following table compares average room rates, occupancy and REVPAR at our wholly owned properties:

	Quarter 4/30/03			Quarter 4/30/02
	Avg. Rate	Occupancy	REVPAR	Avg. Rate	Occupancy	REVPAR
Weighted average—all wholly owned properties	$89	86%	$76	$83	89%	$74
Weighted average—wholly owned Las Vegas Strip properties	$107	90%	$96	$97	93%	$90

Food and Beverage Revenues

        Food and beverage revenues increased $5.6 million, or 5%, in the quarter. The increase was mainly due to the expansion of Mandalay Bay's convention business following the opening of the new convention center.

Other Revenues

        Other revenues come principally from amusements, retail stores and entertainment. Other revenues were flat in the quarter versus last year. Increased entertainment revenues at Mandalay Bay from the successful February opening of "Mamma Mia!" were mitigated by decreases at other properties.

Income from Operations

        For the three months ended April 30, 2003, income from operations fell $9.6 million, or 7%, from the previous year. The composite operating margin was 22.2% and 24.0% for the three months this year, compared to last year. Income from operations in the quarter benefitted from a $7.9 million decrease in depreciation and amortization expense at MotorCity Casino (see discussion under "Depreciation and Amortization" below). However, this benefit was offset by a $7.8 million decline in earnings from unconsolidated affiliates. The table below summarizes our operating results by property and is followed by a discussion of operating results by market.

Operating Results by Property
(in millions)

	Quarter 4/30/2003		Quarter 4/30/2002
	Income from Operations	Depreciation	Income from Operations	Depreciation
Mandalay Bay	$27.2	$12.2	$23.3	$9.0
Luxor	25.4	5.2	27.8	4.6
Excalibur	21.0	2.5	21.3	2.9
Circus Circus-Las Vegas(1)	10.6	4.4	13.6	4.5
Gold Strike-Tunica	5.2	2.2	3.9	3.2
Colorado Belle / Edgewater	4.0	2.4	7.3	2.7
Circus Circus-Reno	0.4	1.5	1.7	1.8
Gold Strike properties(2)	0.9	0.9	1.7	1.4
MotorCity Casino(3)	30.5	2.3	26.1	10.2
Unconsolidated joint ventures(4)	22.7	0.0	30.6	0.1
Other	(0.9)	0.0	(1.7)	0.0

Subtotal	147.0	33.6	155.6	40.4
Corporate expense	(10.0)	1.5	(9.0)	0.6

Total	$137.0	$35.1	$146.6	$41.0

(1)
Includes Circus Circus-Las Vegas and Slots-A-Fun.

(2)
Includes Gold Strike, Nevada Landing and Railroad Pass.

(3)
MotorCity Casino is 53.5%-owned and its operations are consolidated for financial reporting purposes.

(4)
Includes our 50% share of Monte Carlo, Grand Victoria and Silver Legacy.

Las Vegas

        Our Las Vegas properties (including our 50% share of Monte Carlo) posted an overall decrease in operating income of $3.7 million, or 4%, during the three months ended April 30, 2003. At Mandalay Bay, operating income rose $3.9 million, or 17% due primarily to the January opening of the new convention center, which increased the property's foot traffic and levered room rates upward, particularly during the slower mid-week period.

        Operating income at our other wholly owned Las Vegas properties declined in the three-month period due primarily to concerns about the war in Iraq, as discussed previously. For the quarter, operating income at Luxor was down $2.4 million, or 9%; Excalibur was down $0.3 million, or 1%; while Circus Circus declined $3.0 million, or 22%. The contribution from Monte Carlo declined $2.0 million, or 18%, for the quarter. See also "Factors Affecting Future Results."

Reno

        Operating income from our Reno properties (including our 50% share of Silver Legacy) was down $2.7 million, or 48%, in the first quarter, due to the adverse impact of the expansion of Native American gaming in California and the northwestern U.S., as well as the other significant factors discussed previously.

Laughlin

        Our two Laughlin properties, Colorado Belle and Edgewater, posted a combined decrease in operating income of $3.3 million, or 45%, for the quarter. The Laughlin market continues to face increased competition from Native American casinos in its primary feeder markets in Arizona and southern California.

Other Markets

        In Detroit, Michigan, MotorCity Casino generated an increase in operating income of $4.4 million, or 17%, in the first quarter. Lower depreciation expense was the principal factor in this increase (see discussion under "Depreciation and Amortization"). See "New Projects" under "Financial Position and Capital Resources" for additional details regarding our Detroit operation.

        In Tunica County, Mississippi, operating income at Gold Strike was up $1.3 million, or 33%, in the three months ended April 30, 2003, compared to the prior year. The increases are due to increased marketing efforts which drove higher slot play, as described previously.

        The contribution to income from operations from Grand Victoria (a 50%-owned riverboat casino in Elgin, Illinois) declined 29% in the quarter, due essentially to a higher casino tax rate, which became effective July 1, 2002, including a top-end rate of 50% on gaming revenues exceeding $200 million. This tax increase reduced the contribution from Grand Victoria by approximately $4.8 million in the first quarter. See also "Recent Tax Developments".

Depreciation and Amortization

        For the three months ended April 30, 2003, depreciation and amortization expense was $35.1 million versus $41.0 million in the prior year. The decrease was due primarily to the reduction of depreciation at MotorCity Casino. Based upon the revised development agreement entered into with the City of Detroit on August 2, 2002, (discussed more fully under "Financial Position and Capital Resources—New Projects"), depreciation expense related to the MotorCity Casino temporary facility was reduced prospectively. Previously, the cost of the temporary facility was being depreciated over its contractual operating term of four years, with annual depreciation expense approximating $40 million. Under the Revised Development Agreement, the temporary facility will be converted into a permanent resort (as opposed to the permanent resort being developed on a separate site, as was the requirement under the original development agreement). Consequently, the remaining book value of the temporary facility is being depreciated over its remaining expected life, resulting in estimated annual depreciation expense of $8-$10 million, pending completion of the permanent facility.

Operating Lease Rent

        Operating lease rent for the three months ended April 30, 2003, decreased to $11.2 million from $12.9 million in the prior year period. The decrease in rent expense was related to the June 2002 renewal of our $200 million lease facility, as well as lower interest rates (see the discussion under "Off Balance Sheet Arrangements—Operating Leases" for additional details regarding our operating lease agreements).

Interest Expense

        For the three months ended April 30, 2003, interest expense (excluding interest expense of unconsolidated joint ventures and without reduction for capitalized interest) decreased $5.9 million versus the comparable prior year period. The decrease in the quarter was due to a combination of lower interest rates on short-term borrowings and fixed-to-floating interest rate swap agreements entered into in June and August 2002 and February 2003 (see "Financial Position and Capital Resources—Financing Activities" for a discussion of our fixed-to-floating swaps). The reduction of interest expense was aided by the issuance of $400 million principal amount of floating rate (LIBOR plus .75%) convertible senior debentures on March 21, 2003. While the net proceeds from this offering were initially used to pay down borrowings outstanding under our revolving credit facility (with a current rate equal to LIBOR plus 1.75%), they ultimately represent a refinancing of our $150 million 6 3/4% Senior Subordinated Notes due in July and our $150 million 6.70% Debentures due 2096, which we will likely be required to redeem at the holders' one-time option in November this year. Consequently, the convertible debentures should contribute to even lower interest expense in the future. (See "Financial Position and Capital Resources—Financing Activities" for additional details regarding the convertible debentures.)

        At April 30, 2003, long-term debt (including current portion) stood at $2.87 billion compared to $2.42 billion at April 30, 2002. The current year total includes $4.0 million of debt related to MotorCity Casino, while the prior year total includes $46.0 million of debt related to MotorCity. Capitalized interest was $.9 million in the three ended April 30, 2003, compared to $1.8 million in the previous year. Capitalized interest in the current year related primarily to the construction of the suites tower at Mandalay Bay, and in the previous year related primarily to the new convention center at Mandalay Bay.

Income Taxes

        The effective tax rate for the three months ended April 30, 2003 was 36.0% compared to 37.0% for the same period a year ago. These rates reflect the corporate statutory rate of 35% plus the effect of various nondeductible expenses, primarily the write-off of goodwill in the previous year.

Recent Tax Developments

        On May 31, 2003, the Illinois legislature approved a new tax bill which provides for an increase in tax rates on Illinois gaming revenues. Under the bill, which must still be signed by the governor, the upper tax rate on casino revenues was increased from 50% on casino revenues exceeding $200 million to 70% on casino revenues exceeding $250 million. The bill also provided for increased tax rates for the lower revenue tiers as well as increased boarding fees. Based on current revenue levels, we estimate that this tax increase will reduce the contribution from our 50%-owned Grand Victoria by approximately $25-$30 million annually.

FINANCIAL POSITION AND CAPITAL RESOURCES

Operating Activities

        For the three months ended April 30, 2003, net cash provided by operating activities was $143.0 million versus $170.6 million in the prior year. The decrease is due primarily to lower distributions from unconsolidated affiliates. In the prior year, Mandalay received a $20.0 million special distribution from Silver Legacy.

        Mandalay had cash and cash equivalents of $161.4 million at April 30, 2003, sufficient for normal daily operating requirements.

Investing Activities

        Net cash used in investing activities was $102.6 million for the three months ended April 30, 2003, versus $60.5 million in the prior year. Higher capital expenditures accounted for most of the increase.

        Capital expenditures for the three months ended April 30, 2003, totaled $86.1 million, of which $21.2 million related to the construction of the new suites tower at Mandalay Bay, scheduled to open in fall 2003 (see "New Projects" for additional details), $14.4 million related to the construction of the new retail center at Mandalay Bay and $22.7 million related to the purchase of a new corporate airplane. In the corresponding three months last year, capital expenditures totaled $54.6 million, of which $33.6 million related to the construction of the new convention center at Mandalay Bay.

Financing Activities

        For the three months ended April 30, 2003, financing activities used net cash of $27.4 million. The net proceeds of approximately $390 million from the issuance of the floating-rate convertible debentures were used to pay down our revolving credit facility. We subsequently utilized new borrowings under the revolving credit facility to fund the $100 million settlement of our equity forward agreement (see discussion under "Off Balance Sheet Arrangements—Equity Forward Agreements"). During the quarter, we also paid down $16.0 million of the Detroit credit facility. In the prior year, financing activities used net cash of $94.9 million, primarily to repay amounts outstanding under our revolving credit facility.

Credit Facilities

        In August 2001, we replaced our $1.8 billion unsecured credit facility with three separate facilities that totaled $1.25 billion. These credit facilities included a $150 million capital markets term loan, which we paid in full using a portion of the net proceeds we received from the issuance of $300 million of Senior Subordinated Notes in December 2001. By paying off this facility, we reduced our borrowing capacity under the two remaining facilities to $1.1 billion. Those two facilities, which are for general corporate purposes, include a $250 million term loan facility and an $850 million revolving facility. The entire amount of the term loan facility was outstanding at April 30, 2003. Of the revolving facility, $110.0 million was outstanding at April 30, 2003. Each of our credit facilities is unsecured and provides for the payment of interest, at our option, at either (i) a Eurodollar-based rate; or (ii) a rate equal to or an increment above the higher of (a) the Bank of America prime rate, or (b) the Federal Reserve Board federal funds rate plus 50 basis points. At April 30, 2003, the effective rate of interest on the indebtedness outstanding under our credit facilities was 3.1%. Each of our credit facilities includes financial covenants regarding total debt and interest coverage, plus covenants that limit our ability to dispose of assets, make distributions on our capital stock, engage in a merger, incur liens and engage in transactions with our affiliates. On August 21, 2006, the entire principal amount then outstanding under our credit facilities becomes due and payable, unless the maturity date is extended with the consent of the lenders.

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

        As of April 30, 2003, we were in compliance with all of the covenants in our credit facilities, including those related to total debt and interest coverage, and under the most restrictive covenant, we had the ability to issue additional debt of approximately $450 million. Our borrowing capacity under these covenants can fluctuate substantially from quarter to quarter depending upon our operating cash flow.

Convertible Senior Debentures

        On March 21, 2003, we issued $350 million principal amount of floating-rate convertible senior debentures due 2033 ("convertible debentures"). An additional $50 million principal amount of the convertible debentures was issued on April 2, 2003, pursuant to an option granted to the initial purchasers. The convertible debentures bear interest at a floating rate equal to 3-month LIBOR (reset quarterly) plus 0.75%, subject to a maximum rate of 6.75%. The convertible debentures also provide for the payment of contingent interest after March 21, 2008 if the average market price of the convertible debentures reaches a certain threshold. Such contingent interest is considered an embedded derivative with a nominal value. The convertible debentures provide for an initial base conversion price of $57.30 per share, reflecting a conversion premium of 100% over Mandalay's closing stock price of $28.65 on March 17, 2003. The proceeds from this issuance were used to repay borrowings under our revolving credit facility.

        Each convertible debenture is convertible into shares of Mandalay's common stock (i) during any calendar quarter beginning after June 30, 2003, if the closing price of Mandalay's common stock is more than 120% of the base conversion price (initially 120% of $57.30, or $68.76) for at least 20 of the last 30 trading days of the preceding calendar quarter; (ii) if a credit rating assigned to the convertible debentures falls below a specified level; (iii) if we take certain corporate actions; or (iv) if we call the convertible debentures for redemption. If the convertible debentures are converted, holders will receive 17.452 shares per convertible debenture, or an aggregate of 7.0 million shares of Mandalay common stock, subject to adjustment of the conversion rate for any stock dividend; any subdivision or combination, or certain reclassifications, of the shares of our common stock; any distribution to all holders of shares of our common stock of certain rights to purchase shares of our common stock for a period expiring within 60 days at less than the sale price per share of our common stock at the time; any distribution to all holders of shares of our common stock of our assets (including shares of capital stock of a subsidiary), debt securities or certain rights to purchase our securities; or any "extraordinary cash dividend." For this purpose, an extraordinary cash dividend is one the amount of which, together with all other cash dividends paid during the preceding 12-month period, is on a per share basis in excess of the sum of (i) 5% of the sale price of the shares of our common stock on the day preceding the date of declaration of such dividend and (ii) the quotient of the amount of any contingent cash interest paid on a convertible debenture during such 12-month period divided by the number of shares of common stock issuable upon conversion of a convertible debenture at the conversion rate in effect on the payment date of such contingent cash interest. In addition, if at the time of conversion the market price of Mandalay's common stock exceeds the then-applicable base conversion price, holders will receive up to an additional 14.2789 shares of Mandalay's common stock per convertible debenture, as determined pursuant to a specified formula, or up to an additional 5.7 million shares in the aggregate.

        We may redeem all or some of the convertible debentures for cash at any time on or after March 21, 2008, at their accreted principal amount plus accrued and unpaid interest, if any, to, but not including, the redemption date. At the option of the holders, we may be required to repurchase all or some of the convertible debentures on the 5th, 10th, 15th, 20th and 25th anniversaries of their issuance, at their accreted principal amount plus accrued and unpaid interest, if any, to, but not including, the purchase date. We may choose to pay the purchase price in cash, shares of Mandalay common stock or any combination thereof.

Interest Rate Swaps

        In February 2003, we entered into two "reverse" interest rate swap agreements ("fair value hedges") with members of our bank group. Under one agreement, we received a fixed interest rate of 9.25% and paid a variable interest rate (based on LIBOR plus 6.35%) on $275 million notional amount. Under the other, we received a fixed rate of 6.45% and paid a variable interest rate (based on LIBOR plus 3.57%) on $200 million notional amount. In May 2003, we elected to terminate the $275 million swap and in June 2003, we elected to terminate the $200 million swap. We received $6.8 million in cash representing the fair market value of the swaps, and recorded corresponding debt premiums which will be amortized to interest expense, using an effective interest rate method, over the remaining lives of the related debt instruments.

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

Planned Financing Transactions

        As previously announced, we plan to call our $275 million 9 1/4% Senior Subordinated Notes due 2005 during the fiscal quarter ending July 31, 2003 at the current call price of 104.625% using borrowings under our revolving credit facility.

New Projects

Mandalay Bay Suites Tower

        We are currently building a new 1,122-suite hotel tower at Mandalay Bay. The 43-story tower will be located on the west side of the property. The new suites will average 750 square feet, among the largest room product in the Las Vegas market. The tower will also include meeting suites, a spa and fitness center, two restaurants and a lounge. We expect that the new suites will serve the demand generated by the new convention center. The tower broke ground during the third quarter last year, and should open in November 2003. The total cost of the project is estimated to be $230 million, excluding land, capitalized interest and preopening expenses. As of April 30, 2003, we had incurred costs of $39.7 million related to this project.

Retail Center

        We are constructing a retail center between Mandalay Bay and Luxor. The center will include approximately 90,000 square feet of retail space and approximately 40 stores and restaurants, including several upscale, internationally-branded retailers. We started construction in the third quarter last year, with an expected opening in fall 2003. The cost is estimated to be approximately $30-$40 million, excluding land, capitalized interest and preopening expenses. As of April 30, 2003, we had incurred costs of $25.1 million related to this project.

        We currently estimate that capital expenditures for fiscal 2004 will be in the vicinity of $350 million. The majority of these expenditures will relate to the new all-suites tower and the new retail center. Estimated capital expenditures also include maintenance capital spending, which consists of items necessary to maintain the operating condition of our properties, such as new slot machines, carpeting, computers and similar equipment. We anticipate capital expenditures for the balance of fiscal 2004 will be funded primarily from cash flow, though we also have funds available under our revolving credit facility. Actual capital expenditures for fiscal 2004 may differ significantly from the estimated range, particularly if we are able to proceed with the development of an expanded permanent facility in Detroit. See "Detroit" for additional details.

Detroit

        We participate with the Detroit-based Atwater Casino Group in a joint venture that owns and operates a casino in Detroit, Michigan. This joint venture is one of three groups which negotiated casino development agreements with the City of Detroit. The Company has a 53.5% ownership interest in the joint venture.

        Pursuant to a Revised Development Agreement approved by the Detroit City Council on August 2, 2002, MotorCity Casino is to be expanded into a permanent facility at its current location by December 31, 2005. Under the terms of this agreement, the joint venture paid the City a total of $24.5 million as of April 30, 2003. The joint venture paid another $2.5 million in June 2003, and is obligated to pay an additional $17 million in 12 equal monthly installments, the first of which was paid June 1, 2003.

        The joint venture has a $150 million credit facility, which had a balance of $4.0 million outstanding at April 30, 2003. We have guaranteed this credit facility.

        Under the terms of the joint venture's operating agreement, Mandalay is to receive a management fee for a period of ten years equal to 1.5% of the cost of the permanent casino facility. The management committee of the joint venture has made a preliminary determination that Mandalay is entitled to the management fee commencing on the date the Revised Development Agreement was signed, since that agreement provides for the existing facility to become the permanent facility. Pursuant to this determination, we expect to recognize approximately $4.5 million in management fees in fiscal 2004. Since we own 53.5% of the joint venture, the net benefit of the management fees to us is 46.5% of that amount.

        The joint venture's operation of MotorCity Casino is subject to ongoing regulatory oversight, and its ability to proceed with an expanded hotel/casino project is contingent upon the receipt of all necessary governmental approvals, successful resolution of pending litigation and satisfaction of other conditions.

Share Purchases

        In March 2003, the Board of Directors authorized the purchase of up to 10 million shares of our common stock that remain outstanding after our prior authorization is fully utilized. On March 31, 2003, we purchased the remaining 3.3 million shares under our equity forward agreements for $100 million (discussed more fully under "Off Balance Sheet Arrangements"). We made no additional share purchases during the quarter ended April 30, 2003, and as of that date, the number of additional shares we are authorized to purchase was approximately 10.3 million. Any share purchases we may make in the future pursuant to this authorization will be dependent upon cash flow, borrowing capacity and market conditions, and are expected to be made in accordance with the volume and other limitations of Rule 10b-18 under the Securities Exchanges Act of 1934.

Liquidity

        We have various obligations in fiscal 2004 including the following: (i) existing cash obligations; (ii) capital commitments on projects under way (see "New Projects"); (iii) repayment of our $150 million 6 3/4% Senior Subordinated Notes due July 2003; (iv) repayment of our $150 million 6.70% Debentures due 2096 (which are expected to be put by their holders in November 2003, as permitted under the indenture); and (v) refinancing of our operating lease agreements (see "Off Balance Sheet Arrangements"). In addition, in July 2003 we plan to redeem our $275 million principal amount of 9 1/4% Senior Subordinated Notes due 2005, utilizing our revolving credit facility. We believe we have sufficient capital resources to meet all of the above obligations, as well as provide for additional strategic purchases of our common stock or investments in new projects. This belief is based upon (i) our historically strong and dependable operating cash flows; (ii) the availability of borrowings under our revolving credit facility; and (iii) the ability to raise funds in the debt and equity markets. Under our revolving bank facility, which expires August 2006, we had $740.0 million of borrowing capacity available as of April 30, 2003, of which we could utilize approximately $450 million under the most restrictive of our loan covenants. (Our borrowing capacity under these covenants can fluctuate substantially from quarter to quarter depending upon our operating cash flow.)

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

        The following table summarizes these operating lease agreements.

Summary of Operating Lease Agreements
(in thousands)

	Date of agreement
	10/30/98	12/21/01	Total
Initial value of leased equipment	$200,000	$112,500	$312,500
Purchase option at April 30, 2003(1)	$118,200	$89,000	$207,200
Current termination date	6/30/03	12/21/04
Purchase option at current termination(1)	$113,900	$56,300	$170,200
Maximum extended termination date(2)	6/30/03	12/21/05
Purchase option at maximum termination(1)	$113,900	$45,000	$158,900

(1)
Represents estimated fair value at that date based upon independent appraisal.

(2)
Assumes election of all available renewal periods.

        We entered into our operating leases solely to provide greater financial flexibility. The rent expense related to these operating leases is reported separately in the consolidated statements of income as operating lease rent. The operating lease agreements contain financial covenants regarding total debt and interest coverage that are similar to those under our credit facilities. The agreements also contain covenants regarding maintenance of the equipment, insurance requirements and prohibitions on liens. As of April 30, 2003, we were in compliance with all of the covenants in these agreements.

        We are currently negotiating a new $150 million capital lease facility that will substantially replace the above operating lease agreements. We anticipate that this new facility will close by the end of June 2003.

Equity Forward Agreements

        To facilitate our purchase of shares, we entered into equity forward agreements with Bank of America ("B of A" or "the Bank") providing for the Bank's purchase of up to an agreed amount of our outstanding common stock. Bank of America acquired a total of 6.9 million shares at a total cost of $138.7 million under these agreements. Pursuant to the interim settlement provisions and an amendment to the agreements, we had received a net of 3.6 million shares and reduced the notional amount of the agreements by $38.7 million as of January 31, 2003. On March 31, 2003, we purchased the remaining 3.3 million shares from B of A for the notional amount of $100 million. The settlement of the contract was funded under our revolving credit facility.

        We incurred quarterly interest charges on the notional amount at a rate equal to LIBOR plus 1.95%. Total interest charges incurred from inception through March 31, 2003, amounted to $12.3 million, of which $0.7 million was incurred during the quarter ended April 30, 2003. We also incurred structuring fees and commission charges totaling $3.7 million, none of which were incurred during the quarter ended April 30, 2003. These interest charges and other fees are included in the cost of treasury stock, net of the related tax benefit.

Forward-Looking Statements

        This report includes forward-looking statements which we have based on our current expectations about future events. They consist of statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including our business strategy and our current and future development plans. Forward-looking statements also are those that include the words "may," "could," "should," "would," "believe," "expect," "anticipate," "estimate," "intend," "plan" or similar expressions. These forward-looking statements are subject to risks, uncertainties and assumptions about us and our operations that are subject to change based on various important factors, some of which are beyond our control. Factors that could cause our financial performance to differ materially from the goals, plans, objectives, intentions and expectations expressed in our forward-looking statements include the following: (i) our development and construction activities and those of the joint ventures in which we participate, (ii) competition, (iii) our dependence on existing management, (iv) leverage and debt service (including sensitivity to fluctuations in interest rates and ratings which national rating agencies assign to our outstanding debt securities), (v) domestic and global economic, credit and capital market conditions, (vi) changes in federal or state tax laws or the administration of those laws, (vii) changes in gaming laws or regulations (including the legalization or expansion of gaming in certain jurisdictions), (viii) expansion of gaming on Native American lands, including such lands in California, (ix) applications for licenses and approvals under applicable laws and regulations (including gaming laws and regulations), (x) regulatory or judicial proceedings, (xi) consequences of any future security alerts and/or terrorist attacks such as those that occurred on September 11, 2001, and (xii) consequences of the war with Iraq. Additional information concerning potential factors that we think could cause our actual results to differ materially from expected and historical results is included under the caption "Factors that May Affect Our Future Results" in Item 1 of our annual report on Form 10-K for the year ended January 31, 2003. If one or more of the assumptions underlying our forward-looking statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements contained in this report. Therefore, we caution you not to place undue reliance on our forward-looking statements. This statement is provided as permitted by the Private Securities Litigation Reform Act of 1995.

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

        In February 2003, we entered into two new "reverse" interest rate swap agreements ("fair value hedges") with members of our bank group. Under one agreement, we received a fixed interest rate of 9.25% and paid a variable interest rate (based on LIBOR plus 6.35%) on $275 million notional amount. Under the other, we received a fixed rate of 6.45% and paid a variable interest rate (based on LIBOR plus 3.57%) on $200 million notional amount. In May 2003, we elected to terminate the $274 million swap and in June 2003, we elected to terminate the $200 million swap. We received $6.8 million in cash representing the fair market value of the swaps, and recorded corresponding debt premiums which will be amortized to interest expense, using an effective interest rate method, over the remaining lives of the related debt instruments.

        The above swap agreements meet the criteria established by the FASB for hedge accounting.

        The following table provides information as of April 30, 2003 about our current financial instruments (interest rate swaps and debt obligations) that are sensitive to changes in interest rates. For debt obligations, the table presents principal payments and related weighted-average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted-average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted-average variable rates are based on implied forward rates in the yield curve. Implied forward rates should not be considered a predictor of actual future interest rates.

	Year ending January 31,
	Remaining 2004	2005	2006	2007	2008	Thereafter	Total
	(in millions)
Long-term debt (including current portion)
Fixed-rate	$0.3	$0.3	$275.2	$200.2	$500.2	$801.0	$1,777.2
Average interest rate	6.0%	6.7%	9.2%	6.5%	10.2%	8.6%	8.9%
Variable-rate	$4.0	$—	$—	$660.0	$—	$400.0	$1,064.0
Average interest rate	1.2%	—	—	4.4%	—	5.2%	4.7%
Interest rate swaps
Pay fixed	$200.0	$—	$—	$—	$—	$—	$200.0
Average payable rate	6.4%	—	—	—	—	—	6.4%
Average receivable rate	1.4%	—	—	—	—	—	1.4%
Pay floating	$—	$—	$275.0	$200.0	$—	$—	$475.0
Average payable rate	—	—	10.2%	7.6%	—	—	9.1%
Average receivable rate	—	—	9.3%	6.5%	—	—	8.1%

Item 4. Controls and Procedures.

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

Scope of the Controls Evaluation.

        The evaluation by the CEO and the CFO of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the company and the effect of the controls on the information generated for use in this report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will continue to be performed on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our future reports on Form 10-Q and Form 10-K. Our Internal Controls are also evaluated on an ongoing basis by our Internal Audit Department and by our Corporate Accounting Department. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary. Our independent auditors also comment on our Internal Controls as part of their audit and review activities. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems with improvements and corrections as conditions warrant.

        Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the company's Internal Controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in the company's Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to the Audit Committee of our Board of Directors and to our independent auditors and to report on related matters in this item of this report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions", which are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to address other control matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

        On March 21, 2003, we issued $350 million principal amount of floating-rate convertible senior debentures due 2033 ("convertible debentures"). An additional $50 million principal amount of the convertible debentures were issued on April 2, 2003, pursuant to an option granted to the initial purchasers. Reference is made to the discussion under the caption "Financial Position and Capital Resources—Convertible Senior Debentures in Part I, Item 2 of this report, which is incorporated herein by this reference. The convertible debentures were issued to two institutional purchasers (the "initial purchasers") in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 (the "1933 Act") and, by the terms of their issuance, the convertible debentures were offered by the initial purchasers in the United States only to "qualified institutional buyers" (as defined in Rule 144A) in reliance on Rule 144A in transactions exempt from the registration requirements of the 1933 Act. The convertible debentures contain a legend to the effect that they and the shares of common stock issuable upon their conversion have not been registered under the 1933 Act or any state securities laws and that neither the convertible debentures, the shares of common stock issuable upon their conversion nor any interest or participation therein may be reoffered, sold, assigned, transferred, pledged, encumbered or otherwise disposed of in the absence of such registration or unless such transaction is exempt from, or not subject to, registration.

Item 5. Other Information

        The following information, which is included herein in accordance with the filing guidance in Release No. 34-47583 dated March 27, 2003, is being provided under Item 11 of Form 8-K.

        Currently the Recordkeeper for the Mandalay Resort Group Employees' Profit Sharing and Investment Plan (the "Plan") is Mellon HR Solutions and the Trustee is Wells Fargo Retirement Plan Services ("Wells Fargo"). In order to consolidate to one service provider, the Company has engaged Wells Fargo to administer both the Recordkeeping and Trustee functions for the Plan. To insure an accurate transfer of prior Plan records, Wells Fargo requires all activities within the Plan to stop for the period which was originally scheduled to begin on June 13, 2003 and end during the week ending July 26, 2003 (the "Blackout Period"). The Company's Common Stock, $.01 2/3 par value, would have been subject to the Blackout Period.

        During the Blackout Period, participants would have been unable to access their Plan accounts, direct or diversify the assets held in their Plan accounts, change their deferral rate (if applicable), or request any type of distribution.

        The name, address and telephone number of the person the Company designated to respond to inquiries about the Blackout Period (the "Contact Person") are as follows:

  Les Martin
  Vice President and Chief Accounting Officer
  Mandalay Resort Group
  3950 Las Vegas Blvd. South
  Las Vegas, NV 89119
  (702) 632-6820

        The Company designated the Contact Person as the person to contact at the telephone number listed above or at the address listed above (i) by a director or an executive officer of the Company to obtain, without charge, information as to whether the Blackout Period has ended, and (ii) by a security holder or other interested person to obtain, without charge, the actual beginning and ending dates of the Blackout Period during the Blackout Period and for a period of two years after the ending date of the Blackout Period.

        The Company received the notice concerning the Blackout Period required by Section 101(i)(2)(E) of the Employment Retirement Income Security Act of 1974 on May 12, 2003.

        On June 11, 2003, prior to its announced commencement date, the Blackout Period was revoked in order to allow additional time to implement the consolidation of the functions of the Plan's Recordkeeper and Trustee. As of the date of this report, the beginning and ending dates for a new blackout period have not been determined.

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

  99.1.
  Certification of Michael S. Ensign Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2.
  Certification of Glenn Schaeffer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)   Reports on Form 8-K.

        During the period covered by this report, the Company filed the following reports on Form 8-K:

  •
  A Form 8-K and Form 8-K/A, were filed February 6, 2003, and February 11, 2003, respectively, and reported information under Item 5 relating to an amendment to the Company's revolving and term loan agreements, an update of expected fourth quarter results and share purchase activity, and an audit opinion from our new auditors.

  •
  A Form 8-K, was filed March 17, 2003, and reported information under Item 5 relating to the press release announcing the Company's fourth quarter and year end results.

  •
  A Form 8-K, was filed March 19, 2003, and reported information under Item 5 relating to the press release announcing the Company's sale of $350 million of convertible senior debentures due 2033.

  •
  A Form 8-K, was filed April 1, 2003, and reported information under Item 5 relating to the press release announcing the Company's settlement of its equity forward contract.

  •
  A Form 8-K, was filed April 3, 2003, and reported information under Item 5 relating to the press release announcing the Company's sale of an additional $50 million convertible senior debentures due 2033.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANDALAY RESORT GROUP (Registrant)
Date: June 10, 2003	By:	/s/ GLENN SCHAEFFER Glenn Schaeffer President, Chief Financial Officer and Treasurer

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

Date: June 10, 2003	/s/ MICHAEL S. ENSIGN Michael S. Ensign
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

Date: June 10, 2002	/s/ GLENN SCHAEFFER Glenn Schaeffer
President, Chief Financial Officer and Treasurer of Mandalay Resort Group

INDEX TO EXHIBITS

Exhibit No.	Description
99.1.	Certification of Michael S. Ensign Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2.	Certification of Glenn Schaeffer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

  Part I. FINANCIAL INFORMATION
  Item 1. Financial Statements
MANDALAY RESORT GROUP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risks
  Item 4. Controls and Procedures.
PART II. OTHER INFORMATION
  Item 2. Changes in Securities and Use of Proceeds.
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K.