Form 10-K/A
period 2003-01-31
MANDALAY RESORT GROUP
filed 2003-06-26
CIK 725549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number 1-8570

MANDALAY RESORT GROUP
(Exact name of registrant as specified in its charter)

Nevada	88-0121916
State (or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3950 Las Vegas Boulevard South, Las Vegas, Nevada	89119
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:     (702) 632-6700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $.01-2/3 Par Value	New York Stock Exchange and Pacific Exchange
Common Stock Purchase Rights	New York Stock Exchange and Pacific Exchange

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

The aggregate market value of the voting and non-voting common equity held by persons other than the registrant’s directors and executive officers as of July 31, 2002 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the last reported sale price on the New York Stock Exchange on such date, was $1,652,908,035.

The number of shares of registrant’s Common Stock, $.01-2/3 par value, outstanding at April 28, 2003: 59,342,260.

DOCUMENTS INCORPORATED BY REFERENCE

PART III - Portions of the Registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held on June 26, 2003, are incorporated by reference into Items 10 through 13, inclusive.

ITEM 8.                                                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

EXPLANATION:

 Item 8 is amended herein solely for the purpose of including the audit report of Arthur Andersen LLP on the financial statements of Victoria Partners as of December 31, 2001 and for the years ended December 31, 2001 and 2000.

MANDALAY RESORT GROUP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 31,
(in thousands, except share data)	2003	2002
ASSETS
Current assets
Cash and cash equivalents	$148,442	$105,905
Accounts receivable, net of allowance	55,303	58,372
Income tax receivable	13,107	13,531
Inventories	30,625	30,555
Prepaid expenses	47,404	40,848
Deferred income tax	16,523	13,220
Total current assets	311,404	262,431

Property, equipment and leasehold interests, at cost, net	3,201,635	3,049,812

Other assets
Excess of purchase price over fair market value of net assets acquired, net	38,330	45,445
Investments in unconsolidated affiliates	573,345	554,086
Other investments	43,625	35,751
Intangible development costs	93,360	—
Deferred charges and other assets	92,965	84,953
Total other assets	841,625	720,235

Total assets	$4,354,664	$4,032,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long term debt	$20,284	$39,251
Accounts and contracts payable
Trade	36,952	33,473
Construction	10,031	8,284
Accrued liabilities
Salaries, wages, vacations and bonuses	56,427	52,680
Progressive jackpots	13,267	11,556
Advance room deposits	14,384	13,242
Interest	67,731	58,592
Other	98,301	92,163
Total current liabilities	317,377	309,241

Long-term debt, net of current portion	2,763,593	2,482,087

Other liabilities
Deferred income tax	227,652	194,922
Accrued intangible development costs	55,027	—
Deferred gain	10,339	28,339
Other long-term liabilities	79,160	80,919
Total other liabilities	372,178	304,180

Total liabilities	3,453,148	3,095,508

Commitments and contingent liabilities

Minority interest	18,587	(3,639)

Stockholders’ equity
Common stock $.01-2/3 par value Authorized—450,000,000 shares Issued —113,634,013 shares	1,894	1,894
Preferred stock $.01 par value Authorized — 75,000,000 shares	—	—
Additional paid-in capital	581,166	572,992
Retained earnings	1,489,979	1,374,376
Accumulated other comprehensive loss	(16,920)	(21,902)
Treasury stock (51,061,847 and 45,278,193 shares), at cost	(1,173,190)	(986,751)
Total stockholders’ equity	882,929	940,609

Total liabilities and stockholders’ equity	$4,354,664	$4,032,478

The accompanying notes are an integral part of these consolidated financial statements.

MANDALAY RESORT GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year ended January 31,
(in thousands, except share data)	2003	2002	2001
Revenues
Casino	$1,205,163	$1,201,707	$1,221,595
Rooms	570,236	581,551	611,352
Food and beverage	414,051	410,276	418,081
Other	333,979	332,253	299,753
	2,523,429	2,525,787	2,550,781
Less - complimentary allowances	(169,311)	(177,275)	(169,642)
	2,354,118	2,348,512	2,381,139
Costs and expenses
Casino	647,195	669,719	670,243
Rooms	201,630	197,300	203,352
Food and beverage	285,153	283,864	299,726
Other	212,075	219,358	200,236
General and administrative	409,166	417,149	409,603
Corporate general and administrative	27,439	20,981	21,153
Depreciation and amortization	144,995	216,001	217,984
Operating lease rent	49,073	32,185	40,121
Preopening expenses	4,614	2,155	1,832
Impairment loss	5,422	52,027	—
Write-off of intangible asset	13,000	—	—
	1,999,762	2,110,739	2,064,250

Equity in earnings of unconsolidated affiliates	97,950	113,287	114,645

Income from operations	452,306	351,060	431,534

Other income (expense)
Interest, dividends and other income	(2,229)	(2,113)	6,934
Guarantee fees from unconsolidated affiliate	193	2,264	2,498
Interest expense	(207,114)	(221,352)	(219,940)
Net interest from unconsolidated affiliates	(7,172)	(7,501)	(9,888)
	(216,322)	(228,702)	(220,396)

Minority interest	(40,650)	(29,352)	(16,746)

Income before provision for income taxes	195,334	93,006	194,392
Provision for income taxes	(77,869)	(39,962)	(74,692)

Income before cumulative effect of a change in accounting principle	117,465	53,044	119,700

Cumulative effect of a change in accounting for goodwill	(1,862)	—	—

Net income	$115,603	$53,044	$119,700

Basic earnings per share:
Income before cumulative effect of a change in accounting principle	$1.74	$.73	$1.53
Cumulative effect of a change in accounting principle	(.03)	—	—

Net income	$1.71	$.73	$1.53

Diluted earnings per share:
Income before cumulative effect of a change in accounting principle	$1.68	$.71	$1.50
Cumulative effect of a change in accounting principle	(.03)	—	—

Net income	$1.65	$.71	$1.50

Average shares outstanding (basic)	67,555,934	72,798,916	78,334,735

Average shares outstanding (diluted)	70,158,204	74,459,831	79,700,614

The accompanying notes are an integral part of these consolidated financial statements.

MANDALAY RESORT GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended January 31,
(in thousands)	2003	2002	2001
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
Net income	$115,603	$53,044	$119,700
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	144,995	216,001	217,984
Provision for bad debts	7,165	20,381	21,329
Increase (decrease) in deferred income tax	26,744	(16,420)	25,023
Increase in interest payable	9,139	5,470	33,727
Increase in accrued pension cost	8,420	7,536	4,363
Loss on disposition of fixed assets	1,747	1,973	290
Impairment loss	5,422	52,027	—
Write-off of intangible asset	13,000	—	—
Cumulative effect of accounting change	1,862	—	—
Increase in other current assets	(10,298)	(13,164)	(33,381)
(Decrease) increase in other current liabilities	(2,616)	5,743	18,584
(Increase) decrease in other noncurrent assets	(20,294)	13,404	(551)
Unconsolidated affiliates’ distributions in excess of earnings (earnings in excess of distributions)	23,827	(2,783)	22,077
Minority interest in earnings, net of distributions	22,226	15,036	6,421
Other	2,981	—	—

Total adjustments	234,320	305,204	315,866

Net cash provided by operating activities	349,923	358,248	435,566

Cash flows from investing activities
Capital expenditures	(300,532)	(156,742)	(110,220)
Increase (decrease) in construction payable	1,747	4,364	(29,495)
Increase in other investments	(10,793)	(10,802)	(16,755)
Increase in investments in unconsolidated affiliates	(43,500)	—	—
Development agreement costs	(19,500)	—	—
Other	2,295	3,275	2,633

Net cash used in investing activities	(370,283)	(159,905)	(153,837)

Cash flows from financing activities
Proceeds from issuance of senior and senior subordinated notes	—	297,836	700,000
Proceeds from sale-leaseback transactions	—	130,500	—
Net effect on cash of issuances and payments of debt with initial maturities of three months or less	280,000	(380,000)	(715,576)
Principal payments of debt with initial maturities in excess of three months	(44,478)	(62,498)	(23,000)
Debt premium on reverse interest swap termination	28,892	—	—
Debt issuance costs	(1,574)	(16,233)	(16,325)
Exercise of stock options	44,286	5,054	17,797
Purchases of treasury stock	(220,866)	(125,910)	(247,128)
Interim settlements and interest under equity forward agreements	(1,656)	(45,517)	(2,405)
Reversal of deferred gain	(16,414)	—	—
Other	(5,293)	(1,611)	(5,768)
Net cash provided by (used in) financing activities	62,897	(198,379)	(292,405)
Net increase (decrease) in cash and cash equivalents	42,537	(36)	(10,676)
Cash and cash equivalents at beginning of year	105,905	105,941	116,617
Cash and cash equivalents at end of year	$148,442	$105,905	$105,941
Supplemental cash flow disclosures
Cash paid for interest (net of amounts capitalized)	$190,395	$209,418	$183,638
Cash paid for income taxes	$33,265	$58,132	$38,731
Noncash items
(Increase) decrease in market value of interest rate swaps	$(16,494)	$24,119	$—
Decrease in market value of investment in insurance contracts	$2,919	$2,073	$—
Minimum pension liability adjustment	$7,412	$8,735	$23,179
Accrual of development agreement costs	$73,860	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

MANDALAY RESORT GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp- rehensive Loss	Treasury Stock	Total Stock- holders’ Equity

	Common Stock Issued
	Shares	Amount

Balance, January 31, 2000	113,634	$1,894	$565,925	$1,201,632	$—	$(581,671)	$1,187,780

Net income	—	—	—	119,700	—	—	119,700
Minimum pension liability adjustment	—	—	—	—	(6,804)	—	(6,804)
Total comprehensive income							112,896

Exercise of stock options	—	—	6,282	—	—	11,515	17,797
Treasury stock acquired (14,534 shares), at cost	—	—	—	—	—	(247,128)	(247,128)
Interest under equity forward agreements			—	—	—	(2,405)	(2,405)

Balance, January 31, 2001	113,634	1,894	572,207	1,321,332	(6,804)	(819,689)	1,068,940

Net income	—	—	—	53,044	—	—	53,044
Minimum pension liability adjustment	—	—	—	—	1,005	—	1,005
Interest rate swap market adjustment	—	—	—	—	(16,103)	—	(16,103)
Total comprehensive income							37,946

Exercise of stock options	—	—	689	—	—	4,365	5,054
Treasury stock acquired (5,186 shares), at cost	—	—	—	—	—	(125,910)	(125,910)
Interim settlements and interest under equity
forward agreements	—	—	—	—	—	(45,517)	(45,517)
Other	—	—	96	—	—	—	96

Balance, January 31, 2002	113,634	1,894	572,992	1,374,376	(21,902)	(986,751)	940,609

Net income	—	—	—	115,603	—	—	115,603
Minimum pension liability adjustment	—	—	—	—	(5,571)	—	(5,571)
Interest rate swap market adjustment	—	—	—	—	10,553	—	10,553
Total comprehensive income							120,585

Exercise of stock options	—	—	8,203	—	—	36,083	44,286
Treasury stock acquired (7,470 shares), at cost	—	—	—	—	—	(220,866)	(220,866)
Interim settlements and interest under equity forward agreements	—	—	—	—	—	(1,656)	(1,656)
Other			(29)		—	—	(29)

Balance, January 31, 2003	113,634	$1,894	$581,166	$1,489,979	$(16,920)	$(1,173,190)	$882,929

The accompanying notes are an integral part of these consolidated financial statements.

MANDALAY RESORT GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.                   Summary of Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

Mandalay Resort Group (the “Company”), which changed its name from Circus Circus Enterprises, Inc. effective June 18, 1999, was incorporated February 27, 1974 in Nevada.  The Company owns and operates hotel and casino facilities in Las Vegas, Reno, Laughlin, Jean and Henderson, Nevada and a hotel and dockside casino in Tunica County, Mississippi.  In Detroit, Michigan, the Company is the majority investor in a casino. It is also an investor in several unconsolidated affiliates, with operations that include a riverboat casino in Elgin, Illinois, a hotel/casino in Reno, Nevada and a hotel/casino on the Las Vegas Strip. (See Note 5 - Investments in Unconsolidated Affiliates.)

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

Depreciation and amortization of property, equipment and leasehold interests are provided using the straight-line method over the following estimated useful lives:

Buildings and improvements	15 - 45 years
Equipment, furniture and fixtures	3 - 15 years
Leasehold interests and improvements	5 - 16 years

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

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).  SFAS 144, which was adopted by the Company in fiscal 2003, supercedes Statement of Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS 121”), and portions of other accounting statements.  The provisions applicable to the Company under SFAS 144 are substantially the same as those under SFAS 121.

Pursuant to SFAS 121, the Company determined that the carrying values of its two Jean properties, Gold Strike and Nevada Landing, exceeded their fair values and, accordingly, recognized an impairment loss of $52.0 million in fiscal 2002.  The properties’ fair values were determined based upon several valuation approaches, including discounted future cash flows and cash flow multiples. The write-down was attributable to a downturn in operating results at these properties over the past few years due to the continued expansion of Native American casinos in California. Of the $52.0 million write-down, $17.9 million represented goodwill.

SELF-INSURANCE

The Company is self-insured up to certain limits for workers’ compensation and employee medical claims.  Self-insurance reserves are estimated based on the Company’s claims experience and are included in accrued liabilities on the consolidated balance sheets.

TREASURY STOCK

Shares purchased and placed in treasury are valued at cost.  Shares are removed from treasury using the first-in, first-out method.  Interest charges and other fees related to the Company’s equity forward agreements are included in treasury stock, net of the related tax benefit. (See Note 16 - Equity Forward Agreements.)

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

The estimated cost of providing such complimentary allowances, as they relate to the casino department, was included in casino expenses as follows:

	Year ended January 31,
(in thousands)	2003	2002	2001

Rooms	$17,368	$19,341	$18,580
Food and beverage	89,218	93,405	94,440
Other	10,972	13,405	11,042
	$117,558	$126,151	$124,062

PLAYERS’ CLUB POINTS

The Company’s players’ club allows customers to earn “points” based on the volume of their gaming activity.  These points are redeemable for cash rebates and/or certain complimentary services. Points are accrued based upon their historical redemption rate multiplied by the cash value or the cost of providing the applicable complimentary services.  Casino revenues were reduced by the value of player club points earned of $30.0 million, $28.3 million and $28.4 million in the years ended January 31, 2003, 2002 and 2001, respectively.

PREOPENING EXPENSES

Preopening expenses consist principally of direct incremental personnel costs and advertising and marketing expenses.  In accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-5, preopening expenses are expensed as incurred.

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

	Year ended January 31,
(in thousands, except per share data)	2003	2002	2001
Net income	$115,603	$53,044	$119,700
Weighted average shares outstanding (basic earnings per share)	67,556	72,799	78,335
Stock options	2,524	1,661	1,366
Equity forward contract	78	—	—
Weighted average shares outstanding (diluted earnings per share)	70,158	74,460	79,701

Basic earnings per share	$1.71	$.73	$1.53

Diluted earnings per share	$1.65	$.71	$1.50

STOCK-BASED COMPENSATION

The Company has various employee stock option plans as more fully described in Note 14 - Stock Options.  Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) provides that companies may elect to account for employee stock options using a fair value method or continue to apply the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  The Company has elected to continue to apply APB 25 and related interpretations in accounting for its stock option plans using the intrinsic value method.  Intrinsic value represents the excess, if any, of the market price of the underlying common stock at the grant date over the exercise price of the stock option.  Since all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant, no compensation expense related to stock options was reflected in net income.  Had compensation expense related to stock options been determined in accordance with the fair value recognition provisions of SFAS 123, the effect on the Company’s net income and basic and diluted earnings per share would have been as follows:

	Year ended January 31,
(in thousands, except share data)	2003	2002	2001
Net income as reported	$115,603	$53,044	$119,700
Less total stock-based employee compensation expense determined under the fair value method, net of tax	(8,224)	(10,415)	(5,296)
Pro forma net income	$107,379	$42,629	$114,404

Net income per share (basic)
As reported	$1.71	$.73	$1.53
Pro forma	1.59	.59	1.46

Net income per share (diluted)
As reported	$1.65	$.71	$1.50
Pro forma	1.53	.57	1.44

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

COMPREHENSIVE INCOME

Comprehensive income is a broad concept of an enterprise’s financial performance that includes all changes in equity during a period that arise from transactions and economic events from nonowner sources.  Comprehensive income is net income plus “other comprehensive income,” which consists of revenues, expenses, gains and losses that do not affect net income under accounting principles generally accepted in the United States.  Other comprehensive income for the Company includes adjustments for minimum pension liability and adjustments to interest rate swaps, net of tax.

The accumulated other comprehensive loss reflected on the balance sheet consisted of the following:

	January 31,
(in thousands)	2003	2002
Minimum pension liability adjustment	$11,370	$5,799
Adjustment to interest rate swaps	5,550	16,103

Accumulated other comprehensive loss	$16,920	$21,902

RECLASSIFICATIONS

During fiscal 2003, the Company changed its presentation of equity in earnings of unconsolidated affiliates, which was previously reported as a component of revenues.  The Company now reports equity in earnings of unconsolidated affiliates as a separate component of income from operations on the consolidated statements of income under a separate caption titled “Equity in Earnings of Unconsolidated Affiliates.”  Prior years have been reclassified to conform with the new presentation.  This reclassification had no effect on previously reported income from operations or net income.

The consolidated financial statements for prior years reflect certain other reclassifications to conform to classifications adopted in the current year.  These reclassifications had no effect on previously reported net income.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).  SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan, as previously required under Emerging Issues Task Force Issue 94-3. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.  The Company believes that SFAS 146 will not have a significant impact on its results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS Nos. 5, 57 and 107 and a rescission of FASB Interpretation No. 34” (“Interpretation 45”).  Interpretation 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The provisions of Interpretation 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are generally effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company believes that Interpretation 45 will not have a significant impact on its results of operations or financial position.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123” (“SFAS 148”).  SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company has elected to continue to account for stock-based employee compensation using the intrinsic value method under APB Opinion 25 (see Stock-Based Compensation above).

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”).  Interpretation 46 addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards.  These entities are commonly referred to as “special purpose entities.”  The provisions of Interpretation 46 are required to be applied prospectively for all variable interest entities created after January 31, 2003.  The Company believes that Interpretation 46 will not have a significant impact on its results of operations or financial position.

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

Accounts receivable consisted of the following:

	January 31,
(in thousands)	2003	2002
Casino	$47,307	$64,036
Hotel	28,129	20,601
Other	7,137	9,139
	82,573	93,776
Less-allowance for doubtful accounts	(27,270)	(35,404)

	$55,303	$58,372

The above allowance for doubtful accounts includes $25.7 million and $32.8 million related to casino receivables at January 31, 2003 and 2002, respectively.

Note 3.                                                          Property, Equipment and Leasehold Interests

Property, equipment and leasehold interests consisted of the following:

	January 31,
(in thousands)	2003	2002
Land and land leases	$396,794	$395,805
Buildings and improvements	3,263,074	3,037,800
Equipment, furniture and fixtures	737,566	674,830
Leasehold interests and improvements	8,646	8,664
	4,406,080	4,117,099
Less - accumulated depreciation and amortization	(1,266,465)	(1,162,203)
	3,139,615	2,954,896
Construction in progress	62,020	94,916

	$3,201,635	$3,049,812

Note 4.                                                          Goodwill

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  SFAS 142 provides that goodwill will no longer be amortized, but will instead be reviewed for impairment at least annually.   SFAS 142 was adopted by the Company on February 1, 2002.

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

On June 1, 1995, the Company completed its acquisition of a group of properties (collectively, the “Gold Strike Properties”) consisting of (i) two hotel/casino facilities in Jean, Nevada (see Note 1 regarding an impairment loss at these properties); (ii) a hotel/casino in Henderson, Nevada; (iii) a 50% interest in a joint venture which owns Grand Victoria, a riverboat casino and land-based entertainment complex in Elgin, Illinois; and (iv) a 50% interest in a joint venture which owns Monte Carlo, a major hotel/casino on the Las Vegas Strip.  The excess of the purchase price over the fair market value of the net assets acquired amounted to $394.5 million.

When the Gold Strike acquisition was consummated, the Company recorded the entire excess of the purchase price over the fair market value of net assets acquired as goodwill.  However, the majority of the excess related to the value of the investments in Grand Victoria and Monte Carlo.  Since the amount was not assigned to the specific assets (e.g., property and equipment) of the joint ventures, it was properly treated as goodwill.  With the adoption of SFAS 142, it was determined that goodwill related to investments in unconsolidated affiliates should be reviewed differently for impairment than other goodwill.  Therefore, unamortized goodwill of $309.2 million at January 31, 2002 was reclassified to investment in unconsolidated affiliates.  This reclassification had no impact on the Company’s reported net income.

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

The Company recorded goodwill amortization of $11.8 million in each of the years ended January 31, 2002 and 2001. Had SFAS 142 been in effect for these prior periods, the Company would have reported the following:

	Year ended January 31,
(in thousands)	2002	2001

Net income as reported	$53,044	$119,700
Goodwill amortization	11,801	11,801

Adjusted net income	$64,845	$131,501

Adjusted net income per share - basic	$.89	$1.68

Adjusted net income per share - diluted	$.87	$1.65

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

	January 31,
(in thousands)	2003	2002
Circus and Eldorado Joint Venture (50%) (Silver Legacy, Reno, Nevada)	$57,615	$77,029
Elgin Riverboat Resort (50%) (Grand Victoria, Elgin, Illinois)	249,040	251,022
Victoria Partners (50%) (Monte Carlo, Las Vegas, Nevada)	266,690	226,035
	$573,345	$554,086

The investment balances for Grand Victoria and Monte Carlo are greater than the carrying values of the net assets of the respective unconsolidated affiliates due primarily to goodwill recognized when the Company acquired the investments.  (See Note 4 - Goodwill.) In July 2002, the Company made an additional equity contribution of $43.5 million to Victoria Partners.  These funds, along with an identical equity contribution by the Company’s partner, were used to payoff the remaining balance on Monte Carlo’s credit facility.

The Company’s unconsolidated affiliates operate with fiscal years ending on December 31.  Summarized balance sheet information of the unconsolidated affiliates as of December 31, 2002 and 2001 is as follows:

(in thousands)	2002	2001
Current assets	$118,791	$116,709
Property and other assets, net	643,854	655,147
Current liabilities	86,876	182,193
Long-term debt and other liabilities	170,285	135,000
Equity	505,484	454,663

Selected results of operations for each of the unconsolidated affiliates for the years ended December 31, 2002, 2001 and 2000 are as follows:

December 31, 2002 (in thousands)	Silver Legacy	Grand Victoria	Monte Carlo	Total
Revenues	$159,432	$402,869	$250,317	$812,618
Expenses	129,124	300,803	184,268	614,195
Operating income	30,308	102,066	66,049	198,423
Net income	16,766	102,683	64,979	184,428

December 31, 2001 (in thousands)	Silver Legacy	Grand Victoria	Monte Carlo	Total
Revenues	$164,677	$410,248	$256,586	$831,511
Expenses	130,595	284,101	189,737	604,433
Operating income	34,082	126,147	66,849	227,078
Net income	21,120	127,594	62,575	211,289

December 31, 2000 (in thousands)	Silver Legacy	Grand Victoria	Monte Carlo	Total
Revenues	$177,489	$394,438	$276,558	$848,485
Expenses	140,246	278,571	198,002	616,819
Operating income	37,243	115,867	78,556	231,666
Net income	21,770	117,594	72,348	211,712

Note 6.                                                          Other Investments

The Company has adopted a Supplemental Executive Retirement Plan (“SERP”), a defined benefit plan pursuant to which the Company pays supplemental pension benefits to certain key employees upon retirement.  The SERP is an unfunded plan.  However, the Company is informally funding the plan through life insurance contracts on the participants.  These life insurance contracts had cash surrender values of $35.2 million and $28.6 million at January 31, 2003 and 2002, respectively.  (See Note 13 - Employee Retirement Plans for additional information regarding the SERP.)

Note 7.                                                          Intangible Development Costs

On August 2, 2002, the Detroit City Council approved a revised development agreement pursuant to which MotorCity Casino will expand its current facility by December 31, 2005.  Under the revised development agreement, MotorCity Casino paid the City of Detroit $17 million in October 2002.

MotorCity is required to pay another $10 million in four equal installments before June 2003, and an additional $17 million in 12 equal monthly installments beginning June 1, 2003.  MotorCity is further obligated, through letters of credit issued by the Company, to fund approximately $49.4 million to repay bonds issued by the Economic Development Corporation of the City of Detroit.  The Company recorded an intangible asset of $93.4 million, representing the total of the above obligations.  As of January 31, 2003, the remaining unpaid obligation is $73.9 million ($18.9 million current portion).  These intangible development costs have an indefinite life.  (See Note 17 - Commitments and Contingent Liabilities for additional details regarding the Company’s Detroit joint venture.)

Note 8.                                                          Deferred Charges and Other Assets

Deferred charges and other assets consisted of the following:

	January 31,
(in thousands)	2003	2002
Debt issuance costs, net	$31,877	$38,893
Intangible asset related to SERP	21,833	22,992
Other	39,255	23,068
	$92,965	$84,953

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

The Company accounts for its SERP according to Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”). SFAS 87 requires the recognition of an intangible asset in an amount equal to the additional minimum liability, provided that such intangible asset may not exceed the amount of unrecognized prior service cost and unrecognized net obligation.  The amount by which the additional minimum liability exceeds unrecognized prior service cost and unrecognized net obligation is recorded as a negative component of stockholders’ equity through comprehensive income (net of related tax benefits).  (See Note 13 - Employee Retirement Plans for additional information regarding the SERP.)

Note 9.                                                          Long-term Debt

Long-term debt consisted of the following:

	January 31,
(in thousands)	2003	2002
Amounts due under bank credit agreements at floating interest rates, weighted average of 3.2% and 3.6%	$660,000	$380,000
Amounts due under majority-owned joint venture revolving credit facility at floating interest rates, weighted average of 2.8% and 3.3%	20,000	64,000
6-3/4% Senior Subordinated Notes due 2003 (net of unamortized discount of $7 and $23)	149,993	149,977
9-1/4% Senior Subordinated Notes due 2005	275,000	275,000
6.45% Senior Notes due 2006 (net of unamortized discount of $132 and $176)	199,868	199,824
10-1/4% Senior Subordinated Notes due 2007	500,000	500,000
9-1/2% Senior Notes due 2008	200,000	200,000
9-3/8% Senior Subordinated Notes due 2010 (net of unamortized discount of $1,877 and $2,142)	298,123	297,858
7-5/8% Senior Subordinated Debentures due 2013	150,000	150,000
7.0% Debentures due 2036 (net of unamortized discount of $79 and $92)	149,921	149,908
6.70% Debentures due 2096 (net of unamortized discount of $40 and $88)	149,960	149,912
Other notes	4,381	4,859
	2,757,246	2,521,338
Current portion of long-term debt	(20,284)	(39,251)
Debt premium from termination of reverse interest rate swaps (see Note 10)	26,631	—
	$2,763,593	$2,482,087

In August 2001, the Company replaced its $1.8 billion unsecured credit facility, dated May 23, 1997, with three separate facilities that totaled $1.25 billion. These credit facilities included a $150 million capital markets term loan facility which was paid in full using a portion of the net proceeds received from the issuance of $300 million of Senior Subordinated Notes in December 2001 (discussed more fully below), thus reducing the borrowing capacity to $1.1 billion under the two remaining facilities.  The remaining credit facilities, which are for general corporate purposes, include a $250 million term loan facility, the entire amount of which was outstanding at January 31, 2003, and an $850 million revolving facility, $410 million of which was outstanding at January 31, 2003.  Each of the credit facilities is unsecured and provides for the payment of interest, at the Company’s option, either at a rate equal to or an increment above the higher of the Bank of America, N.A. “prime rate” and the Federal Reserve Board “Federal Funds Rate” plus 50 basis points or, alternatively, at a Eurodollar-based rate.   The entire principal amount outstanding under the credit facilities becomes due and payable on August 21, 2006, unless the maturity date is extended with the consent of the lenders.  While the debt instruments issued under the above credit facilities are short term in tenor, they are classified as long-term debt because it is management’s intention to continue to replace such borrowings on a rolling basis as various instruments come due and to have such borrowings outstanding for longer than one year.  The fair value of the debt issued under the credit facilities approximates the carrying value of the debt.

Each of the credit facilities includes financial covenants regarding total debt and interest coverage and contains covenants that limit the Company’s ability, among other things, to dispose of assets, make distributions on its capital stock, engage in a merger, incur liens and engage in transactions with its affiliates. In December 2001, the Company amended the covenants under each of its credit facilities to provide for more liberal tests for total debt and interest coverage. These amendments were obtained to address the impact of the terrorist attacks that occurred on September 11, 2001.  In February 2003, the Company again amended the covenants under each of its credit facilities.  These amendments modify the definition of “Adjusted EBITDA” with respect to the Company’s 53.5% ownership in MotorCity Casino in Detroit, Michigan.  As previously defined in the credit facilities, Adjusted EBITDA included only the cash distributions the Company actually received from MotorCity Casino.  Under the amended definition, Adjusted EBITDA will include the Company’s 53.5% share of the Adjusted EBITDA of MotorCity Casino, whether or not distributed.  These amendments also provide for a more liberal test for total debt coverage during the fiscal year ending January 31, 2004. At January 31, 2003, the Company was in compliance with all of the covenants in its credit facilities and, under the most restrictive loan covenant, was restricted from issuing additional debt in excess of approximately $273.1 million.

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

On December 20, 2001, the Company issued $300 million principal amount of 9-3/8% Senior Subordinated Notes due February 2010 (the “9-3/8% Notes”), with interest payable each February and August.  The 9-3/8% Notes are redeemable prior to maturity at the option of the Company, in whole, at 100% of the principal amount plus a make-whole premium. The 9-3/8% Notes, which were discounted to $297.8 million, are not subject to any sinking fund requirements.  The net proceeds from this issuance were used to repay borrowings under the Company’s credit facilities.  As of January 31, 2003, the estimated fair value of the 9-3/8% Notes was $318.0 million, based on their trading price.

On August 16, 2000, the Company issued $200 million principal amount of 9-1/2% Senior Notes due August 2008 (the “9-1/2% Notes”), with interest payable each February and August.  The 9-1/2% Notes are redeemable prior to maturity at the option of the Company, in whole, at 100% of the principal amount plus a make-whole premium.  The 9-1/2% Notes are not subject to any sinking fund requirements.  The net proceeds from this issuance were used to repay borrowings under the Company’s credit facility.  As of January 31, 2003, the estimated fair value of the 9-1/2% Notes was $222.0 million, based on their trading price.

On July 24, 2000, the Company issued $500 million principal amount of 10-1/4% Senior Subordinated Notes due August 2007 (the “10-1/4% Notes”), with interest payable each February and August.  The 10-1/4% Notes are redeemable prior to maturity at the option of the Company, in whole, at 100% of the principal amount plus a make-whole premium.  A portion of the 10-1/4% Notes are also redeemable at the option of the Company prior to August 1, 2003 with the proceeds of a public offering of equity securities.  The 10-1/4% Notes are not subject to any sinking fund requirements.  The net proceeds from this issuance were used to repay borrowings under the Company’s credit facility. As of January 31, 2003, the estimated fair value of the 10-1/4% Notes was $540.0 million, based on their trading price.

In November 1998, the Company issued $275 million principal amount of 9-1/4% Senior Subordinated Notes due December 2005 (the “9-1/4% Notes”), with interest payable each June and December. The 9-1/4% Notes are redeemable at the option of the Company, in whole or in part, beginning December 1, 2002 at prices declining annually to 100% on or after December 1, 2004.  The 9-1/4% Notes are not subject to any sinking fund requirements. As of January 31, 2003, the estimated fair value of the 9-1/4% Notes was $283.3 million, based on their trading price.

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

In July 1993, the Company issued $150 million principal amount of 6-3/4% Senior Subordinated Notes (the “6-3/4% Notes”) due July 2003 and $150 million principal amount of 7-5/8% Senior Subordinated Debentures (the “7-5/8% Debentures”) due July 2013, with interest payable each July and January.  The 6-3/4% Notes, which were discounted to $149.8 million, and the 7-5/8% Debentures are not redeemable prior to maturity and are not subject to any sinking fund requirements.  As of January 31, 2003, the estimated fair value of the 6-3/4% Notes was $151.5 million and the estimated fair value of the 7-5/8% Debentures was $145.5 million, based on their trading prices.

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

The Company has entered into various interest rate swaps, principally with its bank group, to manage interest expense, which is subject to fluctuation due to the variable-rate nature of the debt under the Company’s credit facilities. The Company has an interest rate swap agreement under which it pays a fixed interest rate of 6.4% and receives a variable interest rate of 1.4% at January 31, 2003 on $200 million notional amount, which terminates in fiscal 2004. Three swaps with a combined notional amount of $350 million terminated in fiscal 2003.

In June 2002, the Company entered into two “reverse” interest rate swap agreements (“fair value hedges”) with a member of its bank group.  Pursuant to these agreements, the Company received a fixed interest rate of 9.25% and paid a variable interest rate (based on LIBOR plus 4.31%) on $275 million notional amount, and received a fixed rate of 6.45% and paid a variable interest rate (based on

LIBOR plus 1.63%) on $200 million notional amount.  The $275 million swap was scheduled to terminate in December 2005 and the $200 million swap was scheduled to terminate in February 2006.

In August 2002, the Company entered into two additional “reverse” interest rate swap agreements (“fair value hedges”) with members of its bank group.  Pursuant to these agreements, the Company received a fixed interest rate of 10.25% and paid a variable interest rate (based on LIBOR plus 5.97%) on $250 million notional amount, and received a fixed rate of 10.25% and paid a variable interest rate (based on LIBOR plus 5.86%) on $250 million notional amount. Both of these swaps were scheduled to terminate in August 2007.

In October 2002, the Company elected to terminate the four “reverse” swaps.  The Company received $28.9 million, in cash, representing the fair market value of the swaps and recorded corresponding debt premiums which will be amortized to interest expense, using an effective interest rate method, over the remaining lives of the related debt instruments.  The amortization of the debt premium for the fiscal year ended January 31, 2003 was $2.3 million.  This amortization is estimated to be $7.1 million in the fiscal year ending January 31, 2004.

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

The above swaps meet the criteria for hedge accounting established by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which the Company adopted in fiscal 2002.  The Company reports its swap related assets and liabilities on a net basis in “Other Long-term Liabilities”.  The fair market value of the swaps designated as cash flow hedges increased by $16.5 million ($10.6 million, net of tax) during the year ended January 31, 2003, which decreased the net liability, with the corresponding income included as other comprehensive income.  The above increase in the fair market value included $12.7 million representing the effect of the swaps that terminated during fiscal 2003.  With respect to swaps designated as fair value hedges, because these swaps were terminated, the corresponding fair values of $9.4 million recorded in the second quarter have been removed from the net liability and long-term debt.  The fair value received from the early termination was recorded as a debt premium and will be amortized to interest expense, as discussed previously.

Note 11.                                                    Leasing Arrangements

In October 1998, the Company entered into a $200 million operating lease agreement with a group of financial institutions to lease equipment at Mandalay Bay.

In December 2001, the Company entered into a series of sale and leaseback agreements totaling $130.5 million with a group of financial institutions, covering equipment located at several Nevada properties.  The sale of the equipment resulted in the recognition of a net deferred gain of $28.3 million, a substantial portion of which was subsequently reversed when the Company exercised its purchase option on some of the equipment (see below).  The remaining unamortized deferred gain of approximately $10.3 million will be reversed upon termination of the lease, assuming the Company again exercises its purchase option.  The proceeds from these leases were used to reduce borrowings outstanding under the Company’s revolving credit facility.

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

The Company entered into the above operating leases solely to provide greater financial flexibility.  The rent expense related to these operating leases is reported separately in the consolidated statements of income as operating lease rent.  The operating lease agreements contain financial covenants regarding total debt and interest coverage that are similar to those under the Company’s credit facilities.  The agreements also contain covenants regarding equipment maintenance, insurance requirements and prohibitions on liens. As of January 31, 2003, the Company was in compliance with all of the covenants in these agreements.

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

Summary of Operating Lease Agreements

(in thousands)

Date of agreement	10/30/98	12/21/01	Total
Initial value of leased equipment	$200,000	$112,500	$312,500
Purchase option at January 31, 2003 (1)	$122,500	$93,700	$216,200
Current termination date	6/30/03	12/21/04
Purchase option at current termination (1)	$113,900	$56,300	$170,200
Maximum extended termination date (2)	6/30/03	12/21/05
Purchase option at maximum termination (1)	$113,900	$45,000	$158,900

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

Year ending January 31, (in thousands)
2004	$32,917
2005	22,152
2006	722
2007	386
2008	247
Thereafter	5,610
$62,034

Rent expense for all leases accounted for as operating leases was as follows:

	Year ended January 31,
(in thousands)	2003	2002	2001
Operating rent expense	$51,125	$34,071	$43,222

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

The components of the provision for income taxes were as follows:

	Year ended January 31,
(in thousands)	2003	2002	2001
Current
Federal	$46,446	$39,147	$53,716
State	1,504	1,438	1,417
	47,950	40,585	55,133
Deferred (see below)
Federal	29,919	(623)	19,559
	$77,869	$39,962	$74,692

The Company recognized a tax benefit of $15.0 million, $1.3 million and $2.7 million related to the exercise of stock options for the fiscal years ended January 31, 2003, 2002 and 2001, respectively.  Such amounts reduced current taxes payable and increased additional paid-in capital.

The components of deferred income tax expense were as follows:

	Year ended January 31,
(in thousands)	2003	2002	2001
Additional depreciation resulting from the use of accelerated methods for tax purposes	$15,077	$10,064	$20,956
Nondeductible loss resulting from asset impairment	—	(11,935)	—
Effect of expensing preopening costs for financial statement purposes versus amortizing over five years for tax purposes	3,830	3,832	4,409
Pension plan expense not deductible for tax purposes and market value adjustment	(3,969)	(5,594)	(1,587)
Book reserve for bad debts not deductible for tax purposes until written off	2,884	6,344	(6,643)
Difference between book and tax basis of investments in unconsolidated affiliates	1,797	(2,553)	(1,822)
Prepaid gaming taxes	1,289	49	314
Entertainment production costs	1,314	(1,127)	—
Property tax	1,382	94	(271)
Other, net	6,315	203	4,203
	$29,919	$(623)	$19,559

The reconciliation of the difference between the federal statutory tax rate and the Company’s effective tax rate was as follows:

	Year ended January 31,
	2003	2002	2001
Federal statutory tax rate	35.0%	35.0%	35.0%
Nondeductible goodwill impairment	1.3	6.7	—
Nondeductible goodwill amortization	—	3.8	1.8
Other, net	3.9	(2.5)	1.6
Effective tax rate	40.2%	43.0%	38.4%

The income tax effects of temporary differences between financial and income tax reporting that gave rise to deferred income tax assets and liabilities at January 31, 2003 and 2002, were as follows:

	January 31,
(in thousands)	2003	2002
Deferred tax liabilities
Property and equipment	$221,662	$205,434
Investments in unconsolidated affiliates	14,205	10,671
Other	12,982	1,061
Gross deferred tax liabilities	248,849	217,166

Deferred tax assets
Accrued vacation benefits	8,137	9,232
Bad debt reserve	9,159	3,510
Preopening expenses	4,875	9,762
Pension plan	8,122	5,176
Other	7,427	7,784
Gross deferred tax assets	37,720	35,464

Net deferred tax liabilities	$211,129	$181,702

Note 13.                                                    Employee Retirement Plans

Approximately 36% of the Company’s employees (excluding unconsolidated affiliates) are covered by union-sponsored, collectively bargained, multi-employer defined benefit pension plans.  The Company contributed $11.0 million, $9.2 million and $13.2 million during the years ended January 31, 2003, 2002 and 2001, respectively, for such plans.  These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked.

The Company also has a profit sharing and investment plan covering primarily nonunion employees who are at least 21 years of age and have at least one year of service.  The plan is a voluntary defined contribution plan and is subject to the provisions of the Employee Retirement Income Security Act of 1974.  The plan allows for investments in the Company’s common stock as one of the investment alternatives.  The Company’s contributions to this plan include “automatic” contributions based on employees’ years of service, and “matching” contributions based on employees’ contributions.   Employees vest in Company contributions over a period of six years.   MotorCity Casino also has a profit sharing and investment plan covering primarily union employees. Contributions to both plans are funded with cash and totaled approximately $7.2 million, $6.3 million and $5.4 million in the years ended January 31, 2003, 2002 and 2001.

On June 18, 1998, the Company adopted a Supplemental Executive Retirement Plan (“SERP”).  The SERP is a defined benefit plan pursuant to which the Company pays supplemental pension benefits to certain key employees upon retirement based upon the employees’ years of service, compensation and SERP tier.

The following information summarizes activity in the SERP:

	Year ended January 31,
(in thousands)	2003	2002	2001
Changes in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$55,498	$31,548	$20,763
Service cost	3,490	3,089	1,783
Interest cost	3,979	3,329	1,713
Additional liability (1)	244	11,622	1,100
Actuarial losses (5)	12,106	6,630	6,436
Benefits paid	(1,212)	(720)	(247)
Projected benefit obligation at end of year	$74,105	$55,498	$31,548

Fair Value of Plan Assets (2)	$—	$—	$—
Reconciliation of Funded Status
Funded status	$(74,105)	$(55,498)	$(31,548)
Unrecognized actuarial loss	29,065	17,719	11,585
Unrecognized prior service cost	21,833	22,992	12,712

Accrued net periodic pension cost	$(23,207)	$(14,787)	$(7,251)

Amounts Recognized in the Consolidated Balance Sheets
Accrued net periodic pension cost	$(23,207)	$(14,787)	$(7,251)
Additional minimum liability	(39,326)	(31,914)	(23,179)
Intangible asset	21,833	22,992	12,712
Accumulated other comprehensive loss (3)	17,493	8,922	10,467
Net liability reflected in the consolidated balance sheet	$(23,207)	$(14,787)	$(7,251)
Components of Net Periodic Pension Cost
Current period service cost	$3,490	$3,089	1,783
Interest cost	3,979	3,329	1,713
Amortization of prior service cost	1,402	1,342	933
Recognized net actuarial loss	761	496	181
Net expense (4)	$9,632	$8,256	$4,610

Weighted Average Assumptions
Discount rate	6.7%	7.3%	8.0%
Rate of compensation increase	3.0%	3.0%	3.0%

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

(3)                                  Amount recorded in the Consolidated Statement of Stockholders’ Equity is net of income tax of $6.1 million, $3.1 million and $3.7 million in the years ended January 31, 2003, 2002 and 2001, respectively.

(4)                                  The periodic pension expense is included in departmental expenses.

(5)                                  The increase in actuarial losses in fiscal 2003 was due primarily to the use of a lower discount rate to project benefit obligations.  The change in this assumption reflects the decline in long-term fixed income investment returns.

Note 14.                                                    Stock Options

The Company has various stock incentive plans for executive, managerial and supervisory personnel, as well as the Company’s outside directors and consultants.  All of the plans permit grants of options, and two of the plans also permit the grant of performance shares and restricted stock awards relating to the Company’s common stock.  As of January 31, 2003, the only awards granted pursuant to these plans were stock options, which are generally exercisable in one or more installments beginning not less than six months after the grant date.

Summarized information for stock options was as follows:

	Year ended January 31,
	2003		2002		2001
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	9,897,371	$16.24	5,615,940	$13.46	6,029,959	$13.70
Granted	185,000	27.22	4,631,500	19.33	655,500	15.99
Exercised	(2,232,668)	13.12	(308,269)	12.27	(940,061)	16.06
Canceled	(43,534)	16.88	(41,800)	14.92	(129,458)	18.36
Outstanding at end of year	7,806,169	17.39	9,897,371	16.24	5,615,940	13.46

Options exercisable at end of year	5,098,535	15.79	3,484,629	13.01	2,422,600	12.52

Options available for grant at end of year	3,257,324		6,790		4,885,990

The following table summarizes information about stock options outstanding and exercisable at January 31, 2003:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yrs)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 11.25 to $13.00	2,674,602	5.98	$12.90	2,467,468	$12.94
14.50 to 20.00	1,776,900	8.35	17.16	1,660,600	17.10
20.20 to 28.65	3,354,667	8.03	21.09	970,467	20.80
	7,806,169	7.40	17.39	5,098,535	15.79

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

In June 2001, the Board of Directors authorized the purchase of up to 15% of Mandalay’s common stock which remained outstanding after a prior share purchase authorization was fully utilized.   Assuming the Company purchases all of the shares it’s entitled to acquire pursuant to the equity forward agreements discussed in Note 16, the additional shares that may be purchased as of January 31, 2003, as authorized by the Board of Directors, would be approximately .3 million.  (See Note 18 - Subsequent Events for information regarding the settlement of the equity forward agreements.)  In March 2003, the Board authorized the purchase of up to an additional 10 million shares of Mandalay’s common stock. Any share purchases the Company may make in the future pursuant to this authorization will be dependent upon market conditions, and are expected to be made in accordance with the volume and other limitations of Rule 10b-18 under the Securities Exchange Act of 1934.

During the year ended January 31, 2003, the Company purchased 7.5 million shares of its common stock at a cost of $220.9 million.  In fiscal 2002 and 2001, the Company purchased 5.2 million shares of its common stock at a cost of $125.9 million and 14.5 million shares of its common stock at a cost of $247.1 million, respectively.  These amounts do not include interim settlements under the Company’s equity forward agreements.

Note 16.                                                    Equity Forward Agreements

To facilitate its purchase of shares of its common stock, the Company entered into equity forward agreements with Bank of America (“B of A” or “the Bank”) providing for the Bank’s purchase of up to an agreed amount of the outstanding common stock.  Such purchases were in accordance with the volume and other limitations of Rule 10b-18 under the Securities Exchange Act of 1934.  The agreements, as amended, provide that on the settlement date of March 31, 2003, the Company will purchase from B of A the shares that the Bank then holds.  For those shares, the Company will pay to B of A its acquisition cost (as adjusted by any interim settlements) plus accrued fees (the “Settlement Amount”).  At its option, the Company may acquire all or a portion of the shares at an earlier date, or the Company may become obligated to acquire all or a portion of the shares at an earlier date under certain circumstances specified in the agreements.  The agreements provide for interim settlements whereby the Company may deliver or receive shares at the end of each calendar quarter so that the aggregate market value of the shares held by B of A is equal to the remaining notional amounts of the agreements. The shares held by B of A at each interim settlement date are valued at the closing price of the stock on that date.  To the extent that the value of the shares exceeds the notional amount, B of A delivers equivalent shares to the Company.  To the extent the notional amount exceeds the value, the Company delivers equivalent shares to B of A.

Bank of America acquired a total of 6.9 million shares at a total cost of $138.7 million under these agreements. Pursuant to the interim settlement provisions and an amendment to the agreements, the Company received a net of 3.6 million shares and reduced the notional amount of the agreements by $38.7 million as of January 31, 2003.  As of January 31, 2003, the Company was entitled to purchase the remaining 3.3 million shares from B of A for the notional amount of $100 million on the settlement date. (See Note 18 - Subsequent Events for information regarding the settlement of the equity forward agreements.)  The table below summarizes the share purchase and interim settlement activity under these equity forward agreements through January 31, 2003.

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

Pending the development of a permanent hotel/casino, the joint venture constructed a temporary casino (MotorCity Casino) in downtown Detroit, which opened December 14, 1999.  The cost of the temporary casino, including land and capitalized interest but excluding preopening expenses, was approximately $150 million.  This cost was financed through the joint venture’s $150 million credit facility, which is secured by the assets associated with the temporary casino.  The Company has guaranteed this credit facility, which had a balance of $20 million at January 31, 2003.  The joint venture’s operation of the casino is subject to ongoing regulatory oversight, and its ability to proceed with an expanded permanent hotel/casino project is contingent upon the receipt of all necessary governmental approvals, successful resolution of pending litigation and satisfaction of other conditions.

Results for fiscal 2003, include the write-off of $13.0 million of intangible costs associated with MotorCity Casino in Detroit.  These intangible costs represent amounts paid by Mandalay to its partner, Atwater Casino Group, in exchange for a so-called “preference” (applicable to predecessors of Atwater Casino Group) to develop a casino in Detroit.  Mandalay paid $13.0 million to Atwater Casino Group for its right to this preference, and ultimately, a gaming license was awarded to MotorCity Casino.  However, in early 2002, preferences of this nature were declared unconstitutional by the federal courts.  Furthermore, on August 2, 2002, MotorCity signed a Revised Development Agreement with the City of Detroit which provided for the development of a permanent casino on the site of the current temporary facility.  As a result of these events, it was determined that the intangible preference had no value and should be written off.

Under the Revised Development Agreement, MotorCity Casino is to be expanded into a permanent facility at its current location by December 31, 2005.  This permanent facility is currently expected to include 100,000 square feet of casino space, a 400_room hotel, a 1,200_seat theater, convention space and additional restaurants, retail and parking. Depending upon market conditions, the availability of additional land and the joint venture’s ability to obtain reasonable financing, the joint venture could be required to construct an additional 400 rooms.

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

Originally, the joint venture’s permanent facility was to have been located on land along the Detroit River.  The City’s Economic Development Corporation issued bonds to finance the City’s acquisition of that land, and Bank of America issued letters of credit totaling $50 million to secure (and ultimately make) the payments of principal and interest on those bonds.  The Company then issued letters of credit totaling $50 million to back Bank of America’s letters of credit.  The Company will continue to provide such letters of credit. As part of the Revised Development Agreement, the joint venture will forego the right to receive any of the riverfront land acquired by the City, and will transfer to the City its interest in certain real property previously purchased by the joint venture and the other casino developers. Both the joint venture and Mandalay are subject to a radius restriction prohibiting them from operating additional casinos within approximately 150 miles of Detroit.  Additionally, they are required to indemnify the City for up to $20 million in claims against the City in connection with the acquisition of the riverfront land and in connection with the Lac Vieux litigation described below.

The Company has committed to contribute 20% of the costs of the  permanent facility in the form of an investment in the joint venture. The joint venture will seek to borrow any additional funds (above Mandalay’s equity contribution) which may be necessary to complete the expanded permanent facility. The cost of the additional facilities (excluding land, capitalized interest and preopening expenses), is currently estimated to be $275 million. Under the Revised Development Agreement, the Company has guaranteed completion of the expanded facility and has entered into a keep-well agreement with the City that could require the Company to contribute additional funds to continue operation of the expanded facility for two years. There is no contractual limitation on the amount that the Company may be required to contribute under its completion guarantee or to keep the project operating for two years. However, based on the performance of the casino to date, the Company does not expect that these obligations will require the outlay of additional capital.

Various lawsuits have been filed in the state and federal courts challenging the constitutionality of the Casino Development Competitive Selection Process Ordinance and the Michigan Gaming Control and Revenue Act, and seeking to appeal the issuance of a certificate of suitability and casino license to MotorCity Casino.  A decision by the Sixth Circuit Court of Appeals in Lac Vieux Desert Band of Lake Superior Chippewa Indians v. The Michigan Gaming Control Board et al. held that the ordinance in its current form was unconstitutional and remanded the case to the District Court.  The Michigan Gaming Control Board (“MGCB”) has taken the ruling of the Sixth Circuit Court of Appeals under advisement without comment.  The District Court subsequently declared that the ordinance in its current form is unconstitutional and awarded the Lac Vieux Band attorneys fees and costs totaling $545,094.  However, it rejected the Lac Vieux Band’s request to require a rebidding of the three casino licenses.  The District Court also rejected the Lac Vieux Band’s request to enjoin the City of Detroit from entering into revised development agreements with the three casino developers, including MotorCity Casino.  The Lac Vieux Band has appealed the District Court’s decision to the Sixth Circuit Court of Appeals.   Pending its decision, the Sixth Circuit Court of Appeals has issued an opinion granting the Lac Vieux Band’s motion for an injunction that temporarily enjoins the City of Detroit from issuing building permits for the permanent casino facilities and temporarily enjoins the casino developers from commencing construction of the permanent casino facilities.   The effect of the rulings in this case is uncertain.

The Lac Vieux Band has filed a separate action in the Gogebic County, Michigan, Circuit Court entitled Lac Vieux Desert Band of Lake Superior Chippewa Indians v. Michigan Gaming Control Board, in which the Lac Vieux Band has requested the Circuit Court to enter an order requiring the MGCB to revoke the casino licenses issued to the three Detroit casinos, including MotorCity Casino.  The action has been stayed pending the resolution by the Sixth Circuit Court of Appeals of the Lac Vieux Band’s appeal of the District Court decision referenced above.

In a separate action, on February 13, 2002, John Ren filed suit in the Circuit Court of Wayne County, Michigan, against the Detroit joint venture and the other two casino operators in Detroit. The plaintiff purports to represent himself and a class consisting of all persons who lost money and/or incurred debts that remain unpaid at any of the three Detroit casinos. Relying on the Sixth Circuit Court of Appeals’ Lac Vieux decision, the plaintiff alleges that the three casinos have been operating illegally and continue to do so. The relief sought by the plaintiff includes an injunction to restrain the three casinos from remaining open until properly licensed, compensatory damages, and disgorgement of all profits “unjustly obtained.” The court dismissed this action on the basis that the plaintiff should first seek relief from the MGCB.  The plaintiff has filed a claim with the MGCB, which is still pending. The joint venture continues to operate MotorCity Casino.

Any future adverse ruling by the courts in the above lawsuits or in other lawsuits, or any adverse ruling by the MGCB, could affect the joint venture’s operation of its current facility, as well as its ability to retain its certificate of suitability and casino license for its expanded permanent facility. No assurance can be given regarding the timing or outcome of any of these proceedings.

The Company is a defendant in various pending litigation.  In management’s opinion, the ultimate outcome of such litigation will not have a material effect on the results of operations or the financial position of the Company.

Note 18.                                                    Subsequent Events

Convertible Senior Debentures

On March 21, 2003, the Company issued $350 million principal amount of floating-rate convertible senior debentures due 2033 (“convertible debentures”).  An additional $50 million principal amount of the convertible debentures were issued on April 2, 2003, pursuant to an option granted to the initial purchasers.  The convertible debentures bear interest at a floating rate equal to 3-month LIBOR (reset quarterly) plus 0.75%, subject to a maximum of 6.75%. The convertible debentures also provide for the payment of contingent interest if the average market price of the convertible debentures reaches a certain threshold.  The convertible debentures provide for an initial base conversion price of $57.30 per share, reflecting a conversion premium of 100% over Mandalay’s closing stock price of $28.65 on March 17, 2003.  The proceeds of the offering were used to repay borrowings under the Company’s revolving credit facility.

Each convertible debenture will be convertible into shares of Mandalay’s common stock (i) during any calendar quarter beginning after June 30, 2003, if the closing price of Mandalay’s common stock is more than 120% of the base conversion price for at least 20 of the last 30 trading days of the preceding calendar quarter; (ii) if a credit rating assigned to the convertible securities falls below a specified level; (iii) if the Company takes certain corporate actions; or (iv) if the Company calls the convertible debentures for redemption.  If the securities are converted, holders will receive 17.452 shares per convertible debenture, or an aggregate of 7.0 million shares of Mandalay common stock.  In addition, if at the time of conversion the market price of Mandalay’s common stock exceeds the then-applicable base conversion price, holders will receive up to an additional 14.2789 shares of Mandalay’s common stock per convertible debenture, as determined pursuant to a specified formula, or up to an additional 5.7 million shares in the aggregate.

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

Equity Forward Agreements

On March 31, 2003, the Company settled the equity forward agreements discussed in Note 16.  Pursuant to this settlement, the Company paid $100 million notional amount to Bank of America in exchange for the remaining 3.3 million shares of Mandalay common stock held by Bank of America.  The settlement was funded under the Company’s revolving credit facility. The acquired shares will be included in treasury stock.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Mandalay Resort Group:

We have audited the accompanying consolidated balance sheets of Mandalay Resort Group and subsidiaries (the “Company”) as of January 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2003. Our audits also included the consolidated financial statement schedule listed in the index at Item 15(a)(2).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We did not audit the financial statements of Elgin Riverboat Resort-Riverboat Casino, owner of Grand Victoria Casino, the Company’s investment in which is accounted for by use of the equity method.  The Company’s equity of $249,040,000 and $251,022,000 in the Grand Victoria Casino’s net assets as of January 31, 2003 and 2002, respectively, and of $48,998,000, $63,564,000 and $58,856,000 in that entity’s net income for each of the three years in the period ended January 31, 2003 are included in the accompanying financial statements.  The financial statements of Grand Victoria Casino were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such company, is based solely on the report of such other auditors.

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

As described in Note 10 and Note 4, respectively, to the consolidated financial statements, the Company adopted Statements of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities — an Amendment of FASB Statement No. 133, as of

February 1, 2001, and adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, as of February 1, 2002.

DELOITTE & TOUCHE LLP

Las Vegas, Nevada

March 6, 2003, except for Note 18, as to which the date is April 2, 2003

Management’s Report on Financial Statements

The Company is responsible for preparing the consolidated financial statements and related information appearing in this report.  Management believes that the financial statements present fairly the Company’s financial position, results of operations and cash flows in conformity with Accounting Principles Generally Accepted in the United States.  In preparing its financial statements, the Company is required to include amounts based on estimates and judgments which management believes are reasonable under the circumstances.

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

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Fiscal year ended January 31, 2003
(in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

Net revenues (1)	$610,597	$603,659	$595,635	$544,227	$2,354,118
Income from operations	146,594	108,538	116,383	80,791	452,306
Income before provision for income taxes	79,442	47,217	52,575	16,100	195,334
Net income (2)	48,858	29,334	33,220	4,191	115,603
Basic earnings per share (3)	$0.71	$0.43	$0.49	$0.06	$1.71
Diluted earnings per share (3)	$0.68	$0.41	$0.47	$0.06	$1.65

	Fiscal year ended January 31, 2002
(in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

Net revenues (1)	$637,836	$614,407	$580,511	$515,758	$2,348,512
Income from operations	138,104	111,540	100,349	1,067	351,060
Income (loss) before provision for income taxes	75,095	48,508	36,377	(66,974)	93,006
Net income (loss)	47,362	30,527	23,311	(48,156)	53,044
Basic earnings (loss) per share (3)	$0.62	$0.41	$0.33	$(0.68)	$0.73
Diluted earnings (loss) per share (3)	$0.61	$0.40	$0.32	$(0.66)	$0.71

(1)                          During fiscal 2003, we reclassified equity in earnings of unconsolidated affiliates from revenues to a separate component within income from operations.  Quarterly results in fiscal 2003 and 2002 have been reclassified to conform to the new presentation.  This reclassification had no impact on previously reported quarterly income from operations or net income.

(2)                          Net income includes a charge for the cumulative effect of an accounting change of $1.9 million related to goodwill in fiscal 2003.  In accordance with the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” on February 1, 2002, Mandalay no longer amortizes goodwill.

(3)                          Because earnings (loss) per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total earnings per share amounts for the year.

Elgin Riverboat Resort - Riverboat Casino

Balance Sheets

December 31, 2002 and 2001

	2002	2001
ASSETS

Current assets:
Cash and cash equivalents	$62,170,699	$63,624,380
Accounts receivable, net of allowance for doubtful accounts of $91,500 and $250,000, respectively	666,543	801,350
Inventories	570,551	419,027
Prepaid expenses	1,671,977	1,343,425

Total current assets	65,079,770	66,188,182

Property and equipment, net	69,513,062	71,508,881

Other assets	68,900	56,400

Total assets	$134,661,732	$137,753,463

LIABILITIES AND PARTNERS’ EQUITY

Current liabilities:
Accounts payable	$805,661	$406,868
Accrued liabilities	47,515,769	52,189,471

Total current liabilities	48,321,430	52,596,339

Total liabilities	48,321,430	52,596,339

Commitments and contingencies

Partners’ equity	86,340,302	85,157,124

Total liabilities and partners’ equity	$134,661,732	$137,753,463

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

Elgin Riverboat Resort - Riverboat Casino

Statements of Partners’ Equity

For Each of the Three Years Ended December 31, 2002

	Nevada Landing Partnership	RBG, L.P.	Total

Balance, January 1, 2000	$41,734,370	$41,734,370	$83,468,740

Net income	58,797,142	58,797,142	117,594,284

Distributions to partners	(61,750,000)	(61,750,000)	(123,500,000)

Balance, December 31, 2000	38,781,512	38,781,512	77,563,024

Net income	63,797,050	63,797,050	127,594,100

Distributions to partners	(60,000,000)	(60,000,000)	(120,000,000)

Balance, December 31, 2001	42,578,562	42,578,562	85,157,124

Net income	51,341,589	51,341,589	102,683,178

Distributions to partners	(50,750,000)	(50,750,000)	(101,500,000)

Balance, December 31, 2002	$43,170,151	$43,170,151	$86,340,302

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

Reserve for Slot Club Redemption

The Company’s player club allows customers to earn “points” based on the volume of their gaming activity.  These points are redeemable for certain complimentary services and/or cash rebates.  The Joint Venture has accrued for the total liability of all points earned, but not redeemed by slot club members, less inactive players.  Expenses incurred from actual point redemptions and the change in reserve for slot club redemption is presented as a reduction in casino revenues on the statements of operations.

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

3.             Property and Equipment

A summary of property and equipment at December 31, 2002 and 2001 is as follows:

	2002	2001

Buildings	$29,170,069	$29,170,069
Riverboat	52,699,655	52,699,655
Leasehold improvements	5,517,891	5,517,891
Furniture, fixtures and equipment, gaming and computer equipment	50,909,708	43,653,199
Construction in progress	144,193	974,035

Total property and equipment	138,441,516	132,014,849

Less: accumulated depreciation and amortization	68,928,454	60,505,968

Property and equipment, net	$69,513,062	$71,508,881

4.             Accrued Liabilities

A summary of accrued liabilities at December 31, 2002 and 2001 is as follows:

	2002	2001
Accrued commitment to Grand Victoria Foundation and County of Kane	$25,962,289	$32,119,418
Reserve for progressive jackpots	6,132,865	5,878,817
Accrued payroll, vacation and related taxes	3,887,394	3,608,424
Accrued fines and expenses payable to Illinois Gaming Board	3,200,000	1,500,000
Reserve for slot club redemptions	2,435,091	2,851,491
Accrued ground lease	883,711	1,275,108
Unredeemed chip/token liability	827,000	866,161
Accrued gaming, sales and state withholding taxes	779,062	680,689
Accrued property taxes	776,580	752,000
Accrued liability insurance	559,411	533,747
Accrued audit and legal	462,700	359,000
Accrued employees’ tips	396,430	364,371
Unclaimed property liability	351,410	269,602
Other	278,849	50,485
Accrued employee expenses payable to Mandalay Resort Group	229,762	405,158
Accrued promotions and advertising	228,215	550,000
Kane County Forest Preserve trust agreement	125,000	125,000
Total accrued liabilities	$47,515,769	$52,189,471

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

10.          Subsequent Event

On January 21, 2003, the Joint Venture and the IGB settled a complaint for alleged violations of the Illinois Riverboat Gambling Act and the IGB’s Adopted Rules after the Joint Venture agreed to pay a fine of $3,200,000.  This amount has been included in accrued liabilities at December 31, 2002.

Report of Independent Accountants

To the Partners of the Elgin Riverboat Resort -

Riverboat Casino

In our opinion, the accompanying balance sheets and the related statements of operations, partners’ equity and cash flows present fairly, in all material respects, the financial position of Elgin Riverboat Resort - Riverboat Casino (“Joint Venture”) at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Joint Venture’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

January 21, 2003

VICTORIA PARTNERS

(dba Monte Carlo Resort & Casino)

BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

	2002	2001
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15,106,522	$14,180,059
Accounts receivable—net of allowance for doubtful accounts of $3,351,921 and $2,244,401, respectively	7,684,742	9,497,964
Inventories	3,323,940	3,472,205
Prepaid expenses	3,969,820	1,750,940

Total current assets	30,085,024	28,901,168

PROPERTY AND EQUIPMENT—Net	290,734,380	298,021,708

OTHER ASSETS—Net	2,628,050	4,011,070

TOTAL ASSETS	$323,447,454	$330,933,946

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Revolving credit facility	$—	$87,000,000
Accounts payable	2,848,802	3,044,348
Accrued liabilities:
Jackpots and prizes	3,992,910	3,315,085
Salaries, wages and benefits	7,602,725	8,254,093
Gaming and other taxes	1,968,689	1,735,792
Advance room deposits	2,839,334	1,199,034
Other	2,117,280	2,286,403

Total current liabilities	21,369,740	106,834,755

COMMITMENTS AND CONTINGENCIES

PARTNERS’ EQUITY	302,077,714	224,099,191

TOTAL LIABILITIES AND PARTNER’S EQUITY	$323,447,454	$330,933,946

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

VICTORIA PARTNERS

(dba Monte Carlo Resort & Casino)

STATEMENTS OF CHANGES IN PARTNERS’ EQUITY

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	Gold Strike L.V.	MRGS Corp.	Total

BALANCE, DECEMBER 31, 1999	$130,827,909	$114,348,829	$245,176,738

Net income	36,173,887	36,173,887	72,347,774

Distributions to partners	(42,000,000)	(42,000,000)	(84,000,000)

BALANCE, DECEMBER 31, 2000	125,001,796	108,522,716	233,524,512

Net income	31,287,340	31,287,339	62,574,679

Distributions to partners	(36,000,000)	(36,000,000)	(72,000,000)

BALANCE, DECEMBER 31, 2001	120,289,136	103,810,055	224,099,191

Net income	32,489,262	32,489,261	64,978,523

Partners’ contributions	43,500,000	43,500,000	87,000,000

Distributions to partners	(37,000,000)	(37,000,000)	(74,000,000)

BALANCE, DECEMBER 31, 2002	$159,278,398	$142,799,316	$302,077,714

The accompanying notes are an integral part of these financial statements.

VICTORIA PARTNERS

(dba Monte Carlo Resort & Casino)

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$64,978,523	$62,574,679	$72,347,774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,020,719	16,674,921	20,016,434
(Gain) loss on disposal of fixed assets	(15,959)	(16,874)	8,915
Increase (decrease) in allowance for doubtful accounts	1,107,520	633,574	(375,028)
Changes in assets and liabilities:
Accounts receivable	705,702	2,882,220	(4,123,136)
Prepaid expenses	(2,218,880)	750,060	102,922
Inventories	148,265	(143,695)	(168,696)
Other assets	1,345,518	(183,800)	166,412
Accounts payable	(195,546)	(1,448,987)	1,895,701
Interest payable	(200,628)	(379,801)	124,934
Accrued liabilities:
Jackpots and prizes	677,825	(1,155,107)	152,258
Salaries, wages and benefits	(651,368)	583,465	844,629
Gaming and other taxes	232,897	(460,707)	445,933
Advance room deposits	1,640,300	(767,187)	521,182
Other	31,505	(684,719)	1,016,851

Net cash provided by operating activities	80,606,393	78,858,042	92,977,085

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,745,035)	(7,365,990)	(7,333,505)
Proceeds from sale of fixed assets	65,105	110,732	131,511

Net cash used in investing activities	(5,679,930)	(7,255,258)	(7,201,994)

CASH FLOWS FROM FINANCING ACTIVITIES:
Partners’ contributions	87,000,000	—	—
Distributions to partners	(74,000,000)	(72,000,000)	(84,000,000)
Payments on revolving credit facility	(87,000,000)	—	—

Net cash used in financing activities	(74,000,000)	(72,000,000)	(84,000,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$926,463	$(397,216)	$1,775,091

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	14,180,059	14,577,275	12,802,184

CASH AND CASH EQUIVALENTS, END OF YEAR	$15,106,522	$14,180,059	$14,577,275

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—Cash paid during year for interest	$1,413,192	$4,827,952	$6,209,233

The accompanying notes are an integral part of these financial statements.

Victoria Partners

(dba Monte Carlo Resort & Casino)

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

1. ORGANIZATION AND OPERATIONS

Gold Strike L.V., a subsidiary of Mandalay Resort Group (“MRG”), and MRGS Corp. (a subsidiary of Mirage Resorts, Incorporated) formed a partnership, Victoria Partners (the “Partnership”), under a joint venture agreement.  The purpose of the joint venture was to acquire certain unimproved property for the development and operation of a hotel-casino.  The Partnership is doing business under the name Monte Carlo Resort & Casino.  The joint venture agreement was signed on December 9, 1994 and provides for an even split of net income or losses from the Partnership, with MRG as managing partner.  The casino opened for business on June 21, 1996.

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

Long-Lived Assets—In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Partnership evaluates the potential impairment of long-lived assets when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable.  If it is determined that the carrying value of long-lived assets may not be recoverable based upon the relevant facts and circumstances, the Partnership estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition.  If the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, the Partnership will recognize an impairment loss for the difference between the carrying value of the asset and its fair value.

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

Player Club Points—The Partnership’s casino player club allows customers to earn “points” based on the volume of their gaming activity.  These points are redeemable for certain complimentary services and/or cash rebates.  In February 2001, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus in EITF Issue No. 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future.  EITF Issue No. 00-22 requires that the redemption of points for cash be recognized as a reduction of revenue.  The Partnership has complied with the requirements of EITF Issue No. 00-22 in the accompanying statements of income.

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

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  FIN 45 requires disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  Additionally, a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial liability recognition and measurement provisions of FIN 45 apply prospectively to guarantees issued or modified after December 31, 2002.  The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.  The Partnership has determined that FIN 45 will not have a material impact on its financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation FIN 46, Consolidation of Variable Interest Entities, which addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards.  These entities have been commonly referred to as “special purpose entities.”  Companies are required to apply the provisions of FIN 46 prospectively for all variable interest entities created after January 31, 2003.  FIN 46 is expected to have no impact on the Partnership’s results of operations or financial position.

3. RELATED PARTY TRANSACTIONS

The Partnership is engaged in a joint venture agreement with an entertainer.  Under this agreement, the Partnership constructed a showroom for the performance of the entertainer’s act and advanced the entertainer money, in the form of two notes, for the purpose of additional necessary equipment.  In 1996, Gold Strike L.V. paid off the balance of the two notes.  The entertainer then owed the balance of the notes to Gold Strike L.V.  The Partnership collected payments on the notes from the entertainer’s share of the proceeds of the act and remitted such payments on the entertainer’s behalf to Gold Strike L.V.  During 1999, the balance of one of the notes was retired.  During 2002, the balance of the second note was retired.  At December 31, 2001, the balance of the second note was $116,493.

MRG provides management information system services to the Partnership and directly charges or allocates a portion of its costs to the Partnership.  For the years ended December 31, 2002, 2001 and 2000, $991,704, $991,704 and $941,788, respectively, were allocated to the Partnership and included in general and administrative expenses.  Additionally, certain management employees of MRG are assigned on a permanent basis to the Partnership.  The cost of these employees’ salaries paid by MRG is reimbursed by the Partnership.

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

4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31:

	2002	2001	Estimated Useful Life (Years)

Land	$54,979,644	$54,979,644
Buildings	263,586,452	263,448,522	30–45
Leasehold improvements	6,100,923	6,100,923	2.5
Furniture, fixtures and equipment	81,712,258	79,949,747	3–15
Construction in progress	513,706	356,520

	406,892,983	404,835,356
Less accumulated depreciation and amortization	(116,158,603)	(106,813,648)

Property and equipment—net	$290,734,380	$298,021,708

Included in leasehold improvements is the 1996 purchase of the interest in the lease between Fri-Admin (“Carrows”) and La Quinta Development Partners (“La Quinta”) for approximately $6 million.  The Partnership subleased the property to Carrows, the former lessee.  During 1997, New York-New York Hotel & Casino, LLC (“New York-New York”) purchased La Quinta and thereby became the lessor of the property.  Under the agreement, the Partnership now pays all obligations to New York-New York and is paid a similar amount by Carrows.  The lease specifies a term of 10 years through November 2008 at an annual base rent of $73,142 and provides for certain additional rents based upon annual revenues.  The lease also provides for an additional five-year renewal option, increasing the annual base rent to $75,000 through November 2013.

5.                      REVOLVING CREDIT FACILITY

The Partnership had a revolving loan facility with a total commitment of $200,000,000 and a maturity date of April 2, 2002.  The interest rate fluctuated based on the Partnership’s performance.  At December 31, 2001, interest was payable at the London Interbank Offering Rate (“LIBOR”) of 1.9375% plus a margin of .625%.  The weighted-average interest rate as of December 31, 2001 was 2.75%.  At December 31, 2001, the entire balance was classified as current.  In 2002, the Partnership requested an extension of the maturity date to July 5, 2002, at which time the outstanding commitment was retired with funds contributed equally by each partner.

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

7. Subsequent Event

On March 17, 2003, the tram connecting the Partnership's property to the Bellagio (a major hotel/ casino owned by Bellagio, LLC, which owns one of the partners, MRGS Corp.) was closed in order to make way for the construction of a new hotel tower at Bellagio.  The construction of the new tower is expected to be completed in December 2004.  It is expected that the tram will be reconnected between this new tower and the Partnership's property during the first half of 2005.  Pursuant to an agreement dated April 11, 2003 between Bellagio, LLC and the Partnership (among others), Bellagio LLC paid the Partnership the book value of that portion of the tram track that will not be used in the new configuration (approximately $375,000). Bellagio, LLC also paid the Partnership $3.5 million, and agreed to pay an additional $3.5 million to the Partnership 12 months from the date of the agreement.  These two payments are intended to compensate the Partnership for the potential loss of income during the construction phase.  Should the construction period be more or less than the anticipated 24 months, these payments will be adjusted ratably.  Furthermore, to the extent that the Partnership suffers a loss of rental income from leased retail outlets due to the closure of the tram, Bellagio, LLC will pay additional amounts to the Partnership.

INDEPENDENT AUDITORS’ REPORT

Partners Victoria Partners dba Monte Carlo Resort & Casino

We have audited the accompanying balance sheet of Victoria Partners dba Monte Carlo Resort & Casino (a Nevada Partnership, the “Partnership”) as of December 31, 2002 and the related statements of income, changes in partners’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of the Partnership as of December 31, 2001 and for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations.  Those auditors expressed an unqualified opinion on those financial statements in their report dated February 26, 2002.

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

Deloitte & Touche LLP

Las Vegas, Nevada

February 28, 2003, except for Note 7, as to which the date is April 11, 2003

This is a copy of the report previously issued by Arthur Andersen LLP.  The report has not been reissued by Arthur Andersen LLP nor has Arthur Andersen LLP provided its consent to the inclusion of its report in this Amendment No.1 on Form 10-K/A to the Annual Report on Form 10-K.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of Victoria Partners
dba Monte Carlo Resort & Casino:

We have audited the accompanying balance sheets of VICTORIA PARTNERS dba MONTE CARLO RESORT & CASINO (a Nevada Partnership, the “Partnership”) as of December 31, 2001 and 2000, and the related statements of income, changes in partners’ equity and cash flows for each of the three years in the period ended December 31, 2001 (see note 2 regarding change to previously issued financial statements). These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victoria Partners dba Monte Carlo Resort & Casino as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Las Vegas, Nevada

February 26, 2002

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K.

(a)(1)  Consolidated Financial Statements:

(a)(2)  Supplemental Financial Statement Schedules:

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

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

(a)(3) Exhibits:

The following exhibits are filed as a part of this report or incorporated herein by reference:

3.1.1.

Restated Articles of Incorporation of the Registrant as of July 15, 1998 and Certificate of Amendment thereto, dated June 29, 1989.  (Incorporated by reference to Exhibit 3(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1991 – Commission File No. 1-8570.)

3.1.2.

Certificate of Division of Shares into Smaller Denominations, dated June 20, 1991.  (Incorporated by reference to Exhibit 3(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1992 – Commission File No. 1-8570.)

3.1.3.

Certificate of Division of Shares into Smaller Denominations, dated June 22, 1993.  (Incorporated by reference to Exhibit 3(i) to the Registrant’s Current Report on Form 8-K dated July 21, 1993 – Commission File No. 1-8570.)

3.1.4.

Certificate of Amendment of Restated Articles of Incorporation of the Registrant, filed with the Office of the Secretary of State of Nevada on June 18, 1999.  (Incorporated by reference to Exhibit 3(i) to the Registrant’s Current Report on Form 8-K dated June 18, 1999 – Commission File No. 1-8570.)

3.2

Restated Bylaws of the Registrant dated April 30, 1999.  (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999 – Commission File No. 1-8570.)

4.1.

Rights Agreement dated as of July 14, 1994, between the Registrant and First Chicago Trust Company of New York. (Incorporated by reference to Exhibit 4 to the Registrant’s Current Report on Form 8-K dated August 15, 1994 – Commission File No. 1-8570.)

4.2.

Amendment to Rights Agreement effective as of April 16, 1996, between the Registrant and First Chicago Trust Company of New York.  (Incorporated by reference to Exhibit 4(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1996 – Commission File No. 1-8570.)

4.3.

Revolving Loan Agreement, dated as of August 22, 2001, by and among the Registrant, the banks named therein, Bank of America, N.A., as administration agent, and Citicorp USA, Inc, and Bankers Trust Company, as syndication agents for the Banks, and the related Subsidiary Guarantee, dated August 22, 2001, of the Registrant’s subsidiaries named therein.  (Incorporated by reference to Exhibit 4(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2001 – Commission File No. 1-8570.)

4.4.

Term Loan Agreement, dated as of August 22, 2001, by and among the Registrant, the banks named therein, Bank of America, N.A., as administration agent, and Citicorp USA, Inc, and Bankers Trust Company, as syndication agents for the Banks, and the related Subsidiary Guarantee, dated August 22, 2001, of the Registrant’s subsidiaries named therein.  (Incorporated by reference to Exhibit 4(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2001 – Commission File No. 1-8570.)

4.5.

First Amendment Agreement, dated December 19, 2001, to the Revolving Loan Agreement and Term Loan Agreement, both dated August 22, 2001, by and among the Registrant, the banks named therein, Bank of America, N.A., as administration agent, and Citicorp USA, Inc, and Bankers Trust Company, as syndication agents for the Banks, and the related Subsidiary Guarantee, dated August 22, 2001, of the Registrant’s subsidiaries named therein.  (Incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002 – Commission File No. 1-8570.)

4.6.

Second Amendment Agreement, dated February 5, 2003, to the Revolving Loan Agreement and Term Loan Agreement, both dated August 22, 2001, by and among Mandalay Resort Group, the banks named therein and Bank of America, N.A. as administrative agent.  (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated February 5, 2003 – Commission File No. 1-8570.)

4.7.

Capital Markets Term Loan Agreement, dated as of August 22, 2001, by and among the Registrant, the banks named therein, Bank of America, N.A., as administration agent, and Citicorp USA, Inc, and Bankers Trust Company, as syndication agents for the Banks, and the related Subsidiary Guarantee, dated August 22, 2001, of the Registrant’s subsidiaries named therein.  (Incorporated by reference to Exhibit 4(c) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2001 – Commission File No. 1-8570.)

4.8.

Rate Swap Master Agreement, dated as of October 24, 1986, and Rate Swap Supplements One through Four, by and between the Registrant and Bank of America, N.A.  (Incorporated by reference to Exhibit 4(j) to the Registrant’s Current Report on Form 8-K dated December 29, 1986 – Commission File No. 1-8570.)

4.9.

Interest Rate Swap Agreement, dated as of September 27, 1999, by and between the Registrant and Bank of America, N.A.  (Incorporated by reference to Exhibit 4(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1999 – Commission File No. 1-8570.)

4.10.

Interest Rate Swap Agreement, dated as of September 27, 1999, by and between the Registrant and Bank of America, N.A.  (Incorporated by reference to Exhibit 4(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1999 – Commission File No. 1-8570.)

4.11.

Interest Rate Swap Agreement, dated as of October 13, 1999, by and between the Registrant and Bank of America, N.A.  (Incorporated by reference to Exhibit 4(c) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1999 – Commission File No. 1-8570.)

4.12.

Interest Rate Swap Agreement, dated as of June 3, 2002, by and between the Registrant and Citibank, N.A.  (Incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2002 – Commission File No. 1-8570.)

4.13.

Interest Rate Swap Agreement, dated as of June 3, 2002, by and between the Registrant and Citibank, N.A.  (Incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2002 – Commission File No. 1-8570.)

4.14.

Interest Rate Swap Agreement, dated as of August 7, 2002, by and between the Registrant and Citibank, N.A.  (Incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2002 – Commission File No. 1-8570.)

4.15.	Interest Rate Swap Agreement, dated as of August 7, 2002, by and between the Registrant and Bank of America, N.A. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2002 – Commission File No. 1-8570.)

4.16. **	Interest Rate Swap Agreement, dated as of February 13, 2003, by and between the Registrant and Bank of America, N.A.

4.17. **	Interest Rate Swap Agreement, dated as of February 12, 2003, by and between the Registrant and The Bank of Nova Scotia.

4.18.

Interest Rate Cap Agreement, dated October 20, 1997, between the Registrant and Morgan Guaranty Trust Company of New York.  (Incorporated by reference to Exhibit 4(f) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1997 – Commission File No. 1-8570.)

4.19.

Interest Rate Cap Agreement, dated January 13, 1998, between the Registrant and Morgan Guaranty Trust Company of New York.  (Incorporated by reference to Exhibit 4(h) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998 – Commission File No. 1-8570.)

4.20.

Interest Rate Cap Agreement dated June 14, 2000, between the Registrant and Morgan Guaranty Trust Company of New York. (Incorporated by reference to Exhibit 4(e) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2000 – Commission File No. 1-8570.)

4.21.

Interest Rate Cap Agreement dated June 29, 2000, between the Registrant and Morgan Guaranty Trust Company of New York. (Incorporated by reference to Exhibit 4(f) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2000 – Commission File No. 1-8570.)

4.22.

Grid Promissory Note, dated October 17, 1997, between the Registrant and Lyon Short Term Funding Corp.  (Incorporated by reference to Exhibit 4(g) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1997 – Commission File No. 1-8570.)

4.23.

Commercial Paper Dealer Agreement, dated October 9, 1997, between the Registrant and Merrill Lynch Money Markets Inc.  (Incorporated by reference to Exhibit 4(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1997 – Commission File No. 1-8570.)

4.24.

Commercial Paper Dealer Agreement, dated October 9, 1997, between the Registrant and BancAmerica Robertson Stephens.  (Incorporated by reference to Exhibit 4(c) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1997 – Commission File No. 1-8570.)

4.25.	Commercial Paper Dealer Agreement, dated October 9, 1997, between the Registrant and Credit Suisse First Boston Corporation. (Incorporated by

reference to Exhibit 4(d) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1997 – Commission File No. 1-8570.)

4.26.

Issuing and Paying Agency Agreement, dated October 9, 1997, between the Registrant and The Chase Manhattan Bank.  (Incorporated by reference to Exhibit 4(e) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1997 – Commission File No. 1-8570.)

4.27.

Indenture by and between the Registrant and First Interstate Bank of Nevada, N.A., as Trustee with respect to the Registrant’s 6-3/4% Senior Subordinated Notes due 2003 and its 7-5/8% Senior Subordinated Debentures due 2013. (Incorporated by reference to Exhibit 4(a) to the Registrant’s Current Report on Form 8-K dated July 21, 1993 – Commission File No. 1-8570.)

4.28.

Indenture, dated February 1, 1996, by and between the Registrant and First Interstate Bank of Nevada, N.A., as Trustee. (Incorporated by reference to Exhibit 4(b) to the Registrant’s Current Report on Form 8-K dated January 29, 1996 – Commission File No. 1-8570.)

4.29.

Supplemental Indenture, dated February 1, 1996, by and between the Registrant and First Interstate Bank of Nevada, N.A., as Trustee, with respect to the Registrant’s 6.45% Senior Notes due February 1, 2006.  (Incorporated by reference to Exhibit 4(c) to the Registrant’s Current Report on Form 8-K dated January 29, 1996 – Commission File No. 1-8570.)

4.30.

6.45% Senior Notes due February 1, 2006 in the principal amount of $200,000,000.  (Incorporated by reference to Exhibit 4(d) to the Registrant’s Current Report on Form 8-K dated January 29, 1996 – Commission File No. 1-8570.)

4.31.

Supplemental Indenture, dated as of November 15, 1996, to an indenture dated February 1, 1996, by and between the Registrant and Wells Fargo Bank (Colorado), N.A., as Trustee, with respect to the Registrant’s 6.70% Senior Notes due November 15, 2096.  (Incorporated by reference to Exhibit 4(c) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1996 – Commission File No. 1-8570.)

4.32.

6.70% Senior Notes due February 15, 2096 in the principal amount of $150,000,000.  (Incorporated by reference to Exhibit 4(d) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1996 – Commission File No. 1-8570.)

4.33.

Indenture, dated November 15, 1996, by and between the Registrant and Wells Fargo Bank (Colorado), N.A., as Trustee.  (Incorporated by reference to Exhibit 4(e) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1996 – Commission File No. 1-8570.)

4.34.

Supplemental Indenture, dated as of November 15, 1996, to an indenture dated November 15, 1996, by and between the Registrant and Wells Fargo Bank (Colorado), N.A., as Trustee, with respect to the Registrant’s 7.0% Senior Notes due November 15, 2036.  (Incorporated by reference to Exhibit 4(f) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1996 – Commission File No. 1-8570.)

4.35.

7.0% Senior Notes due February 15, 2036, in the principal amount of $150,000,000.  (Incorporated by reference to Exhibit 4(g) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1996 – Commission File No. 1-8570.)

4.36.

Instrument of Joinder, dated May 31, 1998, by Mandalay Corp., pursuant to the Subsidiary Guaranty dated as of May 23, 1997, with respect to the Amended and Restated Loan Agreement, in favor of Bank of America, N.A., as administrative agent for the Banks.  (Incorporated by reference to Exhibit 4(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1998 – Commission File No. 1-8570.)

4.37.

Indenture dated November 20, 1998, by and between the Registrant and The Bank of New York, as Trustee.  (Incorporated by reference to Exhibit 4(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998 – Commission File No. 1-8570.)

4.38.

Supplemental Indenture, dated November 20, 1998, by and between the Registrant and The Bank of New York, as Trustee, with respect to the Registrant’s 9-1/4% Senior Subordinated Notes due December 1, 2005.  (Incorporated by reference to Exhibit 4(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998 – Commission File No. 1-8570.)

4.39.

9-1/4% Senior Subordinated Notes due December 1, 2005 in the principal amount of $275,000,000.  (Incorporated by reference to Exhibit 4(c) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998 – Commission File No. 1-8570.)

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

4.42.	Indenture dated as of December 20, 2001 by and among the Registrant and The Bank of New York, with respect to $300 million aggregate principal amount of 9-

3/8% Senior Subordinated Notes due 2010. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-4 Registration Statement No. 333-82936.)

4.43.

Registration Rights Agreement dated as of December 20, 2001 by and among the Registrant and Banc of America Securities LLC, Deutsche Bank Alex Brown, Inc., Salomon Smith Barney Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Lyonnais Securities (USA) Inc., Credit Suisse First Boston Corporation, Dresdner Kleinwort Wasserstein Grantchester Inc., Scotia Capital (USA) Inc., SG Cowen Securities Corporation, UBS Warburg LLC, and Wells Fargo Brokerage Services LLC.  (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-4 Registration Statement No. 333-82936.)

4.44. **

Indenture dated as of March 21, 2003 by and among the Registrant and The Bank of New York with respect to $400 million aggregate principal amount of Floating Rate Convertible Senior Debentures due 2033.

4.45. **	Registration Rights Agreement dated as of March 21, 2003 by and between the Registrant and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Banc of America Securities LLC.

10.1. *

Amended and Restated 1989 Stock Option Plan of the Registrant.  (Incorporated by reference to Exhibit 10 to the Post Effective Amendment No. 4 to the Registrant’s Registration Statement (No. 33-39215) on Form S-8.)

10.2. *

Amended and Restated 1991 Stock Incentive Plan of the Registrant.  (Incorporated by reference to Exhibit 10 to the Post Effective Amendment No. 3 to the Registrant’s Registration Statement (No. 33-56420) on Form S-8.)

10.3. *

Amended and Restated 1993 Stock Option Plan of the Registrant.  (Incorporated by reference to Exhibit 10 to the Post Effective Amendment No. 2 to the Registrant’s Registration Statement (No. 33-53303) on Form S-8.)

10.4. *	1998 Stock Option Plan. (Incorporated by reference to Exhibit 4(g) to the Registrant’s Registration Statement (No. 333-51073) on Form S-8.)

10.5. *

1999 Non-Employee Directors Stock Option Plan.  (Incorporated by reference to Exhibit 10(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999 – Commission File No. 1-8570.)

10.6. *

2000 Stock Incentive Plan.  (Incorporated by reference to Appendix B to the Registrant’s definitive proxy statement dated April 28, 2000 relating to the 2000 Annual Meeting of Registrant’s Stockholders.)

10.7. *	2002 Stock Incentive Plan. (Incorporated by reference to Appendix B to the Registrant’s definitive proxy statement dated May 14, 2002 relating to the 2002 Annual Meeting of Registrant’s Stockholders.)

10.8. *

Executive Compensation Insurance Plan.  (Incorporated by reference to Exhibit 10(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1992 – Commission File No. 1-8570.)

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

10.11.

Fourteenth Amendment, dated November 21, 2000, to the Registrant’s Employees’ Profit Sharing and Investment Plan.  (Incorporated by reference to Exhibit 10(j) to the Registrant’s Annual Report on Form 10–K for the fiscal year ended January 31, 2001 – Commission File No. 1-8570.)

10.12.

Fifteenth Amendment, dated November 29, 2001, to the Registrant’s Employees’ Profit Sharing and Investment Plan.  (Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002 – Commission File No. 1-8570.)

10.13.

Sixteenth Amendment, dated November 20, 2002, to the Registrant’s Employees’ Profit Sharing and Investment Plan.  (Incorporated by reference to Exhibit 4(g) to Post Effective Amendment No. 12 to the Registrant’s Registration Statement No. 33-18278 on Form S-8.)

10.14. **	Seventeenth Amendment, dated December 31, 2002, to the Registrant’s Employees’ Profit Sharing and Investment Plan.

10.15.

Ninth Amendment and Restatement of the Registrant’s Employees’ Profit Sharing and Investment Trust. (Incorporated by reference to Exhibit 4(e) to Post Effective Amendment No. 11 to the Registrant’s Registration Statement (No. 33-18278) on Form S-8.)

10.16.

Tenth Amendment and Restatement of the Registrant’s Employees’ Profit Sharing and Investment Trust. (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002 – Commission File No. 1-8570.)

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

10.20.

Amended and Restated Agreement of Joint Venture of Circus and Eldorado Joint Venture by and between Eldorado Limited Liability Company and Galleon, Inc. (Incorporated by reference to Exhibit 3.3 to the Form S-4 Registration Statement of Circus and Eldorado Joint Venture and Silver Legacy Capital Corp. – Commission File No. 333-87202.)

10.21.

Amended and Restated Credit Agreement, dated November 24, 1997, by and among Circus and Eldorado Joint Venture, the Banks named therein and Bank of America National Trust and Savings Association as administrative agent, and the related Note, Amended and Restated Make-Well Agreement and Amended and Restated Deed of Trust.  (Incorporated by reference to Exhibit 4(h) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1997 – Commission File No. 1-8570.)

10.22.

Amendment No. 1 to the Amended and Restated Credit Agreement, by and among Circus and Eldorado Joint Venture, the Banks named therein and Bank of America, N.A., as administrative agent.  (Incorporated by reference to Exhibit 10(w) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2000 – Commission File No. 1-8570.)

10.23.

Second and Amended and Restated Credit Agreement, dated as of March 5, 2002, among Circus and Eldorado Joint Venture, the banks referred to therein and Bank of America, N.A., as administrative agent.  (Incorporated by reference to Exhibit 10.9.2 to the Annual Report on Form 10–K for the year ended December 31, 2001 of Eldorado Resorts LLC and Eldorado Capital Corp. – Commission File No. 333-11811.)

10.24.

Guaranty, dated as of March 5, 2002, made by Silver Legacy Capital Corp., in favor of Bank of America, N.A., as administrative agent.  (Incorporated by reference to Exhibit 10.9.3 to the Annual Report on Form 10–K for the year ended December 31, 2001 of Eldorado Resorts LLC and Eldorado Capital Corp. – Commission File No. 333-11811.)

10.25.

Second Amended and Restated Security Agreement, dated as of March 5, 2002, by and between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent.  (Incorporated by reference to Exhibit 10.9.4 to the Annual Report on Form 10–K for the year ended December 31, 2001 of Eldorado Resorts LLC and Eldorado Capital Corp. – Commission File No. 333-11811.)

10.26.

Guarantor Security Agreement, dated as of March 5, 2002, by and between Silver Legacy Capital Corp. and Bank of America, N.A., as administrative agent.  (Incorporated by reference to Exhibit 10.9.5 to the Annual Report on Form 10–K for the year ended December 31, 2001 of Eldorado Resorts LLC and Eldorado Capital Corp. – Commission File No. 333-11811.)

10.27.

Second Amended and Restated Deed of Trust, dated as of February 26, 2002, but effective March 5, 2002, by and among Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent.  (Incorporated by reference to Exhibit 10.9.6 to the Annual Report on Form 10–K for the year ended December 31, 2001 of Eldorado Resorts LLC and Eldorado Capital Corp. – Commission File No. 333-11811.)

10.28.

Second Amended and Restated Assignment of Rent and Revenues entered into as of February 26, 2002, but effective March 5, 2002, by and between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent.  (Incorporated by reference to Exhibit 10.9.7 to the Annual Report on Form 10–K for the year ended December 31, 2001 of Eldorado Resorts LLC and Eldorado Capital Corp. – Commission File No. 333-11811.)

10.29.

Second Amended and Restated Collateral Account Agreement, dated March 5, 2002, by and between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent.  (Incorporated by reference to Exhibit 10.9.8 to the Annual Report on Form 10–K for the year ended December 31, 2001 of Eldorado Resorts LLC and Eldorado Capital Corp. – Commission File No. 333-11811.)

10.30.

Intercreditor Agreement, dated as of March 5, 2002, by and among Bank of America, N.A., as administrative agent, The Bank of New York, as trustee, Circus and Eldorado Joint Venture and Silver Legacy Capital Corp.  (Incorporated by reference to Exhibit 10.9.9 to the Annual Report on Form 10–K for the year ended December 31, 2001 of Eldorado Resorts LLC and Eldorado Capital Corp. – Commission File No. 333-11811.)

10.31.

Indenture, dated as of March 5, 2002, among Circus and Eldorado Joint Venture,  Silver Legacy Capital Corp., and The Bank of New York, as trustee.  (Incorporated by reference to Exhibit 10.10.1 to the Annual Report on Form 10–K for the year ended December 31, 2001 of Eldorado Resorts LLC and Eldorado Capital Corp. – Commission File No. 333-11811.)

10.32.

Deed of Trust, dated as of February 26, 2002, by Circus and Eldorado Joint Venture, to First American Title Company of Nevada for the benefit of The Bank of New York.  (Incorporated by reference to Exhibit 10.10.2 to the Annual Report on Form 10–K for the year ended December 31, 2001 of Eldorado Resorts LLC and Eldorado Capital Corp. – Commission File No. 333-11811.)

10.33.

Security Agreement, dated as of March 5, 2002, by and between  Circus and Eldorado Joint Venture and Silver Legacy Corp. for the benefit of The Bank of New York, as trustee.  (Incorporated by reference to Exhibit 10.10.3 to the Annual Report on Form 10–K for the year ended December 31, 2001 of Eldorado Resorts LLC and Eldorado Capital Corp. – Commission File No. 333-11811.)

10.34.

Assignment of Rent and Revenues entered into as of February 26, 2002, by and between Circus and Eldorado Joint Venture and The Bank of New York, as trustee.  (Incorporated by reference to Exhibit 10.10.4 to the Annual Report on Form 10–K for the year ended December 31, 2001 of Eldorado Resorts LLC and Eldorado Capital Corp. – Commission File No. 333-11811.)

10.35.

Collateral Account Agreement, dated as of March 5, 2002, by and among Circus and Eldorado Joint Venture, Silver Legacy Capital Corp., and The Bank of New York, as trustee.  (Incorporated by reference to Exhibit 10.10.5 to the Annual Report on Form 10–K for the year ended December 31, 2001 of Eldorado Resorts LLC and Eldorado Capital Corp. – Commission File No. 333-11811.)

10.36.

Environment Indemnity Agreement entered into as of March 5, 2002, by Circus and Eldorado Joint Venture and Silver Legacy Capital Corp.  (Incorporated by reference to Exhibit 10.10.6 to the Annual Report on Form 10–K for the year ended December 31, 2001 of Eldorado Resorts LLC and Eldorado Capital Corp. – Commission File No. 333-11811.)

10.37.

Agreement and Plan of Merger, dated March 19, 1995, by and among the Registrant and M.S.E. Investments, Incorporated, Last Chance Investments, Incorporated, Gold Strike Investments, Incorporated, Diamond Gold, Inc., Gold Strike Aviation, Incorporated, Gold Strike Finance Company, Inc., Oasis Development Company, Inc., Michael S. Ensign, William A. Richardson, David R. Belding, Peter A. Simon II and Robert J. Verchota.  (Incorporated by reference to Exhibit 10(ee) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1995 – Commission File No. 1-8570.)

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

10.39.

Exchange Agreement, dated March 19, 1995, by and among the Registrant and New Way, Inc., a wholly owned subsidiary of the Registrant, Glenn W. Schaeffer, Gregg H. Solomon, Antonio C. Alamo, Anthony Korfman and William Ensign. (Incorporated by reference to Exhibit 10(ff) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1995 – Commission File No. 1-8570.)

10.40.

First Amendment to Exchange Agreement, dated May 30, 1995, by and among the Registrant and New Way, Inc., a wholly owned subsidiary of the Registrant, Glenn W. Schaeffer, Gregg H. Solomon, Antonio C. Alamo, Anthony Korfman and William Ensign.  (Incorporated by reference to Exhibit 10(d) to the Registrant’s Current Report on Form 8-K dated June 1, 1995 – Commission File No. 1-8570.)

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

10.44. *	2000 Executive Officers’ Bonus Plan. (Incorporated by reference to Appendix A to the Registrant’s definitive proxy statement dated April 28, 2000 relating to its 2000 Annual Meeting of Stockholders.)

10.45. *

Amendment and Restatement of Employment Agreement dated November 1, 1997, by and between the Registrant and Michael S. Ensign.  (Incorporated by reference to Exhibit 10(gg) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998 – Commission File No. 1-8570.)

10.46. *	Amendment and Restatement of Employment Agreement dated November 1, 1997, by and between the Registrant and Glenn W. Schaeffer. (Incorporated by

reference to Exhibit 10(hh) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998 – Commission File No. 1-8570.)

10.47. *

Amendment and Restatement of Employment Agreement dated November 1, 1997, by and between the Registrant and William A. Richardson.  (Incorporated by reference to Exhibit 10(ii) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998 – Commission File No. 1-8570.)

10.48.

Joint Venture Agreement, dated as of December 18, 1992, between Nevada Landing Partnership and RBG, L.P.  (Incorporated by reference to Exhibit 10(g) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1995 – Commission File No. 1-8570.)

10.49.

Amendment dated July 15, 1993 to the Joint Venture Agreement between Nevada Landing Partnership and RBG, L.P. (Incorporated by reference to Exhibit 10(h) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1995 – Commission File No. 1-8570.)

10.50.

Amendment dated October 6, 1994 to the Joint Venture Agreement between Nevada Landing Partnership and RBG, L.P. (Incorporated by reference to Exhibit 10(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1995 – Commission File No. 1-8570.)

10.51.

Amendment dated June 1, 1995 to the Joint Venture Agreement between Nevada Landing Partnership and RBG, L.P.  (Incorporated by reference to Exhibit 10(j) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1995 – Commission File No. 1-8570.)

10.52.

Amendment dated February 28, 1996 to the Joint Venture Agreement between Nevada Landing Partnership and RBG, L.P.  (Incorporated by reference to Exhibit 10(ww) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1996 – Commission File No. 1-8570.)

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

10.57.

Amendment No. 4 to the Victoria Partners Loan Agreement, dated as of October 16, 1995.  (Incorporated by reference to Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1995 – Commission File No. 1-8570.)

10.58.

Amendment No. 5 to the Victoria Partners Loan Agreement dated as of August 1, 1996.  (Incorporated by reference to Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1996 – Commission File No. 1-8570.)

10.59.

Amendment No. 6 to the Victoria Partners Loan Agreement, dated as of April 12, 1997.  (Incorporated by reference to Exhibit 10(ccc) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1997 – Commission File No. 1-8570.)

10.60.

Amendment No. 7 to the Victoria Partners Loan Agreement, dated as of January 12, 1998.  (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 of Mirage Resorts, Incorporated. Commission File No. 1-6697.)

10.61.

Amendment No. 8 to the Victoria Partners Loan Agreement, dated as of March 28, 2002. (Incorporated by reference to Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002  – Commission File No. 1-8570.)

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

10.65.

Amendment No. 3 to the Victoria Partners Venture Agreement dated as of February 28, 1996.  (Incorporated by reference to Exhibit 10(fff) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1996 – Commission File No. 1-8570.)

10.66.

Amendment No. 4 to the Victoria Partners Venture Agreement dated as of May 29, 1996.  (Incorporated by reference to Exhibit 10(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1996 – Commission File No. 1-8570.)

10.67.

Consulting Agreement, dated June 1, 1995, between Circus Circus Casinos, Inc. (a subsidiary of the Registrant) and Lakeview Company.  (Incorporated by reference to Exhibit 10(ggg) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1996 – Commission File No. 1-8570.)

10.68.

Operating Agreement, dated October 7, 1997, by and between Circus Circus Michigan, Inc. and Atwater Casino Group, L.L.C.  (Incorporated by reference to Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1997 – Commission File No. 1-8570.)

10.69.

First Amendment to Operating Agreement, dated October 7, 1997, by and between Circus Circus Michigan, Inc. and Atwater Casino Group, L.L.C. (Incorporated by reference to Exhibit 10(hhh) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2000 – Commission File No. 1-8570.)

10.70.

Amended First Amendment to Operating Agreement, dated October 7, 1997, by and between Circus Circus Michigan, Inc. and Atwater Casino Group, L.L.C.  (Incorporated by reference to Exhibit 10(iii) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2000 – Commission File No. 1-8570.)

10.71.

Second Amendment to Operating Agreement, dated October 7, 1997, by and between Circus Circus Michigan, Inc. and Atwater Casino Group, L.L.C.

(Incorporated by reference to Exhibit 10(jjj) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2000 – Commission File No. 1-8570.)

10.72.

Third Amendment, dated January 21, 2001, to Operating Agreement, dated October 7, 1997, by and between Circus Circus Michigan, Inc. and Atwater Casino Group, L.L.C.  (Incorporated by reference to Exhibit 10(ddd) to the

Registrant’s Annual Report on Form 10–K for the fiscal year ended January 31, 2001 – Commission File No. 1-8570.)

10.73.

Amended and Restated Development Agreement, dated as of April 9, 1998, by and among Detroit Entertainment, L.L.C., the City of Detroit and the Economic Development Corporation of the City of Detroit for the City of Detroit Casino Development Project.  (Incorporated by reference to Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1998 – Commission File No. 1-8570.)

10.74.

First Amendment, dated June 25, 1998, to the Amended and Restated Development Agreement, dated as of April 9, 1998, by and among Detroit Entertainment, L.L.C., the City of Detroit and the Economic Development Corporation of the City of Detroit for the City of Detroit Casino Development Project.  (Incorporated by reference to Exhibit 10(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1998 – Commission File No. 1-8570.)

10.75.

Second Amendment, dated December 1999, to the Amended and Restated Development Agreement, dated April 9, 1998, by and among Detroit Entertainment, L.L.C., the City of Detroit and the Economic Development Corporation of the City of Detroit for the City of Detroit Casino Development Project.  (Incorporated by reference to Exhibit 10(mmm) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2000 – Commission File No. 1-8570.)

10.76.

Third Amendment, dated November 30, 2000,  to the Amended and Restated Development Agreement, dated April 9, 1998,  by and among Detroit Entertainment, L.L.C., the City of Detroit and the Economic Development Corporation of the City of Detroit for the City of Detroit Casino Development Project.  (Incorporated by reference to Exhibit 10(hhh) to the Registrant’s Annual Report on Form 10–K for the fiscal year ended January 31, 2001 – Commission File No. 1-8570.)

10.77.

Fourth Amendment, dated November 2001, to the Amended and Restated Development Agreement, dated April 9, 1998, by and among Detroit Entertainment, L.L.C., the City of Detroit and the Economic Development Corporation of the City of Detroit for the City of Detroit Casino Development Project.  (Incorporated by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002 – Commission File No. 1-8570.)

10.78.

Fifth Amendment, dated March 2002, to the Amended and Restated Development Agreement, dated April 9, 1998, by and among Detroit Entertainment, L.L.C., the City of Detroit and the Economic Development Corporation of the City of Detroit for the City of Detroit Casino Development Project.  (Incorporated by reference to

Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002 – Commission File No. 1-8570.)

10.79.

Sixth Amendment, dated April 2002, to the Amended and Restated Development Agreement, dated April 9, 1998, by and among Detroit Entertainment, L.L.C., the City of Detroit and the Economic Development Corporation of the City of Detroit for the City of Detroit Casino Development Project.  (Incorporated by reference to Exhibit 10.76 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002 – Commission File No. 1-8570.)

10.80.

Seventh Amendment, dated June 12, 2002, to the Amended and Restated Development Agreement, dated April 9, 1998, by and among Detroit Entertainment, L.L.C., the City of Detroit and the Economic Development Corporation of the City of Detroit for the City of Detroit Casino Development Project.  (Incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2002 – Commission File No. 1-8570.)

10.81.

Conveyance Agreement, dated April 29, 1999, by and among the City of Detroit, the Economic Development Corporation of the City of Detroit and Detroit Entertainment, L.L.C. (Incorporated by reference to Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1999 – Commission File No. 1-8570.)

10.82.

Loan Agreement, dated as of June 30, 1999 among Detroit Entertainment, L.L.C., the Banks named therein and Bank of America National Trust and Savings Association, as administrative agent for the Banks.  (Incorporated by reference to Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999 – Commission File No. 1-8570.)

10.83.

Amendment No. 1 to the Loan Agreement, dated June 30, 1999 among Detroit Entertainment, L.L.C., the Banks named therein and Bank of America, N.A., as administrative agent for the Banks.  (Incorporated by reference to Exhibit 10(d) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2000 – Commission File No. 1-8570.)

10.84.

Amendment No. 2, dated January 31, 2001, to the Loan Agreement, dated June 30, 1999, among Detroit Entertainment, L.L.C., the Banks named therein and Bank of America, N.A., as administrative agent for the Banks.  (Incorporated by reference to Exhibit 10(lll) to the Registrant’s Annual Report on Form 10–K for the fiscal year ended January 31, 2001 – Commission File No. 1-8570.)

10.85.

Subordination Agreement, dated January 31, 2001, by and between Circus Circus Michigan, Inc. and Detroit Entertainment, L.L.C., with respect to the Loan Agreement, dated June 30, 1999, in favor of Bank of America, N.A., as administrative agent for the lending banks.  (Incorporated by reference to Exhibit

10(mmm) to the Registrant’s Annual Report on Form 10–K for the fiscal year ended January 31, 2001 – Commission File No. 1-8570.)

10.86.

Hotel Pre-opening Services Agreement, dated as of January 1, 1997, by and among the Registrant and Four Seasons Hotels Limited.  (Incorporated by reference to Exhibit 10(kkk) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998 – Commission File No. 1-8570.)

10.87.

Hotel Management Agreement, dated as of March 10, 1998, by and among the Registrant, Mandalay Corp. and Four Seasons Hotel Limited.  (Incorporated by reference to Exhibit 10(lll) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998 – Commission File No. 1-8570.)

10.88.

Hotel License Agreement, dated as of March 10, 1998, by and among Mandalay Corp. and Four Seasons Hotel Limited.  (Incorporated by reference to Exhibit 10(mmm) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998 – Commission File No. 1-8570.)

10.89.

Lease Intended As Security, dated October 30, 1998, among Circus Circus Leasing, Inc., as lessee; the Registrant, as guarantor; First Security Bank, National Association, as Trustee, the Banks named therein and Bank of America, N.A., as administrative agent for the Banks.  (Incorporated by reference to Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998 – Commission File No. 1-8570.)

10.90.

Amendment No. 1, dated January 28, 1999, to Lease Intended As Security, dated October 30, 1998, among Circus Circus Leasing, Inc., as lessee; the Registrant, as guarantor; First Security Bank, National Association, as Trustee, the Banks named therein and Bank of America, N.A., as administrative agent for the Banks.  (Incorporated by reference to Exhibit 10(rrr) to the Registrant’s Annual Report on Form 10–K for the fiscal year ended January 31, 2001 – Commission File No. 1-8570.)

10.91.

Guaranty, dated October 30, 1998, by the Registrant in favor of First Security Bank, National Association, as Trustee, and the Banks named therein.  (Incorporated by reference to Exhibit 10(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998 – Commission File No. 1-8570.)

10.92.

Master Lease, dated December 21, 2001, among the Registrant, Mandalay Corp., Ramparts, Inc., New Castle Corp., and Circus Circus Casinos, Inc. as lessees and Wells Fargo Bank Northwest, N.A., as lessor.  (Incorporated by reference to Exhibit 10.88 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002 – Commission File No. 1-8570.)

10.93.	Guaranty, dated December 21, 2001, by the Registrant and its subsidiaries named therein in favor of Wells Fargo Bank Northwest, N.A., and the other beneficiaries named therein. (Incorporated by reference to Exhibit 10.89 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002 – Commission File No. 1-8570.)

10.94.

Aircraft Lease Agreement between the Registrant and General Electric Capital Corporation.  (Incorporated by reference to Exhibit 10.90 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002 – Commission File No. 1-8570.)

10.95.

Aircraft Lease Agreement, dated December 28, 2001, between the Registrant and General Electric Capital Corporation. (Incorporated by reference to Exhibit 10.91 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002 – Commission File No. 1-8570.)

10.96. *

Supplemental Executive Retirement Plan.  (Incorporated by reference to Exhibit 10(c) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998 – Commission File No. 1-8570.)

10.97. *

Amendment No. 1 to Supplemental Executive Retirement Plan.  (Incorporated by reference to Exhibit 10(uuu) to the Registrant’s Annual Report on Form 10–K for the fiscal year ended January 31, 2001 – Commission File No. 1-8570.)

10.98. *

Amendment No. 2 to Supplemental Executive Retirement Plan.  (Incorporated by reference to Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10–Q for the quarterly period ended July 31, 2001 – Commission File No. 1-8570.)

10.99.

Stock Purchase Agreement, dated as of September 8, 2000, among the Registrant, Bank of America, N.A. and MBG Trust.  (Incorporated by reference to Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2000 – Commission File No. 1-8570.)

10.100.

First Amendment, dated as of January 2, 2001, to Stock Purchase Agreement, dated as of September 8, 2000, among the Registrant, Bank of America, N.A., and MBG Trust.  (Incorporated by reference to Exhibit 10(www) to the Registrant’s Annual Report on Form 10–K for the fiscal year ended January 31, 2001 – Commission File No. 1-8570.)

10.101.

Second Amendment, dated as of March 21, 2001, to Stock Purchase Agreement, dated as of September 8, 2000, among the Registrant, Bank of America, N.A., and MBG Trust.  (Incorporated by reference to Exhibit 10(xxx) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2001 – Commission File No. 1-8570.)

10.102.

Amendment, dated as of September 15, 2001, to Stock Purchase Agreement, dated as of September 8, 2000, among the Registrant, Bank of America, N.A., and MBG Trust, and to the Collateral Agreement, dated as of September 8, 2000, among the Registrant, Bank of America, N.A., MBG Trust and Banc of America

Securities LLC. (Incorporated by reference to Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2001 – Commission File No. 1-8570.)

10.103.

Amendment, dated as of February 6, 2002, to Stock Purchase Agreement, dated as of September 8, 2000, among the Registrant, Bank of America, N.A., and MBG Trust, and to the Collateral Agreement, dated as of September 8, 2000, among the Registrant, Bank of America, N.A., MBG Trust and Banc of America Securities LLC. (Incorporated by reference to Exhibit 10.99 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002 – Commission File No. 1-8570.)

10.104.

Collateral Agreement dated as of September 8, 2000 among the Registrant, Bank of America, N.A., MBG Trust and Banc of America Securities LLC.  (Incorporated by reference to Exhibit 10(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2000 – Commission File No. 1-8570.)

10.105.

Amended and Restated Trust Agreement dated as of September 8, 2000 between NMS Services (Cayman), Inc. and Wilmington Trust Company.  (Incorporated by reference to Exhibit 10(c) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2000 – Commission File No. 1-8570.)

10.106.

Amendment, dated as of September 15, 2001, to the Amended and Restated Trust Agreement, dated as of September 8, 2000, between NMS Services (Cayman) Inc. and Wilmington Trust Company.  (Incorporated by reference to Exhibit 10(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2001 – Commission File No. 1-8570.)

21. **	Subsidiaries of the Registrant.

23.1.	Consent of Deloitte & Touche LLP related to the Registrant’s Consolidated Financial Statements.

23.2.	Consent of Deloitte & Touche LLP related to the financial statements of Victoria Partners.

23.3.	Consent of PricewaterhouseCoopers LLP.

99.1.	Certification of Michael S. Ensign Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2.	Certification of Glenn Schaeffer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report.

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

MANDALAY RESORT GROUP

Dated: June 25, 2003	By:	/s/ GLENN SCHAEFFER
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

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                                      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 25, 2003	/s/ MICHAEL S. ENSIGN
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

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

d)                                     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 25, 2003	/s/ GLENN SCHAEFFER
Glenn Schaeffer
President, Chief Financial Officer and Treasurer of Mandalay Resort Group

INDEX TO EXHIBITS
FORM 10-K/A
Fiscal Year Ended
January 31, 2003

Exhibit Number

23.1	Consent of Deloitte & Touche LLP related to the Registrant’s Consolidated Financial Statements.

23.2	Consent of Deloitte & Touche LLP related to the financial statements of Victoria Partners.

23.3	Consent of PricewaterhouseCoopers LLP.

99.1.	Certification of Michael S. Ensign Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2.	Certification of Glenn Schaeffer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.