Form 10-Q/A
period 2003-04-30
MANDALAY RESORT GROUP
filed 2003-09-02
CIK 725549

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q/A
Amendment No. 1

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

MANDALAY RESORT GROUP AND SUBSIDIARIES
Form 10-Q/A
(Amendment No. 1)

INDEX

		Page No.
Part I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	4
Part II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	17

Part I. FINANCIAL INFORMATION

        Explanatory Note:    This amendment is being filed for the purpose of correcting certain statistical information relating to average room rates and REVPAR presented in Part I, Item 2 of the report, as originally filed. In calculating the average room rate and REVPAR at Mandalay Bay for the quarter ended April 30, 2003, revenues for the period attributable to the rental of space in Mandalay's new convention center were inadvertently included with the revenues attributable to the rooms. While revenues from the rental of convention center space are reported as part of room revenue in the consolidated income statement, such revenues are not properly included in the determination of average room rate and REVPAR. As a result, the company's previously reported 14% increase in REVPAR at Mandalay Bay for the quarter ended April 30, 2003 was actually 6% and that property's actual average room rate for the period was $187 rather than topping $200, as previously reported. The table in Item 2 containing summary average room rate, occupancy and REVPAR information for the period ended April 30, 2003 has been revised to reflect Mandalay's recalculated average room rate and REVPAR. The above errors did not result in any changes to the financial statements presented in Part I, Item 1 of the report.

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

Expansion of Native American Gaming

        A significant expansion of Native American gaming operations has occurred in California and is continuing. This trend has caused generally lower operating results at our properties in the secondary markets of Reno, Laughlin and Jean, Nevada. While most existing Native American gaming facilities in California are modest compared to our Nevada casinos, numerous Native American tribes have announced that they are in the process of constructing, developing, or are considering establishing, large-scale hotel and gaming facilities in California. A significant new Native American casino development opened in June 2003 in northern California, which will place additional competitive pressure on our operations in the Reno market. Numerous other tribes are at various stages of planning new or expanded facilities. The continued growth of Native American gaming establishments in California (as well as elsewhere in the country) could have a material adverse effect on our operations.

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

        Mandalay Bay benefitted from the January opening of its new convention center, which contributed to an increase in average room rate, to $187 compared with $173 in the prior year. MotorCity increased its operating income due primarily to decreased depreciation expense in the quarter (see "Depreciation and Amortization" below).

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

Room Revenues

        Room revenues rose $5.4 million, or 3%, in the quarter. Room revenues include revenues from the rental of the new convention space, which amounted to $3.7 million in the quarter. REVPAR at our wholly owned Las Vegas properties increased 3% during the quarter, due primarily to Mandalay Bay. REVPAR at Mandalay Bay rose 6%, with an average room rate of $187 compared with $173 in the prior year. This rise in room rates reflected convention-related bookings attributable to the opening of the new convention center in January. The following table compares average room rates, occupancy and REVPAR at our wholly owned properties:

	Quarter 4/30/03			Quarter 4/30/02
	Avg. Rate	Occupancy	REVPAR	Avg. Rate	Occupancy	REVPAR
Weighted average—all wholly owned properties	$87	86%	$75	$83	89%	$74
Weighted average—wholly owned Las Vegas Strip properties	$104	90%	$94	$97	93%	$90

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

Depreciation and Amortization

        For the three months ended April 30, 2003, depreciation and amortization expense was $35.1 million versus $41.0 million in the prior year. The decrease was due primarily to the reduction of depreciation at MotorCity Casino. Based upon the revised development agreement entered into with the City of Detroit on August 2, 2002, (discussed more fully under "Financial Position and Capital Resources—New Projects"), depreciation expense related to the MotorCity Casino temporary facility was reduced prospectively. Previously, the cost of the temporary facility was being depreciated over its contractual operating term of four years, with annual depreciation expense approximating $40 million. Under the Revised Development Agreement, the temporary facility will be converted into a permanent resort (as opposed to the permanent resort being developed on a separate site, as was the requirement under the original development agreement). Consequently, the remaining book value of the temporary facility is being depreciated over its remaining expected life, resulting in estimated annual depreciation expense of $8-$10 million, pending completion of the permanent facility or other equipment additions.

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

Interest Expense

        For the three months ended April 30, 2003, interest expense (excluding interest expense of unconsolidated joint ventures and without reduction for capitalized interest) decreased $5.9 million versus the comparable prior year period. The decrease in the quarter was due to a combination of lower interest rates on short-term borrowings and fixed-to-floating interest rate swap agreements entered into in June and August 2002 and February 2003 (see "Financial Position and Capital Resources—Financing Activities" for a discussion of our fixed-to-floating swaps). The reduction of interest expense was aided by the issuance of $400 million principal amount of floating rate (LIBOR plus .75%) convertible senior debentures on March 21, 2003. While the net proceeds from this offering were initially used to pay down borrowings outstanding under our revolving credit facility (with a current rate equal to LIBOR plus 1.75%), they ultimately represent a refinancing of our $150 million 6 3/4% Senior Subordinated Notes due 2003 repaid at maturity in July and our $150 million 6.70% Debentures due 2096, which we will likely be required to redeem at the holders' one-time option in November this year. Consequently, the convertible debentures should contribute to even lower interest expense in the future. (See "Financial Position and Capital Resources—Financing Activities" for additional details regarding the convertible debentures.)

        At April 30, 2003, long-term debt (including current portion) stood at $2.87 billion compared to $2.42 billion at April 30, 2002. The current year total includes $4.0 million of debt related to MotorCity Casino, while the prior year total includes $46.0 million of debt related to MotorCity. Capitalized interest was $.9 million in the three months ended April 30, 2003, compared to $1.8 million in the previous year. Capitalized interest in the current year related primarily to the construction of the suites tower at Mandalay Bay, and in the previous year related primarily to the new convention center at Mandalay Bay.

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

        New tax legislation signed into law by the Governor of Nevada on July 22, 2003 will also increase the taxes applicable to our Nevada operations and those of our Nevada joint ventures. Based on our initial evaluation of the new Nevada tax law, we believe that its impact on our income from operations will be less than $10 million annually.

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

Recent Transactions

        On June 30, 2003, we entered into a $145 million capital lease facility covering certain equipment at Mandalay Bay and, subject to certain conditions, we may increase the amount of this facility by up to an additional $105 million on or before December 31, 2003. On June 30, 2003, we also exercised our option under two operating leases relating to equipment located at several of our Nevada properties and purchased the equipment for a total purchase price of $198.3 million, representing the equipment's estimated fair value based on independent appraisals. The purchase was financed utilizing the $145 million we received under the capital lease facility, with the balance being borrowed under our revolving credit facility.

        On July 15, 2003, we called our $275 million 9 1/4% Senior Subordinated Notes due 2005 at a call price of 104.625% using borrowings under our revolving credit facility.

        On July 31, 2003, we issued $250 million 6 1/2% Senior Notes due 2009. The net proceeds were used to repay borrowings under our revolving credit facility.

        On June 12, 2003, we declared a dividend of $.23 per common share, which was paid August 1 to stockholders of record on June 26. On August 27, 2003, our Board of Directors declared a dividend of $.25 per common share payable November 1, 2003 to stockholders of record October 15, 2003.

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

        Under the terms of the joint venture's operating agreement, Mandalay is to receive a management fee for a period of ten years equal to 1.5% of the cost of the permanent casino facility. The management committee of the joint venture made a preliminary determination that Mandalay was entitled to the management fee commencing on the date the Revised Development Agreement was signed, since that agreement provides for the existing facility to become the permanent facility. However, the management committee recently determined that the management fee should not be paid until certain issues surrounding the completion of the permanent facility are closer to resolution. As a result, we reversed previously accrued management fee income of $1.8 million in the second quarter ended July 31, 2003.

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

Liquidity

        We have various obligations in fiscal 2004 including the following: (i) existing cash obligations; (ii) capital commitments on projects under way (see "New Projects"); (iii) repayment of our $150 million 6.70% Debentures due 2096 (which are expected to be put by their holders in November 2003, as permitted under the indenture); and (iv) payment of dividends to the holders of our common stock. We believe we have sufficient capital resources to meet all of the above obligations, as well as provide for additional strategic purchases of our common stock or investments in new projects. This belief is based upon (i) our historically strong and dependable operating cash flows; (ii) the availability of borrowings under our revolving credit facility; and (iii) the ability to raise funds in the debt and equity markets. Under our revolving bank facility, which expires August 2006, we had $740.0 million of borrowing capacity available as of April 30, 2003, of which we could utilize approximately $450 million under the most restrictive of our loan covenants. (Our borrowing capacity under these covenants can fluctuate substantially from quarter to quarter depending upon our operating cash flow.)

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

        We entered into our operating leases solely to provide greater financial flexibility. The rent expense related to these operating leases was reported separately in the consolidated statements of income as operating lease rent. The operating lease agreements contained financial covenants regarding total debt and interest coverage that were similar to those under our credit facilities. The agreements also contained covenants regarding maintenance of the equipment, insurance requirements and prohibitions on liens. As of April 30, 2003, we were in compliance with all of the covenants in these agreements.

        On June 30, 2003, we exercised our purchase option under these operating leases and purchased the equipment for a total purchase price of $198.3 million. The purchase was financed through a combination of borrowings under our new capital lease facility (discussed previously) and borrowings under our revolving credit facility.

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

Item 6. Exhibits and Reports on Form 8-K.

        (a)   The following exhibits are filed as part of this report:

  31.1.
  Certification of Michael S. Ensign, Chief Executive Officer.

  31.2.
  Certification of Glenn Schaeffer, Chief Financial Officer.

  99.1.*
  Certification of Michael S. Ensign Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2.*
  Certification of Glenn Schaeffer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
This exhibit was included with the original filing of this report.

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

MANDALAY RESORT GROUP (Registrant)
Date: September 2, 2003	By:	/s/ GLENN SCHAEFFER Glenn Schaeffer President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
31.1.	Certification of Michael S. Ensign, Chief Executive Officer.
31.2.	Certification of Glenn Schaeffer, Chief Financial Officer.
99.1.*	Certification of Michael S. Ensign Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2.*	Certification of Glenn Schaeffer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
This exhibit was included with the original filing of this report.