Form 10-Q
period 2003-07-31
MANDALAY RESORT GROUP
filed 2003-09-15
CIK 725549

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2003
OR
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

Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 31, 2003
Common Stock, $.01 2/3 par value	61,492,894 shares

MANDALAY RESORT GROUP AND SUBSIDIARIES

Form 10-Q

INDEX

		Page No.
Part I. FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets (Unaudited) at July 31, 2003 and January 31, 2003	3
	Condensed Consolidated Statements of Income (Unaudited) for the Three and Six Months Ended July 31, 2003 and 2002	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended July 31, 2003 and 2002	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6-17
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18-32
Item 3.	Quantitative and Qualitative Disclosures About Market Risks	32-33
Item 4.	Controls and Procedures	33-34
Part II. OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	35
Item 6.	Exhibits and Reports on Form 8-K	35-36

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

MANDALAY RESORT GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	July 31, 2003	January 31, 2003
ASSETS
Current assets
Cash and cash equivalents	$157,994	$148,442
Receivables, net of allowance	75,959	68,410
Inventories	33,097	30,625
Prepaid expenses and other	50,660	63,927

Total current assets	317,710	311,404

Property, equipment and leasehold interests, at cost, net	3,494,085	3,201,635

Other assets
Excess of purchase price over fair market value of net assets acquired	37,965	38,330
Investments in unconsolidated affiliates	564,154	573,345
Other investments	56,707	43,625
Intangible development costs	93,360	93,360
Deferred charges and other assets	78,781	92,965

Total other assets	830,967	841,625

Total assets	$4,642,762	$4,354,664

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$8,491	$20,284
Accounts and contracts payable
Trade	38,599	36,952
Construction	23,143	10,031
Accrued liabilities	272,288	250,110

Total current liabilities	342,521	317,377

Long-term debt, net of current portion	3,021,566	2,763,593

Deferred income tax	213,589	227,652
Accrued intangible development costs	49,360	55,027
Other long-term liabilities	86,969	89,499

Total liabilities	3,714,005	3,453,148

Minority interest	40,322	18,587

Stockholders' equity
Common stock $.01 2/3 par value
Authorized—450,000,000 shares
Issued—113,658,313 shares	1,894	1,894
Preferred stock $.01 par value
Authorized—75,000,000 shares	—	—
Additional paid-in capital	568,683	581,166
Retained earnings	1,562,613	1,489,979
Deferred compensation	(782)	—
Accumulated other comprehensive loss	(13,741)	(16,920)
Treasury stock (52,167,419 and 51,061,847 shares), at cost	(1,230,232)	(1,173,190)

Total stockholders' equity	888,435	882,929

Total liabilities and stockholders' equity	$4,642,762	$4,354,664

The accompanying notes are an integral part of these condensed consolidated financial statements.

MANDALAY RESORT GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
REVENUES:
Casino	$308,745	$302,508	$612,162	$613,851
Hotel	164,798	143,625	325,637	299,033
Food and beverage	122,104	106,995	234,414	213,740
Other	92,784	92,053	173,498	172,813

	688,431	645,181	1,345,711	1,299,437
Less-complimentary allowances	(43,596)	(41,522)	(84,366)	(85,181)

	644,835	603,659	1,261,345	1,214,256

COSTS AND EXPENSES:
Casino	162,510	160,542	321,234	321,720
Hotel	59,847	51,791	115,808	101,921
Food and beverage	84,224	73,642	161,511	144,202
Other operating expenses	54,921	56,943	103,494	106,381
General and administrative	113,935	103,205	220,682	203,689
Corporate general and administrative	7,742	5,856	16,211	14,229
Depreciation and amortization	39,635	41,632	74,772	82,647
Operating lease rent	8,955	12,261	20,172	25,186
Preopening expenses	269	1,548	357	2,017
Write-off of intangible asset	—	13,000	—	13,000

	532,038	520,420	1,034,241	1,014,992

EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	23,007	25,299	45,747	55,868

INCOME FROM OPERATIONS	135,804	108,538	272,851	255,132

OTHER INCOME (EXPENSE):
Interest, dividend and other income	3,910	(2,239)	2,704	27
Guarantee fees from unconsolidated affiliate	—	—	—	193
Interest expense	(50,803)	(52,638)	(101,906)	(108,796)
Loss on early extinguishment of debt, net of related gain on swap terminations	(6,327)	—	(6,327)	—
Net interest expense from unconsolidated affiliates	(1,739)	(2,149)	(3,798)	(4,024)

	(54,959)	(57,026)	(109,327)	(112,600)

MINORITY INTEREST	(15,358)	(4,295)	(29,214)	(15,873)

INCOME BEFORE PROVISION FOR INCOME TAX AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	65,487	47,217	134,310	126,659
Provision for income tax	(23,151)	(17,883)	(47,928)	(46,605)

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	42,336	29,334	86,382	80,054
Cumulative effect of a change in accounting principle for goodwill	—	—	—	(1,862)

NET INCOME	$42,336	$29,334	$86,382	$78,192

BASIC EARNINGS PER SHARE
Income before cumulative effect of change in accounting principle	$.71	$.43	$1.42	1.17
Cumulative effect of a change in accounting principle	—	—	—	(.03)

Net income per share	$.71	$.43	$1.42	$1.14

DILUTED EARNINGS PER SHARE
Income before cumulative effect of change in accounting principle	$.67	$.41	$1.36	$1.13
Cumulative effect of a change in accounting principle	—	—	—	(.03)

Net income per share	$.67	$.41	$1.36	$1.10

Average shares outstanding—basic	59,964,927	68,514,408	60,768,050	68,501,395

Average shares outstanding—diluted	63,028,375	71,213,415	63,662,019	71,278,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

MANDALAY RESORT GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended July 31,
	2003	2002
Cash flows from operating activities
Net income	$86,382	$78,192

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	74,772	82,647
Provision for bad debts	2,056	5,445
Decrease in deferred income tax	(15,774)	(2,374)
(Decrease) increase in interest payable	(3,279)	12,040
Increase in accrued pension cost	5,275	3,987
Loss on disposition of fixed assets	601	933
Cumulative effect of accounting change	—	1,862
Write-off of intangible asset	—	13,000
Decrease in other current assets	1,190	29,075
Increase in other current liabilities	31,772	32,718
Decrease (increase) in other noncurrent assets	8,412	(10,770)
Unconsolidated affiliates' distributions in excess of earnings	8,983	24,194
Minority interest in earnings, net of distributions	21,735	7,224
Other	(2,903)	1,382

Total adjustments	132,840	201,363

Net cash provided by operating activities	219,222	279,555

Cash flows from investing activities
Capital expenditures	(346,002)	(141,154)
Increase in construction payable	13,112	5,150
Increase in other investments	(10,179)	(10,881)
Increase in investments in unconsolidated affiliates	—	(43,500)
Development agreement costs	(10,334)	—
Other	1,251	2,198

Net cash used in investing activities	(352,152)	(188,187)

Cash flows from financing activities
Proceeds from issuance of senior notes and convertible senior debentures	650,000	—
Proceeds from equipment financing	145,000	—
Net effect on cash of issuances and payments of debt with initial maturities of three months or less	(90,000)	(30,000)
Principal payments of debt with initial maturities in excess of three months	(445,139)	(39,144)
Debt issuance costs	(16,536)	(405)
Exercise of stock options	30,253	9,395
Purchases of treasury stock	—	(2,914)
Final settlement and interest under equity forward agreements	(100,582)	—
Reversal of deferred gain	(10,339)	(11,464)
Payment of cash dividend	(13,748)	—
Other	(6,427)	(3,747)

Net cash provided by (used in) financing activities	142,482	(78,279)

Net increase in cash and cash equivalents	9,552	13,089
Cash and cash equivalents at beginning of period	148,442	105,905

Cash and cash equivalents at end of period	$157,994	$118,994

Supplemental cash flow disclosures
Cash paid for interest (net of amounts capitalized, of $2,818 and $5,006)	$104,345	$92,985
Cash paid for income taxes	$31,631	$14,915
Noncash items
Application of deposit for purchase of equipment	$22,500	$—
(Decrease) increase in market value of interest rate swaps	$(3,211)	$16,584
(Increase) decrease in market value of investment in insurance contracts	$(2,903)	$932

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

        The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. The results for the three and six months ended July 31, 2003 are not necessarily indicative of results to be expected for the full fiscal year.

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
	(in thousands, except per share data)
Net income	$42,336	$29,334	$86,382	$78,192

Weighted average shares outstanding (basic)	59,965	68,514	60,768	68,501
Dilutive effect of stock options	3,063	2,699	2,894	2,778

Weighted average shares outstanding (diluted)	63,028	71,213	63,662	71,279

Basic earnings per share	$.71	$.43	$1.42	$1.14

Diluted earnings per share	$.67	$.41	$1.36	$1.10

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
	(in thousands, except per share data)
Net income as reported	$42,336	$29,334	$86,382	$78,192
Less total stock-based employee compensation expense determined under the fair value method, net of tax	(667)	(2,380)	(1,553)	(4,908)

Pro forma net income	$41,669	$26,954	$84,829	$73,284

Net income per share (basic)
As reported	$0.71	$0.43	$1.42	$1.14
Pro forma	0.69	0.39	1.40	1.07
Net income per share (diluted)
As reported	$0.67	$0.41	$1.36	$1.10
Pro forma	0.66	0.38	1.33	1.03

        The Company has also issued restricted stock pursuant to one of its stock incentive plans. The total value of each restricted stock grant, based upon the fair market value of the stock on the date of grant, is initially reported as deferred compensation under stockholders' equity. This deferred compensation is then amortized to compensation expense over the related vesting period. The following table shows the amount of compensation expense reflected in the income statement related to grants of restricted stock (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
Compensation expense	$22	$—	$22	$—

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

        Comprehensive income consists of the following (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
Net income	$42,336	$29,334	$86,382	$78,192
Change in fair value of interest rate swaps	1,622	1,765	3,179	4,974

Comprehensive income	$43,958	$31,099	$89,561	$83,166

        The accumulated comprehensive loss reflected on the balance sheet consists of the following (in thousands):

	July 31, 2003	January 31, 2003
Minimum pension liability adjustment	$11,370	$11,370
Adjustment to fair value of interest rate swaps	2,371	5,550

Accumulated comprehensive loss	$13,741	$16,920

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

	July 31, 2003	January 31, 2003
Circus and Eldorado Joint Venture (50%) (Silver Legacy, Reno, Nevada)	$60,017	$57,615
Elgin Riverboat Resort (50%) (Grand Victoria, Elgin, Illinois)	239,395	249,040
Victoria Partners (50%) (Monte Carlo, Las Vegas, Nevada)	264,742	266,690

	$564,154	$573,345

        In July 2002, the Company made an additional equity contribution of $43.5 million to Victoria Partners. These funds along with an identical equity contribution by the Company's partner, were used to payoff the remaining balance on Monte Carlo's credit facility.

        The Company's unconsolidated affiliates operate with fiscal years ending on December 31. Selected results of operations for each of the unconsolidated affiliates are as follows:

Six months ended June 30, 2003	Silver Legacy	Grand Victoria	Monte Carlo	Total
	(in thousands)
Revenues	$75,130	$187,484	$132,624	$395,238
Expenses	62,169	143,760	93,911	299,840
Income from operations	12,961	43,724	38,713	95,398
Net income	5,088	43,898	38,810	87,796
Six months ended June 30, 2002	Silver Legacy	Grand Victoria	Monte Carlo	Total
	(in thousands)
Revenues	$78,561	$208,737	$128,212	$415,510
Expenses	63,466	147,906	91,264	302,636
Income from operations	15,095	60,831	36,948	112,874
Net income	8,126	61,214	35,863	105,203

Note 4.    Intangible Development Costs

        On August 2, 2002, the Detroit City Council approved a revised development agreement pursuant to which MotorCity Casino will expand its current facility by December 31, 2005. Under the revised development agreement, MotorCity Casino had paid the City of Detroit $29.8 million as of July 31, 2003, and is obligated to pay an additional $14.2 million in 10 equal monthly installments by May 2004. MotorCity is further obligated, through letters of credit issued by the Company, to fund approximately $49.4 million to repay bonds issued by the Economic Development Corporation of the City of Detroit.

The Company recorded an intangible asset of $93.4 million, representing the total of the above payments and obligations. As of July 31, 2003, the remaining unpaid obligation is $63.6 million ($14.2 million current portion). These intangible development costs have an indefinite life. (See Note 10—Commitments and Contingent Liabilities for additional details regarding the Company's Detroit joint venture.)

Note 5.    Long-term Debt

        Long-term debt consisted of the following:

	July 31, 2003	January 31, 2003
Amounts due under bank credit agreements at floating interest rates, weighted average of 2.8% and 3.2%	$570,000	$660,000
Amounts due under majority-owned joint venture revolving credit facility at floating interest rates, weighted average of 2.8%	—	20,000
6 3/4% Senior Subordinated Notes due 2003 (net of unamortized discount of $7)	—	149,993
9 1/4% Senior Subordinated Notes due 2005	—	275,000
6.45% Senior Notes due 2006 (net of unamortized discount of $110 and $132)	199,890	199,868
10 1/4% Senior Subordinated Notes due 2007	500,000	500,000
9 1/2% Senior Notes due 2008	200,000	200,000
6 1/2% Senior Notes due 2009	250,000	—
9 3/8% Senior Subordinated Notes due 2010 (net of unamortized discount of $1,745 and $1,877)	298,255	298,123
7 5/8% Senior Subordinated Debentures due 2013	150,000	150,000
Amounts due under Convertible Senior Debentures due 2033 at floating interest rates, weighted average of 1.8%	400,000	—
7.0% Debentures due 2036 (net of unamortized discount of $72 and $79)	149,928	149,921
6.70% Debentures due 2096 (net of unamortized discount of $16 and $40)	149,984	149,960
Obligation under equipment financing agreement	145,000	—
Other notes	4,242	4,381

	3,017,299	2,757,246
Current portion of long-term debt	(8,491)	(20,284)
Debt premium from termination of reverse interest rate swaps	20,859	26,631
Market value of reverse interest rate swaps	(8,101)	—

	$3,021,566	$2,763,593

        On March 21, 2003, the Company issued $350 million original principal amount of floating-rate convertible senior debentures due 2033 ("convertible debentures"). An additional $50 million original principal amount of the convertible debentures were issued on April 2, 2003, pursuant to an option granted to the initial purchasers. The convertible debentures bear interest at a floating rate equal to 3-month LIBOR (reset quarterly) plus 0.75%, subject to a maximum rate of 6.75%. The convertible debentures also provide for the payment of contingent interest after March 21, 2008 if the average market price of the convertible debentures reaches a certain threshold.

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

        On July 15, 2003, the Company redeemed its $275 million principal amount of 9 1/4% Senior Subordinated Notes due 2005 at a redemption price of 104.625% plus interest accrued to the redemption date. In addition to the premium of $12.7 million, the company wrote off related unamortized loan fees of $2.6 million, resulting in a total loss of $15.3 million. However, this loss was partially offset by $9.0 million in gains from the sale of related interest rate swaps. This resulted in a net loss on redemption of $6.3 million, as reflected in the income statement. The company also repaid its $150 million principal amount of 6 3/4% Senior Subordinated Notes due July 15, 2003. These transactions were funded utilizing borrowings under the company's revolving credit facility.

        On July 31, 2003, the Company issued $250 million principal amount of 6 1/2% Senior Notes due 2009. The net proceeds were used to repay borrowings under the Company's revolving credit facility.

        On June 30, 2003, the Company entered into an equipment financing agreement pursuant to which it borrowed $145 million, collateralized by certain equipment at Mandalay Bay. Subject to certain conditions, the Company may borrow an additional $105 million under this agreement on or before December 31, 2003. The proceeds, in combination with borrowings under the Company's revolving credit facility, were used to fund the June 30, 2003 purchase of $198.3 million of equipment previously leased under the Company's operating lease agreements (see Note 7). The equipment financing agreement contains financial covenants regarding total debt and interest coverage that are similar to those under the Company's credit facilities. The agreement also contains covenants regarding equipment maintenance, insurance requirements and prohibitions on liens.

        At July 31, 2003, the Company was in compliance with all of the covenants in its credit facilities and the equipment financing agreement and, under the most restrictive covenant, was restricted from issuing additional debt in excess of approximately $430 million.

Note 6.    Interest Rate Swaps

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

        The Company has entered into various interest rate swaps, principally with its bank group, to manage interest expense, which is subject to fluctuation due to the variable-rate nature of the debt under the Company's credit facilities. The Company has an interest rate swap agreement ("cash flow hedge") under which it pays a fixed interest rate of 6.4% and receives a variable interest rate of 1.0% at July 31, 2003 on $200 million notional amount, which terminates in fiscal 2004.

        On July 31, 2003, the Company entered into two "reverse" interest rate swap agreements ("fair value hedges") with members of its bank group. Under one agreement, the Company receives a fixed interest rate of 6.5% and pays a variable interest rate (based on LIBOR plus 2.39%, or 3.5% at July 31, 2003) on $200 million notional amount. Under the other, the Company receives a fixed rate of 6.5% and pays a variable interest rate (based on LIBOR plus 2.42%, or 3.6% at July 31, 2003) on $50 million notional amount.

        In February 2003, the Company entered into two "reverse" interest rate swap agreements ("fair value hedges") with members of its bank group. Under one agreement, the Company received a fixed interest rate of 9.25% and paid a variable interest rate (based on LIBOR plus 6.35%) on $275 million notional amount. Under the other, the Company received a fixed rate of 6.45% and paid a variable interest rate (based on LIBOR plus 3.57%) on $200 million notional amount. In May 2003, the Company elected to terminate the $275 million swap and received $2.7 million in cash representing the fair market value of the swap. Since the underlying $275 million Senior Subordinated Notes were called on July 15, 2003, the unamortized portion of this gain (along with the unamortized portion of the gain related to a similar interest rate swap that was terminated in October 2002) was offset against the related loss on early retirement of debt. The total gain thus offset was $9.0 million. Meanwhile, in June 2003, the Company elected to terminate the $200 million swap. The Company received $4.1 million in cash representing the fair market value of the swap, and recorded a corresponding debt premium which will be amortized to interest expense, using an effective interest rate method, over the remaining life of the related debt instrument.

        The net effect of all swaps resulted in additional interest expense of $0.1 million in the quarter and a reduction of interest expense of $0.8 million in the six months ended July 31, 2003.

        The Company is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. However, the Company considers the risk of nonperformance by the counterparties to be minimal because the parties to the swaps are predominantly members of the Company's bank group. If the Company had terminated all of its then-existing swaps as of July 31, 2003, the Company would have had to pay a net amount of $10.8 million based on quoted market values from the various financial institutions holding the swaps.

        Our swaps meet the criteria for hedge accounting established by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which the Company adopted in fiscal 2002. The Company reports its swap related assets and liabilities on a net basis in "Other Long-term Liabilities". The fair market value of the swap designated as a cash flow hedge increased by $4.9 million ($3.2 million, net of tax) during the six months ended July 31, 2003, which decreased the net liability, with the corresponding income included as other comprehensive income. The fair market value of the swaps designated as fair value hedges decreased $8.1 million during the six months ended July 31, 2003, which increased the net liability with a corresponding decrease in long-term debt.

        In the first quarter of fiscal 2004, the Company recorded a $3.6 million increase in the fair market value of its fair value hedges. As previously discussed, these fair value hedges were subsequently terminated in the second quarter of fiscal 2003 and consequently, the $3.6 million has been removed from net liabilities and long-term debt. The fair values received from the early termination of these fair value hedges were recorded as debt premiums, which will be amortized to interest expense as discussed previously. However, the unamortized portion of the fair value received from the early termination of the fair value hedge related to the $275 million 9 1/4% Senior Subordinated Notes due 2005 that were called on July 15, 2003, was recognized as a gain during the second quarter and offset against the related loss on early retirement of debt.

Note 7.    Leasing Arrangements

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

        We entered into these operating leases solely to provide greater financial flexibility. The rent expense related to these operating leases was reported separately in the consolidated statements of income as operating lease rent. The operating lease agreements contained financial covenants regarding total debt and interest coverage that were similar to those under our credit facilities. The agreements also contained covenants regarding maintenance of the equipment, insurance requirements and prohibitions on liens.

        On June 30, 2003, the Company exercised its purchase options under these operating leases and purchased the equipment for a total purchase price of $198.3 million, representing the equipment's fair market value based upon independent appraisals. Of this amount, $188.0 million was reflected as capital expenditures, with the balance of $10.3 million representing the reversal of unamortized deferred gain related to the December 2001 sale and leaseback transaction. The purchase price was financed utilizing the $145 million the Company received under its equipment financing agreement, with the balance being borrowed under the revolving credit facility.

Note 8.    Stock Options and Restricted Stock

        The Company has various stock incentive plans for executive, managerial and supervisory personnel, as well as the Company's outside directors and consultants. All of the plans permit grants of options, and two of the plans also permit the grant of performance shares and restricted stock awards relating to the Company's common stock. As of July 31, 2003, the awards granted pursuant to these plans included stock options, which are generally exercisable in one or more installments beginning not less than six months after the grant date, and restricted stock.

        Summarized information for stock options and restricted stock is as follows:

	Six Months Ended July 31, 2003
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	7,805,569	$17.39
Granted	84,300	19.87
Exercised	(2,161,334)	13.98
Canceled	(32,200)	23.01

Outstanding at end of period	5,696,335	18.69

Exercisable at end of period	4,113,001	17.80

Available for grant at end of period	3,195,824

        During the six months ended July 31, 2003, the Company did not purchase any shares of its common stock. In the prior year period, the Company purchased 109,415 shares of its common stock at a cost of $2.9 million. These amounts do not include interim settlements under the Company's equity forward agreements.

Note 9.    Equity Forward Agreements

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

        The Company incurred quarterly interest charges on the notional amount at a rate equal to LIBOR plus 1.95%. Total interest charges incurred from inception through March 31, 2003, amounted to $12.3 million, of which $0.7 million was incurred during the quarter ended April 30, 2003. The Company also incurred structuring fees and commission charges totaling $3.7 million, none of which were incurred during the six months ended July 31, 2003. These interest charges and other fees are included in the cost of treasury stock, net of the related tax benefit.

Note 10.    Commitments and Contingent Liabilities

Mandalay Bay Suites Tower

        The Company is currently building a new 1,122-suite hotel tower at Mandalay Bay. The 43-story tower will be located on the west side of the property. The new suites will average 750 square feet, among the largest room product in the Las Vegas market. The tower will also include meeting suites, a spa and fitness center, two restaurants and a lounge. The Company expects that the new suites will serve the demand generated by the new convention center. The tower broke ground during the third quarter of fiscal 2003 and should be completed in November 2003. The total cost of the project is estimated to be $230 million, excluding land, capitalized interest and preopening expenses. As of July 31, 2003, the Company had incurred costs of $102.6 million related to this project.

Retail Center

        The Company is constructing a retail center between Mandalay Bay and Luxor. The center will include approximately 90,000 square feet of retail space and approximately 40 stores and restaurants, including several upscale, internationally-branded retailers. Construction began in the third quarter last year, with an expected opening in October 2003. The cost is estimated to be approximately $40 million, excluding land, capitalized interest and preopening expenses. As of July 31, 2003, the Company had incurred costs of $31.0 million related to this project.

Detroit

        The Company participates with the Detroit-based Atwater Casino Group in a joint venture that owns and operates a casino in Detroit, Michigan. This joint venture is one of three groups which negotiated casino development agreements with the City of Detroit. The Company has a 53.5% ownership interest in the joint venture.

        Pursuant to a Revised Development Agreement approved by the Detroit City Council on August 2, 2002, MotorCity Casino is to be expanded into a permanent facility at its current location by

December 31, 2005. Under the terms of this agreement, the joint venture had paid the City a total of $29.8 million as of July 31, 2003 and is obligated to pay an additional $14.2 million in 10 equal monthly installments by May 2004.

        The joint venture's $150 million credit facility matured on June 30, 2003. The Company had guaranteed this credit facility.

        Under the terms of the joint venture's operating agreement, Mandalay is to receive a management fee for a period of ten years equal to 1.5% of the cost of the permanent casino facility. The management committee of the joint venture made a preliminary determination that Mandalay is entitled to the management fee commencing on the date the Revised Development Agreement was signed, since that agreement provides for the existing facility to become the permanent facility. However, the management committee recently determined that the management fee should not be paid until certain issues surrounding the completion of the permanent facility are closer to resolution. As a result, we reversed previously accrued management fee income of $1.8 million in the second quarter ended July 31, 2003.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

        We are one of the largest hotel-casino operators in the United States. Our operations consist of wholly owned resorts in Nevada and Mississippi, as well as investments in joint ventures with operating resorts in Nevada, Illinois and Michigan. Our resorts cater to a wide variety of customers and we strive to provide the best value in each of the market segments where we compete. We generate approximately half of our revenues from gaming activities, with hotel operations contributing approximately 25%.

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

CRITICAL ACCOUNTING POLICIES

        A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2003. There have been no material changes to those policies during the quarter and six months ended July 31, 2003.

SIGNIFICANT FACTORS AFFECTING RESULTS OF OPERATIONS

The War in Iraq

        We believe that the war in Iraq affected our operating results in the first quarter of fiscal 2004. The intense and comprehensive media coverage of the war, along with travel concerns, caused many customers to stay close to home during March and April. In Las Vegas, visitor volume dropped 7.4% in March and 1.5% in April, effectively wiping out the gains in visitor volume experienced during the first two calendar months of 2003. However, we believe the war and its aftermath did not significantly affect our second quarter results, as Las Vegas visitor volume in May and June remained relatively flat when compared with the previous year.

        We cannot predict the extent to which the aftermath of the war in Iraq will continue to directly or indirectly impact our operating results, nor can we predict the extent to which future security alerts or terrorist attacks, such as those that occurred September 11, 2001, may interfere with our operations.

Economic Conditions

        Historically, there has not been a high correlation between economic conditions and our operating results. This has been true with respect to the overall U.S. economy and also the regional economies from which we derive a sizeable portion of our customers (e.g., California). However, we believe the economic downturn in the country did affect our results for the second quarter and the six months ended July 31, 2003.

Expansion of Native American Gaming

        A significant expansion of Native American gaming operations has occurred in California and is continuing. This trend has caused generally lower operating results at our properties in the secondary markets of Reno, Laughlin and Jean, Nevada. While most existing Native American gaming facilities in California are modest compared to our Nevada casinos, numerous Native American tribes have announced that they are in the process of constructing, developing, or are considering establishing, large-scale hotel and gaming facilities in California. A significant new Native American casino development opened in June 2003 in northern California, which we expect will place additional competitive pressure on our operations in the Reno market. Numerous other tribes are at various stages of planning new or expanded facilities. The continued growth of Native American gaming establishments in California (as well as elsewhere in the country) could have a material adverse effect on our operations.

RESULTS OF OPERATIONS

Earnings per Share

        For the quarter ended July 31, 2003, we reported net income of $42.3 million, or $.67 per diluted share, versus $29.3 million, or $.41 per diluted share, for the quarter ended July 31, 2002. For the six months, net income was $86.4 million, or $1.36 per diluted share, compared to $78.2 million, or $1.10 per diluted share.

        The increase in earnings per share in the second quarter and the six months was attributable to a combination of factors, most notably lower average diluted shares outstanding, strong results at our Las Vegas Strip properties and the prior year write-off of intangible costs associated with MotorCity Casino in Detroit (see discussion below). Average diluted shares outstanding for the three and six month periods decreased 11% from the comparable prior year periods, a reflection of our substantial share repurchase in fiscal 2003 and the March 2003 settlement of our equity forward agreement (pursuant to which we acquired 3.3 million shares). Meanwhile, income from operations at our Las Vegas Strip properties (including our 50% share of Monte Carlo) rose $15.5 million in the quarter and $11.8 million in the six months, driven by increases in REVPAR of 13% and 8%, respectively.

        With the exception of Gold Strike Resort in Tunica County, Mississippi and MotorCity Casino, operating results were lower at most of our wholly-owned and joint venture properties outside of Las Vegas. As discussed previously, competition from Native American casinos and challenging economic conditions accounted for most of the downturn in those results. Income from operations at MotorCity Casino increased due primarily to lower depreciation expense in the quarter and six months (see the discussion under "Depreciation and Amortization" below) and the aforementioned prior year write-off of intangible costs.

        Results for the second quarter and six months include a loss on early retirement of debt of $6.3 million arising from the call of our $275 million 9 1/4% Senior Subordinated Notes due 2005 (see "Interest Expense" below). Results for the second quarter and six months also include the effect of reversing previously accrued management fee income of $1.8 million from our 53.5%-owned MotorCity Casino in Detroit, Michigan (see the discussion under "New Projects—Detroit" in Financial Position and Capital Resources below).

        For the three and six months ended July 31, 2003, results include preopening expenses of $0.3 million and $0.4 million, related primarily to the new retail center connecting Mandalay Bay and Luxor that is scheduled to open in October of this year. For the three and six months ended July 31,

2002, results included preopening expenses of $1.5 million and $2.0 million, related primarily to the new convention center at Mandalay Bay that opened in January 2003.

        Results for the three and six months ended July 31, 2003, also include a market value adjustment related to investments associated with our Supplemental Executive Retirement Plan (a defined benefit plan for senior executives). The carrying value of these investments must be adjusted to market value at the end of each reporting period. This adjustment resulted in noncash gains of $4.0 million in the quarter and $2.9 million in the six-month period (reflected in the "interest, dividend and other income" caption). In the comparable prior year periods, we recorded losses in market value of $1.9 million and $0.9 million, respectively.

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

        Results for the six-months ended July 31, 2002, also reflect the impact of a new accounting pronouncement, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142 (which became effective for Mandalay on February 1, 2002), goodwill is no longer amortized, but must be reviewed at least annually for impairment. We completed our implementation analysis of the goodwill arising from our prior acquisitions. Based upon this analysis, we recorded a write-off of $1.9 million (reflected as a cumulative effect of a change in accounting principle in the quarter ended April 30, 2002), representing the goodwill associated with the June 1, 1995 acquisition of the Railroad Pass Hotel and Casino.

Revenues

        Revenues increased $41.2 million, or 7%, for the three months ended July 31, 2003 and $47.1 million, or 4%, for the six months compared to the same periods last year. Our Las Vegas Strip properties reflected increased revenues of $39.5 million, or 10%, in the second quarter and $54.2 million, or 7%, in the six months. Mandalay Bay accounted for the majority of these increases, with revenues rising $26.5 million, or 19%, in the quarter and $46.1 million, or 16%, in the six-month period, owing primarily to the impact of the new convention center that opened in January 2003, as well as the success of the Broadway hit, "Mamma Mia!" which opened February 3, 2003.

        For the most part, revenues declined at our other Nevada properties in both periods, mainly because of expanded Native American gaming in California and difficult economic conditions, as discussed previously. In the three months, revenues at Circus Circus-Reno increased slightly by $0.5 million, or 2%, but decreased in the six months by $1.8 million, or 3%. Revenues at our Laughlin properties were up $0.1 million, or less than 1%, in the quarter, but were down $3.7 million, or 5%, in the six months, while revenues at our Jean and Henderson properties decreased $1.3 million, or 6%, and $4.1 million, or 10%, in the quarter and six months, respectively.

        Meanwhile, revenues at Gold Strike Resort in Tunica County, Mississippi were up $2.2 million, or 7%, in the quarter and $4.5 million, or 7%, in the six months. Gold Strike continues to pursue marketing efforts that have contributed to an increase in its share of the market. In Detroit, Michigan, MotorCity Casino experienced an increase in revenues of $0.3 million, or less than 1%, in the quarter and a decrease of $1.6 million, or 1%, in the six months.

Casino Revenues

        Casino revenues increased $6.2 million, or 2%, in the quarter, but declined $1.7 million, or less than 1%, in the six months. In Nevada, all of our Las Vegas Strip properties reported increased casino revenues in the quarter, led by a $3.2 million, or 12%, increase at Excalibur. Excalibur's increase was attributable to improved casino traffic due to increased occupancy and a higher hold percentage stemming from a change in the mix of pit games and slot machines.

        Our wholly owned Nevada properties outside Las Vegas reported a combined decrease in casino revenues in both the three and six months due to the impact of the significant factors discussed previously. For its part, casino revenues at Gold Strike Resort in Mississippi rose $2.3 million, or 9%, in the quarter and $4.7 million, or 9%, in the six months due to marketing efforts which increased slot play.

Hotel Revenues

        Hotel revenues rose $21.2 million, or 15%, in the quarter and $26.6 million, or 9%, in the six months. REVPAR at our wholly owned Las Vegas properties increased 15% during the quarter and 9% during the six months, due primarily to Mandalay Bay (where REVPAR rose 18% and 12%, respectively) and to Luxor (where REVPAR rose 15% and 9%, respectively). This rise in REVPAR was mostly due to convention-related bookings attributable to the new convention center, which opened in January. Hotel revenue include revenues from the rental of the new convention space, which amounted to $2.5 million and $6.2 million in the three and six month periods, respectively.

        The following table compares average room rates, occupancy and REVPAR at our wholly owned properties:

	Quarter 7/31/03			Quarter 7/31/02
	Avg. Rate	Occupancy	REVPAR	Avg. Rate	Occupancy	REVPAR
Weighted average—all wholly owned properties	$84	88%	$74	$77	85%	$65
Weighted average—wholly owned Las Vegas Strip properties	$100	92%	$92	$89	90%	$80
	Six months 7/31/03			Six months 7/31/02
	Avg. Rate	Occupancy	REVPAR	Avg. Rate	Occupancy	REVPAR
Weighted average—all wholly owned properties	$85	87%	$74	$80	87%	$69
Weighted average—wholly owned Las Vegas Strip properties	$102	91%	$93	$93	91%	$85

Food and Beverage Revenues

        Food and beverage revenues increased $15.1 million, or 14%, and $20.7 million, or 10%, in the quarter and six months ended July 31, 2003. The increases were mainly due to the expansion of Mandalay Bay's convention business following the opening of the new convention center.

Other Revenues

        Other revenues come principally from amusements, retail stores and entertainment. Other revenues increased $0.7 million, or 1%, and $0.7 million, or less than 1%, respectively in the quarter and six months versus last year. Increased entertainment revenues at Mandalay Bay from the February opening of "Mamma Mia!" were mitigated by decreases at other properties.

Income from Operations

        For the three and six months ended July 31, 2003, income from operations rose $27.3 million, or 25%, and $17.7 million, or 7%, compared with the previous year. The composite operating margins were 21.1% and 21.6% for the three and six months this year, compared to 18.0% and 21.0% last year. Income from operations in the quarter and six months benefitted from improved operating results at our Las Vegas Strip properties (discussed more fully below), decreased depreciation and amortization expense at MotorCity Casino of $7.9 million and $15.8 million, respectively (see the discussion under "Depreciation and Amortization") and the write-off of $13.0 million in intangible costs associated with MotorCity Casino in the prior year. The above increases were partially offset by declines in earnings from unconsolidated affiliates of $2.3 million in the three months and $10.1 million in the six months, stemming primarily from the impact of higher casino taxes at the Grand Victoria in Elgin, Illinois. The table below summarizes our operating results by property and is followed by a discussion of operating results by market.

	Quarter 7/31/2003		Quarter 7/31/2002
Operating Results by Property (in millions)	Income from Operations	Depreciation	Income from Operations	Depreciation
Mandalay Bay	$28.3	$14.9	$22.2	$8.6
Luxor	21.9	5.9	16.6	4.8
Excalibur	19.9	3.1	17.9	2.9
Circus Circus—Las Vegas(1)	12.7	4.6	12.9	4.3
Gold Strike—Tunica	5.5	2.1	3.9	3.3
Colorado Belle/Edgewater	0.8	2.4	3.1	2.7
Circus Circus—Reno	3.8	1.5	5.3	1.8
Gold Strike properties(2)	0.3	0.9	0.2	1.4
MotorCity Casino(3)	33.6	2.4	10.4	10.3
Unconsolidated joint ventures(4)	23.0	0.1	25.3	0.1
Other	(4.6)	0.0	(2.4)	0.4

Subtotal	145.2	37.9	115.4	40.6
Corporate expense	(9.4)	1.7	(6.9)	1.0

Total	$135.8	$39.6	$108.5	$41.6

	Six months 7/31/2003		Six months 7/31/2002
Operating Results by Property (in millions)	Income from Operations	Depreciation	Income from Operations	Depreciation
Mandalay Bay	$55.6	$27.2	$45.5	$17.6
Luxor	47.4	11.0	44.4	9.4
Excalibur	40.9	5.7	39.2	5.8
Circus Circus—Las Vegas(1)	23.4	9.0	26.5	8.8
Gold Strike—Tunica	10.7	4.3	7.8	6.5
Colorado Belle/Edgewater	4.8	4.8	10.4	5.4
Circus Circus—Reno	4.1	2.9	7.0	3.6
Gold Strike properties(2)	1.2	1.7	1.9	2.8
MotorCity Casino(3)	64.1	4.7	36.5	20.5
Unconsolidated joint ventures(4)	45.8	0.2	55.9	0.2
Other	(5.7)	0.1	(4.1)	0.3

Subtotal	292.3	71.6	271.0	80.9
Corporate expense	(19.4)	3.2	(15.9)	1.7

Total	$272.9	$74.8	$255.1	$82.6

(1)
Includes Circus Circus-Las Vegas and Slots-A-Fun.

(2)
Includes Gold Strike, Nevada Landing and Railroad Pass.

(3)
MotorCity Casino is 53.5%-owned and its operations are consolidated for financial reporting purposes.

(4)
Includes our 50% share of Monte Carlo, Grand Victoria and Silver Legacy.

Las Vegas

        Our Las Vegas properties (including our 50% share of Monte Carlo) posted overall increases in income from operations of $15.5 million, or 20%, and $11.8 million, or 7%, during the three and six months ended July 31, 2003. At Mandalay Bay, income from operations rose $6.1 million, or 27%, and $10.1 million, or 22%, in the three and six months due primarily to the January 2003 opening of the new convention center, which increased the property's foot traffic and levered room rates upward, particularly during the slower mid-week period.

        At Luxor, income from operations rose $5.3 million, or 32%, in the quarter, and $3.0 million, or 7%, in the six months, driven by increases in REVPAR of 15% and 9%, respectively. Income from operations at Excalibur was up $2.0 million, or 11%, and $1.7 million, or 4%, in the same periods, with REVPAR rising 10% and 5%, respectively. These properties, located along our Mandalay Mile, have also derived a significant benefit from the new convention center at Mandalay Bay. Meanwhile, income from operations at Circus Circus declined $0.2 million, or 2%, and $3.1 million, or 12%, in the three and six months ended July 31, 2003. This property caters to a segment of the market that appears to be more sensitive to economic conditions and other external factors, and thus has far less pricing leverage, particularly in its rooms. The contribution from Monte Carlo rose $2.2 million, or 30%, for the quarter and $0.1 million, or 1%, for the six months.

Reno

        Income from operations at our Reno properties (including our 50% share of Silver Legacy) was down $1.8 million, or 18%, and $4.5 million, or 29%, in the quarter and six months ended July 31, 2003, due to the adverse impact of the expansion of Native American gaming in California and the northwestern U.S., as well as the other significant factors discussed previously.

Laughlin

        Our two Laughlin properties, Colorado Belle and Edgewater, posted a combined decrease in income from operations of $2.3 million, or 74%, and $5.6 million, or 54%, for the quarter and six months. The Laughlin market continues to face increased competition from Native American casinos in its primary feeder markets in Arizona and southern California.

Other Markets

        In Detroit, Michigan, MotorCity Casino generated increases in income from operations of $23.2 million and $27.6 million in the three and six months. The increases were due primarily to the previously discussed write-off of intangible costs in the prior year and to lower depreciation expense (see discussion under "Depreciation and Amortization"). See also "New Projects—Detroit" under Financial Position and Capital Resources for additional details regarding our Detroit operation.

        In Tunica County, Mississippi, income from operations at Gold Strike was up $1.6 million, or 41%, and $2.9 million, or 37%, in the three and six months ended July 31, 2003, compared to the prior year. These increases were due to increased marketing efforts.

        The contribution to income from operations from Grand Victoria (a 50%-owned riverboat casino in Elgin, Illinois) declined $4.2 million, or 32%, in the quarter and $8.5 million, or 30%, in the six months. Results at this property reflect the impact of recent gaming tax increases approved by the Illinois legislative, the first of which took effect July 1, 2002 and included a top end rate of 50% on gaming revenues exceeding $200 million, and a second increase that took effect July 1, 2003 and raised the top-end rate to 70% on gaming revenues exceeding $250 million.    These tax increases reduced the contribution from Grand Victoria by approximately $4.7 million in the second quarter and $9.5 million in the six months. See also "Recent Tax Developments".

Depreciation and Amortization

        For the three and six months ended July 31, 2003, depreciation and amortization expense was $39.6 million and $74.8 million versus $41.6 million and $82.6 million in the prior year. The decreases were due primarily to the reduction of depreciation at MotorCity Casino. Based upon the revised development agreement entered into with the City of Detroit on August 2, 2002, (discussed more fully under "Financial Position and Capital Resources—New Projects"), depreciation expense related to the MotorCity Casino temporary facility was reduced prospectively. Previously, the cost of the temporary facility was being depreciated over its contractual operating term of four years, with annual depreciation expense approximating $40 million. Under the Revised Development Agreement, the temporary facility will be converted into a permanent resort (as opposed to the permanent resort being developed on a separate site, as was the requirement under the original development agreement). Consequently, the remaining book value of the temporary facility is being depreciated over its remaining expected life, resulting in estimated annual depreciation expense of $8-$10 million, pending completion of the permanent facility or other equipment additions. The above reduction of depreciation expense was partially offset by increased depreciation due to the June 30, 2003 exercise of purchase options under our two operating lease agreements, pursuant to which we paid $198.3 million to acquire the equipment under these leases. See the discussion under "Financing Activities—Recent Transactions" in Financial Position and Capital Resources for additional details.

Operating Lease Rent

        Operating lease rent for the three and six months ended July 31, 2003, was $9.0 million and $20.2 million, compared $12.3 million and $25.2 million in the prior year. The decrease in rent expense was related primarily to the previously discussed June 30, 2003 termination of our operating leases. See the discussion under "Off Balance Sheet Arrangements—Operating Leases" in Financial Position and Capital Resources for additional details regarding our operating lease agreements.

Interest Expense

        For the three and six months ended July 31, 2003, interest expense (excluding the loss on early extinguishment of debt, interest expense of unconsolidated joint ventures and without reduction for capitalized interest) decreased $3.2 million and $9.1 million, respectively, over the comparable prior-year periods. The decrease in the quarter was due to a combination of lower interest rates on short-term borrowings and fixed-to-floating interest rate swap agreements entered into in June and August 2002 and February 2003. The reduction of interest expense was aided by the issuance of $400 million original principal amount of floating rate (LIBOR plus .75%) convertible senior debentures on March 21, 2003. While the net proceeds from this offering were initially used to pay down borrowings outstanding under our revolving credit facility (with a current rate equal to LIBOR plus 1.75%), they ultimately represent a refinancing of our $150 million 6 3/4% Senior Subordinated Notes due 2003 (which were repaid in July) and our $150 million 6.70% Debentures due 2096, which we will likely be required to redeem at the holders' one-time option in November this year. Consequently, the convertible debentures are likely to contribute to lower interest expense in the future. See "Financial Position and Capital Resources—Financing Activities" for additional details regarding our interest rate swap agreements and our convertible debentures.

        On July 15, 2003, we called our $275 million 9 1/4% Senior Subordinated Notes due 2005 using borrowings under our revolving credit facility. We paid a premium of $12.7 million to call these notes and wrote off related unamortized loan fees of $2.6 million, resulting in a total loss of $15.3 million. This loss was partially offset by $9.0 million in gains from the sale of related interest rate swaps. As a result of this transaction, the three and six month results include a net loss on early retirement of debt of $6.3 million.

        At July 31, 2003, long-term debt (including current portion) stood at $3.03 billion compared to $2.45 billion at July 31, 2002. Capitalized interest was $1.9 million and $2.8 million in the three and six months ended July 31, 2003, compared to $3.2 million and $5.0 million in the previous year. Capitalized interest in the current year related primarily to the suites tower currently under construction at Mandalay Bay, and in the previous year related primarily to the new convention center at Mandalay Bay.

Income Taxes

        The effective tax rate for the three and six months ended July 31, 2003 was 35.4% and 35.7% compared to 37.9% and 37.3% for the same periods a year ago. These rates reflect the corporate statutory rate of 35% plus the effect of various nondeductible expenses, primarily the write-off of goodwill in the previous year.

Recent Tax Developments

        On June 20, 2003, the Governor of Illinois signed new tax legislation which provides for an increase in tax rates on Illinois gaming revenues. Under the bill, the upper tax rate on casino revenues was increased from 50% on casino revenues exceeding $200 million to 70% on casino revenues exceeding $250 million. The legislation also provides for increased tax rates for the lower revenue tiers as well as increased boarding fees. Based on current revenue levels, we estimate that this tax increase will reduce the contribution from our 50%-owned Grand Victoria by approximately $20-$25 million annually.

        New tax legislation signed into law by the Governor of Nevada on July 22, 2003 will increase the taxes applicable to our Nevada operations and those of our Nevada joint ventures. Based on our initial evaluation of the new Nevada tax law, we believe that its impact on our income from operations will be less than $10 million annually.

FINANCIAL POSITION AND CAPITAL RESOURCES

Operating Activities

        For the six months ended July 31, 2003, net cash provided by operating activities was $219.2 million versus $279.6 million in the prior year. The decrease is due primarily to lower distributions from unconsolidated affiliates. In the prior year, Mandalay received a $20.0 million special distribution from Silver Legacy.

        Mandalay had cash and cash equivalents of $158.0 million at July 31, 2003, sufficient for normal daily operating requirements.

Investing Activities

        Net cash used in investing activities was $352.2 million for the six months ended July 31, 2003, versus $188.2 million in the prior year. Higher capital expenditures accounted for most of the increase.

        Capital expenditures for the six months ended July 31, 2003, totaled $346.0 million, of which $188.0 million related to the acquisition of equipment pursuant to purchase options we exercised under our operating lease agreements (see "Recent Transactions" and "Off Balance Sheet Arrangements—Operating Leases" for additional details), $84.1 million related to the construction of the new suites tower at Mandalay Bay scheduled to open in fall 2003 (see "New Projects" for additional details), and $20.3 million related to the construction of the new retail concourse between Mandalay Bay and Luxor scheduled to open in October. During the six months, we also purchased a new corporate airplane for $22.7 million. This purchase was funded primarily through the application of a $22.5 million deposit made in fiscal 2003. In the corresponding six months last year, capital expenditures totaled $141.2 million, of which $96.7 million related to the construction of the new convention center at Mandalay Bay and $12.1 million related to a remodeling of suites at Mandalay Bay.

Financing Activities

        For the six months ended July 31, 2003, financing activities provided net cash of $142.5 million. We received combined net proceeds of $650 million from the March and April 2003 issuances of $400 million original principal amount of Floating Rate Convertible Senior Debentures due 2033 and the July 2003 issuance of $250 million 6 1/2% Senior Notes due 2009. These proceeds were used to pay down our revolving credit facility. We utilized borrowings under the revolving credit facility to fund the March 2003 settlement of our $100 million equity forward agreement, the repayment of our $150 million 6 3/4% Senior Subordinated Notes due July 2003, and the July 15 call of our $275 million 9 1/4% Senior Subordinated Notes due 2005. In June 2003, we entered into an equipment financing agreement pursuant to which we borrowed $145 million which, in combination with borrowings under our revolving credit facility, was used to fund the $198.3 million buyout of our previously existing operating leases. We also paid off the remaining $20.0 million of the Detroit credit facility. In the prior year, financing activities used net cash of $78.3 million, primarily to repay amounts outstanding under our revolving credit facilities.

Credit Facilities

        In August 2001, we entered into a $250 million term loan facility and an $850 million revolving facility with members of our bank group. These facilities are for general corporate purposes. The entire amount of the term loan facility was outstanding at July 31, 2003. Of the revolving facility, $320.0 million was outstanding at July 31, 2003. Each of our credit facilities is unsecured and provides for the payment of interest, at our option, at either (i) a Eurodollar-based rate; or (ii) a rate equal to or an increment above the higher of (a) the Bank of America prime rate, or (b) the Federal Reserve Board federal funds rate plus 50 basis points. At July 31, 2003, the effective rate of interest on the indebtedness outstanding under our credit facilities was 2.8%. Each of our credit facilities includes financial covenants regarding total debt and interest coverage, plus covenants that limit our ability to dispose of assets, make distributions on our capital stock, engage in a merger, incur liens and engage in transactions with our affiliates. On August 21, 2006, the entire principal amount then outstanding under our credit facilities becomes due and payable, unless the maturity date is extended with the consent of the lenders.

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

        As of July 31, 2003, we were in compliance with all of the covenants in our credit facilities, including those related to total debt and interest coverage, and under the most restrictive covenant, we had the ability to issue additional debt of approximately $430 million. Our borrowing capacity under these covenants can fluctuate substantially from quarter to quarter depending upon our operating cash flow.

Convertible Senior Debentures

        On March 21, 2003, we issued $350 million original principal amount of floating-rate convertible senior debentures due 2033 ("convertible debentures"). An additional $50 million original principal amount of the convertible debentures was issued on April 2, 2003, pursuant to an option granted to the initial purchasers. The convertible debentures bear interest at a floating rate equal to 3-month LIBOR (reset quarterly) plus 0.75%, subject to a maximum rate of 6.75%. The convertible debentures also provide for the payment of contingent interest after March 21, 2008 if the average market price of the convertible debentures reaches a certain threshold. Such contingent interest is considered an embedded derivative with a nominal value. The convertible debentures provide for an initial base conversion price of $57.30 per share, reflecting a conversion premium of 100% over Mandalay's closing stock price of $28.65 on March 17, 2003. The proceeds from this issuance were used to repay borrowings under our revolving credit facility.

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

Interest Rate Swaps

        In February 2003, we entered into two "reverse" interest rate swap agreements ("fair value hedges") with members of our bank group. Under one agreement, we received a fixed interest rate of 9.25% and paid a variable interest rate (based on LIBOR plus 6.35%) on $275 million notional amount. Under the other, we received a fixed rate of 6.45% and paid a variable interest rate (based on LIBOR plus 3.57%) on $200 million notional amount. In May 2003, we elected to terminate the $275 million swap and received $2.7 million in cash, representing the fair market value of the swap. Since the underlying $275 million Senior Subordinated Notes were called on July 15, 2003, the unamortized portion of this gain (along with the unamortized portion of the gain related to a similar interest rate swap that was terminated in October 2002) was offset against the related loss on early retirement of debt. The total gain thus offset was $9.0 million. Meanwhile, in June 2003, we elected to terminate the $200 million swap. We received $4.1 million in cash representing the fair market value of this swap, and recorded a corresponding debt premium which will be amortized to interest expense, using an effective interest rate method, over the remaining life of the related debt instrument.

        On July 31, 2003, we entered into two "reverse" interest rate swap agreements ("fair value hedges") with members of our bank group. Under one agreement, we receive a fixed interest rate of 6.5% and pay a variable interest rate (based on LIBOR plus 2.39%) on $200 million notional amount. Under the other, we receive a fixed rate of 6.5% and pay a variable interest rate (based on LIBOR plus 2.42%) on $50 million notional amount.

        We entered into the above swap agreements, which met the criteria established by the Financial Accounting Standards Board for hedge accounting, in order to further manage our interest expense and achieve a better balance of variable to fixed rate debt in our debt portfolio.

Recent Transactions

        On June 30, 2003, we entered into an equipment financing agreement pursuant to which we borrowed $145 million, collateralized by certain equipment at Mandalay Bay. Subject to certain conditions, we may borrow an additional $105 million under this agreement on or before December 31, 2003. The equipment financing agreement contains financial covenants regarding total debt and interest coverage that are similar to those under our credit facilities. The agreement also contains covenants regarding equipment maintenance, insurance requirements and prohibitions on liens.

        On June 30, 2003, we also exercised our option under two operating leases relating to equipment located at several of our Nevada properties and purchased the equipment for a total purchase price of $198.3 million, representing the equipment's estimated fair market value based on independent appraisals. The discussion under "Investing Activities" previously indicated capital expenditures of $188.0 million related to this lease transaction. The difference of $10.3 million represents unamortized deferred gain related to the December 2001 operating lease transaction. This deferred gain was reversed when the purchase option was exercised. The purchase price was financed utilizing the $145 million we received under the equipment financing agreement, with the balance being borrowed under our revolving credit facility.

        On July 15, 2003, we called our $275 million 9 1/4% Senior Subordinated Notes due 2005 at a call price of 104.625% using borrowings under our revolving credit facility.

        On July 31, 2003, we issued $250 million 6 1/2% Senior Notes due 2009. The net proceeds were used to repay borrowings under our revolving credit facility.

        On June 12, 2003, we declared a dividend of $.23 per common share amounting to $13.7 million, which was paid August 1, 2003 to stockholders of record on June 26, 2003. On August 27, 2003, our Board of Directors declared a dividend of $.25 per common share payable November 1, 2003 to stockholders of record on October 15, 2003.

New Projects

Mandalay Bay Suites Tower

        We are currently building a new 1,122-suite hotel tower at Mandalay Bay. The 43-story tower will be located on the west side of the property. The new suites will average 750 square feet, among the largest room product in the Las Vegas market. The tower will also include meeting suites, a spa and fitness center, two restaurants and a lounge. We expect that the new suites will serve the demand generated by the new convention center. The tower broke ground during the third quarter last year, and should be completed in November 2003. The total cost of the project is estimated to be $230 million, excluding land, capitalized interest and preopening expenses. As of July 31, 2003, we had incurred costs of $102.6 million related to this project.

Retail Center

        We are constructing a retail center between Mandalay Bay and Luxor. The center will include approximately 90,000 square feet of retail space and approximately 40 stores and restaurants, including several upscale, internationally-branded retailers. We started construction in the third quarter last year, with an expected opening in October 2003. The cost is estimated to be approximately $40 million, excluding land, capitalized interest and preopening expenses. As of July 31, 2003, we had incurred costs of $31.0 million related to this project.

        We currently estimate that capital expenditures for fiscal 2004 will be in the vicinity of $550 million, including our recent purchase of $188.0 million of previously leased equipment. The majority of the remaining expenditures will relate to the new all-suites tower and the new retail center. Estimated capital expenditures also include maintenance capital spending, which consists of items necessary to maintain the operating condition of our properties, such as new slot machines, carpeting, computers and similar equipment. We anticipate capital expenditures for the balance of fiscal 2004 will be funded primarily from cash flow, though we also have funds available under our revolving credit facility. Actual capital expenditures for fiscal 2004 may differ from the estimated range, particularly if we are able to proceed with the development of an expanded permanent facility in Detroit. See "Detroit" for additional details.

Detroit

        We participate with the Detroit-based Atwater Casino Group in a joint venture that owns and operates a casino in Detroit, Michigan. This joint venture is one of three groups which negotiated casino development agreements with the City of Detroit. The Company has a 53.5% ownership interest in the joint venture.

        Pursuant to a Revised Development Agreement approved by the Detroit City Council on August 2, 2002, MotorCity Casino is to be expanded into a permanent facility at its current location by December 31, 2005. Under the terms of this agreement, the joint venture had paid the City a total of $29.8 million as of July 31, 2003 and is obligated to pay an additional $14.2 million in 10 equal monthly installments by May 2004.

        The joint venture's $150 million credit facility matured June 30, 2003. We had guaranteed this credit facility.

        Under the terms of the joint venture's operating agreement, Mandalay is to receive a management fee for a period of ten years equal to 1.5% of the cost of the permanent casino facility. The management committee of the joint venture made a preliminary determination that Mandalay is entitled to the management fee commencing on the date the Revised Development Agreement was signed, since that agreement provides for the existing facility to become the permanent facility. However, the management committee recently determined that the management fee should not be paid until certain issues surrounding the completion of the permanent facility are closer to resolution. As a result, we reversed previously accrued management fee income of $1.8 million in the second quarter ended July 31, 2003.

        The joint venture's operation of MotorCity Casino is subject to ongoing regulatory oversight, and its ability to proceed with an expanded hotel/casino project is contingent upon the receipt of all necessary governmental approvals, successful resolution of pending litigation and satisfaction of other conditions.

Share Purchases

        In March 2003, the Board of Directors authorized the purchase of up to 10 million shares of our common stock that remain outstanding after our prior authorization is fully utilized. On March 31, 2003, we purchased the remaining 3.3 million shares under our equity forward agreements for $100 million (discussed more fully under "Off Balance Sheet Arrangements"). We made no additional share purchases during the quarter and six months ended July 31, 2003, and as of that date, the number of additional shares we are authorized to purchase was approximately 10.3 million. Any share purchases we may make in the future pursuant to this authorization will be dependent upon cash flow, borrowing capacity and market conditions, and are expected to be made in accordance with the volume and other limitations of Rule 10b-18 under the Securities Exchanges Act of 1934.

Liquidity

        We have various obligations including the following: (i) existing cash obligations; (ii) capital commitments on projects under way (see "New Projects"); (iii) repayment of our $150 million 6.70% Debentures due 2096 (which are expected to be put by their holders in November 2003, as permitted under the indenture); and (iv) payment of dividends to the holders of our common stock. We believe we have sufficient capital resources to meet all of the above obligations, as well as provide for additional strategic purchases of our common stock or investments in new projects. This belief is based upon (i) our historically strong and dependable operating cash flows; (ii) the availability of borrowings under our revolving credit facility; and (iii) the ability to raise funds in the debt and equity markets. Under our revolving bank facility, which expires August 2006, we had $530.0 million of borrowing capacity available as of July 31, 2003, of which we could utilize approximately $430 million under the most restrictive of our loan covenants. (Our borrowing capacity under these covenants can fluctuate substantially from quarter to quarter depending upon our operating cash flow.)

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

        On June 30, 2003, we exercised our purchase options under these operating leases and purchased the equipment for a total purchase price of $198.3 million, representing the equipment's fair market value based upon independent appraisals. The purchase was financed through a combination of borrowings under our new equipment financing agreement (discussed previously) and borrowings under our revolving credit facility.

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

        We incurred quarterly interest charges on the notional amount at a rate equal to LIBOR plus 1.95%. Total interest charges incurred from inception through March 31, 2003, amounted to $12.3 million, of which $0.7 million was incurred during the six months ended July 31, 2003. We also incurred structuring fees and commission charges totaling $3.7 million, none of which were incurred during the six months ended July 31, 2003. These interest charges and other fees are included in the cost of treasury stock, net of the related tax benefit.

Forward-Looking Statements

        This report includes forward-looking statements which we have based on our current expectations about future events. They consist of statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including our business strategy and our current and future development plans. Forward-looking statements also are those that include the words "may," "could," "should," "would," "believe," "expect," "anticipate," "estimate," "intend," "plan" or similar expressions. These forward-looking statements are subject to risks, uncertainties and assumptions about us and our operations that are subject to change based on various important factors, some of which are beyond our control. Factors that could cause our financial performance to differ materially from the goals, plans, objectives, intentions and expectations expressed in our forward-looking statements include the following: (i) our development and construction activities and those of the joint ventures in which we participate, (ii) competition, (iii) our dependence on existing management, (iv) leverage and debt service (including sensitivity to fluctuations in interest rates and ratings which national rating agencies assign to our outstanding debt securities), (v) domestic and global economic, credit and capital market conditions, (vi) changes in federal or state tax laws or the administration of those laws, (vii) changes in gaming laws or regulations (including the legalization or expansion of gaming in certain jurisdictions), (viii) expansion of gaming on Native American lands, including such lands in California, (ix) applications for licenses and approvals under applicable laws and regulations (including gaming laws and regulations), (x) regulatory or judicial proceedings, (xi) consequences of any future security alerts and/or terrorist attacks such as those that occurred on September 11, 2001, and (xii) consequences of the war with Iraq and its aftermath. Additional information concerning potential factors that we think could cause our actual results to differ materially from expected and historical results is included under the caption "Factors that May Affect Our Future Results" in Item 1 of our annual report on Form 10-K for the year ended January 31, 2003. If one or more of the assumptions underlying our forward-looking statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements contained in this report. Therefore, we caution you not to place undue reliance on our forward-looking statements. This statement is provided as permitted by the Private Securities Litigation Reform Act of 1995.

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

        In February 2003, we entered into two "reverse" interest rate swap agreements ("fair value hedges") with members of our bank group. Under one agreement, we received a fixed interest rate of 9.25% and paid a variable interest rate (based on LIBOR plus 6.35%) on $275 million notional amount. Under the other, we received a fixed rate of 6.45% and paid a variable interest rate (based on LIBOR plus 3.57%) on $200 million notional amount. In May 2003, we elected to terminate the $275 million swap and received $2.7 million in cash, representing the fair market value of the swap. Since the underlying $275 million Senior Subordinated Notes were called on July 15, 2003, the unamortized portion of this gain (along with the unamortized portion of the gain related to a similar interest rate swap that was terminated in October 2002) was offset against the related loss on early retirement of debt. The total gain thus offset was $9.0 million. Meanwhile, in June 2003, we elected to terminate the $200 million swap. We received $4.1 million in cash representing the fair market value of this swap, and recorded a corresponding debt premium which will be amortized to interest expense, using an effective interest rate method, over the remaining life of the related debt instrument.

        On July 31, 2003, we entered into two "reverse" interest rate swap agreements ("fair value hedges") with members of our bank group. Under one agreement, we receive a fixed interest rate of 6.5% and pay a variable interest rate (based on LIBOR plus 2.39%) on $200 million notional amount. Under the other, we receive a fixed rate of 6.5% and pay a variable interest rate (based on LIBOR plus 2.42%) on $50 million notional amount.

        The above swap agreements meet the criteria established by the FASB for hedge accounting.

        The following table provides information as of July 31, 2003 about our current financial instruments (interest rate swaps and debt obligations) that are sensitive to changes in interest rates. For debt obligations, the table presents principal payments and related weighted-average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted- average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted-average variable rates are based on implied forward rates in the yield curve. Implied forward rates should not be considered a predictor of actual future interest rates.

	Year ending January 31,
	Remaining 2004	2005	2006	2007	2008	Thereafter	Total
	(in millions)
Long-term debt (including current portion)
Fixed-rate	$0.3	$0.3	$0.2	$200.2	$500.2	$1,051.1	$1,752.3
Average interest rate	6.0%	6.7%	6.7%	6.5%	10.2%	8.1%	8.5%
Variable-rate	$—	$16.4	$16.4	$736.4	$10.0	$485.8	$1,265.0
Average interest rate	1.2%	1.8%	3.4%	4.7%	5.4%	5.8%	5.1%
Interest rate swaps
Pay fixed	$200.0	$—	$—	$—	$—	$—	$200.0
Average payable rate	6.4%	—	—	—	—	—	6.4%
Average receivable rate	1.0%	—	—	—	—	—	1.0%
Pay floating	$—	$—	$—	$—	$—	$250.0	$250.0
Average payable rate	—	—	—	—	—	8.6%	8.6%
Average receivable rate	—	—	—	—	—	6.5%	6.5%

Item 4.    Controls and Procedures.

        Our disclosure controls and procedures are controls and other procedures designed with the objective of ensuring that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 ("Exchange Act"), such as this report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"). Our disclosure controls and procedures are also designed with the objective of ensuring that the information required to be disclosed in our Exchange Act reports is accumulated and communicated to our management, including the chief executive officer ("CEO") and the chief financial officer ("CFO"), as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, rather than absolute, assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        An evaluation was performed by management, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that, as of July 31, 2003, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

        There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

PART II.    OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

        The 2003 Annual Meeting of our stockholders was held on June 26, 2003. At the meeting, management's nominees, Michael S. Ensign, Glenn W. Schaeffer and Michael D. McKee, were elected to fill the three available positions as directors of Mandalay Resort Group. Voting (expressed in number of shares) was as follows: Mr. Ensign 46,667,485 for, 10,343,287 against or withheld and no abstentions or non-votes, Mr. Schaeffer 56,688,869 for, 321,903 against or withheld and no abstention or broker non-votes, and Mr. McKee 55,338,440 for, 1,672,332 against or withheld and no abstentions or broker non-votes.

        Also at the meeting, stockholders ratified the appointment of Deloitte & Touche LLP as our independent auditors to examine and report on our financial statements for the fiscal year ending January 31, 2004, by vote of 55,770,584 for, 1,222,920 against or withheld, 17,288 abstentions and no broker non-votes.

Item 6.    Exhibits and Reports on Form 8-K.

  (a)
  The following exhibits are filed as part of this report:

3.2	Restated Bylaws of the Registrant dated June 26, 2003.
4.1	Indenture, dated as of July 31, 2003, by and between the Registrant and The Bank of New York with respect to $250 million aggregate principal amount of 6 1/2% Senior Notes due 2009.
4.2
Registration Rights Agreement, dated as of July 31, 2003, by and among the Registrant and Banc of America Securities LLC, Deutsche Bank Securities Inc., Citigroup Global Markets Inc., Credit Suisse First Boston LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, SG Cowen Securities Corporation, Credit Lyonnais Securities (USA) Inc., Scotia Capital (USA) Inc., BNY Capital Markets, Inc. and Mizuho International plc.
10.1
Master Lease, dated as of June 30, 2003, by and among the Registrant, Mandalay Corp., Ramparts, Inc., New Castle Corp. and Circus Circus Casinos, Inc., as lessees and Wells Fargo Bank Northwest, National Association, as lessor.
10.2	Guaranty, dated as of June 30, 2003, by the Registrant and its subsidiaries named therein in favor of Wells Fargo Bank Northwest, National Association, and the other beneficiaries named therein.
10.3
Participation Agreement, dated as of June 30, 2003, by and among the Registrant, Mandalay Corp., Ramparts, Inc., New Castle Corp. and Circus Circus Casinos, Inc., as lessees, the Registrant and its subsidiaries named therein as guarantors, Wells Fargo Bank Northwest, National Association, as lessor and trustee, the persons named therein as lenders and Wells Fargo Bank Nevada, National Association, as collateral agent.
10.4	Interest Rate Swap Agreement, dated as of July 31, 2003, by and between the Registrant and Bank of America, N.A.
10.5	Interest Rate Swap Agreement, dated as of July 31, 2003, by and between the Registrant and Bank of America, N.A.
31.1.	Certification of Michael S. Ensign, Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of Glenn Schaeffer, Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1.	Certification of Michael S. Ensign Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2.	Certification of Glenn Schaeffer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K.

        During the period covered by this report, the Company filed the following reports on Form 8-K:

  •
  A Form 8-K, was filed May 29, 2003, and furnished information under Items 7 and 9 relating to the press release announcing the Company's first quarter results.

  •
  A Form 8-K, was filed June 12, 2003, and reported information under Items 5 and 7 relating to the press release announcing the Company's quarterly dividend and call of its $275 million 9 1/4% Senior Subordinated Notes.

  •
  A Form 8-K, was filed June 30, 2003, and reported information under Items 5 and 7 relating to the press release announcing the Company's filing a registration statement on Form S-3 relating to resales by securityholders of the company's issued and outstanding Floating Rate Convertible Senior Debentures due 2033 and the shares of its common stock issuable up conversion of the debentures.

  •
  A Form 8-K, was filed July 22, 2003, and reported information under Items 5 and 7 relating to the press release announcing the issuance of $250 million 6 1/2% senior unsecured notes due July 31, 2009.

  •
  A Form 8-K, was filed July 25, 2003, and reported information under Item 5 relating to new tax law changes, the call of its $275 million 9 1/4% Senior Subordinated Notes and the new capital lease agreement.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANDALAY RESORT GROUP (Registrant)
Date: September 12, 2003	By:	/s/ GLENN SCHAEFFER Glenn Schaeffer President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
3.2	Restated Bylaws of the Registrant dated June 26, 2003.
4.1	Indenture, dated as of July 31, 2003, by and between the Registrant and The Bank of New York with respect to $250 million aggregate principal amount of 6 1/2% Senior Notes due 2009.
4.2
Registration Rights Agreement, dated as of July 31, 2003, by and among the Registrant and Banc of America Securities LLC, Deutsche Bank Securities Inc., Citigroup Global Markets Inc., Credit Suisse First Boston LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, SG Cowen Securities Corporation, Credit Lyonnais Securities (USA) Inc., Scotia Capital (USA) Inc., BNY Capital Markets, Inc. and Mizuho International plc.
10.1
Master Lease, dated as of June 30, 2003, by and among the Registrant, Mandalay Corp., Ramparts, Inc., New Castle Corp. and Circus Circus Casinos, Inc., as lessees and Wells Fargo Bank Northwest, National Association, as lessor.
10.2	Guaranty, dated as of June 30, 2003, by the Registrant and its subsidiaries named therein in favor of Wells Fargo Bank Northwest, National Association, and the other beneficiaries named therein.
10.3
Participation Agreement, dated as of June 30, 2003, by and among the Registrant, Mandalay Corp., Ramparts, Inc., New Castle Corp. and Circus Circus Casinos, Inc., as lessees, the Registrant and its subsidiaries named therein as guarantors, Wells Fargo Bank Northwest, National Association, as lessor and trustee, the persons named therein as lenders and Wells Fargo Bank Nevada, National Association, as collateral agent.
10.4	Interest Rate Swap Agreement, dated as of July 31, 2003, by and between the Registrant and Bank of America, N.A.
10.5	Interest Rate Swap Agreement, dated as of July 31, 2003, by and between the Registrant and Bank of America, N.A.
31.1.	Certification of Michael S. Ensign, Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2.	Certification of Glenn Schaeffer, Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1.	Certification of Michael S. Ensign Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2.	Certification of Glenn Schaeffer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
  Item 4. Controls and Procedures.
  PART II. OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURE
INDEX TO EXHIBITS