Form 10-Q
period 2003-10-31
MANDALAY RESORT GROUP
filed 2003-12-15
CIK 725549

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2003
OR
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

Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 30, 2003
Common Stock, $.01 2/3 par value	64,892,378 shares

MANDALAY RESORT GROUP AND SUBSIDIARIES

Form 10-Q

INDEX

		Page No.
Part I. FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets (Unaudited) at October 31, 2003 and January 31, 2003	3
	Condensed Consolidated Statements of Income (Unaudited) for the Three and Nine Months Ended October 31, 2003 and 2002	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended October 31, 2003 and 2002	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6-17
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18-34
Item 3.	Quantitative and Qualitative Disclosures About Market Risks	34-36
Item 4.	Controls and Procedures	36
Part II. OTHER INFORMATION
Item 1.	Legal Proceedings	37
Item 6.	Exhibits and Reports on Form 8-K	37-38

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

MANDALAY RESORT GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	October 31, 2003	January 31, 2003
ASSETS
Current assets
Cash and cash equivalents	$169,978	$148,442
Receivables, net of allowance	80,561	68,410
Inventories	33,836	30,625
Prepaid expenses and other	56,643	63,927

Total current assets	341,018	311,404

Property, equipment and leasehold interests, at cost, net	3,551,510	3,201,635

Other assets
Excess of purchase price over fair market value of net assets acquired	37,965	38,330
Investments in unconsolidated affiliates	568,580	573,345
Other investments	57,488	43,625
Intangible development costs	93,360	93,360
Deferred charges and other assets	78,691	92,965

Total other assets	836,084	841,625

Total assets	$4,728,612	$4,354,664

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$12,591	$20,284
Accounts and contracts payable
Trade	38,559	36,952
Construction	17,410	10,031
Accrued liabilities	229,298	250,110

Total current liabilities	297,858	317,377

Long-term debt, net of current portion	3,011,910	2,763,593

Deferred income tax	226,551	227,652
Accrued intangible development costs	49,360	55,027
Other long-term liabilities	80,581	89,499

Total liabilities	3,666,260	3,453,148

Minority interest	48,088	18,587

Stockholders' equity
Common stock $.01 2/3 par value Authorized—450,000,000 shares Issued—113,658,313 shares	1,894	1,894
Preferred stock $.01 par value Authorized—75,000,000 shares	—	—
Additional paid-in capital	552,553	581,166
Retained earnings	1,587,041	1,489,979
Deferred compensation	(715)	—
Accumulated other comprehensive loss	(11,964)	(16,920)
Treasury stock (48,765,935 and 51,061,847 shares), at cost	(1,114,545)	(1,173,190)

Total stockholders' equity	1,014,264	882,929

Total liabilities and stockholders' equity	$4,728,612	$4,354,664

The accompanying notes are an integral part of these condensed consolidated financial statements.

MANDALAY RESORT GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
REVENUES:
Casino	$304,808	$301,010	$916,970	$914,861
Hotel	167,728	143,027	493,365	442,060
Food and beverage	113,335	104,447	347,749	318,187
Other	83,614	89,528	257,112	262,341

	669,485	638,012	2,015,196	1,937,449
Less-complimentary allowances	(43,865)	(42,377)	(128,231)	(127,558)

	625,620	595,635	1,886,965	1,809,891

COSTS AND EXPENSES:
Casino	160,296	160,605	481,530	482,325
Hotel	57,998	51,600	173,806	153,521
Food and beverage	78,924	72,086	240,435	216,288
Other operating expenses	52,394	58,169	155,888	164,550
General and administrative	110,120	105,521	330,802	309,210
Corporate general and administrative	7,889	6,574	24,100	20,803
Depreciation and amortization	49,821	31,939	124,593	114,586
Operating lease rent	—	12,975	20,172	38,161
Preopening expenses	4,015	1,248	4,372	3,265
Write-off of intangible asset	—	—	—	13,000

	521,457	500,717	1,555,698	1,515,709

EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	19,846	21,465	65,593	77,333

INCOME FROM OPERATIONS	124,009	116,383	396,860	371,515

OTHER INCOME (EXPENSE):
Interest, dividend and other income	686	(2,103)	3,390	(2,076)
Guarantee fees from unconsolidated affiliate	—	—	—	193
Interest expense	(46,545)	(47,318)	(148,451)	(156,114)
Loss on early extinguishment of debt, net of related gain on swap terminations	—	—	(6,327)	—
Net interest expense from unconsolidated affiliates	(2,239)	(986)	(6,037)	(5,010)

	(48,098)	(50,407)	(157,425)	(163,007)

MINORITY INTEREST	(13,552)	(13,401)	(42,766)	(29,274)

INCOME BEFORE PROVISION FOR INCOME TAX AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	62,359	52,575	196,669	179,234
Provision for income tax	(21,717)	(19,355)	(69,645)	(65,960)

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE.	40,642	33,220	127,024	113,274
Cumulative effect of a change in accounting principle for goodwill.	—	—	—	(1,862)

NET INCOME	$40,642	$33,220	$127,024	$111,412

BASIC EARNINGS PER SHARE
Income before cumulative effect of change in accounting principle	$.65	$.49	$2.07	$1.66
Cumulative effect of a change in accounting principle	—	—	—	(.03)

Net income per share	$.65	$.49	$2.07	$1.63

DILUTED EARNINGS PER SHARE
Income before cumulative effect of change in accounting principle	$.63	$.47	$1.98	$1.59
Cumulative effect of a change in accounting principle	—	—	—	(.03)

Net income per share	$.63	$.47	$1.98	$1.56

Average shares outstanding—basic	62,659,704	68,259,382	61,405,530	68,419,837

Average shares outstanding—diluted	64,894,681	71,117,470	64,241,628	71,441,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

MANDALAY RESORT GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended October 31,
	2003	2002
Cash flows from operating activities
Net income	$127,024	$111,412

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	124,593	114,586
Provision for bad debts	1,765	6,499
Decrease in deferred income tax	(3,769)	(3,210)
Tax benefit from stock option exercises	40,034	—
Decrease in interest payable	(21,770)	(1,717)
Increase in accrued pension cost	8,192	6,345
Loss on disposition of fixed assets	1,049	964
Cumulative effect of accounting change	—	1,862
Write-off of intangible asset	—	13,000
(Increase) decrease in other current assets	(9,843)	22,573
Increase in other current liabilities	12,898	20,053
Decrease (increase) in other noncurrent assets	9,071	(21,319)
Unconsolidated affiliates' distributions in excess of earnings	4,453	20,864
Minority interest in earnings, net of distributions	29,501	17,094
Other	(3,890)	3,183

Total adjustments	192,284	200,777

Net cash provided by operating activities	319,308	312,189

Cash flows from investing activities
Capital expenditures	(454,225)	(217,381)
Increase in construction payable	7,379	4,287
Increase in other investments	(9,973)	(10,913)
Increase in investments in unconsolidated affiliates	—	(43,500)
Development agreement costs	(16,000)	(17,000)
Other	1,884	2,282

Net cash used in investing activities	(470,935)	(282,225)

Cash flows from financing activities
Proceeds from issuance of senior notes and convertible senior debentures	650,000	—
Proceeds from equipment financing	145,000	—
Net effect on cash of issuances and payments of debt with initial maturities of three months or less	(100,000)	90,000
Principal payments of debt with initial maturities in excess of three months	(445,446)	(44,246)
Debt issuance costs	(17,012)	(484)
Debt premium on reverse interest rate swap termination	—	28,352
Exercise of stock options	89,632	28,942
Purchases of treasury stock	—	(95,617)
Final settlement and interest under equity forward agreements	(100,419)	—
Reversal of deferred gain	(10,339)	(16,414)
Payment of cash dividend	(29,962)	—
Other	(8,291)	(5,282)

Net cash provided by (used in) financing activities	173,163	(14,749)

Net increase in cash and cash equivalents	21,536	15,215
Cash and cash equivalents at beginning of period	148,442	105,905

Cash and cash equivalents at end of period	$169,978	$121,120

Supplemental cash flow disclosures
Cash paid for interest (net of amounts capitalized, of $5,922 and $9,231)	$166,873	$152,159
Cash paid for income taxes	$31,033	$27,765
Noncash items
Accrual of development agreement costs	$—	$76,360
Application of deposit for purchase of equipment	$22,500	$—
(Decrease) increase in market value of interest rate swaps	$(5,756)	$12,513
(Increase) decrease in market value of investment in insurance contracts	$(3,889)	$3,440

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

        The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. The results for the three and nine months ended October 31, 2003 are not necessarily indicative of results to be expected for the full fiscal year.

        These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Amendment No.1 on Form 10-K/A to the Company's annual report on Form 10-K for the year ended January 31, 2003.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
	(in thousands, except per share data)
Net income	$40,642	$33,220	$127,024	$111,412

Weighted average shares outstanding (basic)	62,660	68,259	61,406	68,420
Dilutive effect of stock options	2,235	2,559	2,836	2,704
Equity forward contract	—	299	—	317

Weighted average shares outstanding (diluted)	64,895	71,117	64,242	71,441

Basic earnings per share	$.65	$.49	$2.07	$1.63

Diluted earnings per share	$.63	$.47	$1.98	$1.56

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
	(in thousands, except per share data)
Net income as reported	$40,642	$33,220	$127,024	$111,412
Less total stock-based employee compensation expense determined under the fair value method, net of tax	(682)	(2,044)	(2,235)	(6,952)

Pro forma net income	$39,960	$31,176	$124,789	$104,460

Net income per share (basic)
As reported	$.65	$.49	$2.07	$1.63
Pro forma	.64	.46	2.03	1.53
Net income per share (diluted)
As reported	$.63	$.47	$1.98	$1.56
Pro forma	.62	.44	1.94	1.46

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
Compensation expense	$67	$—	$89	$—

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

        Comprehensive income consists of the following (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
Net income	$40,642	$33,220	$127,024	$111,412
Change in fair value of interest rate swaps	1,777	2,992	4,956	7,966

Comprehensive income	$42,419	$36,212	$131,980	$119,378

        The accumulated comprehensive loss reflected on the balance sheet consists of the following (in thousands):

	October 31, 2003	January 31, 2003
Minimum pension liability adjustment	$11,370	$11,370
Adjustment to fair value of interest rate swaps	594	5,550

Accumulated comprehensive loss	$11,964	$16,920

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

	October 31, 2003	January 31, 2003
Circus and Eldorado Joint Venture (50%) (Silver Legacy, Reno, Nevada)	$60,850	$57,615
Elgin Riverboat Resort (50%) (Grand Victoria, Elgin, Illinois)	242,629	249,040
Victoria Partners (50%) (Monte Carlo, Las Vegas, Nevada)	265,101	266,690

	$568,580	$573,345

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

        The Company's unconsolidated affiliates operate with fiscal years ending on December 31. Selected results of operations for each of the unconsolidated affiliates are as follows:

Nine months ended September 30, 2003	Silver Legacy	Grand Victoria	Monte Carlo	Total
	(in thousands)
Revenues	$117,495	$281,233	$200,575	$599,303
Expenses	96,429	228,369	142,211	467,009
Income from operations	21,066	52,864	58,364	132,294
Net income	9,204	53,064	58,467	120,735
Nine months ended September 30, 2002	Silver Legacy	Grand Victoria	Monte Carlo	Total
	(in thousands)
Revenues	$123,824	$306,887	$189,862	$620,573
Expenses	98,193	226,795	139,515	464,503
Income from operations	25,631	80,092	50,347	156,070
Net income	16,706	80,587	49,291	146,584

Note 4.    Intangible Development Costs

        On August 2, 2002, the Detroit City Council approved a revised development agreement pursuant to which MotorCity Casino will expand its current facility by December 31, 2005. Under the revised development agreement, MotorCity Casino had paid the City of Detroit $35.5 million as of October 31, 2003, and is obligated to pay an additional $8.5 million in six equal monthly installments by May 2004. MotorCity is further obligated, through letters of credit issued by the Company, to fund approximately $49.4 million to repay bonds issued by the Economic Development Corporation of the City of Detroit.

The Company recorded an intangible asset of $93.4 million, representing the total of the above payments and obligations. As of October 31, 2003, the remaining unpaid obligation is $57.9 million ($8.5 million current portion). These intangible development costs have an indefinite life. (See Note 10—Commitments and Contingent Liabilities for additional details regarding the Company's Detroit joint venture.)

Note 5.    Long-term Debt

        Long-term debt consisted of the following:

	October 31, 2003	January 31, 2003
	(in thousands)
Amounts due under bank credit agreements at floating interest rates, weighted average of 2.9% and 3.2%	$560,000	$660,000
Amounts due under majority-owned joint venture revolving credit facility at floating interest rates, weighted average of 2.8%	—	20,000
6 3/4% Senior Subordinated Notes due 2003 (net of unamortized discount of $7)	—	149,993
9 1/4% Senior Subordinated Notes due 2005	—	275,000
6.45% Senior Notes due 2006 (net of unamortized discount of $99 and $132)	199,901	199,868
10 1/4% Senior Subordinated Notes due 2007	500,000	500,000
9 1/2% Senior Notes due 2008	200,000	200,000
6 1/2% Senior Notes due 2009	250,000	—
9 3/8% Senior Subordinated Notes due 2010 (net of unamortized discount of $1,679 and $1,877)	298,321	298,123
7 5/8% Senior Subordinated Debentures due 2013	150,000	150,000
Amounts due under Convertible Senior Debentures due 2033 at floating interest rates, weighted average of 1.9%	400,000	—
7.0% Debentures due 2036 (net of unamortized discount of $69 and $79)	149,931	149,921
6.70% Debentures due 2096 (net of unamortized discount of $4 and $40)	149,996	149,960
Obligation under capital lease	145,000	—
Other notes	3,936	4,381

	3,007,085	2,757,246

Current portion of long-term debt	(12,591)	(20,284)
Debt premium from termination of reverse interest rate swaps	19,285	26,631
Market value of reverse interest rate swaps	(1,869)	—

	$3,011,910	$2,763,593

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

        On July 15, 2003, the Company redeemed its $275 million principal amount of 9 1/4% Senior Subordinated Notes due 2005 at a redemption price of 104.625% plus interest accrued to the redemption date. In addition to the premium of $12.7 million, the Company wrote off related unamortized loan fees of $2.6 million, resulting in a total loss of $15.3 million. However, this loss was partially offset by $9.0 million in gains from the sale of related interest rate swaps. This resulted in a net loss on redemption of $6.3 million. The Company also repaid its $150 million principal amount of 6 3/4% Senior Subordinated Notes due July 15, 2003.

        These transactions were funded utilizing borrowings under the Company's revolving credit facility.

        On July 31, 2003, the Company issued $250 million principal amount of 6 1/2% Senior Notes due 2009. The net proceeds were used to repay borrowings under the Company's revolving credit facility.

        On June 30, 2003, the Company exercised its options under two operating lease agreements relating to equipment located at several of the Company's Nevada properties, and purchased the equipment for a total purchase price of $198.3 million, representing the equipment's estimated fair market value based on independent appraisals. Simultaneously, the Company entered into a new lease agreement pursuant to which the Company assigned a portion of the equipment acquired above to the new lessors and borrowed $145 million. These proceeds, along with borrowings under the Company's revolving credit facility, were used to fund the purchase of the equipment under the operating leases.

        The new lease agreement is considered a capital lease for financial reporting purposes, and the Company has recorded an asset and a corresponding liability equal to the fair market value of the assets at inception of the lease. Subject to certain conditions, the Company may borrow up to an additional $105 million under the new lease agreement on or before December 31, 2003. However, the Company does not currently anticipate borrowing the remaining $105 million available under this agreement. The new lease agreement contains financial covenants regarding total debt and interest coverage that are similar to those under the Company's revolving credit facility. The agreement also contains covenants regarding equipment maintenance, insurance requirements and prohibitions on liens.

        At October 31, 2003, the Company was in compliance with all of the covenants in its credit facilities and new lease agreement and, under the most restrictive covenant, was restricted from issuing additional debt in excess of approximately $435 million.

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

        In February 2003, the Company entered into two "reverse" interest rate swap agreements ("fair value hedges") with members of its bank group. Under one agreement, the Company received a fixed interest rate of 9.25% and paid a variable interest rate (based on LIBOR plus 6.35%) on $275 million notional amount. Under the other, the Company received a fixed rate of 6.45% and paid a variable interest rate (based on LIBOR plus 3.57%) on $200 million notional amount. In May 2003, the

Company elected to terminate the $275 million swap and received $2.7 million in cash representing the fair market value of the swap. Since the underlying $275 million Senior Subordinated Notes were called on July 15, 2003, the unamortized portion of this gain (along with the unamortized portion of the gain related to a similar interest rate swap that was terminated in October 2002) was offset against the related loss on early retirement of debt. The total gain thus offset was $9.0 million. Meanwhile, in June 2003, the Company elected to terminate the $200 million swap. The Company received $4.1 million in cash representing the fair market value of the swap, and recorded a corresponding debt premium which will be amortized to interest expense, using an effective interest rate method, over the then remaining life of the related debt instrument, which was approximately 2 1/2 years.

        In July 2003, the Company entered into two "reverse" interest rate swap agreements ("fair value hedges") with members of its bank group. Under one agreement, the Company receives a fixed interest rate of 6.5% and pays a variable interest rate (based on LIBOR plus 2.39%, or 3.6% at October 31, 2003) on $200 million notional amount. Under the other, the Company receives a fixed rate of 6.5% and pays a variable interest rate (based on LIBOR plus 2.42%, or 3.7% at October 31, 2003) on $50 million notional amount. These swaps are being used to hedge the Company's $250 million 6 1/2% Senior Notes due 2009.

        The Company had an interest rate swap agreement ("cash flow hedge") of $200 million notional amount, which terminated on September 24, 2003.

        The net effect of all swaps resulted in a reduction of interest expense of $1.8 million in the quarter and $2.6 million in the nine months ended October 31, 2003.

        The Company is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. However, the Company considers the risk of nonperformance by the counterparties to be minimal because the parties to the swaps are predominantly members of the Company's bank group. If the Company had terminated all of its then-existing swaps as of October 31, 2003, the Company would have had to pay a net amount of $1.9 million based on quoted market values from the various financial institutions holding the swaps.

        Our swaps meet the criteria for hedge accounting established by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which the Company adopted in fiscal 2002. The Company reports its swap related assets and liabilities on a net basis in "Other Long-term Liabilities". The fair market value of the swap designated as a cash flow hedge (which terminated in September 2003) increased by $7.6 million ($5.0 million, net of tax) during the nine months ended October 31, 2003, which decreased the net liability, with the corresponding income included as other comprehensive income. The fair market value of the swaps designated as fair value hedges decreased $1.9 million during the nine months ended October 31, 2003, which increased the net liability with a corresponding decrease in long-term debt.

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

        On June 30, 2003, the Company exercised its purchase options under these operating leases and purchased the equipment for a total purchase price of $198.3 million, representing the equipment's fair market value based upon independent appraisals. Of this amount, $188.0 million was reflected as capital expenditures, with the balance of $10.3 million representing the reversal of unamortized deferred gain related to the December 2001 sale and leaseback transaction. The purchase price was financed utilizing the $145 million the Company received under its new capital lease agreement, with the balance being borrowed under the revolving credit facility.

Note 8.    Stock Options and Restricted Stock

        The Company has various stock incentive plans for executive, managerial and supervisory personnel, as well as the Company's outside directors and consultants. All of the plans permit grants of options, and two of the plans also permit the grant of performance shares and restricted stock awards relating to the Company's common stock. As of October 31, 2003, the awards granted pursuant to these plans included stock options, which are generally exercisable in one or more installments beginning not less than six months after the grant date, and restricted stock.

        Summarized information for stock options and restricted stock is as follows:

	Nine Months Ended October 31, 2003
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	7,805,569	$17.39
Granted	94,300	21.76
Exercised	(5,562,818)	16.11
Canceled	(33,800)	22.86

Outstanding at end of period	2,303,251	20.57

Exercisable at end of period	731,117	19.56

Available for grant at end of period	3,186,424

        During the nine months ended October 31, 2003, the Company did not purchase any shares of its common stock. In the prior year period, the Company purchased 3.1 million shares of its common stock at a cost of $95.6 million. These amounts do not include interim settlements under the Company's equity forward agreements.

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

        The Company incurred quarterly interest charges on the notional amount at a rate equal to LIBOR plus 1.95%. Total interest charges incurred from inception through March 31, 2003, amounted to $12.3 million, of which $0.7 million was incurred during the quarter ended April 30, 2003. The Company also incurred structuring fees and commission charges totaling $3.7 million, none of which were incurred during the nine months ended October 31, 2003. These interest charges and other fees are included in the cost of treasury stock, net of the related tax benefit.

Note 10.    Commitments and Contingent Liabilities

Mandalay Bay Suites Tower

        Construction is substantially completed on THEhotel, the new all-suites tower at Mandalay Bay, slated to open December 17, 2003. The new suites will average 750 square feet, among the largest room product in the Las Vegas market. The 43-story tower will also include meeting suites, a spa and fitness center, a lounge and two restaurants, including a rooftop venue "Mix in Las Vegas" created by famed chef Alain Ducasse. The Company expects that the new suites will serve the demand generated by the new convention center The total cost of the new tower is estimated to be $230 million, excluding land, capitalized interest and preopening expenses. As of October 31, 2003, the Company had incurred costs of $176.6 million related to this project.

Retail Center

        In October, the Company opened Mandalay Place, a retail center located between Mandalay Bay and Luxor. The center will eventually include approximately 90,000 square feet of retail space and approximately 40 stores and restaurants, including several upscale, internationally-branded retailers. The cost is estimated to be approximately $50 million, excluding land, capitalized interest and preopening expenses. As of October 31, 2003, the Company had incurred costs of $39.8 million related to this project.

Detroit

        The Company participates with the Detroit-based Atwater Casino Group in a joint venture that owns and operates a casino in Detroit, Michigan. This joint venture is one of three groups which negotiated casino development agreements with the City of Detroit. The Company has a 53.5% ownership interest in the joint venture.

        Pursuant to a Revised Development Agreement approved by the Detroit City Council on August 2, 2002, MotorCity Casino is to be expanded into a permanent facility at its current location by December 31, 2005. Under the terms of this agreement, the joint venture had paid the City a total of $35.5 million as of October 31, 2003 and is obligated to pay an additional $8.5 million in six equal monthly installments by May 2004.

        The joint venture's $150 million credit facility matured on June 30, 2003. The Company had guaranteed this credit facility.

        Under the terms of the joint venture's operating agreement, Mandalay is to receive a management fee for a period of ten years equal to 1.5% of the cost of the permanent casino facility. The management committee of the joint venture initially determined that Mandalay was entitled to the management fee commencing on the date the Revised Development Agreement was signed, since that agreement provided for the existing facility to become the permanent facility. The management committee ultimately determined that the management fee should not be paid until the permanent casino expansion is completed. As a result, the Company reversed previously accrued management fee income of $1.8 million in the second quarter ended July 31, 2003.

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

CRITICAL ACCOUNTING POLICIES

        A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2003. There have been no material changes to those policies during the quarter and nine months ended October 31, 2003.

SIGNIFICANT FACTORS AFFECTING RESULTS OF OPERATIONS

The War in Iraq

        We believe that the war in Iraq affected our operating results in the first quarter of fiscal 2004. The intense and comprehensive media coverage of the war, along with travel concerns, caused many customers to stay close to home during March and April. In Las Vegas, visitor volume dropped 7.4% in March and 1.5% in April, effectively wiping out the gains in visitor volume experienced during the first two calendar months of 2003. However, we believe the war and its aftermath did not significantly affect our third quarter results, as Las Vegas visitor volume increased when compared with the previous year.

        We cannot predict the extent to which the aftermath of the war in Iraq will continue to directly or indirectly impact our operating results, nor can we predict the extent to which future security alerts or terrorist attacks, such as those that occurred September 11, 2001, may interfere with our operations.

Economic Conditions

        Historically, there has not been a high correlation between economic conditions and our operating results. This has been true with respect to the overall U.S. economy and also the regional economies from which we derive a sizeable portion of our customers (e.g., California). However, we believe an economic downturn in the country did affect our results in the first part of our fiscal year. And it now appears that an economic recovery is underway, which we believe was a contributing factor to positive results in our third quarter.

Expansion of Native American Gaming

        A significant expansion of Native American gaming operations has occurred in California and is continuing. This trend has caused generally lower operating results at our properties in the secondary markets of Reno, Laughlin and Jean, Nevada. While most existing Native American gaming facilities in California are modest compared to our Nevada casinos, numerous Native American tribes have announced that they are in the process of constructing, developing, or are considering establishing, large-scale hotel and gaming facilities in California. In particular, a significant new Native American casino development opened in June 2003 in northern California, which has placed significant additional competitive pressure on our operations in the Reno market. Numerous other tribes are at various stages of planning new or expanded facilities. The continued growth of Native American gaming establishments in California (as well as elsewhere in the country) could have a material adverse effect on our operations.

RESULTS OF OPERATIONS

Earnings per Share

        For the quarter ended October 31, 2003, we reported net income of $40.6 million, or $.63 per diluted share, versus $33.2 million, or $.47 per diluted share, for the quarter ended October 31, 2002. For the nine months, net income was $127.0 million, or $1.98 per diluted share, compared to $111.4 million, or $1.56 per diluted share.

        The increase in earnings per share in the third quarter and the nine months was attributable to a combination of factors, most notably strong results at our Las Vegas Strip properties as well as lower average diluted shares outstanding. Earnings per share comparisons for the nine months also benefited from the prior year write-off of intangible costs associated with MotorCity Casino in Detroit (see discussion below).

        Income from operations at our Las Vegas Strip properties (including our 50% share of Monte Carlo) rose $16.4 million in the quarter and $28.0 million in the nine months, driven by increases in REVPAR of 19% and 12%, respectively. In the third quarter, all of our Strip properties experienced double-digit increases in REVPAR. Mandalay Bay and Luxor benefited from increased pricing leverage as a result of the new convention center that opened at Mandalay Bay in January 2003. We also believe that all of our Strip properties benefited from a rebound in the national economy, as visitor counts to Las Vegas rose in each of the three months during the quarter, as compared to the prior year.

        Operating results in our other Nevada markets were down in the three and nine month periods compared to the prior year due primarily to competition from Native American casinos. Operating results were also lower at our 50%-owned Grand Victoria due to increases in the gaming tax rate which took place in July 2002 and again in July 2003. Meanwhile, operating results at Gold Strike Resort rose due to increased marketing efforts, while income from operations at MotorCity Casino also increased, particularly in the nine months, due primarily to lower depreciation expense (see the discussion under "Depreciation and Amortization" below) and the prior year write-off of intangible costs.

        Average diluted shares outstanding for the three and nine months decreased 9% and 10% from the comparable prior year periods, a reflection of our substantial share repurchases in fiscal 2003, as well as the March 2003 settlement of our equity forward agreement (pursuant to which we acquired 3.3 million shares). These acquisitions were somewhat offset by the issuance of shares pursuant to the exercise of employee stock options, which amounted to 3.4 million shares in the quarter and 5.6 million shares in the nine months.

        For the three and nine months ended October 31, 2003, results include preopening expenses of $4.0 million and $4.4 million, related primarily to our new all-suites tower, THEhotel at Mandalay Bay, that will open December 17, and Mandalay Place, the new retail center connecting Mandalay Bay and Luxor that opened in October. For the three and nine months ended October 31, 2002, results included preopening expenses of $1.2 million and $3.3 million, related primarily to the new convention center at Mandalay Bay that opened in January 2003.

        Results also include a market value adjustment related to investments associated with our Supplemental Executive Retirement Plan (a defined benefit plan for senior executives). The carrying value of these investments must be adjusted to market value at the end of each reporting period. This adjustment resulted in noncash gains of $1.0 million and $3.9 million in the three and nine months ended October 31, 2003 (reflected in the "interest, dividend and other income" caption). In the comparable prior year periods, we recorded noncash losses in market value of $2.5 million and $3.4 million, respectively.

        Results for the nine months ended October 31, 2003 include a loss on early retirement of debt of $6.3 million arising from the call of our $275 million 9 1/4% Senior Subordinated Notes due 2005 (see "Interest Expense" below). Results for the nine months also include the effect of reversing previously accrued management fee income of $1.8 million from our 53.5%-owned MotorCity Casino in Detroit, Michigan (see the discussion under "New Projects—Detroit" in Financial Position and Capital Resources).

        Results for the nine months ended October 31, 2002, include the write-off of $13.0 million of intangible costs associated with MotorCity Casino in Detroit. These intangible costs represent amounts paid by Mandalay to its partner, Atwater Casino Group, in exchange for a so-called "preference" (applicable to predecessors of Atwater Casino Group) to develop a casino in Detroit. However, in early 2002, preferences of this nature were declared unconstitutional by the federal courts. Furthermore, on August 2, 2002, MotorCity signed a Revised Development Agreement with the City of Detroit which provided for the development of a permanent casino on the site of the current temporary facility. As a result of these events, it was determined that the intangible preference had no value and it was written off.

        Results for the nine-months ended October 31, 2002 also reflect the impact of a new accounting pronouncement, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142 (which became effective for Mandalay on February 1, 2002), goodwill is no longer amortized, but must be reviewed at least annually for impairment. We completed our implementation analysis of the goodwill arising from our prior acquisitions. Based upon this analysis, we recorded a write-off of $1.9 million (reflected as a cumulative effect of a change in accounting principle in the quarter ended April 30, 2002), representing the goodwill associated with the June 1, 1995 acquisition of the Railroad Pass Hotel and Casino.

Revenues

        Revenues increased $30.0 million, or 5%, for the three months ended October 31, 2003, and $77.1 million, or 4%, for the nine months compared to the same periods last year. Our Las Vegas Strip properties reflected increased revenues of $31.9 million, or 8%, in the third quarter and $86.1 million, or 8%, in the nine months. Mandalay Bay was the largest contributor to these increases, with revenues rising $14.6 million, or 10%, in the three months and $60.7 million, or 14%, in the nine months, owing primarily to the impact of the new convention center that opened in January 2003. Excalibur was also a strong contributor, with increased revenues of $7.8 million, or 11%, in the third quarter and $16.0 million, or 7%, in the nine-month period owing to increased REVPAR and casino revenues.

        For the most part, revenues declined at our other Nevada properties in both periods, mainly because of expanded Native American gaming in California, as discussed previously. In the three and nine months, revenues at Circus Circus-Reno decreased $2.5 million, or 8%, and $4.4 million, or 5%, respectively. Revenues at our Laughlin properties were up $0.6 million, or 2%, in the quarter, but were down $3.0 million, or 3%, in the nine months, while revenues at our Jean and Henderson properties decreased $1.1 million, or 5%, and $5.2 million, or 8%, in the quarter and nine months, respectively.

        Meanwhile, revenues at Gold Strike Resort in Tunica County, Mississippi were up $2.5 million, or 8%, in the quarter and $7.0 million, or 7%, in the nine months. Gold Strike continues to pursue marketing efforts that have contributed to an increase in its share of the market. In Detroit, Michigan, revenues at MotorCity Casino decreased $1.2 million, or 1%, in the quarter and $2.8 million, or 1%, in the nine months. Operations at MotorCity Casino were temporarily disrupted following the electrical blackout that occurred throughout the northeastern part of the United States on August 14, 2003. This, combined with a lower than normal hold percentage, accounted for the decrease in the quarter.

Casino Revenues

        Casino revenues increased $3.8 million, or 1%, in the quarter and $2.1 million, or less than 1%, in the nine months. In Nevada, all of our wholly owned Las Vegas Strip properties reported increased casino revenues in the quarter, led by a $2.5 million, or 9%, increase at Excalibur. Excalibur's increase was attributable to improved casino traffic due to increased occupancy and a higher hold percentage stemming from a change in the mix of pit games and slot machines.

        Our wholly owned Nevada properties outside Las Vegas reported a combined decrease in casino revenues in both the three and nine months due primarily to the impact of increased Native American gaming. For its part, casino revenues at Gold Strike Resort in Mississippi rose $2.3 million, or 9%, in the quarter and $7.1 million, or 9%, in the nine months due to marketing efforts which increased slot play.

Hotel Revenues

        Hotel revenues rose $24.7 million, or 17%, in the quarter and $51.3 million, or 12%, in the nine months. REVPAR at our wholly owned Las Vegas properties increased 19% during the quarter and 12% during the nine months. All of these properties reported double-digit increases in the quarter. At Mandalay Bay (where REVPAR rose 22% and 15%, respectively) and Luxor (where REVPAR rose 17% and 12%, respectively), the rise in REVPAR was due mostly to convention-related bookings attributable to the new convention center at Mandalay Bay, which opened in January 2003. For their part, Excalibur (where REVPAR rose 17% and 9%, respectively) and Circus Circus-Las Vegas (where REVPAR rose 10% and 3%, respectively) benefited from increased demand due to a rebound in the national economy. Hotel revenues also include revenues from the rental of the new convention space, which amounted to $2.5 million and $8.7 million in the three and nine month periods, respectively.

        The following tables compare average room rates, occupancy and REVPAR at our wholly owned properties:

	Quarter 10/31/03			Quarter 10/31/02
	Avg. Rate	Occupancy	REVPAR	Avg. Rate	Occupancy	REVPAR
Weighted average—all wholly owned properties	$88	86%	$76	$79	82%	$65
Weighted average—wholly owned Las Vegas Strip properties	$105	90%	$94	$93	86%	$79
	Nine months 10/31/03			Nine months 10/31/02
	Avg. Rate	Occupancy	REVPAR	Avg. Rate	Occupancy	REVPAR
Weighted average—all wholly owned properties	$86	87%	$75	$80	85%	$68
Weighted average—wholly owned Las Vegas Strip properties	$103	90%	$93	$93	89%	$83

Food and Beverage Revenues

        Food and beverage revenues increased $8.9 million, or 9%, and $29.6 million, or 9%, in the quarter and nine months ended October 31, 2003. The increases were mainly due to the expansion of Mandalay Bay's convention business following the opening of the new convention center.

Other Revenues

        Other revenues come principally from amusements, retail stores and entertainment. Other revenues decreased $5.9 million, or 7%, and $5.2 million, or 2%, respectively in the quarter and nine months versus last year. The prior year periods benefited from the Oscar De La Hoya/Fernando Vargas boxing match held in the Events Center at Mandalay Bay during September 2002.

Income from Operations

        For the three and nine months ended October 31, 2003, income from operations rose $7.6 million, or 7%, and $25.4 million, or 7%, compared with the previous year. The composite operating margins were 19.8% and 21.0% for the three and nine months this year, compared to 19.5% and 20.5% last year.

        Income from operations in the quarter and nine months benefited from improved operating results at our Las Vegas Strip properties (discussed more fully below). Comparisons for the nine months also benefited from decreased depreciation and amortization expense at MotorCity Casino of $15.3 million (see the discussion under "Depreciation and Amortization") and the write-off of $13.0 million in intangible costs associated with MotorCity Casino. The above benefits were partially offset by declines in earnings from unconsolidated affiliates of $1.6 million in the three months and $11.7 million in the nine months, stemming primarily from the impact of higher casino taxes at the Grand Victoria in Elgin,

Illinois. The tables below summarize our operating results by property and are followed by a discussion of operating results by market.

	Quarter 10/31/2003		Quarter 10/31/2002
Operating Results by Property (in millions)	Income from Operations	Depreciation	Income from Operations	Depreciation
Mandalay Bay	$18.8	$22.0	$21.0	$8.7
Luxor	24.3	7.2	18.6	4.6
Excalibur	21.8	4.2	14.3	3.2
Circus Circus—Las Vegas(1)	11.1	5.0	8.4	4.4
Gold Strike—Tunica	5.6	2.2	3.9	3.3
Colorado Belle/Edgewater	0.5	2.5	0.9	2.4
Circus Circus—Reno	2.6	1.4	6.3	1.8
Gold Strike properties(2)	0.5	0.9	1.7	0.2
MotorCity Casino(3)	29.8	2.6	29.6	2.2
Unconsolidated joint ventures(4)	19.9	0.1	21.5	0.0
Other	(1.3)	0.0	(2.1)	0.0

Subtotal	133.6	48.1	124.1	30.8
Corporate expense	(9.6)	1.7	(7.7)	1.1

Total	$124.0	$49.8	$116.4	$31.9

	Nine months 10/31/2003		Nine months 10/31/2002
Operating Results by Property (in millions)	Income from Operations	Depreciation	Income from Operations	Depreciation
Mandalay Bay	$74.0	$49.2	$66.3	$26.3
Luxor	71.7	18.2	63.0	14.0
Excalibur	62.7	9.9	53.5	9.0
Circus Circus—Las Vegas(1)	34.5	14.0	34.9	13.2
Gold Strike—Tunica	16.3	6.5	11.7	9.8
Colorado Belle/Edgewater	5.2	7.3	11.3	7.8
Circus Circus—Reno	6.7	4.4	13.3	5.4
Gold Strike properties(2)	1.7	2.6	3.6	3.0
MotorCity Casino(3)	93.9	7.4	66.1	22.7
Unconsolidated joint ventures(4)	65.7	0.2	77.4	0.2
Other	(6.5)	0.0	(6.0)	0.4

Subtotal	425.9	119.7	395.1	111.8
Corporate expense	(29.0)	4.9	(23.6)	2.8

Total	$396.9	$124.6	$371.5	$114.6

(1)
Includes Circus Circus-Las Vegas and Slots-A-Fun.

(2)
Includes Gold Strike, Nevada Landing and Railroad Pass.

(3)
MotorCity Casino is 53.5%-owned and its operations are consolidated for financial reporting purposes.

(4)
Includes our 50% share of Monte Carlo, Grand Victoria and Silver Legacy.

Las Vegas

        Our Las Vegas properties (including our 50% share of Monte Carlo) posted overall increases in income from operations of $16.4 million, or 23%, and $28.0 million, or 11%, during the three and nine months ended October 31, 2003. At Mandalay Bay, income from operations declined $2.2 million, or 10%, in the quarter, but increased $7.7 million, or 12%, in the nine month period. This property has benefited greatly from the opening of the new convention center this past January, which has contributed to higher REVPAR during the slower mid-week period. However, in the quarter, and to a much lesser extent in the nine months, this benefit was mitigated by higher depreciation expense stemming principally from the purchase of previously leased equipment. On June 30, 2003, we exercised purchase options under our operating lease agreements, the majority of which related to equipment at Mandalay Bay. The resulting additional depreciation expense more than offset the benefit from the elimination of operating lease rent. See the discussion under "Off Balance Sheet Arrangements—Operating Leases" under "Financial Position and Capital Resources" for additional details regarding these operating lease agreements.

        At Luxor, income from operations rose $5.7 million, or 31%, in the quarter, and $8.7 million, or 14%, in the nine months, driven by increases in REVPAR of 17% and 12%, respectively. Income from operations at Excalibur was up $7.5 million, or 52%, and $9.2 million, or 17%, in the same periods, driven by REVPAR increases of 17% and 9%, respectively, along with increased casino play as discussed previously. Meanwhile, income from operations at Circus Circus rose $2.7 million, or 32%, in the three months, but declined $0.4 million, or 1%, in the nine months ended October 31, 2003. This property has historically catered to a segment of the market that is more sensitive to economic conditions and other external factors. Consequently, the economic downturn in the earlier part of this year, along with the subsequent rebound, has contributed to these results. The contribution from Monte Carlo rose $2.8 million, or 37%, for the quarter and $2.9 million, or 11%, for the nine months, also driven by improved REVPAR.

Reno

        Income from operations at our Reno properties (including our 50% share of Silver Legacy) was down $4.0 million, or 37%, and $8.6 million, or 32%, in the quarter and nine months ended October 31, 2003. These decreases were due to the adverse impact of the expansion of Native American gaming in California and the northwestern U.S., most notably the June 2003 opening of a significant new Native American casino located in the heart of Reno's principal feeder market in northern California.

Laughlin

        Our two Laughlin properties, Colorado Belle and Edgewater, posted a combined decrease in income from operations of $0.4 million, or 44%, and $6.1 million, or 54%, for the quarter and nine months. The Laughlin market continues to face increased competition from Native American casinos in its primary feeder markets in Arizona and southern California.

Other Markets

        In Detroit, Michigan, MotorCity Casino generated increases in income from operations of $0.2 million and $27.8 million in the three and nine months. The increase in the nine months was due primarily to the previously discussed write-off of $13.0 million in intangible costs in the prior year and to lower depreciation expense (see discussion under "Depreciation and Amortization"). See also "New Projects—Detroit" under "Financial Position and Capital Resources" for additional details regarding our Detroit operation.

        In Tunica County, Mississippi, income from operations at Gold Strike was up $1.7 million, or 44%, and $4.6 million, or 39%, in the three and nine months ended October 31, 2003, compared to the prior year. These increases were due to increased marketing efforts as discussed previously.

        The contribution to income from operations from Grand Victoria (a 50%-owned riverboat casino in Elgin, Illinois) declined $4.2 million, or 44%, in the quarter and $12.7 million, or 34%, in the nine months. Results at this property reflect the impact of recent gaming tax increases approved by the Illinois legislative, the first of which took effect July 1, 2002 and included a top end rate of 50% on gaming revenues exceeding $200 million, and a second increase that took effect July 1, 2003 and raised the top-end rate to 70% on gaming revenues exceeding $250 million. These tax increases reduced the contribution from Grand Victoria by approximately $4.1 million in the third quarter and $13.6 million in the nine months. See also "Recent Tax Developments".

Depreciation and Amortization

        For the three and nine months ended October 31, 2003, depreciation and amortization expense was $49.8 million and $124.6 million versus $31.9 million and $114.6 million in the prior year. The increases were due primarily to the June 30, 2003 exercise of purchase options under our two operating lease agreements, pursuant to which we paid $198.3 million to acquire the equipment under these leases. See the discussion in "Financing Activities—Recent Transactions" under "Financial Position and Capital Resources" for additional details. For the nine months, this increase was partially offset by the reduction of depreciation at MotorCity Casino. Based upon the revised development agreement entered into with the City of Detroit on August 2, 2002, (discussed more fully under "Financial Position and Capital Resources—New Projects"), depreciation expense related to the MotorCity Casino temporary facility was reduced prospectively. Previously, the cost of the temporary facility was being depreciated over its contractual operating term of four years, with annual depreciation expense approximating $40 million. Under the Revised Development Agreement, the temporary facility will be converted into a permanent resort (as opposed to the permanent resort being developed on a separate site, as was the requirement under the original development agreement). Consequently, the remaining book value of the temporary facility is being depreciated over its remaining expected life, resulting in estimated annual depreciation expense of $10 million, pending construction of the expanded permanent facility or other equipment additions.

Operating Lease Rent

        Operating lease rent for the three and nine months ended October 31, 2003, was $0.0 million and $20.2 million, compared to $13.0 million and $38.2 million in the prior year. The decrease in rent expense was related primarily to the previously discussed June 30, 2003 termination of our operating leases. See the discussion under "Off Balance Sheet Arrangements—Operating Leases" under "Financial Position and Capital Resources" for additional details regarding our operating lease agreements.

Interest Expense

        For the three and nine months ended October 31, 2003, interest expense (excluding the loss on early extinguishment of debt, interest expense of unconsolidated joint ventures and without reduction for capitalized interest) decreased $1.9 million and $11.0 million, respectively, over the comparable prior-year periods. While average debt outstanding was higher in both the three and nine month periods as compared with the prior year, the impact was offset by a higher proportion of less expensive floating rate debt, lower interest rates on short-term borrowings, and the amortization of gains related to the termination of earlier interest rate swap agreements. At October 31, 2002, approximately 95% of our debt portfolio was comprised of fixed-rate obligations. Through a combination of financing transactions, this percentage has been reduced to approximately 55% as of October 31, 2003. See also "Interest Rate Swaps" under "Financial Position and Capital Resources—Financing Activities."

        On July 15, 2003, we called our $275 million 9 1/4% Senior Subordinated Notes due 2005 using borrowings under our revolving credit facility. We paid a premium of $12.7 million to call these notes and wrote off related unamortized loan fees of $2.6 million, resulting in a total loss of $15.3 million. This loss was partially offset by $9.0 million in gains from the sale of related interest rate swaps. As a result of this transaction, the nine month results include a net loss on early retirement of debt of $6.3 million.

        At October 31, 2003, long-term debt (including current portion) stood at $3.02 billion compared to $2.60 billion at October 31, 2002. Capitalized interest was $3.1 million and $5.9 million in the three and nine months ended October 31, 2003, compared to $4.2 million and $9.2 million in the previous year. Capitalized interest in the current year related primarily to the suites tower scheduled to open December 17, 2003 at Mandalay Bay, and in the previous year related primarily to the new convention center at Mandalay Bay.

Income Taxes

        The effective tax rate for the three and nine months ended October 31, 2003 was 34.8% and 35.4% compared to 36.8% and 37.2% for the same periods a year ago. These rates reflect the corporate statutory rate of 35% plus the effect of various nondeductible expenses. Due in large part to the tax benefit which the company receives from the exercise of employee stock options, of which there have been a large number this fiscal year, we do not currently anticipate paying any additional income taxes in fiscal 2004.

Recent Tax Developments

        On June 20, 2003, the Governor of Illinois signed new tax legislation which provides for an increase in tax rates on Illinois gaming revenues. Under the bill, the upper tax rate on casino revenues was increased from 50% on casino revenues exceeding $200 million to 70% on casino revenues exceeding $250 million. The legislation also provides for increased tax rates for the lower revenue tiers as well as increased boarding fees. Based on current revenue levels, we estimate that this tax increase will reduce the contribution from our 50%-owned Grand Victoria by approximately $20 million annually.

        New tax legislation signed into law by the Governor of Nevada on July 22, 2003 will increase the taxes applicable to our Nevada operations and those of our Nevada joint ventures. Based on our initial evaluation of the new Nevada tax law, we believe that its impact on our income from operations will be less than $10 million annually.

FINANCIAL POSITION AND CAPITAL RESOURCES

Operating Activities

        For the nine months ended October 31, 2003, net cash provided by operating activities was $319.3 million versus $312.2 million in the prior year. Higher net income and depreciation expense increased cash provided by operations by $25.6 million compared with the prior year. However, changes in various balance sheet accounts partially offset this benefit. The changes in these balance sheet accounts represented changes which occurred in the normal course of business. In addition, we received a $20.0 million special distribution from Silver Legacy in the prior year, which contributed to net cash provided by operating activities in that period.

        Mandalay had cash and cash equivalents of $170.0 million at October 31, 2003, sufficient for normal daily operating requirements.

Investing Activities

        Net cash used in investing activities was $470.9 million for the nine months ended October 31, 2003, versus $282.2 million in the prior year. Higher capital expenditures accounted for most of the increase.

        Capital expenditures for the nine months ended October 31, 2003, totaled $454.2 million, of which $188.0 million related to the acquisition of equipment pursuant to purchase options we exercised under our operating lease agreements (see "Recent Transactions" and "Off Balance Sheet Arrangements—Operating Leases" for additional details), $158.1 million related to the construction of the new suites tower at Mandalay Bay scheduled to open December 17, 2003, and $29.2 million related to the construction of the new retail concourse between Mandalay Bay and Luxor that opened in October (see "New Projects" for additional details regarding the suites tower and retail concourse). During the nine months, we also purchased a new corporate airplane for $22.7 million. This purchase was funded primarily through the application of a $22.5 million deposit made in fiscal 2003.

        In the corresponding nine months last year, capital expenditures totaled $217.4 million, of which $142.5 million related to the construction of the new convention center at Mandalay Bay and $14.6 million related to a remodeling of suites at Mandalay Bay. Net cash used in investing activities in the prior year also included an additional investment of $43.5 million in Monte Carlo, which was used to payoff that joint venture's revolving credit facility.

Financing Activities

        For the nine months ended October 31, 2003, financing activities provided net cash of $173.2 million. We received combined net proceeds of $650 million from the March and April 2003 issuances of $400 million original principal amount of Floating Rate Convertible Senior Debentures due 2033 and the July 2003 issuance of $250 million 6 1/2% Senior Notes due 2009. These proceeds were used to pay down our revolving credit facility. We utilized borrowings under the revolving credit facility to fund the March 2003 settlement of our $100 million equity forward agreement, the repayment of our $150 million 6 3/4% Senior Subordinated Notes due July 2003, and the July 15 call of our $275 million 9 1/4% Senior Subordinated Notes due 2005. In June 2003, we entered into a lease agreement pursuant to which we borrowed $145 million which, in combination with borrowings under our revolving credit facility, was used to fund the $198.3 million buyout of our previously existing operating leases. We also paid off the remaining $20.0 million of the Detroit credit facility. Furthermore, we received $89.6 million in proceeds stemming from exercises of employee stock options.

        In the prior year, financing activities used net cash of $14.7 million. This included the purchase of 3.1 million shares of our common stock at a cost of $95.6 million, which was offset by net borrowings of $45.8 million under our credit facilities, $28.4 million received from the termination of reverse interest rate swap agreements, and $28.9 million received from exercises of stock options.

Credit Facilities

        In August 2001, we entered into a $250 million term loan facility and an $850 million revolving facility with members of our bank group. Each of these facilities was for general corporate purposes. The entire amount of the term loan facility, which was outstanding at October 31, 2003, was repaid on November 25, 2003 using primarily proceeds from the issuance of 6 3/8% senior notes. (See the discussion in "Recent Financing Transactions" below.) Under the revolving facility, $310.0 million was outstanding at October 31, 2003. The revolving credit facility is unsecured and provides for the payment of interest, at our option, at either (i) a Eurodollar-based rate; or (ii) a rate equal to or an increment above the higher of (a) the Bank of America prime rate, or (b) the Federal Reserve Board federal funds rate plus 50 basis points. At October 31, 2003, the effective rate of interest on the indebtedness outstanding under each of our credit facilities was 2.9%. The revolving credit facility includes financial covenants regarding total debt and interest coverage, plus covenants that limit our ability to dispose of assets, make distributions on our capital stock, engage in a merger, incur liens and engage in transactions with our affiliates. On August 21, 2006, the entire principal amount then outstanding under our revolving credit facility becomes due and payable, unless the maturity date is extended with the consent of the lenders.

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

        As of October 31, 2003, we were in compliance with all of the covenants in our credit facilities, including those related to total debt and interest coverage, and under the most restrictive covenant, we had the ability to issue additional debt of approximately $435 million. Our borrowing capacity under these covenants can fluctuate substantially from quarter to quarter depending upon our operating cash flow.

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

Interest Rate Swaps

        In February 2003, we entered into two "reverse" interest rate swap agreements ("fair value hedges") with members of our bank group. Under one agreement, we received a fixed interest rate of 9.25% and paid a variable interest rate (based on LIBOR plus 6.35%) on $275 million notional amount. Under the other, we received a fixed rate of 6.45% and paid a variable interest rate (based on LIBOR plus 3.57%) on $200 million notional amount. In May 2003, we elected to terminate the $275 million swap and received $2.7 million in cash, representing the fair market value of the swap. Since the underlying $275 million Senior Subordinated Notes were called on July 15, 2003, the unamortized portion of this gain (along with the unamortized portion of the gain related to a similar interest rate swap that was terminated in October 2002) was offset against the related loss on early retirement of debt. The total gain thus offset was $9.0 million. Meanwhile, in June 2003, we elected to terminate the $200 million swap. We received $4.1 million in cash, representing the fair market value of this swap, and recorded a corresponding debt premium which will be amortized to interest expense, using an effective interest rate method, over the then remaining life of the related debt instrument, which was approximately 2 1/2 years.

        In July 2003, we entered into two "reverse" interest rate swap agreements ("fair value hedges") with members of our bank group. Under one agreement, we receive a fixed interest rate of 6.5% and pay a variable interest rate (based on LIBOR plus 2.39%) on $200 million notional amount. Under the other, we receive a fixed rate of 6.5% and pay a variable interest rate (based on LIBOR plus 2.42%) on $50 million notional amount. These swaps are being used to hedge our $250 million 6 1/2% Senior Notes due 2009.

        In November 2003, we entered into two "reverse" interest rate swap agreements ("fair value hedges") with members of our bank group. Under one agreement, we receive a fixed interest rate of 6.375% and pay a variable interest rate (based on LIBOR plus 1.74%) on $125 million notional amount. Under the other, we receive a fixed rate of 6.375% and pay a variable interest rate (based on LIBOR plus 1.72%) on $125 million notional amount. These swaps are being used to hedge our $250 million 6 3/8% Senior Notes due 2011.

        We entered into the above swap agreements, which met the criteria established by the Financial Accounting Standards Board for hedge accounting, in order to further manage our interest expense and achieve a better balance of variable to fixed rate debt in our debt portfolio.

Recent Financing Transactions

        On June 30, 2003, we exercised our options under two operating lease agreements relating to equipment located at several of our Nevada properties, and purchased the equipment for a total purchase price of $198.3 million, representing the equipment's estimated fair market value based on independent appraisals. Simultaneously, we entered into a new lease agreement pursuant to which we assigned a portion of the equipment acquired above to the new lessors and borrowed $145 million. These proceeds, along with borrowings under our revolving credit facility, were used to fund the purchase of the equipment under the operating leases.

        The new lease agreement is considered a capital lease for financial reporting purposes, and we have recorded an asset and a corresponding liability equal to the fair market value of the assets at inception of the lease. Subject to certain conditions, we may borrow up to an additional $105 million under the new lease agreement on or before December 31, 2003. However, we do not currently anticipate borrowing the remaining $105 million available under this agreement. The new lease agreement contains financial covenants regarding total debt and interest coverage that are similar to those under our revolving credit facility. The agreement also contains covenants regarding equipment maintenance, insurance requirements and prohibitions on liens. As of October 31, 2003, we were in compliance with all of the covenants in this lease agreement.

        NOTE:    The discussion under "Investing Activities" previously indicated that we had incurred capital expenditures of $188.0 million related to the purchase of the equipment under our operating lease agreements. This amount differs from the $198.3 million reported above due to $10.3 million of unamortized deferred gain related to the December 2001 operating lease transaction. This deferred gain was reversed when the purchase option was exercised.

        On July 15, 2003, we called our $275 million 9 1/4% Senior Subordinated Notes due 2005 at a call price of 104.625% using borrowings under our revolving credit facility.

        On July 31, 2003, we issued $250 million 6 1/2% Senior Notes due 2009. The net proceeds were used to repay borrowings under our revolving credit facility.

        On November 17, 2003, we redeemed $145.6 million of our $150 million aggregate principal amount of 6.70% Debentures due 2096 pursuant to the holders' one-time option, which was funded utilizing borrowings under our revolving credit facility.

        On November 25, 2003, we issued $250 million 6 3/8% Senior Notes due 2011. The net proceeds, together with borrowings under our revolving credit facility, were used to permanently repay in full our $250 million term loan facility.

Dividends

        On June 12, 2003, we declared a dividend of $.23 per common share amounting to $13.7 million, which was paid August 1, 2003 to stockholders of record on June 26, 2003. On August 27, 2003, we declared a dividend of $.25 per common share amounting to $16.2 million, which was paid October 31, 2003 to stockholders of record on October 15, 2003. On December 2, 2003, we declared a dividend of $.27 per common share payable on February 2, 2004 to shareholders of record on January 15, 2004.

New Projects

Mandalay Bay Suites Tower

        Construction is substantially completed on THEhotel, the new all-suites tower at Mandalay Bay, slated to open December 17, 2003. The new suites will average 750 square feet, among the largest room product in the Las Vegas market. The 43-story tower will also include meeting suites, a spa and fitness center, a lounge and two restaurants, including a rooftop venue "Mix in Las Vegas" created by famed chef Alain Ducasse. We expect that the new suites will serve the demand generated by the new convention center. The total cost of the new tower is estimated to be $230 million, excluding land, capitalized interest and preopening expenses. As of October 31, 2003, we had incurred costs of $176.6 million related to this project.

Retail Center

        In October, we opened Mandalay Place, a retail center located between Mandalay Bay and Luxor. The center will eventually include approximately 90,000 square feet of retail space and approximately 40 stores and restaurants, including several upscale, internationally-branded retailers. The cost is estimated to be approximately $50 million, excluding land, capitalized interest and preopening expenses. As of October 31, 2003, we had incurred costs of $39.8 million related to this project.

        We currently estimate that total capital expenditures for fiscal 2004 will be in the vicinity of $550 million, including our purchase of $188.0 million of previously leased equipment. The majority of the remaining expenditures will relate to the new all-suites tower and the new retail center. Estimated capital expenditures also include maintenance capital spending, which consists of items necessary to maintain the operating condition of our properties, such as new slot machines, carpeting, computers and similar equipment. We anticipate capital expenditures for the balance of fiscal 2004 will be funded primarily from cash flow, though we also have funds available under our revolving credit facility. Actual capital expenditures for fiscal 2004 may differ from the estimated range.

Detroit

        We participate with the Detroit-based Atwater Casino Group in a joint venture that owns and operates a casino in Detroit, Michigan. This joint venture is one of three groups which negotiated casino development agreements with the City of Detroit. We have a 53.5% ownership interest in the joint venture.

        Pursuant to a Revised Development Agreement approved by the Detroit City Council on August 2, 2002, MotorCity Casino is to be expanded into a permanent facility at its current location by December 31, 2005. Under the terms of this agreement, the joint venture had paid the City a total of $35.5 million as of October 31, 2003 and is obligated to pay an additional $8.5 million in six equal monthly installments by May 2004.

        The joint venture's $150 million credit facility matured June 30, 2003. We had guaranteed this credit facility.

        Under the terms of the joint venture's operating agreement, Mandalay is to receive a management fee for a period of ten years equal to 1.5% of the cost of the permanent casino facility. The management committee of the joint venture initially determined that Mandalay was entitled to the management fee commencing on the date the Revised Development Agreement was signed, since that agreement provided for the existing facility to become the permanent facility. The management committee ultimately determined that the management fee should not be paid until the permanent casino expansion is completed. As a result, we reversed previously accrued management fee income of $1.8 million in the second quarter ended July 31, 2003.

        The joint venture's operation of MotorCity Casino is subject to ongoing regulatory oversight, and its ability to proceed with an expanded hotel/casino project is contingent upon the receipt of all necessary governmental approvals, successful resolution of pending litigation and satisfaction of other conditions. On November 26, 2003, we announced that MotorCity Casino had signed a settlement agreement with the Lac Vieux Desert Band of Lake Superior Chippewa Indians. The settlement agreement must still be approved by the courts in which the Lac Vieux litigation is pending. The parties have also requested dissolution of the injunction preventing MotorCity from proceeding with construction of its expanded facility. Upon the courts' approval of the settlement agreement, MotorCity will pay to the Lac Vieux Tribe $3 million, plus attorneys' fees. Under the terms of the settlement agreement, MotorCity will pay an additional $5.75 million on the first and second anniversaries of the first payment and $1 million annually for 25 years, beginning on the third anniversary. The occurrence of certain events would suspend, lower and/or terminate the payments. There can be no assurance as to when the courts will act with respect to this matter, or what action the courts will take.

Share Purchases

        In March 2003, the Board of Directors authorized the purchase of up to 10 million shares of our common stock that remain outstanding after our prior authorization is fully utilized. On March 31, 2003, we purchased the remaining 3.3 million shares under our equity forward agreements for $100 million (discussed more fully under "Off Balance Sheet Arrangements"). We made no additional share purchases during the quarter and nine months ended October 31, 2003, and as of that date, the number of additional shares we are authorized to purchase was approximately 10.3 million. Any share purchases we may make in the future pursuant to this authorization will be dependent upon cash flow, borrowing capacity and market conditions, and are expected to be made in accordance with the volume and other limitations of Rule 10b-18 under the Securities Exchanges Act of 1934.

Liquidity

        We have various obligations including the following: (i) existing cash obligations; (ii) capital commitments on projects under way as well as capital commitments and other obligations relating to the proposed expansion of our Detroit joint venture property (see "New Projects"); and (iii) payment of dividends to the holders of our common stock. We believe we have sufficient capital resources to meet all of the above obligations, as well as provide for additional strategic purchases of our common stock or investments in new projects. This belief is based upon (i) our historically strong and dependable operating cash flows; (ii) the availability of borrowings under our revolving credit facility; and (iii) the ability to raise funds in the debt and equity markets. Under our revolving bank facility, which expires August 2006, we had $540.0 million of borrowing capacity available as of October 31, 2003, of which we could utilize approximately $435 million under the most restrictive of our loan covenants. Our borrowing capacity under these covenants can fluctuate substantially from quarter to quarter depending upon our operating cash flow.

Off Balance Sheet Arrangements

Operating Leases

        In October 1998, we entered into a $200 million operating lease agreement with a group of financial institutions to lease equipment at Mandalay Bay. In December 2001, we entered into a series of sale and leaseback agreements covering equipment located at several Nevada properties. These agreements, also made with a group of financial institutions, totaled $130.5 million.

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

        On June 30, 2003, we exercised our purchase options under these operating leases and purchased the equipment for a total purchase price of $198.3 million, representing the equipment's fair market value based upon independent appraisals. The purchase was financed through a combination of borrowings under our new lease agreement (discussed previously) and borrowings under our revolving credit facility.

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

        We incurred quarterly interest charges on the notional amount at a rate equal to LIBOR plus 1.95%. Total interest charges incurred from inception through March 31, 2003, amounted to $12.3 million, of which $0.7 million was incurred during the quarter ended April 30, 2003. We also incurred structuring fees and commission charges totaling $3.7 million, none of which were incurred during the nine months ended October 31, 2003. These interest charges and other fees are included in the cost of treasury stock, net of the related tax benefit.

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

        In February 2003, we entered into two "reverse" interest rate swap agreements ("fair value hedges") with members of our bank group. Under one agreement, we received a fixed interest rate of 9.25% and paid a variable interest rate (based on LIBOR plus 6.35%) on $275 million notional amount. Under the other, we received a fixed rate of 6.45% and paid a variable interest rate (based on LIBOR plus 3.57%) on $200 million notional amount. In May 2003, we elected to terminate the $275 million swap and received $2.7 million in cash, representing the fair market value of the swap. Since the underlying $275 million Senior Subordinated Notes were called on July 15, 2003, the unamortized portion of this gain (along with the unamortized portion of the gain related to a similar interest rate swap that was terminated in October 2002) was offset against the related loss on early retirement of debt. The total gain thus offset was $9.0 million. Meanwhile, in June 2003, we elected to terminate the $200 million swap. We received $4.1 million in cash representing the fair market value of this swap, and recorded a corresponding debt premium which will be amortized to interest expense, using an effective interest rate method, over the then remaining life of the related debt instrument, which was approximately 2 1/2 years.

        In July 2003, we entered into two "reverse" interest rate swap agreements ("fair value hedges") with members of our bank group. Under one agreement, we receive a fixed interest rate of 6.5% and pay a variable interest rate (based on LIBOR plus 2.39%) on $200 million notional amount. Under the other, we receive a fixed rate of 6.5% and pay a variable interest rate (based on LIBOR plus 2.42%) on $50 million notional amount. These swaps are being used to hedge our $250 million 6 1/2% Senior Notes due 2009.

        In November 2003, we entered into two "reverse" interest rate swap agreements ("fair value hedges") with members of our bank group. Under one agreement, we receive a fixed interest rate of 6.375% and pay a variable interest rate (based on LIBOR plus 1.74%) on $125 million notional amount. Under the other, we receive a fixed rate of 6.375% and pay a variable interest rate (based on LIBOR plus 1.72%) on $125 million notional amount. These swaps are being used to hedge our $250 million 6 3/8% Senior Notes due 2011.

        The above swap agreements meet the criteria established by the FASB for hedge accounting.

        The following table provides information as of October 31, 2003 about our current financial instruments (interest rate swaps and debt obligations) that are sensitive to changes in interest rates. For debt obligations, the table presents principal payments and related weighted-average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted-average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted-average variable rates are based on implied forward rates in the yield curve. Implied forward rates should not be considered a predictor of actual future interest rates.

	Year ending January 31,
	Remaining 2004	2005	2006	2007	2008	Thereafter	Total
	(in millions)
Long-term debt (including current portion)
Fixed-rate	$0.3	$0.3	$0.3	$200.1	$500.2	$1,050.8	$1,752.0
Average interest rate	6.0%	6.7%	6.7%	6.5%	10.2%	8.1%	8.5%
Variable-rate	$—	$16.4	$16.4	$726.4	$10.0	$485.9	$1,255.1
Average interest rate	—	1.7%	3.3%	4.5%	5.1%	5.6%	4.9%
Interest rate swaps
Pay fixed	$—	$—	$—	$—	$—	$—	$—
Average payable rate	—	—	—	—	—	—	—
Average receivable rate	—	—	—	—	—	—	—
Pay floating	$—	$—	$—	$—	$—	$250.0	$250.0
Average payable rate	—	—	—	—	—	8.6%	8.6%
Average receivable rate	—	—	—	—	—	6.5%	6.5%

NOTE:    The above table reflects the impact of the November 17, 2003 redemption of $145.6 million of our $150 million 6.70% Debentures due 2096 pursuant to the holders' one-time option, which was funded utilizing borrowings under our revolving credit facility.

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

        An evaluation was performed by management, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that, as of October 31, 2003, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

        There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

        Reference is made to the discussion of our Detroit litigation contained in Item 3 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2003. On November 26, 2003, Mandalay Resort Group announced that its 53.5%-owned Detroit affiliate, MotorCity Casino, had signed a settlement agreement with the Lac Vieux Desert Band of Lake Superior Chippewa Indians. The settlement agreement must still be approved by the courts in which the Lac Vieux litigation is pending. The parties have also requested dissolution of the injunction preventing MotorCity from proceeding with construction of its expanded facility. Upon the courts' approval of the settlement agreement, MotorCity will pay to the Lac Vieux Tribe $3 million, plus attorneys' fees. Under the terms of the settlement agreement, MotorCity will pay an additional $5.75 million on the first and second anniversaries of the first payment and $1 million annually for 25 years, beginning on the third anniversary. The occurrence of certain events would suspend, lower and/or terminate the payments. There can be no assurance as to when the courts will act with respect to this matter, or what action the courts will take.

Item 6.    Exhibits and Reports on Form 8-K.

  (a)
  The following exhibits are filed as part of this report:

4.1.	Indenture, dated as of November 25, 2003, by and between the Registrant and The Bank of New York with respect to $250 million aggregate principal amount of 6 3/8% Senior Notes due 2011.
4.2.
Registration Rights Agreement, dated as of November 25, 2003, by and among the Registrant and Banc of America Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Credit Suisse First Boston LLC, J.P. Morgan Securities Inc., SG Cowen Securities Corporation, Credit Lyonnais Securities (USA) Inc., Scotia Capital (USA) Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mizuho International plc. and Wells Fargo Securities, LLC.
10.1.	Interest Rate Swap Agreement, dated as of December 2, 2003, by and between the Registrant and Bank of America, N.A.
10.2.	Interest Rate Swap Agreement, dated as of December 1, 2003, by and between the Registrant and Deutsche Bank AG.
10.3.	Fourth Amendment dated August 2, 2002, to Operating Agreement dated October 7, 1997, by and between Circus Circus Michigan, Inc. and Atwater Casino Group, L.L.C.
10.4.	Fifth Amendment dated October 31, 2003, to Operating Agreement dated October 7, 1997, by and between Circus Circus Michigan, Inc. and Atwater Casino Group, L.L.C.
31.1.	Certification of Michael S. Ensign, Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2.	Certification of Glenn Schaeffer, Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1.	Certification of Michael S. Ensign Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2.	Certification of Glenn Schaeffer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b)
  Reports on Form 8-K.

        During the period covered by this report, the Company filed the following reports on Form 8-K:

  •
  A Form 8-K, was filed on September 2, 2003, and included information under Items 7 and 12 relating to the press release announcing the Company's second quarter results.

  •
  A Form 8-K, was filed on September 9, 2003, and included information under Item 11 relating to a blackout period for the Company's Employees' Profit Sharing and Investment Plan.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANDALAY RESORT GROUP (Registrant)
Date: December 12, 2003	By:	/s/ GLENN SCHAEFFER Glenn Schaeffer President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
4.1.	Indenture, dated as of November 25, 2003, by and between the Registrant and The Bank of New York with respect to $250 million aggregate principal amount of 6 3/8% Senior Notes due 2011.
4.2.
Registration Rights Agreement, dated as of November 25, 2003, by and among the Registrant and Banc of America Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Credit Suisse First Boston LLC, J.P. Morgan Securities Inc., SG Cowen Securities Corporation, Credit Lyonnais Securities (USA) Inc., Scotia Capital (USA) Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mizuho International plc. and Wells Fargo Securities, LLC.
10.1.	Interest Rate Swap Agreement, dated as of December 2, 2003, by and between the Registrant and Bank of America, N.A.
10.2.	Interest Rate Swap Agreement, dated as of December 1, 2003, by and between the Registrant and Deutsche Bank AG.
10.3.	Fourth Amendment dated August 2, 2002, to Operating Agreement dated October 7, 1997, by and between Circus Circus Michigan, Inc. and Atwater Casino Group, L.L.C.
10.4.	Fifth Amendment dated October 31, 2003, to Operating Agreement dated October 7, 1997, by and between Circus Circus Michigan, Inc. and Atwater Casino Group, L.L.C.
31.1.	Certification of Michael S. Ensign, Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2.	Certification of Glenn Schaeffer, Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1.	Certification of Michael S. Ensign Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2.	Certification of Glenn Schaeffer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
  Item 4. Controls and Procedures.
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURE
INDEX TO EXHIBITS