Form 10-K
period 2004-01-31
MANDALAY RESORT GROUP
filed 2004-04-15
CIK 725549

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2004
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

        The aggregate market value of the voting and non-voting common equity held by persons other than the registrant's directors and executive officers as of July 31, 2003 (the last business day of the registrant's most recently completed second fiscal quarter), based upon the last reported sale price on the New York Stock Exchange on such date, was $1,946,637,793.

        The number of shares of registrant's Common Stock, $.01-2/3 par value, outstanding at March 31, 2004: 66,579,970.

DOCUMENTS INCORPORATED BY REFERENCE

        PART III—Portions of the Registrant's definitive proxy statement relating to the annual meeting of stockholders to be held on July 6, 2004, are incorporated by reference into Items 10 through 14, inclusive.

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

Overview

        We are one of the four largest hotel-casino operators in the United States, in terms of revenues, rooms and casino space. Our operations consist of 12 wholly owned resorts in Nevada and Mississippi, as well as investments in four joint ventures with operating resorts in Nevada, Illinois and Michigan. Our resorts cater to a wide variety of customers, from value-oriented to high-end, and we strive to provide the best overall experience in each of the market segments in which we compete.

        Our core market is Las Vegas, the world's largest gaming market, where our properties are expected to generate approximately 75% of our operating income in fiscal 2005. We have the largest-scaled hotel/casino resort development in Las Vegas. This "Mandalay Mile" consists of three interconnected megaresorts on 230 acres, and includes our flagship property, Mandalay Bay. Mandalay Bay is typically the best performer among our properties, as it possesses amenities that appeal to higher-income customers. Strong demand from this segment of our customer base has permitted us greater pricing leverage, which has helped to drive results at this property. With the recent additions of the convention center, an all-suites hotel tower and a retail center, Mandalay Bay should continue to be the leading driver of near-term growth for our company.

        Although the casino accounts for approximately 50% of our revenue companywide, we consider the hotel to be the principal driver of our business in the Las Vegas market. This is due to the fact that the majority of our revenues are derived from "in-house" customers, that is, customers who stay in our hotel rooms. Consequently, to the extent we can place higher-value customers in our rooms, we can generate increased revenues throughout our properties. Furthermore, due to the nature of gaming activities, we have little pricing leverage in the casino, whereas we possess significant pricing leverage in our rooms.

        We have provided the information below as of January 31, 2004 about our properties and those of the joint ventures in which we participate. Except as otherwise indicated, we wholly own and operate these properties.

Location/Property	Guest Rooms	Approximate Casino Square Footage	Slots(1)	Gaming Tables(2)	Parking Spaces
Las Vegas, Nevada
Mandalay Bay(3)	4,760	135,000	1,965	129	7,000
Luxor	4,408	120,000	1,894	104	3,200
Excalibur	4,002	110,000	1,791	73	4,000
Circus Circus	3,744	109,000	1,938	73	4,700
Monte Carlo (50% Owned)	3,002	90,000	1,877	74	4,000
Slots-A-Fun	—	16,700	597	22	—
Reno, Nevada
Circus Circus	1,572	60,000	1,466	60	3,000
Silver Legacy (50% Owned)	1,711	85,000	1,910	77	1,800
Laughlin, Nevada
Colorado Belle	1,226	64,000	1,237	38	1,700
Edgewater	1,450	44,000	1,178	32	2,300
Jean, Nevada
Gold Strike	811	37,000	821	15	2,100
Nevada Landing	303	36,000	810	15	1,400
Henderson, Nevada
Railroad Pass	120	21,000	354	7	600
Tunica County, Mississippi
Gold Strike	1,149	48,000	1,380	49	1,400
Detroit, Michigan
MotorCity Casino (53.5% Owned)(4)	—	75,000	2,528	82	3,800
Elgin, Illinois
Grand Victoria (50% Owned)	—	36,000	1,072	41	2,300

Total	28,258	1,086,700	22,818	891	43,300

(1)
Includes slot machines and other coin-operated devices.

(2)
Generally includes blackjack ("21"), craps, pai gow poker, Caribbean stud poker, wheel of fortune and roulette. Mandalay Bay, Luxor and MotorCity Casino also offer baccarat.

(3)
This property, which opened March 2, 1999, includes a Four Seasons Hotel with 424 guest rooms that we own and Four Seasons Hotels Limited manages. It also includes 1,117 suites at THEhotel at Mandalay Bay, an all-suites tower we opened in December 2003.

(4)
This property, which opened December 14, 1999, is being operated pending the construction of an expanded hotel-casino facility.

Property Descriptions

        Provided below is additional information concerning the properties we, and the joint ventures in which we participate, own and operate.

Las Vegas, Nevada

        Mandalay Bay.    This property is located on the Las Vegas Strip adjacent to our Luxor property and is the first major resort on the Las Vegas Strip to greet visitors arriving in Las Vegas on I-15, the primary thoroughfare between Las Vegas and southern California. The 43-story South Seas themed hotel-casino resort has 4,760 guest rooms, including a Four Seasons Hotel with 424 guest rooms that provides visitors with a luxury "five-diamond" hospitality experience, and THEhotel, a new tower with 1,117 suites which opened in December 2003. Mandalay Bay's attractions include an 11-acre tropical lagoon featuring a surfing beach, a three- quarter-mile lazy river ride, and Moorea Beach, a European-style "ultra" beach, along with a 30,000-square-foot spa. The property features numerous restaurants such as Charlie Palmer's Aureole, Wolfgang Puck's Trattoria Del Lupo, China Grill, rumjungle, Red Square, Red, White and Blue, and Border Grill, as well as a House of Blues nightclub and restaurant, including its signature Foundation Room situated on Mandalay Bay's top floor. In 2004, we will also open Fleur de Lys featuring the French cuisine of restaurateur Hubert Keller. Mandalay Bay also offers multiple entertainment venues that include the Shark Reef at Mandalay Bay featuring sharks and rare sea predators, a 1,760-seat showroom featuring the Broadway hit "Mamma Mia!", the rumjungle nightclub and a 12,000-seat special events arena that features entertainment and sporting events.

        In January 2003, we opened a new convention and meeting complex on land adjacent to the Mandalay Bay Conference Center. The new complex includes more than one million square feet of exhibit space. With this new building and the original conference center, Mandalay Bay now offers almost two million gross square feet of conference and exhibit space.

        In October 2003, we opened Mandalay Place, a retail center located between Mandalay Bay and Luxor. The center will eventually include approximately 90,000 square feet of retail space and approximately 40 stores and restaurants, including internationally branded retailers like Oilily, GF Ferre, Nike Golf and Urban Outfitters, along with restaurants by celebrity chefs Pierro Selvaggio, Hubert Keller and Rick Moonen.

        In December 2003, we opened THEhotel, a 1,117-all-suite tower at Mandalay Bay. The new suites average 750 square feet, among the largest room product in the Las Vegas market. The new tower also includes meeting suites, a spa and fitness center, a lounge and two restaurants, including a rooftop venue "Mix-Las Vegas" created by famed chef Alain Ducasse that will open in Summer 2004. We expect that the new suites will serve the demand generated by the new convention center.

        Luxor.    This property is an Egyptian-themed hotel and casino complex situated on our Mandalay Mile, between Mandalay Bay and Excalibur. The resort features a 30-story pyramid and two 22-story hotel towers. Luxor offers 20,000 square feet of convention space, a 20,000-square-foot spa, a 1,200-seat showroom featuring the off-Broadway hit "Blue Man Group", a nightclub, and food and entertainment venues on three different levels beneath a soaring hotel atrium. The pyramid's guest rooms can be reached from the four corners of the building by "inclinators" that travel at a 39-degree angle. Above the pyramid's casino, the property offers a special format motion base ride and an IMAX 2D/3D theater. Luxor's other public areas include a buffet, eight restaurants including four gourmet restaurants, as well as a snack bar, a food court featuring national fast food franchises, several cocktail lounges and a variety of specialty shops.

        Excalibur.    This property is a castle-themed hotel and casino complex situated immediately to the north of Luxor on Mandalay Mile. Excalibur's public areas include a Renaissance fair, a medieval village, an amphitheater with a seating capacity of nearly 1,000, where mock jousting tournaments and costume drama are presented nightly, two dynamic motion theaters, various artisans' booths and medieval games of skill. In addition, Excalibur has a buffet restaurant, six themed restaurants, as well as several snack bars, cocktail lounges and a variety of specialty shops. The property also recently added a 13,000-square-foot spa.

        Circus Circus-Las Vegas.    This property, which is our original resort, is a circus-themed hotel and casino complex situated on the north end of the Las Vegas Strip. From a "Big Top" above the casino, Circus Circus-Las Vegas offers its guests a variety of circus acts performed daily, free of charge. A mezzanine area overlooking the casino has a circus midway with carnival-style games and an arcade that offers a variety of amusements and electronic games. Four specialty restaurants, a buffet, a coffee shop, four fast food snack bars, several cocktail bars and a variety of gift shops and specialty shops are also available to the guests at Circus Circus-Las Vegas. The Adventuredome, covering approximately five acres, offers theme park entertainment that includes a high-speed, double-loop, double-corkscrew roller coaster, a coursing river flume ride on white-water rapids, a motion base ride, several rides and attractions designed for preschool age children, themed carnival-style midway games, an arcade, food kiosks and souvenir shops, all in a climate-controlled setting under a giant space-frame dome.

        Monte Carlo (50% owned).    Through wholly owned entities, we are a 50% participant with a subsidiary of MGM MIRAGE in, and manage the operations of, Victoria Partners, a joint venture which owns Monte Carlo, a 3,002-room hotel and casino resort situated on the Las Vegas Strip between Bellagio, a 3,000-room resort, and New York-New York, a 2,000-room hotel-casino resort, each owned and operated by MGM MIRAGE. Monte Carlo's casino reflects a palatial style reminiscent of the Belle Epoque, the French Victorian architecture of the late 19th century. Amenities at Monte Carlo include three specialty restaurants, including the popular Andre's gourmet restaurant, a buffet, a coffee shop, a food court, a microbrewery which features live entertainment, approximately 28,000 square feet of meeting and banquet space, and tennis courts. A 1,200-seat replica of a plush vaudeville theater, including a balcony and proscenium arch, features an elaborately staged show of illusions by the world-renowned magician, Lance Burton.

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

        Silver Legacy (50% owned).    Through a wholly owned entity, we are a 50% participant with Eldorado Limited Liability Company in the Circus and Eldorado Joint Venture, a joint venture which owns and operates Silver Legacy, a hotel-casino and entertainment complex situated in downtown Reno, Nevada. Silver Legacy is located between Circus Circus-Reno and the Eldorado Hotel & Casino, which is owned and operated by an affiliate of our joint venture partner at Silver Legacy. Silver Legacy's casino and entertainment complex is connected at the mezzanine level with Circus Circus-Reno and the Eldorado by enclosed climate-controlled skyways above the streets between the respective properties. The property's exterior is themed to evoke images of historical Reno. Silver Legacy features five restaurants and several bars, a special events center, custom retail shops, a health spa and an outdoor pool and sun deck. Circus and Eldorado Joint Venture's executive committee, which functions in a manner similar to a corporation's board of directors, is responsible for overseeing the performance of Silver Legacy's management. Under the terms of the joint venture agreement, we appoint three of the executive committee's five members.

Laughlin, Nevada

        Colorado Belle.    This property is situated on the bank of the Colorado River in Laughlin, Nevada, approximately 90 miles south of Las Vegas. The Colorado Belle features a 600-foot replica of a Mississippi riverboat, and also includes a buffet, a coffee shop, three specialty restaurants, a microbrewery, fast food snack bars and cocktail lounges, as well as a gift shop and other specialty shops.

        Edgewater.    This property is located adjacent to Colorado Belle along the Colorado River. Edgewater's facilities include a specialty restaurant, a coffee shop, a buffet, a snack bar and cocktail lounges.

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

        Gold Strike.    This property is an "Old West" themed hotel-casino located on the east side of Interstate-15. The property has, among other amenities, a swimming pool and spa, several restaurants, a banquet center, a gift shop and an arcade. The casino has a stage bar with regularly scheduled live entertainment and a casino bar.

        Nevada Landing.    This property is a turn-of-the-century riverboat themed hotel-casino located across Interstate-15 from Gold Strike. Nevada Landing includes a 70-seat Chinese restaurant, a full-service coffee shop, a buffet, a snack bar, a gift shop, a swimming pool and spa and a 300-guest banquet facility.

Henderson, Nevada

        Henderson is a suburb located southeast of Las Vegas.

        Railroad Pass.    This property is situated along US-93, the direct route between Las Vegas and Phoenix, Arizona. The property includes, among other amenities, two full-service restaurants, a buffet, a gift shop, two bars, a swimming pool and a banquet facility. In contrast with our other Nevada properties, Railroad Pass caters to local residents, particularly from Henderson and Boulder City.

Tunica County, Mississippi

        Tunica County is located 20 miles south of Memphis, Tennessee on the Mississippi River. Tunica County attracts customers from Mississippi and surrounding states, including cities such as Memphis, Tennessee and Little Rock, Arkansas.

        Gold Strike-Tunica.    This property is a dockside casino located along the Mississippi River in Tunica County, approximately three miles west of Mississippi State Highway 61 (a major north/south highway connecting Memphis with Tunica County) and 20 miles south of Memphis. The property features an 800-seat showroom, a coffee shop, a specialty restaurant, a buffet, a snack bar and several cocktail lounges. Gold Strike-Tunica is part of a three-casino development covering approximately 72 acres. The other two casinos are owned and operated by unaffiliated third parties. We also own an undivided one-half interest in an additional 388 acres of land which may be used for future development.

Detroit, Michigan

        MotorCity Casino (53.5% owned).    In December 1999, with our joint venture partner, Atwater Casino Group, we opened MotorCity Casino, a casino facility in Detroit, Michigan. The casino includes approximately 75,000 square feet of casino space, four restaurants and a 3,800-space parking facility. Under a revised development agreement with the City of Detroit, MotorCity Casino is to be expanded at its current location by December 31, 2005, into a facility that is currently planned to include approximately 400 hotel rooms, 100,000 square feet of casino space, a theater, convention space, and additional restaurants, retail space and parking. We are committed to contribute 20% of the costs of the permanent facility in the form of an investment in the joint venture, and the joint venture will seek to borrow the balance of the costs. Under our operating agreement, project costs are to be reviewed every six months and additional contributions could be required in the future. The costs of the additional facilities, excluding land, capitalized interest and preopening expenses, is currently estimated to be $275 million.

        Various lawsuits have been filed in the state and federal courts challenging the constitutionality of the Detroit Casino Competitive Selection Process and the Michigan Gaming Control Revenue Act, and seeking to appeal the issuance of a certificate of suitability to MotorCity Casino. Incorporated by reference in this Item 1 is the additional information appearing under the caption "Detroit Litigation" in Item 3 of this report.

Elgin, Illinois

        Grand Victoria (50% owned).    Through wholly owned entities, we are a 50% participant with RBG, L.P., in a joint venture which owns Grand Victoria. Grand Victoria is a Victorian themed riverboat casino and land-based entertainment complex in Elgin, Illinois, a suburb approximately 40 miles northwest of downtown Chicago. The two-story vessel provides 80,000 square feet of space, approximately 36,000 square feet of which was being used as casino space as of January 31, 2004. The boat offers dockside gaming, which means its operation is conducted at dockside without cruising. The property also features a dockside complex that contains an approximately 83,000-square-foot pavilion with a buffet, a fine dining restaurant, a VIP lounge and a gift shop. Grand Victoria, which is strategically located among the residential suburbs of Chicago, with nearby freeway access and direct train service from downtown Chicago, is located approximately 20 miles and 45 miles, respectively, from its nearest competitors in Aurora, Illinois and Joliet, Illinois, and holds one of only ten riverboat gaming licenses currently granted state-wide, nine of which are presently operational. The operator of the dormant tenth license, which has been the subject of litigation, entered into a settlement agreement with the Illinois Board whereby the ownership interest in the license will be transferred to a new operator. Pursuant to a bidding process, the Illinois Board selected Isle of Capri which plans to locate its operation in Rosemont, Illinois. Rosemont is approximately 25 miles from the Grand Victoria. The closing of this transaction is contingent upon the settlement of outstanding litigation, the Illinois Board finding Isle of Capri suitable for licensure and the Illinois Attorney General's final approval of the settlement agreement between the Illinois Board and the operator. We manage the Grand Victoria, subject to the oversight of an executive committee which functions in a manner similar to a corporation's board of directors. Each joint venture partner is equally represented on the executive committee.

Marketing

        We have historically followed a marketing and operating philosophy which emphasized high-volume business by providing moderately priced hotel rooms, food and beverage and alternative entertainment in combination with our gaming operations. While we continue to follow this philosophy at many of our properties such as Circus Circus, with the opening of Mandalay Bay (and to a lesser extent Luxor), our marketing focus has shifted to providing a high-quality, destination-resort experience designed to appeal to higher-wealth customers. With the opening of the new convention center and THEhotel at Mandalay Bay, we are also targeting the lucrative business and convention segment of the market. We seek to provide the best overall experience for our customers in each of the market segments we serve.

        Las Vegas is our core market and our properties in Las Vegas appeal to a broad range of customers. For example, Mandalay Bay—with its fine rooms, internationally renowned restaurants, and entertainment attractions—appeals to the upper middle-income to high-income segment of the market. Meanwhile, Luxor and Monte Carlo are marketed more to the middle-income to upper middle-income segment of the market. With their playful themes and more limited amenities, Circus Circus and Excalibur appeal more to the value-oriented, middle-income segment of the market.

        We consider hotel operations to be the principal driver of our business in the Las Vegas market, due to the fact that a majority of our revenues are derived from customers staying in our hotel rooms. Hotel customers are typically divided into three main segments: (1) free and independent travelers ("FIT"); (2) convention and business; and (3) wholesale. With its sizeable convention facilities, Mandalay Bay now has a higher percentage of convention and business customers staying in its hotel rooms, as does the adjacent Luxor. Meanwhile, our other Las Vegas properties are more dependent on FIT and wholesale customers.

        Our properties in other markets outside Las Vegas tend to be more dependent upon gaming revenues and, consequently, these properties typically appeal to customers in multiple segments of the market who are primarily seeking a gaming experience.

        We utilize a variety of methods to market our properties including advertising on radio, television and billboards, as well as in magazines. We market our Las Vegas Strip properties primarily through national cable television and magazines. For our other Nevada properties, advertising is concentrated primarily in Nevada, California and Arizona, while our properties outside Nevada advertise in the regional markets in which they compete. We also utilize direct marketing to a large extent, by making specific offers directly to our extensive database of customers, both via mail and the Internet. We also maintain Internet websites for all of our properties, which provide customers with information about our resorts, along with the ability to make hotel and show reservations. In addition, we offer complimentary hotel accommodations, meals and drinks to selected customers.

        We also look for cross-marketing opportunities. For example, in November 2001 we introduced One Club, our player affinity program that allows cash and complimentary awards to be accumulated and redeemed in real time across multiple properties. Our wholly owned properties in Las Vegas, Laughlin, and Reno, Nevada and Tunica County, Mississippi, as well as Monte Carlo are currently linked through the One Club system. We believe the One Club system has helped us maintain and expand our customer database, enabling us to better target our marketing efforts. We also believe One Club encourages repeat visitation to our properties and further encourages customers to visit our other properties through the seamless use of their One Club card.

        Our Mandalay Mile also provides us with unique cross-marketing opportunities where we can promote the restaurants, entertainment and other amenities located throughout the Mandalay Mile properties—Mandalay Bay, Luxor and Excalibur—to each other as well as to our other properties located outside the Mandalay Mile. In addition to One Club, we cross-market these properties through the use of video screens, in-room brochures and displays located within each property and within the skyways and monorail systems connecting the Mandalay Mile properties.

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

	Year Ended January 31,
	2004		2003		2002
	(Dollars in thousands)
Revenues:
Casino(1)	$1,225,249	49.2%	$1,205,163	51.2%	$1,201,707	51.1%
Hotel(2)	652,287	26.2%	570,236	24.2%	581,551	24.8%
Food and beverage(2)	454,602	18.3%	414,051	17.6%	410,276	17.5%
Other(2)	334,645	13.4%	333,979	14.2%	332,253	14.1%

	2,666,783	107.1%	2,523,429	107.2%	2,525,787	107.5%
Less:
Complimentary allowances(2)	(175,684)	(7.1)%	(169,311)	(7.2)%	(177,275)	(7.5)%

Net revenues	$2,491,099	100.0%	$2,354,118	100.0%	$2,348,512	100.0%

(1)
Casino revenues are the net difference between the sums received as winnings and the sums paid as losses, less incentives provided to customers in the form of discounts and the value of points earned under our player club.

(2)
Hotel, Food and beverage and Other include the retail value of services which are provided to casino customers and others on a complimentary basis. Such amounts are then deducted as complimentary allowances to arrive at net revenue.

        We historically have followed a general policy of offering minimal credit to gaming customers at our properties. However, Mandalay Bay (and to lesser extent Luxor) do extend credit to gaming customers on a selective basis in an effort to appeal to a broader segment of the gaming market. As a result, while our other properties continue to offer minimal credit, credit play now represents a more significant portion of the volume of table games play at Mandalay Bay and at Luxor. See Note 2 of Notes to Consolidated Financial Statements in Item 8 of this report.

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

        Our operating results can vary substantially from quarter to quarter though, on an annual basis, our results are generally less volatile. Special events such as a championship boxing match or a concert, or visits by high-budget players, or the timing of holidays, or even bad weather, can impact our results for the respective periods during which such events occur. Our operating income is typically lowest in the fourth quarter, affected by slower travel leading up to the holiday period. With the increase in convention business stemming from the new convention center at Mandalay Bay, our quarterly fluctuations may be accentuated. Convention business is typically the strongest in our first and third quarters.

        We maintain stringent cost controls over all of our operations. In connection with our gaming activities, we follow a policy of controls and cross checks on the recording of all receipts and disbursements. The cash controls we have developed and utilize include the following:

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

        In addition to all of the risks referred to in the preceding paragraph, the Detroit joint venture's construction of its planned expansion to its facility is dependent on the satisfactory resolution of the litigation described under the heading "Detroit Litigation" in Item 3 of this report. Although a revised development agreement has been approved by the City of Detroit, by court order this construction is currently being held in abeyance pending resolution of litigation.

        There can be no assurance as to the commencement or successful completion of any project we or any joint venture in which we are a participant may undertake, including the Detroit joint venture's planned expansion of MotorCity Casino.

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

        Many Native American tribes throughout the United States, including tribes in California and Arizona, conduct casino gaming and other Native American tribes are either in the process of establishing, or are considering establishing, gaming at additional locations. On March 7, 2000, California voters approved Proposition 1A which amended the California constitution and legalized "Nevada-style" gaming on Native American reservations. The passage of this amendment has allowed the expansion of existing Native American gaming operations, as well as the opening of new Native American gaming facilities, in California. A total of 63 of the 107 federally recognized Native American tribes in California have entered into compacts with the State of California pursuant to which each of these tribes may operate up to 2,000 slot machines, and up to two gaming facilities may be operated on any one reservation. Under action taken by the National Indian Gaming Commission, gaming devices similar in appearance to slot machines, but which are deemed to be technological enhancements to bingo style gaming, are not subject to such limits and may be used by tribes without state permission. In addition, certain compacts are currently being renegotiated with the state. While the outcome of the negotiations is yet to be determined, the possibility exists that the current facilities operating in California will be allowed to expand the scope and size of their operations, including an increase in the number of slot machines.

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

        The competitive impact on Nevada gaming establishments, in general, and our operations, in particular, from the continued growth of gaming in jurisdictions outside Nevada cannot be determined at this time. We believe that the continued growth of casino gaming in markets close to Nevada, such as California and Arizona, and the expansion of the types of gaming permitted in California could have an adverse impact on our operations and, depending on the nature, location and extent of those operations outside of Nevada, the impact could be material.

Methods by Which We and Our Joint Ventures Compete

        The principal methods by which we compete are through the quality of amenities at our properties, the value of the experience we offer our guests, the location of our resorts and our previously discussed marketing programs.

        We, and the joint ventures in which we participate, compete within each of our markets by developing, owning and operating gaming resorts that we believe will be viewed by destination resort travelers as "must stay" properties. In pursuing this competitive strategy, we and our joint ventures have developed properties that offer top quality hotel rooms and a variety of amenities including spas, restaurants and entertainment options that we believe provide customers with a memorable experience.

        We believe the locations of our principal properties contribute to their ability to compete within their respective markets. In Las Vegas, for example, our three Mandalay Mile properties are located off the first major freeway exit from southern California, in addition to being located only a short distance from the airport.

        We also compete by seeking to provide at each of our resorts a quality experience for our guests. While our properties compete with each other to some extent, in Las Vegas, where most of our larger properties are located, we compete as a company for all segments of the market by offering an array of properties ranging from Circus Circus-Las Vegas, which is directed to the more value-oriented customer, to Mandalay Bay, which is directed to the high-end of the market. With the opening of Mandalay Bay, we expanded our target market to include premium clientele and increased our commitment to providing additional amenities for this clientele.

Information About the Markets Where We Operate

        Set forth below is additional information concerning the competitive conditions in the markets where we and our joint ventures operate, as well as information concerning our position in those markets.

        Las Vegas, Nevada.    We are the largest hotel operator in Las Vegas (with three of our resorts ranking among the five largest in Las Vegas) in terms of the number of guest rooms. Our hotel-casino operations in Las Vegas, which are conducted primarily from properties located along the Las Vegas Strip, currently compete with numerous other major hotel-casinos and a number of smaller casinos located on or near the Las Vegas Strip. Our Las Vegas operations also compete with a dozen major hotel-casinos located in downtown Las Vegas, and other hotel-casinos elsewhere in the Las Vegas area, including our own Railroad Pass in the suburb of Henderson. To a lesser extent, our Las Vegas properties also compete with casino and hotel properties in other parts of Nevada, including Laughlin, Reno and along I-15 (the principal highway between Las Vegas and southern California) near the California-Nevada state line. Our Las Vegas casinos also compete with Native American casinos in southern California (the principal source of business for Las Vegas casinos, including our own) and central Arizona and, to a lesser extent with casinos in other parts of the country.

        Construction is underway on a major new hotel-casino in Las Vegas, as well as on significant expansion projects at several existing Las Vegas properties. These projects will add roughly 5,000 rooms, as well as additional casino capacity, to the Las Vegas market over the next two years. The Las Vegas market currently has approximately 130,000 rooms. Additional expansion projects have been proposed and are anticipated in the future. The impact on our future operations of increased capacity in Las Vegas, or the impact of additional growth in Native American gaming, particularly in southern California and Arizona, cannot be determined at this time.

        The three resorts located on our Mandalay Mile are our largest and include our newest resort. These three resorts compete with other Las Vegas properties, including our own, by offering their guests the ability to experience three distinctively themed resorts that are conveniently connected by monorail systems as well as climate-controlled skyways, including the new 90,000-square-foot retail center located between Mandalay Bay and Luxor.

        Reno, Nevada.    Circus Circus-Reno, our only wholly owned resort in Reno, competes principally with seven other major casinos. Like Circus Circus-Reno, each of these casinos generates at least $36 million in annual gaming revenues, including Silver Legacy, a hotel-casino complex with 1,711 guest rooms, which is 50% owned by one of our wholly owned subsidiaries. Circus Circus-Reno and Silver Legacy have almost 3,300 rooms combined, or over 20% of the total rooms base in Reno. Circus Circus-Reno and Silver Legacy also compete with numerous other smaller casinos in the greater Reno area and with casinos and hotels in Lake Tahoe and other parts of Nevada. Circus Circus-Reno and Silver Legacy, along with the entire Reno market, are also encountering increasing competition from Native American casinos in northern California and the Northwest.

        Laughlin, Nevada.    In Laughlin, Colorado Belle and Edgewater, which together accounted for approximately 25% of the rooms in Laughlin as of January 31, 2004, compete with seven other Laughlin casinos. Colorado Belle and Edgewater have approximately 108,000 square feet of casino space combined, over 20% of the total in Laughlin. They also compete with the hotel-casinos in Las Vegas and those on I-15 (the principal highway between Las Vegas and southern California) near the California-Nevada state line, as well as a growing number of Native American casinos in Laughlin's regional market. The expansion of hotel and casino capacity in Las Vegas in recent years and the growth of Native American casinos in central Arizona and southern California have had a negative impact on Colorado Belle and Edgewater, by drawing visitors from the Laughlin market. This has, in turn, resulted in increased competition among Laughlin properties for a reduced number of visitors which contributes to generally lower revenues and profit margins at Colorado Belle and Edgewater.

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

        Elgin, Illinois.    Grand Victoria is a 50%-owned Victorian themed riverboat casino and land-based entertainment complex in Elgin, Illinois, a suburb approximately 40 miles northwest of downtown Chicago. Grand Victoria is one of nine licensed gaming riverboats currently operating in Illinois, and produces the highest casino revenues of any riverboat in that market (based on results for calendar 2003). It is located approximately 20 miles and 40 miles, respectively, from its nearest competitors in Aurora, Illinois and Joliet, Illinois. The operator of the dormant tenth license, which has been the subject of litigation, entered into a settlement agreement with the Illinois Board whereby the ownership interest in the license will be transferred to a new operator. Pursuant to a bidding process, the Illinois Board selected Isle of Capri which plans to locate its operation in Rosemont, Illinois. Rosemont is approximately 16 miles from the Grand Victoria. The closing of this transaction is contingent upon the settlement of outstanding litigation, the Illinois Board finding Isle of Capri suitable for licensure and the Illinois Attorney General's final approval of the settlement agreement between the Illinois Board and the operator.

        Detroit, Michigan.    MotorCity Casino, a 53.5%-owned casino in Detroit, Michigan, is one of three licensed casinos in Detroit. In addition to the other two Detroit casinos, MotorCity Casino competes with a government-owned casino and a racetrack which has an estimated 2,000 slot machines, each of which is located in Windsor, Ontario, directly across the Detroit River from Detroit. A number of Native American casinos are currently operating in central and northern Michigan, but the nearest of these casinos is approximately 150 miles from Detroit. Legislation is under consideration in Michigan which would permit slot machines to be operated at racetracks, including racetracks in the greater Detroit area.

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

        The Nevada Gaming Control Act requires any person who acquires a beneficial ownership of more than 5% of Mandalay's voting securities to report the acquisition to the Nevada Gaming Commission. The Nevada Gaming Control Act requires that beneficial owners of more than 10% of Mandalay's voting securities apply to the Nevada Gaming Commission for a finding of suitability within thirty days after the Chairman of the Nevada State Gaming Control Board mails the written notice requiring such filing. An "institutional investor," as defined in the Nevada Act, which acquires beneficial ownership of more than 10%, but not more than 15% of Mandalay's voting securities may apply to the Nevada Gaming Commission for a waiver of a finding of suitability if the institutional investor holds Mandalay's voting securities for investment purposes only. In certain circumstances, an institutional investor that has obtained a waiver may hold up to 19% of Mandalay's voting securities for a limited period of time and maintain the waiver. An institutional investor will be deemed to hold Mandalay's voting securities for investment purposes if it acquired and holds Mandalay's voting securities in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly:

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

  •
  the number of table games operated.

        A live entertainment tax is also paid by casino operators where entertainment is furnished in connection with admission charges, the selling of food or refreshments or the selling of merchandise. Nevada corporate licensees that hold a license as an operator of a slot machine route, or a manufacturer's or distributor's license, also pay fees and taxes to the State of Nevada. The licensed subsidiaries currently pay monthly fees to the Nevada Gaming Commission equal to a maximum of 6.75% of gross revenues.

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

        The regulations are subject to amendment and interpretation by the Mississippi Gaming Commission. Changes in Mississippi law or the regulations or the Mississippi Gaming Commission's interpretations thereof may limit or otherwise materially affect the types of gaming that may be conducted, and could have a material adverse effect on Mandalay and CCMI's Mississippi gaming operations.

        The Mississippi Gaming Control Act provides for legalized dockside gaming at the discretion of the 14 counties that either border the Gulf Coast or the Mississippi River, but only if the voters in these counties have not voted to prohibit gaming in that county. As of April 1, 2004, dockside gaming was permissible in nine of the 14 eligible counties in the state and gaming operations had commenced in Adams, Coahoma, Hancock, Harrison, Tunica, Warren and Washington counties.

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

        CCMI must maintain a gaming license from the Mississippi Gaming Commission to operate a casino in Mississippi. Gaming licenses require the periodic payment of fees and taxes and are not transferable. Gaming licenses are issued for a maximum term of three years and must be renewed periodically thereafter. CCMI received its Mississippi gaming license on August 18, 1994 and renewals on August 19, 1996, August 20, 1998, August 21, 2000 and August 22, 2003. No person may become a stockholder of or receive any percentage of profits from a licensed subsidiary of a holding company without first obtaining licenses and approvals from the Mississippi Gaming Commission.

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

        Substantially all loans, leases, sales of securities and similar financing transactions by a licensed gaming subsidiary must be reported to or approved by the Mississippi Gaming Commission. A licensed gaming subsidiary may not make a public offering of its securities, but may pledge or mortgage casino facilities if it obtains the prior approval of the Mississippi Gaming Commission. Mandalay may not make a public offering of its securities without the prior approval of the Mississippi Gaming Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi or to retire or extend obligations incurred for those purposes. The approval, if given, does not constitute a recommendation or approval of the accuracy or adequacy of the prospectus or the investment merits of the securities subject to the offering. On January 17, 2004, the Mississippi Gaming Commission granted Mandalay a waiver of the prior approval requirement for its securities offerings for a period of two years, subject to certain conditions. The waiver may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Executive Director of the Mississippi Gaming Commission.

        Under the regulations of the Mississippi Gaming Commission, CCMI may not guarantee a security issued by Mandalay pursuant to a public offering, or pledge its assets to secure payment or performance of the obligations evidenced by the security issued by Mandalay, without the prior approval of the Mississippi Gaming Commission. Similarly, Mandalay may not pledge the stock or other ownership interests of CCMI, nor may the pledgee of these ownership interests foreclose on the pledge, without the prior approval of the Mississippi Gaming Commission. Moreover, restrictions on the transfer of an equity security issued by CCMI and agreements not to encumber such securities granted by Mandalay are ineffective without the prior approval of the Mississippi Gaming Commission. The waiver of the prior approval requirement for Mandalay's securities offerings received from the Mississippi Gaming Commission on January 17, 2004 includes a waiver of the prior approval requirement for such guarantees, pledges and restrictions of CCMI, subject to certain conditions.

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

        In February 1990, the State of Illinois legalized riverboat gambling. The Illinois Riverboat Gambling Act (the "Illinois Act") authorizes the five-member Illinois Gaming Board (the "Illinois Board") to issue up to ten riverboat gaming owners' licenses on navigable streams within or forming a boundary of the State of Illinois except for Lake Michigan and any waterway in Cook County, which includes Chicago. Pursuant to the initial Illinois Act, a licensed owner who holds greater than a 10% interest in one riverboat operation, could hold no more than a 10% interest in any other riverboat operation. In addition, the initial Illinois Act restricted the location of certain of the ten owners' licenses. Four of the licenses were to be located on the Mississippi River, one license was to be at a location on the Illinois River south of Marshall County and one license had to be located on the Des Plaines River in Will County. The remaining licenses were not restricted as to location. Currently, nine owner's licenses are in operation in Alton, Aurora, East Peoria, East St. Louis, Elgin, Metropolis, Rock Island and two licenses in Joliet. The tenth license, which was initially granted to an operator in East Dubuque, was not renewed by the Illinois Board and has been the subject of on-going litigation. At present, the Illinois Board has entered into a settlement agreement with the operator whereby the ownership interest in the tenth license will be transferred to a new operator pursuant to a bid process initiated by the Illinois Board. Recently the bid process was completed and Isle of Capri was the successful bidder. It is proposed that Isle of Capri would locate its gaming operation in Rosemont, Illinois. The closing of this transaction is contingent upon the settlement of outstanding litigation, the

Illinois Board finding Isle of Capri suitable for licensure and the Illinois Attorney General's final approval of the settlement agreement between the Illinois Board and the operator.

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

        The amended Illinois Act also allows for the relocation of a riverboat home dock. A licensee that was not conducting riverboat gambling on January 1, 1998, may apply to the Illinois Board for renewal and approval of relocation to a new home dock and the Illinois Board shall grant the application and approval of the new home dock upon the licensee providing to the Illinois Board authorization from the new dockside community. It was pursuant to the amended Illinois Act that the former owner of the East Dubuque riverboat applied for relocation of its operation to Rosemont and it is this license that was the subject of the recent bid process. Any licensee that relocates in accordance with the provisions of the amended Illinois Act, must attain a level of at least 20% minority ownership of such a gaming operation.

        The constitutionality of the relocation provisions of the amended Illinois Act was challenged. That lawsuit is currently pending before the Illinois Supreme Court. There is no assurance that the relocation provisions will be deemed constitutional. In 2003, the Illinois legislature passed and the Governor signed the 2003 amendments to the Illinois Act. The 2003 amendments provided, among other things, that the provisions of the Illinois Act are severable. Thus, regardless of the outcome of the lawsuit, it will not affect other sections of the amended Illinois Act.

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

        An admission tax is imposed on the owner of a riverboat operation. Under the 2003 amendments to the Illinois Act, for an owner licensee that admitted 2,300,000 persons or fewer in the previous calendar year, the admission tax is $4.00 per person and for an owner licensee that admitted more than 2,300,000 persons in the previous calendar year (including Grand Victoria), the admission tax is $5.00.

        Additionally, a wagering tax is imposed on the adjusted gross receipts, as defined in the initial Illinois Act, of a riverboat operation. As of July 1, 2003, pursuant to the 2003 amendments the wagering tax was increased as follows:

  •
  15% of adjusted gross receipts up to and including $25 million;

  •
  27.5% of adjusted gross receipts in excess of $25 million but not exceeding $37.5 million;

  •
  32.5% of adjusted gross receipts in excess of $37.5 million but not exceeding $50 million;

  •
  37.5% of adjusted gross receipts in excess of $50 million but not exceeding $75 million;

  •
  45% of adjusted gross receipts in excess of $75 million but not exceeding $100 million;

  •
  50% of adjusted gross receipts in excess of $100 million but not exceeding $250 million; and

  •
  70% of adjusted gross receipts in excess of $250 million.

        The wagering tax as outlined in the 2003 amendments shall no longer be imposed beginning on the earlier of (i) July 1, 2005; (ii) the first date after the effective date of the 2003 amendments to the Illinois Act that riverboat gambling operations are conducted pursuant to the dormant tenth license or (iii) the first day that riverboat gambling operations are conducted under the authority of an owners license that is in addition to the 10 owners licenses authorized by the Illinois Act. The wagering tax will rollback to the rates in effect prior to the 2003 amendments.

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

        As required under the Michigan Act, MotorCity Casino had a Development Agreement with the City of Detroit. Over the course of our negotiations with the City regarding a permanent facility, the term of the Development Agreement was extended by a series of amendments. MotorCity Casino constructed a temporary casino in accordance with the terms of the Development Agreement. This temporary casino opened on December 14, 1999. On August 2, 2002, the Detroit City Council

approved a revised development agreement between the joint venture and the City of Detroit (the "Revised Development Agreement"). Under the Revised Development Agreement, MotorCity Casino is to be expanded at its current location by December 31, 2005, into a permanent facility that is currently planned to include 100,000 square feet of casino space, a 400-room hotel, a theater, convention space and additional restaurants, retail and parking. Depending upon market conditions, availability of additional land and the joint venture's ability to obtain reasonable financing, the joint venture could be required to construct an additional 400 rooms. Under the terms of the Revised Development Agreement, the joint venture has paid the City a total of $39.8 million as of January 31, 2004, and is obligated to pay another $4.2 million by May 2004. The joint venture is further obligated, through letters of credit issued by Mandalay, to fund approximately $49.4 million to repay bonds issued by the Economic Development Corporation of the City of Detroit. Also under the Revised Development Agreement, beginning January 1, 2006, the joint venture is to pay the City 1% of adjusted casino revenues. If its casino revenues top $400 million in any given calendar year, the payment will be increased to 2% for that calendar year.

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

        From time to time various proposals have been introduced in the Michigan legislature which relate to casino gaming in Detroit. Some of the proposals, if enacted, would affect the taxation, regulation, operation or other aspects of the gaming industry, Detroit Entertainment, L.L.C. or Mandalay. In addition, legislation is under consideration which would permit slot machines to be operated at racetracks, including racetracks in the greater Detroit area. No assurance can be given whether additional legislation will be enacted and what effect such legislation could have on the operation of casinos in the City of Detroit.

        Various lawsuits have been filed in the state and federal courts challenging the constitutionality of the Casino Development Competitive Selection Process Ordinance and the Michigan Gaming Control and Revenue Act, and seeking to appeal the issuance of a certificate of suitability and casino license to MotorCity Casino. A decision by the Sixth Circuit Court of Appeals in Lac Vieux Desert Band of Lake Superior Chippewa Indians v. The Michigan Gaming Control Board et al. held that the ordinance in its current form was unconstitutional and remanded the case to the District Court. The Michigan Gaming Control Board ("MGCB") took the ruling of the Sixth Circuit Court of Appeals under advisement without comment. The District Court declared that the ordinance in its current form is unconstitutional and awarded the Lac Vieux Band attorneys fees and costs totaling $545,094, but rejected the Lac Vieux Band's request to require a rebidding of the three casino licenses, and in addition, rejected the Lac Vieux Band's request to enjoin the City of Detroit from entering into revised development agreements with the three casino developers, including MotorCity Casino. The Lac Vieux Band has appealed the District Court's decision to the Sixth Circuit Court of Appeals. The Sixth Circuit Court of Appeals issued an opinion granting the Lac Vieux Band's motion for an injunction pending appeal, that temporarily enjoins the City of Detroit from issuing building permits for the permanent casino facilities and temporarily enjoins the casino developers from commencing construction of the permanent casino facilities.

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

        On November 26, 2003, we announced that MotorCity Casino had signed a settlement agreement with the Lac Vieux Desert Band of Lake Superior Chippewa Indians. On April 9, 2004, the District Court approved the settlement. The appeal period has not yet expired and the injunction remains in place. Upon entry of a final order in that case and in the related litigation, MotorCity will pay to the Lac Vieux Tribe $1.5 million, plus attorney's fees. MotorCity will pay an additional $1.5 million approximately 30 days after the first payment. Under the terms of the settlement agreement, MotorCity will pay an additional $5.75 million on the first and second anniversaries of the first payment and $1 million annually for 25 years, beginning on the third anniversary. The occurrence of certain events would suspend, lower and/or terminate the payments. There can be no assurance as to when final resolution will occur with respect to this matter, or what action the courts might take. These payments would satisfy the joint venture's obligations under an indemnity agreement with respect to the Lac Vieux litigation claims. However, the joint venture would still be liable under the indemnity agreement for claims related to the acquisition of the riverfront land, which potentially are capped at $4 million.

        In a separate action, on February 13, 2002, John Ren filed suit in the Circuit Court of Wayne County, Michigan, against the Detroit joint venture and the other two casino operators in Detroit. The plaintiff purports to represent himself and a class consisting of all persons who lost money and/or incurred debts that remain unpaid at any of the three Detroit casinos. Relying on the Sixth Circuit Court of Appeals' Lac Vieux decision, the plaintiff alleges that the three casinos have been operating illegally and continue to do so. The relief sought by the plaintiff includes an injunction to restrain the three casinos from remaining open until properly licensed; compensatory damages; and disgorgement of all profits "unjustly obtained." The court dismissed this action on the basis that the plaintiff should first seek relief from the MGCB. The plaintiff filed a claim with the MGCB, but has not pursued the claim. The joint venture continues to operate MotorCity Casino.

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

Internal Revenue Service Regulations

        The Internal Revenue Service requires operators of casinos located in the United States to file information returns for U.S. citizens, including names and addresses of winners, for keno, bingo and slot machine winnings in excess of stipulated amounts. The Internal Revenue Service also requires operators to withhold taxes on some keno, bingo and slot machine winnings of nonresident alien visitors residing in certain countries. We are unable to predict the extent, to which these requirements, if extended, might impede or otherwise adversely affect operations of, and/or income from, the other games.

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

Employees and Labor Relations

        At January 31, 2004, Mandalay and its consolidated subsidiaries employed approximately 28,000 persons. As of January 31, 2004, approximately 48% of these employees were employed pursuant to the terms of collective bargaining agreements. Five of our union contracts covering a total of approximately 1,200 employees have expired or will expire during fiscal 2005. We are currently or will be negotiating to renew these contracts. Our other collective bargaining agreements have remaining terms ranging from one to four years. We consider our labor relations to be satisfactory.

        At January 31, 2004, approximately 6,500 additional persons were employed by Mandalay's 50%-owned joint ventures. Of those individuals, approximately 20% (all employees of Monte Carlo) were employed pursuant to the terms of a collective bargaining agreement expiring in three years. We consider our joint ventures' labor relations to be satisfactory.

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

Factors that May Affect Our Future Results

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

        Certain information included in this report and other materials filed or to be filed by Mandalay with the SEC (as well as information included in oral statements or other written statements made or to be made by us, including our 2004 Annual Report to Stockholders) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts. We have based these forward-looking statements on our current expectations about future events. These forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including:

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

        Any or all of the forward-looking statements in this report, in Mandalay's Annual Report to Stockholders for fiscal 2004 and in any other public statements we make may turn out to be wrong. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this report, such as government regulation and the competitive environment, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements.

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

  •
  As described under "Competition," we and the joint ventures in which we participate operate in a very competitive environment, particularly in Nevada. To the extent that hotel and/or casino capacity is expanded by others in one or more of the markets where we and/or our joint ventures operate, the increased competition could adversely impact our future operations.

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

  •
  Legalization of additional gaming in those jurisdictions which currently limit the types and/or number of gaming establishments, such as Michigan and Illinois, could adversely affect our operations and/or those of our joint ventures.

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

  •
  The expansion of Native American gaming which may result from the recent determination that gaming devices similar to slot machines but which are deemed to be technical enhancements to bingo-style gaming may be operated by Native American tribes without state permission could adversely impact our operations and/or those of our joint ventures.

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

  •
  In Mississippi, in three separate instances in 1998 and 1999, referenda were proposed which, if approved, would have amended the Mississippi constitution to ban gaming in Mississippi and would have required all currently legal gaming entities to cease operations within two years of the ban. All three of the proposed referenda were ruled illegal by Mississippi state trial court judges, and the one such ruling which was appealed was affirmed by the Mississippi Supreme Court. The next election for which the proponents could attempt to place such a proposal on the ballot would be in November 2006. At this time, we cannot predict whether such a referendum will appear on a ballot or the likelihood of such a referendum being approved by the voters. If such a referendum were passed and gaming was prohibited in Mississippi, it would have a material adverse effect on our Mississippi gaming operations.

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

  •
  Any construction, including the planned expansion of MotorCity Casino in Detroit can be affected by a number of factors, including delays in obtaining necessary governmental permits and approvals and legal challenges. Changes may be made in the scope of a project, budgets and schedules for competitive, aesthetic or other reasons, and these changes may also result from circumstances beyond our control. These circumstances include weather interference, shortages of materials and labor, work stoppages, labor disputes, unforeseen engineering, environmental or geological problems and unanticipated cost increases. Any of these circumstances could give rise to delays in the completion of any project we or any joint venture in which we participate may undertake and/or cost overruns.

  •
  The gaming industry represents a significant source of tax revenues to the state, county and local jurisdictions in which gaming is conducted. From time to time, various state and federal legislators and officials have proposed changes in tax laws, or in the administration of the laws, affecting the gaming industry. For example, on July 1, 2002, a tax increase on casinos took effect in Illinois that included a top-end rate of 50% on gaming revenues exceeding $200 million. A second increase took effect July 1, 2003, which raised the top-end rate to 70% on gaming revenues exceeding $250 million. In addition, new tax legislation signed into law by the Governor of Nevada on July 22, 2003 increased the taxes applicable to our Nevada operations and those of our Nevada joint ventures. Proposals in recent years that have not been enacted include a federal gaming tax and increases in state or local taxes.

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

ITEM 2. PROPERTIES.

        Mandalay Bay.    We own approximately 95 acres of land on the Las Vegas Strip and Mandalay Bay which is situated on the site.

        Luxor and Excalibur.    We own a 117-acre parcel on the southwest corner of the intersection of the Las Vegas Strip and Tropicana Avenue, with approximately 2,400 feet of frontage on the Las Vegas Strip, that includes, Excalibur and Luxor, which is situated on the site to the south of Excalibur.

        Circus Circus—Las Vegas.    We own approximately 69 acres of land, and Circus Circus—Las Vegas which is situated on the site.

        Circus Circus—Reno.    Circus Circus—Reno is situated on a three-block area in downtown Reno, of which approximately 90% is owned by us and the remainder is held under two separate leases, which expire in 2032 and 2033, respectively.

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

        Other Real Property.    Slots-A-Fun is situated on a 30,000-square-foot parcel that we own on the Las Vegas Strip.

        Incorporated by reference in this Item 2 is the additional information concerning the above properties appearing under the captions "Overview" and "Property Descriptions" in Item 1 of this report.

        We own approximately 37 acres of unimproved land at the south end of the Las Vegas Strip, including 22 acres located immediately south of Mandalay Bay and approximately 15 acres located across the Las Vegas Strip from Luxor.

        We own 60 acres of land in Jean, Nevada to the north of Gold Strike and approximately 85 acres of land in Sloan, Nevada off of I-15. Sloan is located between Jean and Las Vegas.

        We also own or lease, or have options and/or agreements to purchase or lease, certain other improved and unimproved properties which are not deemed to be material to us.

        As of January 31, 2004, none of the aforementioned properties we own was subject to any encumbrance securing the repayment of indebtedness.

        Fifty-Percent-Owned Joint Ventures.    Mandalay, through wholly owned subsidiaries, owns:

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

        Incorporated by reference in this Item 2 is the additional information concerning these joint venture properties appearing under the captions "Overview" and "Property Descriptions" in Item 1 of this report.

        As of January 31, 2004, Silver Legacy was the only 50%-owned joint venture property encumbered by liens securing the repayment of indebtedness. The amount of this indebtedness was $160.0 million at January 31, 2004.

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

        The consolidated complaints allege that the defendants are involved in a scheme to induce people to play electronic video poker and slot machines based on false beliefs regarding how such machines operate and the extent to which a player is likely to win on any given play. The actions included claims under the Federal Racketeering Influenced and Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seek unspecified compensatory and punitive damages. A motion for class certification was filed in March 1998. On June 26, 2002, the Motion for Class Certification was denied. Subsequently, the Plaintiffs sought permission from the Ninth Circuit Court of Appeals to appeal the issue of class certification. The Court of Appeals granted the Plaintiffs' motion. Oral arguments have been held and a ruling is expected within the next six to nine months regarding the class certification issue.

Detroit Litigation

        In Lac Vieux Desert Band of Lake Superior Chippewa Indians v. The Michigan Gaming Control Board et al., originally filed on February 26, 1997, the Lac Vieux Band of Lake Superior Chippewa Indians has sought to challenge the validity of the Michigan Gaming Control and Revenue Act (the "Michigan Act") and the City of Detroit's Casino Development Competitive Selection Process Ordinance (the "Ordinance"). On October 31, 1997, the United States District Court for the Western District of Michigan issued an opinion holding that the Lac Vieux Band lacked standing to challenge the Michigan Act and the Ordinance on First Amendment and Equal Protection grounds. In a decision issued on April 12, 1999, the United States Court of Appeals for the Sixth Circuit affirmed the District Court's determination that the Lac Vieux Band lacked standing to challenge the Michigan Act. However, the Sixth Circuit reversed the District Court's determination that (i) the Lac Vieux Band lacked standing to challenge the Ordinance, (ii) the First Amendment is not implicated in the Ordinance, and (iii) a rational basis review rather than a strict scrutiny review should be applied in determining the merits of the Lac Vieux Equal Protection claim regarding the Ordinance. The Sixth Circuit remanded the case to the District Court for further proceedings consistent with the Sixth Circuit's decision. On July 17, 2000, the District Court found in favor of the Defendants as to all matters remanded by the Sixth Circuit Court of Appeals. The Lac Vieux Band appealed the District Court's decision to the Sixth Circuit Court of Appeals, which found that the Ordinance in its current form was unconstitutional and remanded the case to the District Court. The District Court declared that "the Ordinance in its current form is unconstitutional" and awarded the Lac Vieux Band attorney fees and costs totaling $545,094, but rejected the Lac Vieux Band's request to require a rebidding of the three casino licenses and, in addition, rejected the Lac Vieux Band's request to enjoin the City of Detroit from entering into revised development agreements with the three casino developers, including MotorCity Casino. The Lac Vieux Band appealed the District Court's decision to the Sixth Circuit Court of Appeals. The Sixth Circuit Court of Appeals issued an opinion granting the Lac Vieux Band's motion for an injunction pending appeal, which temporarily enjoins the City of Detroit from issuing building permits for the permanent casino facilities and temporarily enjoins the casino developers from commencing construction of the permanent casino facilities.

        The Lac Vieux Band has also requested the Michigan Gaming Control Board ("MGCB") to place the three Detroit casinos, including MotorCity Casino, into a conservatorship under the Michigan Act. The MGCB has taken the Lac Vieux Band's request under advisement without comment. The Lac Vieux Band filed a separate lawsuit against the MGCB in the Circuit Court of Gogebic County, Michigan on April 12, 2002, entitled Lac Vieux Desert Band of Lake Superior Chippewa Indians v. Michigan Gaming Control Board in which the Lac Vieux Band has requested the Gogebic County Circuit Court to enter an order requiring the MGCB to revoke the casino licenses issued to the three Detroit casinos, including MotorCity Casino. While Mandalay is not a party, our Detroit joint venture has intervened in the Lac Vieux lawsuit in Gogebic County. This action has been stayed pending resolution by the Sixth Circuit Court of Appeals of the Lac Vieux Band's appeal of the District Court decision referenced above.

        On November 26, 2003, we announced that MotorCity Casino had signed a settlement agreement with the Lac Vieux Desert Band of Lake Superior Chippewa Indians. On April 9, 2004, the District Court approved the settlement. The appeal period has not yet expired and the injunction remains in place. Upon entry of a final order in that case and in the related litigation, MotorCity will pay to the Lac Vieux Tribe $1.5 million, plus attorney's fees. MotorCity will pay an additional $1.5 million approximately 30 days after the first payment. Under the terms of the settlement agreement, MotorCity will pay an additional $5.75 million on the first and second anniversaries of the first payment and $1 million annually for 25 years, beginning on the third anniversary. The occurrence of certain events would suspend, lower and/or terminate the payments. There can be no assurance as to when final resolution will occur with respect to this matter, or what action the courts might take.

        On February 13, 2002, John Ren filed suit in the Circuit Court of Wayne County, Michigan against our Detroit joint venture and the other two casino operations in Detroit. The plaintiff purports to represent himself and a class consisting of all persons who lost money and/or incurred debts that remain unpaid at any of the three Detroit casinos. Relying upon the Sixth Circuit Court of Appeal's Lac Vieux decision referenced above, the plaintiff alleges that the three casinos have been operating illegally and continue to do so. The relief sought by the plaintiff includes an injunction to restrain the three casinos from remaining open until properly licensed, compensatory damages, and disgorgement of all profits "unjustly obtained." On April 9, 2002 the Wayne County Circuit Court dismissed the plaintiff's lawsuit on the basis that the plaintiff should first seek relief from the Michigan Gaming Control Board. The plaintiff filed a claim with the Michigan Gaming Control Board, but has not pursued the claim.

        Our Detroit joint venture continues to operate MotorCity Casino. However, any future ruling by the court in the above lawsuits or by the Michigan Gaming Control Board, as well as an adverse ruling in other lawsuits, could affect the joint venture's operation of its current facility, as well as its ability to retain its certificate of suitability and casino license. No assurance can be given regarding the timing or outcome of any of these proceedings.

        We are defendants in various other pending lawsuits. In management's opinion, the ultimate outcome of such lawsuits will not have a material adverse effect on our results of operations or our financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matter was submitted to a vote of Mandalay's security holders during the fourth quarter of the fiscal year ended January 31, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Price Range of Common Stock.    Mandalay's common stock is listed on the New York Stock Exchange and on the Pacific Exchange and traded under the symbol MBG. The following table sets forth, for the fiscal quarters shown, the low and high sale prices for the common stock on the New York Stock Exchange Composite Tape.

Fiscal 2004	Low	High
First Quarter	$23.40	$29.30
Second Quarter	$25.80	$34.97
Third Quarter	$34.76	$42.52
Fourth Quarter	$39.16	$49.00
Fiscal 2003	Low	High
First Quarter	$25.95	$37.00
Second Quarter	$23.19	$36.74
Third Quarter	$26.05	$35.30
Fourth Quarter	$25.12	$31.70

        Holders.    On April 9, 2004 there were 10,037 holders of record of Mandalay's common stock.

        Dividends.    On June 12, 2003, Mandalay's board of directors instituted a policy of paying quarterly cash dividends on the common stock. The following table sets forth the cash dividends declared in fiscal 2004:

Record Date	Payment Date	Dividend per share
June 26, 2003	August 1, 2003	$.23
October 15, 2003	November 1, 2003	$.25
January 15, 2004	February 2, 2004	$.27

        Other than as set forth in the preceding table, Mandalay did not declare or pay any cash dividends on its common stock during fiscal 2003 or fiscal 2004. While we did not declare or pay cash dividends prior to June 12, 2003, we did make payments to our stockholders in the form of the payments we made for shares of Mandalay common stock we purchased pursuant to our share purchase authorizations. For information concerning our share purchase activity during fiscal 2003 and fiscal 2004 and our current share purchase authorization, reference is made to the discussion appearing in Item 7 of this report in the "Financial Position and Capital Resources" section of our Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions "Financing Activities," "Share Purchases" and "Off Balance Sheet Arrangements—Equity Forward Agreements."

        Recent Sales of Unregistered Securities.    Other than as previously reported in our filings on Form 10-Q, during the fiscal year ended January 31, 2004 we did not sell any equity securities of Mandalay that were not registered under the Securities Act of 1933.

        Equity Compensation Plans.    Reference is made to the information appearing in Item 12 of this report under the caption "Equity Compensation Plan Information," which is incorporated herein by this reference.

ITEM 6. SELECTED FINANCIAL DATA.

	Year ended January 31,
	2004		2003		2002		2001		2000
	(amounts in thousands, except ratios and per share amounts)
Operating Results:(1)
Net revenues(2)	$2,491,099		$2,354,118		$2,348,512		$2,381,139		$1,926,278
Income from operations	490,441		452,306		351,060		431,534		273,736
Pretax income	232,318		195,334		93,006		194,392		103,116
Net income(3)	149,847		115,603		53,044		119,700		42,163
Basic earnings per share	$2.40		$1.71		$.73		$1.53		$.47
Diluted earnings per share	$2.31		$1.65		$.71		$1.50		$.46
Balance Sheet Data:
Total assets	$4,782,496		$4,354,664		$4,032,478		$4,235,406		$4,312,278
Long-term debt	3,001,975		2,763,593		2,482,087		2,623,597		2,691,292
Stockholders' equity	1,030,270		882,929		940,609		1,068,940		1,187,780
Other Data:
Ratio of earnings to fixed charges(4)	2.30	x	1.91	x	1.50	x	1.85	x	1.47	x

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

(4)
The ratio of earnings to fixed charges has been computed by dividing net income before fixed charges and income taxes, adjusted to exclude capitalized interest and equity in undistributed earnings of less-than-50%-owned ventures. Fixed charges consist of interest, whether expensed or capitalized, amortization of debt discount and issuance costs, Mandalay's proportionate share of the interest cost of 50%-owned ventures, and the estimated interest component of rental expense.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are one of the four largest hotel/casino operators in the United States, in terms of revenues, rooms and casino space. Our operations consist of wholly owned resorts in Nevada and Mississippi, as well as jointly owned resorts in Nevada, Illinois and Michigan. Our resorts cater to a wide variety of customers, from value-oriented to high-end, and we strive to provide the best overall experience in each of the market segments in which we compete. Our core market is Las Vegas, the world's largest gaming market, where our properties are expected to generate approximately 75% of our operating income in fiscal 2005. We have the largest-scaled hotel/casino resort development in Las Vegas. Our "Mandalay Mile" consists of three interconnected megaresorts on 230 acres, and includes our flagship property, Mandalay Bay. Mandalay Bay is typically the best performer among our properties, as it possesses amenities that appeal to higher-income customers. Strong demand from this segment of our customer base has permitted us greater pricing leverage, which has helped to drive results at this property. With the recent additions of the convention center, an all-suites hotel tower and a retail center (discussed more fully under "Financial Position and Capital Resources—New Projects" below), Mandalay Bay should continue to be the leading driver of near-term growth for our company.

        Our operating results are highly dependent on the volume of customers visiting and staying at our resorts, which drives results in our two principal revenue centers—the casino and the hotel. We generate approximately 50% of our revenues from gaming activities, and approximately 25% from hotel operations. The volume of casino activity is measured by "drop," which refers to amounts wagered by our customers. The amount of drop which we keep and recognize as casino revenue is referred to as our "win" or "hold." In our hotel business, the key metric is revenue per available room, or "REVPAR." REVPAR reflects both occupancy levels and room rates, each of which is impacted by customer demand, among other factors. Although the casino accounts for approximately 50% of our revenues companywide, we consider the hotel to be the principal driver of our business in the Las Vegas market. This is due to the fact that the majority of our revenues are derived from "in-house" customers, that is, customers who stay in our hotel rooms. Consequently, to the extent we can place higher-value customers in our rooms, we can generate increased revenues throughout our properties. Furthermore, due to the nature of gaming activities, we have little pricing leverage in the casino, whereas we possess significant pricing leverage in our rooms.

Risks and Uncertainties

        Our operations are exposed to various risks, the most significant of which are increased competition, tax increases, economic downturns and future security alerts or terrorist attacks.

Competition

        Historically, in our core market of Las Vegas, the addition of new competing hotel/casino resorts has not had a negative effect on our operations. In fact, major new developments have typically expanded the market and actually contributed to higher results at our properties. However, the expansion of Native American gaming operations in California and our other key feeder markets has contributed to generally lower operating results at our properties in the secondary markets of Reno, Laughlin and Jean, Nevada. While most existing Native American gaming facilities in California are modest compared to our Nevada casinos, numerous Native American tribes have announced that they are in the process of constructing, developing, or are considering establishing, new large-scale hotel and gaming facilities, or expanding existing facilities, in California. For example, a significant new Native American casino development which opened in June 2003 in northern California has placed significant additional competitive pressure on our operations in the Reno market. In addition, under action taken by the National Indian Gaming Commission, gaming devices similar in appearance to slot machines which are deemed to be technical enhancements to bingo-style gaming may be used by Native American tribes without state permission, making it easier for tribes to engage in gaming. The continued growth of Native American gaming establishments in California (as well as elsewhere in the country), or the potential placement of slot machines in card rooms or racetracks in California, could have a material adverse effect on our operations.

Taxes

        We pay substantial amounts of income taxes, gaming taxes, property taxes and various other taxes. Significant increases in tax rates could materially affect our results. For example, two recent increases in the gaming tax rate in Illinois have contributed to significant declines in the contribution to income from operations by Grand Victoria (our 50%-owned riverboat casino) over the past two fiscal years. Recent tax increases in Nevada have had a less significant effect. See the discussion under "Recent Tax Developments" under "Results of Operations" for additional details regarding these tax increases.

Economy

        Historically, there has not been a high correlation between economic conditions and our operating results. This has been true with respect to the overall U.S. economy and also the regional economies from which we derive a sizeable portion of our customers (e.g., California). However, we believe an economic downturn in the country did affect our results in the first part of fiscal 2004. Conversely, we believe the subsequent economic recovery contributed to positive results in the latter part of our fiscal year.

Terrorism / War

        Terrorist attacks, such as those that occurred September 11, 2001, can materially affect our operations. In that specific instance, the precipitous decline in air travel that immediately followed the attacks was particularly detrimental to the Las Vegas market, which depends on air travel for roughly 50% of its customers. This negatively affected results at our properties in fiscal 2002 and, to a lesser extent, in fiscal 2003. More recently, we believe that the war in Iraq affected our operating results in the first quarter of fiscal 2004. The intense and comprehensive media coverage of the war, along with new travel concerns associated with elevated alert levels, caused many customers to stay close to home during March and April 2003. In Las Vegas, visitor volume dropped 7.4% in March and 1.5% in April, compared to the same periods in the prior year. However, we believe the war and its aftermath did not significantly affect our results in the latter three quarters of our fiscal year, when Las Vegas visitor volume increased 2% from the previous year. We cannot predict the extent to which the aftermath of the war in Iraq, or the ongoing war on terrorism, will continue to directly or indirectly impact our operating results, nor can we predict the extent to which future security alerts or terrorist attacks may interfere with our operations.

Critical Accounting Policies

        The consolidated financial statements included in this report were prepared in conformity with accounting principles generally accepted in the United States. Certain accounting policies require us to apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, observance of trends in the gaming industry and information available from other outside sources. There can be no assurance that actual results will not differ from these estimates. The following is a summary of our critical accounting policies.

Property and Equipment

        We have significant capital invested in our property and equipment, which represents 75% of our total assets. We utilize our judgment in (i) determining whether an expenditure is a maintenance expense or a capital asset; (ii) determining the estimated useful lives of assets; (iii) determining the salvage values to be assigned to assets; and (iv) determining if or when an asset has been impaired. The accuracy of these estimates affects how much depreciation expense we recognize in our income statement, whether we have a gain or loss on the disposal of an asset, and whether or not we record an impairment loss related to an asset.

        We review the carrying value of our property and equipment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable, based upon the estimated future cash flows expected to result from its use and eventual disposition. The factors we consider in performing this assessment include current operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors. In estimating expected future cash flows, we group assets at the operating-unit level, which for most of our assets is the individual casino. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. The ability to accurately predict future cash flows may impact the determination of fair value and, hence, the amount of the impairment loss. Our assessment of cash flows represents our best estimate at the time of the impairment review and is consistent with our internal planning. Based upon our most recent review of the carrying values of our property and equipment, we do not believe that any additional impairments have occurred or are likely to occur in the near term.

Goodwill and Other Intangible Assets

        Effective February 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires an annual review of goodwill and other indefinite-life intangible assets for impairment. Our initial assessment of these assets resulted in an impairment charge of $1.9 million, reflected as a cumulative effect of a change in accounting principle in the first quarter of fiscal 2003. Our subsequent annual assessment for fiscal 2003 resulted in an additional impairment charge of $5.4 million. These impairment charges were necessitated by significant declines in income from operations at the affected properties, as well as lower future expectations attributable to increased competition from Native American casinos.

        The annual evaluation of goodwill and other indefinite-life intangible assets requires the use of projections about future operating results at each reporting unit to determine the assets' estimated fair value. Changes in forecasted operations can materially affect these estimates. Once an impairment of goodwill or other intangible assets has been recorded, it cannot be reversed. Based upon our annual assessment of goodwill and intangible development costs for fiscal 2004, we do not believe that there are additional impairments that have occurred or are likely to occur in the near term. We had $38.0 million in goodwill and $93.4 million in intangible development costs on our consolidated balance sheet at January 31, 2004. The goodwill relates entirely to our acquisition of Slots-A-Fun and our investment in MotorCity Casino in Detroit. The carrying value of goodwill related to those investments, relative to the market value of the other assets, is small; furthermore, operating results at these properties have historically been strong and stable.

Players' Club Program

        Our players' club program offers incentives to customers who gamble at our casinos. Customers earn points, redeemable for cash and complimentaries, based upon their level of gambling. These points may accumulate up to a maximum of 18 months, at which time the points expire if the customer has not yet redeemed them. We accrue expense related to this program as the points are earned based upon historical redemption percentages and, in the case of complimentaries, the estimated cost of the complimentaries to be provided. The actual amount of expense can differ from the amount accrued to the extent that actual redemptions differ from historical patterns. Through fiscal 2004, approximately 81% of the points earned and available had been redeemed. The total accrued liability related to our players' club was $12.9 million at January 31, 2004, compared with $11.3 million at January 31, 2003.

Bad Debt Reserves

        Our receivables balances relate primarily to our hotel operations and our casino operations. Historically, we have not reserved amounts related to our hotel operations, since the majority of those receivables relate to credit card transactions for which we have not historically experienced any material losses. For our casino operations, we reserve an estimated amount for receivables that may not be collected. We estimate casino bad debt reserves using a combination of specific reserves and various percentages applied to aged receivables based upon our judgment. We consider historical collection rates along with customer relationships in determining specific reserves. At January 31, 2004, we had $12.3 million in our casino bad debt reserve, representing approximately 28% of the related casino receivables. At January 31, 2003, we had $25.7 million in the reserve, representing approximately 54% of the related casino receivables. The reserve percentage was lower in fiscal 2004 because a larger portion of the casino receivables were current compared to fiscal 2003. To the extent that world events such as economic downturns, war or further terrorist attacks impact the ability of our customers to pay us, our reserves could be inadequate. However, a significant portion of our casino receivables relate to domestic play. Consequently, we believe our casino receivables are less exposed to the impact of some of these events, and that our current reserve is appropriate and reasonable based upon our experience.

Self-Insurance Accruals

        We are self-insured, up to certain limits, for costs associated with workers' compensation and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not yet reported. At January 31, 2004, we had total self-insurance accruals reflected on our balance sheet of $10.5 million, compared with $8.0 million at January 31, 2003. We believe our estimates of future liability are reasonable based upon our methodology, which considers historical claims patterns and loss experience, among other factors. However, changes in health care costs, accident frequency and severity, and other factors could materially affect the estimate for these liabilities.

Income Taxes

        We are subject to both federal and state income taxes. We account for income taxes according to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such a benefit is more likely than not. Otherwise, a valuation allowance is applied. At January 31, 2004, we had $34.5 million of deferred tax assets and $248.0 million of deferred tax liabilities. We believe that our deferred tax assets are fully realizable because of the future reversal of existing taxable temporary differences and future projected taxable income.

        Our income tax returns are subject to examination by the Internal Revenue Service and other tax authorities. We regularly assess the potential outcomes of these examinations in determining the adequacy of our provision for income taxes and our income tax liabilities. Inherent in our determination of any necessary reserves are assumptions based on past experiences and judgments about potential actions by taxing authorities. Our estimate of the potential outcome for any uncertain tax issue is highly judgmental, though we believe that our exposure to uncertain tax matters is immaterial.

        When actual results of tax examinations differ from our estimates, we adjust the income tax provision in the period in which the examination issues are settled. In August 2002, we settled the IRS audits of our fiscal 1992 through fiscal 1995 tax returns, which did not result in a material impact on our results of operations or financial position. Additionally, in May 2003, we settled the IRS audits of our fiscal 1996 through fiscal 2000 tax returns. This settlement did not materially impact our results of operations or financial position.

Contingencies

        We are involved in various legal proceedings, as more fully discussed in Item 3 of this report. Due to their nature, such legal proceedings involve inherent uncertainties including, but not limited to, court rulings, negotiations between affected parties and governmental intervention. Management assesses the probability of loss for such contingencies and accrues a liability and/or discloses the relevant circumstances, as appropriate. We believe that any liability that may arise as a result of currently pending legal proceedings will not have a material adverse effect on our financial condition, taken as a whole.

Fiscal 2004 Compared with Fiscal 2003

RESULTS OF OPERATIONS

Earnings per Share

        For the year ended January 31, 2004, we reported net income of $149.8 million, or $2.31 per diluted share, versus $115.6 million, or $1.65 per diluted share, for the year ended January 31, 2003. The principal factors which contributed to the increase in earnings were:

        Strong Results at Our Las Vegas Strip Properties.    Income from operations at our Las Vegas Strip properties (including our 50% share of Monte Carlo) increased $37.8 million, or 13% in fiscal 2004, driven primarily by a 14% increase in REVPAR. The new convention center and the all-suites tower at Mandalay Bay (THEhotel) contributed to a pronounced shift towards the more profitable convention customer. This significantly benefited REVPAR at Mandalay Bay and, to a lesser extent, the adjacent Luxor. We also believe that the rebound in the national economy positively affected results at all of our Las Vegas Strip properties, particularly in the latter half of our fiscal year.

        Lower Average Diluted Shares Outstanding.    Average diluted shares outstanding for fiscal 2004 decreased 8% from the prior year, reflecting the effect of substantial share purchases in the latter half of fiscal 2003, as well as the March 2003 settlement of our equity forward agreement pursuant to which we acquired an additional 3.3 million shares. These purchases were somewhat offset by the issuance of 6.1 million shares in fiscal 2004 pursuant to the exercise of employee stock options.

Other significant factors which affected our fiscal 2004 and 2003 results included the following:

        Preopening Expenses.    We recorded preopening expenses of $8.2 million in fiscal 2004 related primarily to THEhotel, which opened in December 2003 at Mandalay Bay, and Mandalay Place, the new retail center connecting Mandalay Bay and Luxor that opened in October 2003. For fiscal 2003, preopening expenses of $4.6 million related primarily to the new convention center at Mandalay Bay that opened in January 2003.

        Adjustments to Carrying Values.    At the end of each quarterly reporting period, we adjust the carrying value of investments associated with our Supplemental Executive Retirement Plan ("SERP"), a defined benefit plan for senior executives, to reflect the investments' market value. These noncash adjustments (reflected in the "Interest, dividends and other income" caption in the Consolidated Statements of Income) resulted in a gain of $7.7 million in fiscal 2004 compared with a loss of $2.9 million in fiscal 2003.

        Loss on Early Retirement of Debt.    Results for fiscal 2004 include a loss of $6.3 million on early retirement of debt arising from the July 2003 call of our $275 million 9 1/4% Senior Subordinated Notes due 2005.

        Write-off of Intangibles.    Results for fiscal 2003 reflect the write-off of $13.0 million of intangible costs associated with MotorCity Casino in Detroit. These intangible costs represented amounts paid by Mandalay to its partner, Atwater Casino Group, in exchange for a so-called preference (applicable to predecessors of Atwater Casino Group) to develop a casino in Detroit. In early 2002, preferences of this nature were declared unconstitutional by a federal appeals court. On August 2, 2002, MotorCity signed a Revised Development Agreement with the City of Detroit which provided for the development of an expanded casino on the site of the current facility. As a result of these events, it was determined that the intangible preference had no value and should be written off.

        Goodwill Impairment.    Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), became effective for Mandalay on February 1, 2002. Under SFAS 142, goodwill is no longer amortized, but must be reviewed at least annually for impairment. In connection with our implementation of SFAS 142, we completed an analysis of the goodwill arising from our prior acquisitions and recorded a write-off of $1.9 million, representing the unamortized goodwill associated with the June 1, 1995 acquisition of the Railroad Pass Hotel and Casino in Henderson, Nevada. This write-off was reflected as a cumulative effect of a change in accounting principle in the first quarter of fiscal 2003. Pursuant to our subsequent annual review for goodwill impairment, we recorded a write-off of $5.4 million that was reflected as an impairment loss in the fourth quarter of fiscal 2003. This latter write-off represented the unamortized goodwill associated with the February 1, 1983, acquisition of the Edgewater Hotel and Casino in Laughlin, Nevada. The write-off was necessitated by a decline in income from operations at that property, and by lower future expectations for the Laughlin market arising from increased competition from Native American casinos.

Revenues

        Revenues increased $137.0 million, or 6%, for fiscal 2004, due largely to results at our Las Vegas Strip properties. Mandalay Bay was the largest contributor, with revenues rising $91.1 million, or 16%, over the prior year. As previously noted, this property benefited substantially from the new convention center and, to a lesser extent, from the December 2003 opening of THEhotel, which together helped drive a 22% increase in room revenue at the property.

Casino Revenues

        Casino revenues rose $20.1 million, or 2%, in fiscal 2004. In Las Vegas, Excalibur led the way with a $10.3 million, or 10%, increase in casino revenues. This increase was attributable to improved occupancy levels along with a higher hold percentage stemming from a change in the mix of pit games and slot machines. Mandalay Bay reported a $6.0 million, or 3%, increase in casino revenues, benefiting from the increased casino traffic generated by the convention center and THEhotel. Elsewhere in Nevada, casino revenues were mostly down, due to the effects of expanded Native American gaming. Meanwhile, casino revenues at the Gold Strike Resort in Tunica County, Mississippi rose $11.4 million, or 11%, driven by the upturn in the economy and increased marketing efforts, which have resulted in that property gaining market share.

Hotel Revenues

        Hotel revenues increased $82.1 million, or 14%, in fiscal 2004. Our Las Vegas Strip properties were the source for most of the increase. REVPAR grew 14% at these properties, which accounted for approximately 20,000 rooms out of 28,258 rooms companywide (including the 50%-owned Monte Carlo). Mandalay Bay was the most significant contributor, generating an increase of $53.9 million, or 27%, driven by a 17% increase in REVPAR. As noted earlier, with the opening of the convention center and THEhotel, this property has increased its emphasis on the business and convention segment of the market, which has traditionally been willing to pay a higher rate for midweek rooms. In fiscal 2004, approximately 30% of Mandalay Bay's room nights were sold to the convention segment, compared with approximately 22% in the previous year, and we expect this percentage to rise. Hotel revenues at Mandalay Bay also include revenues related to the rental of the new convention space, which amounted to $12.4 million in fiscal 2004 compared with $1.7 million in fiscal 2003. The following table compares average room rates, occupancy and REVPAR at our major wholly owned properties:

	FYE 1/31/2004			FYE 1/31/2003
	Rate	Occ.%	REVPAR	Rate	Occ.%	REVPAR
Mandalay Bay	$186	86%	$161	$171	80%	$137
Luxor	$105	85%	$90	$95	84%	$79
Excalibur	$76	91%	$69	$69	90%	$62
Circus Circus-Las Vegas	$55	89%	$49	$53	89%	$47
Circus Circus-Reno	$54	77%	$41	$53	78%	$41
Colorado Belle	$29	80%	$23	$34	73%	$25
Edgewater	$29	79%	$23	$32	73%	$23
Gold Strike-Tunica	$49	82%	$40	$53	73%	$39
Weighted average all wholly owned properties	$87	84%	$74	$80	82%	$65
Weighted average wholly owned Las Vegas Strip properties	$104	88%	$92	$94	86%	$80

Food and Beverage Revenues

        Food and beverage revenues increased $40.6 million, or 10%, in fiscal 2004. The increase was due mainly to the expansion of Mandalay Bay's convention business following the opening of the new convention center in January 2003 and subsequent opening of THEhotel in December 2003.

Other Revenues

        Other revenues come principally from entertainment, amusements and retail stores, and rose $.7 million, or less than 1%, in fiscal 2004. While the successful February 2003 opening of Mamma Mia! generated additional entertainment revenue at Mandalay Bay, the increase was offset by the absence of a major boxing match that was held in the Events Center at Mandalay Bay during the prior year (the Oscar De La Hoya/Fernando Vargas fight).

Costs and Expenses

Depreciation and Amortization

        For fiscal 2004, depreciation and amortization expense was $175.5 million versus $145.0 million in fiscal 2003. The increase of $30.5 million was due primarily to the June 30, 2003 exercise of purchase options under our two operating lease agreements, pursuant to which we paid $198.3 million to acquire the equipment under the leases. (See the discussion in "Financing Activities—Other Financing Transactions" under "Financial Position and Capital Resources" for additional details.) The resulting increase was partially offset by the reduction of depreciation expense at MotorCity Casino. Based upon a Revised Development Agreement entered into with the City of Detroit on August 2, 2002 (discussed more fully under "Financial Position and Capital Resources—New Projects"), depreciation expense related to the MotorCity Casino temporary facility was reduced prospectively. Previously, the cost of the temporary facility was being depreciated over its contractual operating term of four years, with annual depreciation expense approximating $40 million. Under the Revised Development Agreement, the existing facility will be expanded into a permanent resort (as opposed to the permanent resort being developed on a separate site as was the requirement under the original development agreement). As a result, the remaining book value of the existing facility is being depreciated over its remaining expected life, resulting in estimated annual depreciation expense of $10 million, pending construction of the expanded permanent facility or other equipment additions.

Operating Lease Rent

        Operating lease rent for fiscal 2004 decreased to $20.2 million from $49.1 million in fiscal 2003. The decrease was related primarily to the previously discussed June 30, 2003 termination of our operating leases. See the discussion under "Off Balance Sheet Arrangements—Operating Leases" under "Financial Position and Capital Resources" for additional details regarding our operating lease agreements.

Income from Operations

        For the year ended January 31, 2004, income from operations rose $38.1 million, or 8%, from the previous year. The composite operating margin in fiscal 2004 was 19.7% versus 19.2% in fiscal 2003. Income from operations for fiscal 2004 benefited from improved operating results at our Las Vegas Strip properties, as discussed more fully below. Comparisons also benefited from lower depreciation and amortization expense at MotorCity Casino (see the discussion under "Depreciation and Amortization" above) and the previously discussed write-off of $13.0 million in intangible costs associated with MotorCity Casino in fiscal 2003. The above benefits were partially offset by a decrease in earnings from unconsolidated affiliates of $16.8 million, stemming from the impact of higher gaming taxes at the 50%-owned Grand Victoria in Elgin, Illinois, discussed in more detail below. The table below summarizes our operating results by property and is followed by a discussion of operating results by market.

	FYE 1/31/2004		FYE 1/31/2003
	Income from Operations	Depreciation and Amortization	Income from Operations	Depreciation and Amortization
	(in millions)
Mandalay Bay	$83.6	$72.3	$79.5	$35.0
Luxor	92.5	25.5	79.6	18.1
Excalibur	79.4	14.1	64.9	11.4
Circus Circus-Las Vegas(1)	42.3	18.8	39.5	17.4
Gold Strike-Tunica	21.6	8.7	14.0	12.2
Colorado Belle / Edgewater	4.4	9.8	5.3	10.3
Circus Circus-Reno	5.6	5.8	12.9	7.0
Gold Strike properties(2)	1.7	3.4	3.5	4.0
MotorCity Casino(3)	125.5	10.1	91.8	24.9
Unconsolidated joint ventures(4)	81.2	0.3	98.0	0.3
Other	(7.9)	0.1	(5.4)	0.5
Subtotal	$529.9	$168.9	$483.6	$141.1
Corporate expense	(39.5)	6.6	(31.3)	3.9
Total	$490.4	$175.5	$452.3	$145.0

(1)
Includes Circus Circus-Las Vegas and Slots-A-Fun.

(2)
Includes Gold Strike, Nevada Landing and Railroad Pass.

(3)
MotorCity Casino is 53.5%-owned and its operations are consolidated for financial reporting purposes.

(4)
Includes Monte Carlo, Grand Victoria and Silver Legacy, each of which is 50%-owned.

Las Vegas

        Our Las Vegas properties (including our 50% share of Monte Carlo) posted an overall increase in income from operations of $37.8 million, or 13%, in fiscal 2004. At Mandalay Bay, income from operations rose $4.1 million, or 5%. As noted previously, this property benefited from the opening of the new convention center and THEhotel, which have contributed to higher REVPAR during the slower midweek period. Furthermore, operating margins on incremental hotel revenues approach 100%, meaning for each additional dollar of room revenue, income from operations increases by nearly a like amount. However, this benefit was mitigated by higher depreciation expense stemming primarily from the purchase of previously leased equipment. On June 30, 2003, we exercised purchase options under our operating lease agreements, the majority of which related to equipment at Mandalay Bay. The resulting additional depreciation more than offset the benefit from the elimination of operating lease rent. See the discussion under "Financing Activities" under "Financial Position and Capital Resources" for additional details regarding our operating leases.

        At Luxor, income from operations increased $12.9 million, or 16%. This property also benefited from the new convention center at Mandalay Bay, though to a lesser extent. Meanwhile, income from operations at Excalibur rose $14.5 million, or 22%, and at Circus Circus-Las Vegas, it increased $2.8 million, or 7%. The contribution from the 50%-owned Monte Carlo rose $3.5 million, or 10%. We believe the rebound in the national economy contributed to our higher results on the Las Vegas Strip. Excalibur also benefited from a change in its mix of pit games and slot machines.

Reno

        Income from operations at our Reno properties (including our 50% share of Silver Legacy) was down $9.6 million, or 34%, in fiscal 2004. Expanded Native American gaming in California and the northwestern U.S. was the principal factor in the decline, most notably the June 2003 opening of a significant new Native American casino located in the heart of Reno's principal feeder market in northern California.

Laughlin

        Our two Laughlin properties, Colorado Belle and Edgewater, posted a combined decrease in income from operations of $0.9 million, or 17%, for fiscal 2004, despite the prior year write-off of $5.4 million of goodwill associated with Edgewater. Like the Reno market, Laughlin is facing increased competition from Native American casinos in its primary feeder markets in Arizona and southern California.

Other Markets

        In Detroit, Michigan, MotorCity Casino generated an increase in income from operations of $33.7 million, or 37%. Depreciation expense, which decreased $14.8 million, was a principal factor in this increase (see discussion under "Depreciation and Amortization"), along with the $13.0 million write-off of an intangible asset in the prior year. See "New Projects" under "Financial Position and Capital Resources" for additional details regarding our Detroit operation.

        In Tunica County, Mississippi, income from operations at Gold Strike rose $7.6 million, or 54%, during fiscal 2004. Increased marketing efforts at this property have increased its market share and contributed to a $11.4 million, or 11%, increase in casino revenues.

        The contribution to income from operations from Grand Victoria (our 50%-owned riverboat casino in Elgin, Illinois) decreased $17.9 million, or 37%, in fiscal 2004. The decrease was due primarily to the impact of gaming tax increases approved by the Illinois legislature, the first of which took effect July 1, 2002 and included a top end rate of 50% on gaming revenues exceeding $200 million, and a second increase that took effect July 1, 2003, which raised the top-end rate to 70% on gaming revenues exceeding $250 million. By law, the latter increase is to be repealed after a tenth casino license is awarded and the new property commences operations, or July 1, 2005, whichever occurs first. The tenth casino license was recently awarded, however based upon a number of contingencies needed to finalize this tenth license, we cannot determine at this time when or whether a tenth property will commence operations.

Interest Expense

        In fiscal 2004, interest expense decreased $13.9 million. While average debt outstanding was higher than in the prior year ($2.9 billion versus $2.5 billion), the impact was offset by a higher proportion of less-expensive variable-rate debt; lower interest rates on short-term borrowings; and the amortization of gains related to the termination of interest rate swap agreements. At January 31, 2003, approximately 82% of our $2.78 billion debt portfolio was comprised of fixed-rate obligations. Through a combination of financing transactions over the course of the year, this percentage was reduced to approximately 50% of our $3.02 billion debt portfolio at January 31, 2004. See also "Financing Activities—Interest Rate Swaps" and "Market Risk and Derivative Financial Instruments" under "Financial Position and Capital Resources."

        Capitalized interest was $7.6 million in fiscal 2004 compared to $13.2 million in the previous year. Capitalized interest in fiscal 2004 related primarily to THEhotel and Mandalay Place. For fiscal 2003, capitalized interest related primarily to the new convention center at Mandalay Bay.

Income Taxes

        The effective tax rates for fiscal 2004 and fiscal 2003 were 35.5% and 40.2%, respectively. These rates reflect the corporate statutory rate of 35% plus the effect of various nondeductible expenses. The higher effective tax rate in fiscal 2003 reflects the impact of the goodwill write-offs at Edgewater and Railroad Pass, which were not deductible for tax purposes. For fiscal 2005, we estimate our effective tax rate will be 35%-36%.

Recent Tax Developments

        On June 20, 2003, the Governor of Illinois signed new tax legislation providing for an increase in tax rates on Illinois gaming revenues. Under the bill, the upper tax rate on casino revenues was increased from 50% on casino revenues exceeding $200 million to 70% on casino revenues exceeding $250 million. The legislation also provided for increased tax rates for the lower revenue tiers as well as increased boarding fees.

        New tax legislation signed into law by the Governor of Nevada on July 22, 2003, increased the taxes applicable to our Nevada operations and those of our Nevada joint ventures. Based on our evaluation of the new Nevada tax law, we believe that its impact on our income from operations will be less than $10 million annually.

Fiscal 2003 Compared with Fiscal 2002

RESULTS OF OPERATIONS

Earnings per Share

        For the year ended January 31, 2003, we reported net income of $115.6 million, or $1.65 per diluted share, versus $53.0 million, or $.71 per diluted share, for the year ended January 31, 2002.

        The increase in earnings for fiscal 2003 was due primarily to a $71.0 million decrease in depreciation and amortization expense (see discussion under "Depreciation and Amortization" below), which was partially offset by a related $16.9 million increase in operating lease rent. Earnings in fiscal 2003 also benefitted from a $14.2 million decrease in interest expense; an overall reduction in write-offs related to asset impairment, goodwill impairment and intangible assets; and a decrease in the average number of diluted shares outstanding.

        Earnings for fiscal 2003 reflected strong results at Mandalay Bay and MotorCity Casino. At Mandalay Bay, operating income surged 91%, on the strength of cost-cutting measures implemented after September 11, 2001, lower depreciation and amortization expense and a decline in entertainment expense due to the July 2002 closing of the "Storm" production in the Mandalay showroom. Mandalay Bay also benefitted from the January 3, 2003 opening of the new convention center. At MotorCity Casino, operating income rose 27% (despite the intangible write-off discussed below), reflecting higher slot machine revenues at that property.

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

Casino Revenues

        Casino revenues rose $3.5 million, or less than 1%, in fiscal 2003. Casino revenues declined at most of our major wholly owned properties due to the continued effects of September 11, 2001, the economic recession and the expansion of Native American gaming in California. These declines were offset by a $35.9 million, or 10%, increase in casino revenues at MotorCity Casino.

Hotel Revenues

        Hotel revenues fell $11.3 million, or 2%, in fiscal 2003. Despite improving steadily throughout fiscal 2003, REVPAR at our Las Vegas properties decreased 2% from fiscal 2002 due mainly to the lingering effects of the September 11, 2001 attacks and the recession. The following table compares average room rates, occupancy and REVPAR at our major wholly owned properties:

	FYE 1/31/2003			FYE 1/31/2002
	Rate	Occ.%	REVPAR	Rate	Occ.%	REVPAR
Mandalay Bay	$171	80%	$137	$167	80%	$134
Luxor	$95	84%	$79	$98	83%	$81
Excalibur	$69	90%	$62	$70	92%	$64
Circus Circus—Las Vegas	$53	89%	$47	$55	89%	$49
Circus Circus—Reno	$53	78%	$41	$54	81%	$44
Colorado Belle	$34	73%	$25	$31	80%	$25
Edgewater	$32	73%	$23	$30	78%	$23
Gold Strike—Tunica	$53	73%	$39	$62	78%	$48
Weighted average all wholly owned properties	$80	82%	$65	$81	83%	$67
Weighted average wholly owned Las Vegas Strip properties	$94	86%	$80	$95	86%	$82

Food and Beverage Revenues

        Food and beverage revenues increased $3.8 million, or 1%, in fiscal 2003. The increase was mainly due to the expansion of Mandalay Bay's convention business following the opening of the new convention center in January 2003.

Other Revenues

        Other revenues come principally from entertainment, amusements and retail stores. Other revenues rose $1.7 million, or 1%, in fiscal 2003. The continued success of Blue Man Group at Luxor largely offset the impact from the closing of "Storm" at Mandalay Bay.

Costs and Expenses

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

        Depreciation and amortization was also lower due to a reduction of depreciation at MotorCity Casino. Based upon a Revised Development Agreement entered into with the City of Detroit on August 2, 2002, depreciation expense related to the MotorCity Casino facility was reduced prospectively. Previously, the cost of the temporary facility was being depreciated over its contractual operating term of four years, with the annual depreciation expense approximating $40 million. Under the Revised Development Agreement, the temporary facility ceases to be temporary and will be expanded as a permanent resort (as opposed to the permanent resort being developed on a separate site, as was the requirement under the original development agreement). Consequently, the remaining book value of the temporary facility is being depreciated over its remaining expected life. Finally, depreciation and amortization expense also declined due to the previously discussed elimination of goodwill amortization pursuant to SFAS 142.

Operating Lease Rent

        Operating lease rent for fiscal 2003 increased to $49.1 million from $32.2 million in fiscal 2002. The increase was due to the new operating leases we entered into in December 2001. The higher rent expense we incurred as a result of those leases, however, was partially offset by a reduction in rent expense related to the June 2002 renewal of the previously existing $200 million lease facility.

Income from Operations

        For the year ended January 31, 2003, income from operations rose $101.2 million, or 29%, from the previous year. The composite operating margin in fiscal 2003 was 19.2% versus 14.9% in fiscal 2002. Income from operations for fiscal 2003 benefitted from the reduction of depreciation and amortization expense and from cost-cutting measures undertaken at all of our properties following September 11, 2001. These benefits were partially offset by the $13.0 million write-off of an intangible asset at MotorCity Casino and the $5.4 million goodwill write-off at Edgewater discussed earlier. Meanwhile, income from operations in fiscal 2002 was negatively affected by the previously discussed impairment loss of $52.0 million related to our Jean, Nevada properties. The table below summarizes our operating results by property and is followed by a discussion of operating results by market.

	FYE 1/31/2003		FYE 1/31/2002
	Income from Operations	Depreciation and Amortization	Income from Operations	Depreciation and Amortization
	(in millions)
Mandalay Bay	$79.5	$35.0	$41.6	$43.4
Luxor	79.6	18.1	74.9	33.8
Excalibur	64.9	11.4	67.6	17.9
Circus Circus—Las Vegas(1)	39.5	17.4	39.8	23.0
Gold Strike—Tunica	14.0	12.2	11.0	12.8
Colorado Belle / Edgewater	5.3	10.3	10.5	11.5
Circus Circus—Reno	12.9	7.0	14.4	9.2
Gold Strike properties(2)	3.5	4.0	(55.6)	10.2
MotorCity Casino(3)	91.8	24.9	72.2	39.1
Unconsolidated joint ventures(4)	98.0	0.3	107.1	6.5
Other	(5.4)	0.5	(3.7)	0.9
Subtotal	$483.6	$141.1	$379.8	$208.3
Corporate expense	(31.3)	3.9	(28.7)	7.7
Total	$452.3	$145.0	$351.1	$216.0

(1)
Includes Circus Circus-Las Vegas and Slots-A-Fun.

(2)
Includes Gold Strike, Nevada Landing and Railroad Pass.

(3)
MotorCity Casino is 53.5%-owned and its operations are consolidated for financial reporting purposes.

(4)
Includes Monte Carlo, Grand Victoria and Silver Legacy, each of which is 50%-owned.

Las Vegas

        Our Las Vegas properties (including our 50% share of Monte Carlo) posted an overall increase in income from operations of $42.1 million, or 17%, for fiscal 2003. At Mandalay Bay, income from operations rose $37.9 million, or 91%, despite flat revenues. The main contributors to the increase at Mandalay Bay were the cost-cutting measures implemented after September 11, 2001, a combined $10.1 million reduction in depreciation expense and operating lease rent and a decrease in entertainment expense stemming from the July 2002 closing of the "Storm" production in the Mandalay showroom. The preproduction costs associated with this show were fully expensed in fiscal 2002 in anticipation of the closing. "Storm" was replaced by the Broadway hit "Mamma Mia!", which opened February 3, 2003.

        While cost-cutting measures also benefitted our other Las Vegas properties, results were mixed. Income from operations at Luxor in fiscal 2003 was up $4.7 million, or 6%, while the contribution from Monte Carlo increased by $2.4 million, or 8%, for the year. However, at Excalibur, income from operations was down $2.7 million, or 4%, and at Circus Circus it declined $0.3 million, or 1%. These latter two properties cater primarily to the middle-income market segment, which appears to have been more impacted by the continued effects of September 11, 2001 and the economic recession.

Reno

        Income from operations at our Reno properties (including our 50% share of Silver Legacy) was down $3.3 million, or 11%, in fiscal 2003. Expanded Native American gaming in California and the northwestern U.S. contributed to the decline, as did the economic recession. The absence from Reno of a major bowling tournament in fiscal 2003 also affected our results. However, Reno is scheduled to host the men's or women's national bowling tournament in two out of every three years through fiscal 2010.

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

Other Markets

        In Detroit, Michigan, MotorCity Casino generated an increase in income from operations of $19.6 million, or 27%, despite the $13.0 million write-off of an intangible asset discussed previously. Lower depreciation expense (down $14.2 million) was the principal factor in this increase, though a 15% increase in slot revenues was also a contributing factor.

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

Interest Expense

        In fiscal 2003, interest expense decreased $14.2 million. The decrease was due primarily to a combination of lower interest rates on short-term borrowings, new fixed to floating interest rate swap agreements entered into in June and August 2002 and lower average borrowings. This reduction of interest expense was partially offset by the issuance of $300 million principal amount of 9 3/8% Senior Subordinated Notes in December 2001. The net proceeds from this issuance were used to pay down lower-cost borrowings outstanding under our bank facility.

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

FINANCIAL POSITION AND CAPITAL RESOURCES

Operating Activities

        Net cash provided by operating activities was $418.5 million in fiscal 2004 versus $364.9 million in fiscal 2003 and $359.5 million in fiscal 2002. Net cash provided by operating activities increased in fiscal 2004 due primarily to improved operating results, as net income and depreciation expense (each discussed previously) rose a combined $64.8 million. In addition, the tax benefit from the exercise of employee stock options increased by $30.0 million in fiscal 2004, when 6.1 million options were exercised compared to 2.2 million options in fiscal 2003. (For tax purposes, gains recognized by employees upon the exercise of stock options are considered additional compensation expense and are therefore deductible.) These increases were partially offset by changes in working capital which occurred in the normal course of business. The fiscal 2004 comparison was also affected by two significant items which occurred in the prior year when we received a $20.0 million special distribution from Silver Legacy (in conjunction with the restructuring of the joint venture's debt) and wrote off a $13.0 million intangible asset at MotorCity Casino (as discussed previously).

        For fiscal 2003, net cash provided by operating activities increased slightly compared with fiscal 2002. The main contributors to the increase were a $62.6 million rise in net income, the aforementioned special distribution from Silver Legacy, and the noncash write-off of the MotorCity intangible asset. Offsetting these items was a $71.0 million decrease in depreciation and amortization stemming from the operating leases we entered into in December 2001 as well as the reduction of depreciation at MotorCity Casino.

        Mandalay had cash and cash equivalents of $153.5 million at January 31, 2004, sufficient for normal daily operating requirements. Our cash balance has historically not been subject to significant fluctuations because we manage our cash through our revolving credit facility. To the extent excess cash is available, it is used to repay borrowings under our revolving credit facility, and to the extent additional cash is required, we borrow funds under the facility.

Investing Activities

        Net cash used in investing activities was $573.8 million in fiscal 2004 versus $370.3 million in fiscal 2003 and $159.9 million in fiscal 2002. Investing activities related primarily to capital expenditures, which are discussed in more detail below. In addition, in fiscal 2003 we contributed $43.5 million to Monte Carlo that, along with a similar contribution from our partner, was used to pay off that property's revolving credit facility. In fiscal 2003 and 2004, we also paid amounts required under the Revised Development Agreement in Detroit. See "New Projects—Detroit" for additional details.

        Capital expenditures for fiscal 2004, which were funded from a combination of cash flow and additional borrowings, totaled $545.1 million. Of this amount, $225.6 million related to the construction of THEhotel (the new all-suites hotel tower at Mandalay Bay which opened in December 2003), $37.3 million related to the construction of Mandalay Place (the new retail center located between Mandalay Bay and Luxor which opened in October 2003), and $22.7 million related to the purchase of a new corporate aircraft (which was funded primarily through the application of a $22.5 million deposit made in fiscal 2003). Capital expenditures for fiscal 2004 also include $188.0 million related to the acquisition of equipment pursuant to purchase options we exercised under our operating lease agreements. See "Financing Activities—Other Financing Transactions" and "Off Balance Sheet Arrangements—Operating Leases" for additional details.

        Capital expenditures for fiscal 2003 totaled $300.5 million. Of this amount, $180.4 million related to the construction of a new convention center at Mandalay Bay that opened in January 2003, $18.5 million related to the construction of THEhotel, $15.4 million related to the remodeling of the original suites at Mandalay Bay, and $8.2 million related to the construction of Mandalay Place. For fiscal 2002, capital expenditures totaled $156.7 million. Of this amount, $61.6 million related to the construction of the new convention center at Mandalay Bay, $8.4 million related to the completion of the renovation of the pyramid rooms at Luxor, and $13.0 million related to the acquisition of land adjacent to our casino facility in Detroit.

        We estimate that capital expenditures in fiscal 2005 will be in the range of $75-$100 million. These estimated capital expenditures include primarily maintenance capital spending, which consists of items necessary to maintain the operating condition of our properties, such as new slot machines, carpeting, computers and similar equipment. Capital expenditures for fiscal 2005 will be funded primarily from cash flow, though we also have funds available under our revolving credit facility. Actual capital expenditures for fiscal 2005 may differ significantly from the estimated range, particularly if we are able to proceed with the development of an expanded permanent facility in Detroit. See "New Projects—Detroit" for additional details.

Financing Activities

        For fiscal 2004, financing activities provided net cash of $160.4 million. Net borrowings provided cash of $242.0 million, while proceeds from exercises of employee stock options provided an additional $99.8 million. Cash was used primarily to fund the March 2003 settlement of our $100 million equity forward agreement and to fund $47.6 million in dividend payments to our shareholders. A discussion of specific financing activities in fiscal 2004 is provided below. For fiscal 2003, financing activities provided net cash of $47.9 million. Net borrowings provided cash of $235.5 million, while proceeds from exercises of employee stock options provided an additional $29.3 million. The majority of this cash was used to purchase 7.5 million shares of our common stock at a cost of $220.9 million. For fiscal 2002, financing activities used net cash of $199.7 million, of which $125.9 million was used to purchase 5.2 million shares of our common stock, and another $45.5 million was used to fund interim settlements and interest payments under our equity forward agreements with Bank of America. See the discussion under "Off Balance Sheet Arrangements—Equity Forward Agreements" for more details.

Credit Facilities

        In August 2001, we entered into a $250 million term loan facility and an $850 million revolving facility with members of our bank group. Each of these facilities was for general corporate purposes. The entire amount of the term loan facility was repaid on November 25, 2003 using primarily proceeds from the issuance of 6 3/8% senior notes. (See "Other Financing Transactions" below.) Under the revolving facility, $450 million was outstanding at January 31, 2004. The revolving credit facility is unsecured and provides for the payment of interest, at our option, at either (i) a Eurodollar-based rate; or (ii) a rate equal to or an increment above the higher of (a) the Bank of America prime rate, or (b) the Federal Reserve Board federal funds rate plus 50 basis points. At January 31, 2004, the effective rate of interest on the indebtedness outstanding under our revolving credit facility was 2.9%. The revolving credit facility includes financial covenants regarding total debt and interest coverage, plus covenants that limit our ability to dispose of assets, make distributions on our capital stock, engage in a merger, incur liens and engage in transactions with our affiliates. On August 21, 2006, the entire principal amount then outstanding under our revolving credit facility becomes due and payable, unless the maturity date is extended with the consent of the lenders.

        In December 2001, we amended the covenants under each of our credit facilities to provide for more liberal tests for total debt and interest coverage. These amendments were obtained to address the impact of the events of September 11, 2001. In February 2003, we again amended the covenants under each of our credit facilities. These amendments modified the definition of "Adjusted EBITDA" with respect to our 53.5% ownership of MotorCity Casino in Detroit, Michigan. As previously defined in our credit facilities, Adjusted EBITDA included only the cash distributions we actually received from MotorCity Casino. Under the amended definition, Adjusted EBITDA includes our 53.5% share of the Adjusted EBITDA of MotorCity Casino, whether or not distributed. These amendments also provided for a more liberal test for total debt coverage during the fiscal year ended January 31, 2004.

        As of January 31, 2004, we were in compliance with all of the covenants in our revolving credit facility, including those related to total debt and interest coverage, and under the most restrictive covenant, we had the ability to issue additional debt of approximately $212 million. Our borrowing capacity under these covenants can fluctuate substantially from quarter to quarter depending upon our operating cash flow.

        As of January 31, 2004, the senior debt of Mandalay Resort Group was rated Ba2 by Moody's Investors Service ("Moody's") and BB+ by Standard & Poors Ratings Services ("S&P"). These ratings remained stable throughout fiscal 2004. To the extent that these credit ratings change, our ability to borrow, as well as the rates at which we borrow, could be affected. However, given our current financial position, as well as our historically strong and stable cash flows, we do not anticipate any significant changes in our credit ratings in the near term. In addition, we do not believe our credit ratings, or changes in those ratings, have had a significant impact on our previous financing activities, or will have a significant impact on future financing activities.

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

        Each convertible debenture is convertible into shares of Mandalay's common stock (i) during any calendar quarter beginning after June 30, 2003, if the closing price of Mandalay's common stock is more than 120% of the base conversion price (initially 120% of $57.30, or $68.76) for at least 20 of the last 30 trading days of the preceding calendar quarter; (ii) during any period in which the credit rating assigned to the convertible debentures by S&P, or its successor, is at or below B+ or the equivalent, or if the credit rating assigned to the convertible debentures by Moody's, or its successor, is at or below B2 or the equivalent; (iii) if we take certain corporate actions; or (iv) if we call the convertible debentures for redemption. If the convertible debentures are converted, holders will receive 17.452 shares per convertible debenture, or an aggregate of 7.0 million shares of Mandalay common stock, subject to adjustment of the conversion rate for any stock dividend; any subdivision or combination, or certain reclassifications, of the shares of our common stock; any distribution to all holders of shares of our common stock of certain rights to purchase shares of our common stock for a period expiring within 60 days at less than the sale price per share of our common stock at the time; any distribution to all holders of shares of our common stock of our assets (including shares of capital stock of a subsidiary), debt securities or certain rights to purchase our securities; or any "extraordinary cash dividend." For this purpose, an extraordinary cash dividend is one the amount of which, together with all other cash dividends paid during the preceding 12-month period, is on a per share basis in excess of the sum of (i) 5% of the sale price of the shares of our common stock on the day preceding the date of declaration of such dividend and (ii) the quotient of the amount of any contingent cash interest paid on a convertible debenture during such 12-month period divided by the number of shares of common stock issuable upon conversion of a convertible debenture at the conversion rate in effect on the payment date of such contingent cash interest. In addition, if at the time of conversion the market price of Mandalay's common stock exceeds the then-applicable base conversion price, holders will receive up to an additional 14.2789 shares of Mandalay's common stock per convertible debenture, as determined pursuant to a specified formula, or up to an additional 5.7 million shares in the aggregate.

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

        We issued these debentures because they carry a much lower interest rate relative to other financing alternatives, which contributed to lower interest expense in fiscal 2004, and which we expect to contribute to lower interest expense in the future. In addition, the proceeds from this issuance were used to repay borrowings under our revolving credit facility, which creates additional capacity under that facility and, in turn, provides overall greater financial flexibility.

Interest Rate Swaps

        In February 2003, we entered into two "reverse" interest rate swap agreements ("fair value hedges") with members of our bank group. Under one agreement, we received a fixed interest rate of 9.25% and paid a variable interest rate (based on LIBOR plus 6.35%) on $275 million notional amount. Under the other, we received a fixed rate of 6.45% and paid a variable interest rate (based on LIBOR plus 3.57%) on $200 million notional amount. In May 2003, we elected to terminate the $275 million swap and received $2.7 million in cash, representing the fair market value of the swap. Accounting rules require such gains to be treated as debt premium and amortized over the remaining life of the related debt instrument using an effective interest method. However, since the underlying $275 million Senior Subordinated Notes were called on July 15, 2003, the unamortized portion of this gain (along with the unamortized portion of the gain related to a similar interest rate swap that was terminated in October 2002) was offset against the related loss on early retirement of debt. The total gain thus offset was $9.0 million. Meanwhile, in June 2003, we elected to terminate the $200 million swap. We received $4.1 million in cash, representing the fair market value of this swap, and recorded a corresponding debt premium which will be amortized to interest expense over the then remaining life of the related debt instrument, which was approximately 2 1/2 years.

        In July 2003, we entered into two "reverse" interest rate swap agreements ("fair value hedges") with members of our bank group. Under one agreement, we received a fixed interest rate of 6.5% and paid a variable interest rate (based on LIBOR plus 2.39%) on $200 million notional amount. Under the other agreement, we received a fixed rate of 6.5% and paid a variable interest rate (based on LIBOR plus 2.42%) on $50 million notional amount. These swaps were being used to hedge our $250 million 6 1/2% Senior Notes due 2009. In March 2004, we elected to terminate both of the above swaps, pursuant to which we received $5.4 million in cash representing the fair market value of these swaps, and recorded a corresponding debt premium which will be amortized to interest expense over the remaining life of the related debt instrument, which was approximately 5 1/2 years.

        The Company had an interest rate swap agreement ("cash flow hedge") of $200 million notional amount, which terminated on September 24, 2003.

        In December 2003, we entered into two "reverse" interest rate swap agreements ("fair value hedges") with members of our bank group. Under one agreement, we receive a fixed interest rate of 6.375% and pay a variable interest rate (based on LIBOR plus 1.74%) on $125 million notional amount. Under the other, we receive a fixed rate of 6.375% and pay a variable interest rate (based on LIBOR plus 1.72%) on $125 million notional amount. These swaps are being used to hedge our $250 million 6 3/8% Senior Notes due 2011.

        In April 2004, we entered into a "reverse" interest rate swap agreement ("fair value hedge") with a member of our bank group. Under this agreement, we receive a fixed interest rate of 6.5% and pay a variable interest rate (based on LIBOR plus 2.58%) on $250 million notional amount. This swap is being used to hedge our $250 million 6 1/2% Senior Notes due 2009.

        We entered into the above swap agreements, which met the criteria established by the Financial Accounting Standards Board for hedge accounting, in order to further manage our interest expense and achieve a better balance of variable to fixed rate debt in our debt portfolio. Including the effect of interest rate swaps, approximately 50% of our debt outstanding at January 31, 2004 was variable rate. This compares to approximately 18% at January 31, 2003. While we believe the company is currently better served by maintaining a higher proportion of less expensive variable rate debt, we continue to monitor and evaluate current economic conditions, along with the company's financial condition, and may adjust the percentage of variable rate debt in the future, as we consider appropriate.

Other Financing Transactions

        On June 30, 2003, we exercised our options under two operating lease agreements relating to equipment located at several of our Nevada properties, and purchased the equipment for a total purchase price of $198.3 million, representing the equipment's estimated fair market value based on independent appraisals. Simultaneously, we entered into a new lease agreement pursuant to which we assigned a portion of the equipment acquired above to the new lessors and borrowed $145 million. These proceeds, along with borrowings under our revolving credit facility, were used to fund the purchase of the equipment under the previous operating leases.

        The new lease agreement is considered a capital lease for financial reporting purposes, and we recorded an asset and a corresponding liability equal to the fair market value of the assets at inception of the lease. An option to borrow up to an additional $105 million under the new lease agreement expired December 31, 2003. The new lease agreement contains financial covenants regarding total debt and interest coverage that are similar to those under our revolving credit facility. The agreement also contains covenants regarding equipment maintenance, insurance requirements and prohibitions on liens. As of January 31, 2004, we were in compliance with all of the covenants in this lease agreement. We elected to terminate our operating lease agreements in order to replace them with equally priced and more transparent financing (i.e., reflected on our balance sheet).

        NOTE: The discussion under "Investing Activities" above indicated that we had incurred capital expenditures of $188.0 million related to the purchase of the equipment under our operating lease agreements. This amount differs from the $198.3 million reported above due to $10.3 million of unamortized deferred gain related to the December 2001 operating lease transaction. This deferred gain was reversed when the purchase option was exercised.

        On July 15, 2003, we repaid our $150 million 6 3/4% Senior Subordinated Notes due July 15, 2003, using borrowings under our revolving credit facility.

        On July 15, 2003, we called our $275 million 9 1/4% Senior Subordinated Notes due 2005 at a call price of 104.625% using borrowings under our revolving credit facility. As a result of utilizing less expensive debt to call these notes, we expect to significantly reduce the related interest expense over the two-year term that would have otherwise remained on the notes.

        On July 31, 2003, we issued $250 million 6 1/2% Senior Notes due 2009. The net proceeds were used to repay borrowings under our revolving credit facility. We issued these notes in order to take advantage of low interest rates in the bond market and to replenish capacity under our revolving credit facility.

        On November 17, 2003, we redeemed $145.6 million of our $150 million aggregate principal amount of 6.70% Debentures due 2096 pursuant to the holders' one-time option, which was funded utilizing borrowings under our revolving credit facility.

        On November 25, 2003, we issued $250 million 6 3/8% Senior Notes due 2011. The net proceeds, together with borrowings under our revolving credit facility, were used to permanently repay in full our $250 million term loan facility. As previously discussed, we hedged these notes by entering into swap agreements pursuant to which we pay a composite floating rate of LIBOR plus 1.73%, slightly below the LIBOR plus 1.75% rate we were paying on the term loan facility. Thus, by issuing these notes we effectively extended the original July 2006 maturity date for this indebtedness to November 2011.

Dividends

        On June 12, 2003, Mandalay's board of directors' instituted a policy of quarterly cash dividends. The following table sets forth the cash dividends declared:

Payment Date	Record Date	Dividend per share
August 1, 2003	June 26, 2003	$.23
November 1, 2003	October 15, 2003	$.25
February 2, 2004	January 15, 2004	$.27
May 3, 2004	April 16, 2004	$.27

New Projects

THEhotel

        THEhotel, the new 1,117-all-suites tower at Mandalay Bay, opened in December 2003. The new suites average 750 square feet, among the largest room product in the Las Vegas market. The 43-story tower also includes meeting suites, a spa and fitness center, a lounge and two restaurants, including a rooftop venue "Mix-Las Vegas" created by famed chef Alain Ducasse that will open later this summer. The total cost of the new tower is estimated to be $260 million, excluding land, capitalized interest and preopening expenses. As of January 31, 2004, we had incurred costs of $244.1 million related to this project.

Mandalay Place

        In October 2003, we opened Mandalay Place, a retail center located between Mandalay Bay and Luxor. The center will eventually include approximately 90,000 square feet of retail space and approximately 40 stores and restaurants, including internationally branded retailers like Oilily, GF Ferre, Nike Golf and Urban Outfitters, along with restaurants by celebrity chefs Pierro Selvaggio, Hubert Keller and Rick Moonen. The cost is estimated to be approximately $60 million, excluding land, capitalized interest and preopening expenses. As of January 31, 2004, we had incurred costs of $47.9 million related to this project.

Detroit

        We participate with the Detroit-based Atwater Casino Group in a joint venture that owns and operates a casino in Detroit, Michigan. This joint venture is one of three groups which negotiated casino development agreements with the City of Detroit. We have a 53.5% ownership interest in the joint venture.

        On August 2, 2002, the Detroit City Council approved a revised development agreement between the joint venture and the City of Detroit (the "Revised Development Agreement"). Under the Revised Development Agreement, MotorCity Casino is to be expanded into a permanent facility at its current location by December 31, 2005. The permanent facility is currently expected to include 100,000 square feet of casino space, a 400-room hotel, a 1,200-seat theater, convention space, and additional restaurants, retail space and parking. Depending upon market conditions, the availability of additional land and the joint venture's ability to obtain reasonable financing, the joint venture could be required to construct an additional 400 rooms. Under the terms of this agreement, the joint venture had paid the City a total of $39.8 million as of January 31, 2004 and is obligated to pay an additional $4.2 million by May 2004. Also, beginning January 1, 2006, the joint venture is to pay the City 1% of its adjusted casino revenues. If its casino revenues top $400 million in any given calendar year, the payment will be increased to 2% for that calendar year.

        Originally, the joint venture's permanent facility was to have been located on land along the Detroit River. The City's Economic Development Corporation issued bonds to finance the City's acquisition of that land, and Bank of America issued letters of credit totaling $49.4 million to secure (and ultimately make) the payments of principal and interest on those bonds. We then issued letters of credit totaling $49.4 million to back Bank of America's letters of credit. We will continue to provide such letters of credit. As part of the Revised Development Agreement, the joint venture will forego the right to receive any of the riverfront land acquired by the City, and will transfer to the City its interest in certain real property previously purchased by the joint venture and the other casino developers. Both the joint venture and Mandalay are subject to a radius restriction prohibiting them from operating additional casinos within approximately 150 miles of Detroit, so long as the laws of the state are not amended to permit more than three casinos within the radius. Additionally, the joint venture is required to indemnify the City for up to $20 million in claims against the City in connection with the acquisition of the riverfront land and in connection with the Lac Vieux litigation described below.

        We have committed to contribute 20% of the costs of the permanent facility in the form of an investment in the joint venture. The joint venture will seek to borrow any additional funds (above Mandalay's equity contribution) which may be necessary to complete the expanded permanent facility. Under our operating agreement, the project costs are to be reviewed every six months. As of January 31, 2004, we had contributed 20% of the project costs as most recently determined. The cost of the additional facilities (excluding land, capitalized interest and preopening expenses) is currently estimated to be $275 million. Under the Revised Development Agreement, we have guaranteed completion of the expanded facility and have entered into a keep-well agreement with the City that could require us to contribute additional funds to continue operation of the expanded facility until August 2, 2004. There is no contractual limitation on the amount that we may be required to contribute under our completion guarantee or to keep the project operating until August 2, 2004. However, based on the performance of the casino to date, we do not expect that these obligations will require the outlay of additional capital.

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

        Various lawsuits have been filed in the state and federal courts challenging the constitutionality of the Casino Development Competitive Selection Process Ordinance and the Michigan Gaming Control and Revenue Act, and seeking to appeal the issuance of a certificate of suitability and casino license to MotorCity Casino. A decision by the Sixth Circuit Court of Appeals in Lac Vieux Desert Band of Lake Superior Chippewa Indians v. The Michigan Gaming Control Board et al. held that the ordinance in its current form was unconstitutional and remanded the case to the District Court. The Michigan Gaming Control Board ("MGCB") took the ruling of the Sixth Circuit Court of Appeals under advisement without comment. The District Court declared that the ordinance in its current form is unconstitutional and awarded the Lac Vieux Band attorneys fees and costs totaling $545,094, but rejected the Lac Vieux Band's request to require a rebidding of the three casino licenses, and in addition, rejected the Lac Vieux Band's request to enjoin the City of Detroit from entering into revised development agreements with the three casino developers, including MotorCity Casino. The Lac Vieux Band has appealed the District Court's decision to the Sixth Circuit Court of Appeals. The Sixth Circuit Court of Appeals issued an opinion granting the Lac Vieux Band's motion for an injunction pending appeal, that temporarily enjoins the City of Detroit from issuing building permits for the permanent casino facilities and temporarily enjoins the casino developers from commencing construction of the permanent casino facilities.

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

        On November 26, 2003, we announced that MotorCity Casino had signed a settlement agreement with the Lac Vieux Desert Band of Lake Superior Chippewa Indians. On April 9, 2004, the District Court approved the settlement. The appeal period has not yet expired and the injunction remains in place. Upon entry of a final order in that case and in the related litigation, MotorCity will pay to the Lac Vieux Tribe $1.5 million, plus attorney's fees. MotorCity will pay an additional $1.5 million approximately 30 days after the first payment. Under the terms of the settlement agreement, MotorCity will pay an additional $5.75 million on the first and second anniversaries of the first payment and $1 million annually for 25 years, beginning on the third anniversary. The occurrence of certain events would suspend, lower and/or terminate the payments. There can be no assurance as to when final resolution will occur with respect to this matter, or what action the courts might take. These payments would satisfy the joint venture's obligations under the indemnity agreement described above with respect to Lac Vieux litigation claims. However, the joint venture would still be liable for claims related to the acquisition of the riverfront land, which potentially are capped at $4 million.

        In a separate action, on February 13, 2002, John Ren filed suit in the Circuit Court of Wayne County, Michigan, against the Detroit joint venture and the other two casino operators in Detroit. The plaintiff purports to represent himself and a class consisting of all persons who lost money and/or incurred debts that remain unpaid at any of the three Detroit casinos. Relying on the Sixth Circuit Court of Appeals' Lac Vieux decision, the plaintiff alleges that the three casinos have been operating illegally and continue to do so. The relief sought by the plaintiff includes an injunction to restrain the three casinos from remaining open until properly licensed; compensatory damages; and disgorgement of all profits "unjustly obtained." The court dismissed this action on the basis that the plaintiff should first seek relief from the MGCB. The plaintiff filed a claim with the MGCB, but has not pursued the claim. The joint venture continues to operate MotorCity Casino.

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

Share Purchases

        On March 31, 2003, we purchased 3.3 million shares under our equity forward agreements for $100 million (discussed more fully under "Off Balance Sheet Arrangements"). In March 2003, the Board of Directors authorized the purchase of up to 10 million shares of our common stock that remain outstanding after we fully utilized our prior share purchase authorizations. We made no additional share purchases during fiscal 2004, and as of January 31, 2004, the number of shares we were authorized to purchase was approximately 10.3 million. Any share purchases we may make in the future will be dependent upon cash flow, borrowing capacity and market conditions, and are expected to be made in accordance with the volume and other limitations of Rule 10b-18 under the Securities Exchanges Act of 1934.

Liquidity

        We have various obligations including the following: (i) existing cash obligations; (ii) capital commitments on projects under way as well as capital commitments and other obligations relating to the proposed expansion of our Detroit joint venture property (see "New Projects"); and (iii) payment of dividends to the holders of our common stock. We believe we have sufficient capital resources to meet all of the above obligations, as well as provide for additional strategic purchases of our common stock or investments in new projects. This belief is based upon (i) our historically strong and dependable operating cash flows; (ii) the availability of borrowings under our revolving credit facility; and (iii) the ability to raise funds in the debt and equity markets. Under our revolving bank facility, which expires August 2006, we had $400 million of borrowing capacity available as of January 31, 2004, of which we could then utilize approximately $212 million under the most restrictive of our loan covenants. Our borrowing capacity under these covenants can fluctuate substantially from quarter to quarter depending upon our operating cash flow.

Off Balance Sheet Arrangements

Commitments Related to Our Detroit Joint Venture

        We are committed to contribute 20% of the cost of the permanent facility in the form of an investment in the Detroit joint venture. The cost of the permanent facility is to be evaluated each January 31 and July 31. The timing and the amount of the required equity contribution cannot be determined at this time.

        We have guaranteed completion of our joint venture's expanded permanent facility. If we contribute additional amounts pursuant to this guarantee, there will be no proportionate increase in our ownership of the Detroit joint venture. The amount we may be required to contribute under this guarantee has no contractual limit and cannot be determined at this time.

        We have entered into a keep-well agreement with the City of Detroit that could require us to contribute additional funds, to the extent needed, to continue operation of the permanent facility through August 2, 2004. If we contribute additional amounts pursuant to this guarantee, there will be no proportionate increase in our ownership of the Detroit joint venture. The amount we may be required to contribute under this agreement has no contractual limit and cannot be determined at this time.

        Under the Revised Development Agreement dated August 2, 2002, the joint venture is required to indemnify the City of Detroit for up to $20 million in claims against the City in connection with the acquisition of riverfront land and in connection with the Lac Vieux litigation. See the preceding discussion under "Detroit" for additional details.

        We entered into the above arrangements as part of our negotiations with the City of Detroit related to the operation of our Detroit joint venture.

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

        We entered into the above operating leases solely to provide greater financial flexibility under the covenants in our bank credit facilities. The rent expense related to these operating leases was reported separately in the consolidated statements of income as operating lease rent. The operating lease agreements contained financial covenants regarding total debt and interest coverage that were similar to those under our credit facilities. The agreements also contained covenants regarding maintenance of the equipment, insurance requirements and prohibitions on liens.

        On June 30, 2003, we exercised our purchase options under these operating leases and purchased the equipment for a total purchase price of $198.3 million, representing the equipment's fair market value based upon independent appraisals. The purchase was financed through a combination of borrowings under our new lease agreement and borrowings under our revolving credit facility.

Equity Forward Agreements

        To facilitate our purchase of shares, we entered into equity forward agreements with Bank of America ("B of A" or "the Bank") providing for the Bank's purchase of up to an agreed amount of our outstanding common stock. Bank of America acquired a total of 6.9 million shares at a total cost (notional amount) of $138.7 million under these agreements. Pursuant to the interim settlement provisions and an amendment to the agreements, we had received a net of 3.6 million shares and reduced the notional amount of the agreements by $38.7 million as of January 31, 2003. On March 31, 2003, we purchased the remaining 3.3 million shares from B of A for the notional amount of $100 million. The settlement of the contract was funded under our revolving credit facility.

        We incurred quarterly interest charges on the notional amount at a rate equal to LIBOR plus 1.95%. Total interest charges incurred from inception through March 31, 2003, amounted to $12.3 million, of which $0.7 million was incurred during fiscal 2004. We also incurred structuring fees and commission charges totaling $3.7 million, none of which were incurred during fiscal 2004. These interest charges and other fees are included in the cost of treasury stock, net of the related tax benefit.

Contractual Obligations and Commitments

        The following table summarizes our contractual obligations and commitments as of January 31, 2004:

	Year Ending January 31,
Description
	2005	2006	2007	2008	2009	Thereafter	Total
	(in thousands)
Long-term debt	$294	$294	$650,206	$500,294	$200,295	$1,503,248	$2,854,631
Capital Leases	16,387	16,387	16,387	9,958	85,881	—	145,000
Operating Leases	1,203	1,100	918	666	351	5,402	9,640
Purchase obligations	6,057	1,392	—	—	—	—	7,449
Detroit revised development agreement payments	4,250	—	—	—	—	—	4,250
Letters of credit supporting Detroit revenue bonds(1)	—	—	—	—	—	49,360	49,360
Total	$28,191	$19,173	$667,511	$510,918	$286,527	$1,558,010	$3,070,330

(1)
We have issued letters of credit totaling $49.4 million to secure payments of principal and interest on bonds issued by the Economic Development Corporation of the City of Detroit. The proceeds of the bonds were to be used to finance costs associated with acquiring land for the joint venture's permanent facility. However, under the Revised Development Agreement with the City of Detroit dated August 2, 2002, we are obligated to repay these bonds even though the joint venture's permanent casino is not being relocated.

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

        Reference is made to the discussion of the swap agreements we entered into during fiscal 2004 under "Financing Activities—Interest Rate Swaps" above, which is incorporated herein by this reference.

        The following table provides information as of January 31, 2004 about our financial instruments (debt obligations and interest rate swaps) that are sensitive to changes in interest rates. For debt obligations, the table presents principal payments and related weighted-average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted-average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted-average variable rates are based on implied forward rates in the yield curve. Implied forward rates should not be considered a predictor of actual future interest rates.

	Year Ending January 31,
	2005	2006	2007	2008	2009	Thereafter	Total
	(in millions)
Long-term debt (including current portion)
Fixed-rate	$.3	$.3	$200.2	$500.3	$200.3	$1,103.2	$2,004.6
Average interest rate	6.7%	6.7%	6.5%	10.2%	9.5%	7.5%	8.3%
Variable-rate	$16.4	$16.4	$466.4	$9.9	$85.9	$400.0	$995.0
Average interest rate	1.4%	2.7%	3.9%	4.7%	5.2%	5.6%	4.6%
Interest rate swaps
Pay floating	—	—	—	—	—	$500.0	$500.0
Average payable rate	—	—	—	—	—	8.5%	8.5%
Average receivable rate	—	—	—	—	—	6.4%	6.4%

Forward-Looking Statements

        Reference is made to the information appearing under "Factors that May Affect Our Future Results" in Item 1 of this report, which is incorporated herein by this reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Reference is made to the information in Item 7 of this report under "Financial Position and Capital Resources" appearing under the captions "Market Risk and Derivative Financial Instruments" and "Financing Activities—Interest Rate Swaps", which is incorporated herein by this reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MANDALAY RESORT GROUP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 31,
	2004	2003
	(in thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$153,490	$148,442
Accounts receivable, net of allowance	72,590	55,303
Income tax receivable	14,522	13,107
Inventories	35,166	30,625
Prepaid expenses	57,337	47,404
Deferred income tax	16,762	16,523

Total current assets	349,867	311,404

Property, equipment and leasehold interests, at cost, net	3,590,699	3,201,635

Other assets
Excess of purchase price over fair value of net assets acquired assets acquired	37,965	38,330
Investments in unconsolidated affiliates	573,306	573,345
Other investments	60,886	43,625
Intangible development costs	93,360	93,360
Deferred charges and other assets	76,413	92,965

Total other assets	841,930	841,625

Total assets	$4,782,496	$4,354,664

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$16,681	$20,284
Accounts and contracts payable
Trade	39,016	36,952
Construction	10,122	10,031
Accrued liabilities
Salaries, wages, vacations and bonuses	65,357	56,427
Progressive jackpots	12,977	13,267
Advance room deposits	21,674	14,384
Interest	62,556	67,731
Other	102,568	98,301

Total current liabilities	330,951	317,377

Long-term debt, net of current portion	3,001,975	2,763,593

Other liabilities
Deferred income tax	230,324	227,652
Accrued intangible development costs	49,360	55,027
Deferred gain	—	10,339
Other long-term liabilities	96,393	79,160

Total other liabilities	376,077	372,178

Total liabilities	3,709,003	3,453,148

Commitments and contingent liabilities
Minority interest	43,223	18,587

Stockholders' equity
Common stock $.01 2/3 par value
Authorized—450,000,000 shares
Issued—113,654,263 and 113,634,013 shares	1,894	1,894
Preferred stock $.01 par value
Authorized—75,000,000 shares	—	—
Additional paid-in capital	549,022	581,166
Retained earnings	1,592,199	1,489,979
Deferred compensation	(540)	—
Accumulated other comprehensive loss	(23,293)	(16,920)
Treasury stock (48,242,286 and 51,061,847 shares), at cost	(1,089,012)	(1,173,190)

Total stockholders' equity	1,030,270	882,929

Total liabilities and stockholders' equity	$4,782,496	$4,354,664

The accompanying notes are an integral part of these consolidated financial statements.

MANDALAY RESORT GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year ended January 31,
	2004	2003	2002
	(in thousands, except share data)
Revenues
Casino	$1,225,249	$1,205,163		$1,201,707
Hotel	652,287	570,236		581,551
Food and beverage	454,602	414,051		410,276
Other	334,645	333,979		332,253

	2,666,783	2,523,429		2,525,787
Less-complimentary allowances	(175,684)	(169,311)		(177,275)

	2,491,099	2,354,118		2,348,512

Costs and expenses
Casino	652,870	647,195		669,719
Hotel	231,093	201,630		197,300
Food and beverage	317,406	285,153		283,864
Other operating expenses	204,765	212,075		219,358
General and administrative	438,918	409,166		417,149
Corporate general and administrative	32,856	27,439		20,981
Depreciation and amortization	175,531	144,995		216,001
Operating lease rent	20,172	49,073		32,185
Preopening expenses	8,230	4,614		2,155
Impairment loss	—	5,422		52,027
Write-off of intangible asset	—	13,000		—

	2,081,841	1,999,762		2,110,739

Equity in earnings of unconsolidated affiliates	81,183	97,950		113,287

Income from operations	490,441	452,306		351,060

Other income (expense)
Interest, dividends and other income	6,882	(2,229)		(2,113)
Guarantee fees from unconsolidated affiliate	—	193		2,264
Interest expense	(193,236)	(207,114)		(221,352)
Loss on early extinguishment of debt, net of related gain on swap terminations	(6,327)	—		—
Net interest from unconsolidated affiliates	(8,089)	(7,172)		(7,501)

	(200,770)	(216,322)		(228,702)

Minority interest	(57,353)	(40,650)		(29,352)

Income before provision for income taxes	232,318	195,334		93,006
Provision for income taxes	(82,471)	(77,869)		(39,962)

Income before cumulative effect of a change in accounting principle	149,847	117,465		53,044
Cumulative effect of a change in accounting for goodwill	—	(1,862)		—

Net income	$149,847	$115,603		$53,044

Basic earnings per share:
Income before cumulative effect of a change in accounting principle	$2.40	$1.74		$.73
Cumulative effect of a change in accounting principle	—	(.03)		—

Net income	$2.40	$1.71		$.73

Diluted earnings per share:
Income before cumulative effect of a change in accounting principle	$2.31	$1.68		$.71
Cumulative effect of a change in accounting principle	—	(.03)		—

Net income	$2.31	$1.65	$	..71

Average shares outstanding (basic)	62,316,945	67,555,934		72,798,916

Average shares outstanding (diluted)	64,881,844	70,158,204		74,459,831

The accompanying notes are an integral part of these consolidated financial statements.

MANDALAY RESORT GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended January 31,
	2004	2003	2002
	(in thousands)
Cash flows from operating activities
Net income	$149,847	$115,603	$53,044

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	175,531	144,995	216,001
Provision for bad debts	2,105	7,165	20,381
Increase (decrease) in deferred income tax	6,185	26,744	(16,420)
Tax benefit from stock option exercises	44,937	14,983	1,271
(Decrease) increase in interest payable	(5,175)	9,139	5,470
Increase in accrued pension cost	11,088	8,420	7,536
Loss on disposition of fixed assets	1,621	1,747	1,973
Impairment loss	—	5,422	52,027
Write-off of intangible asset	—	13,000	—
Cumulative effect of accounting change	—	1,862	—
Unconsolidated affiliates' (earnings in excess of distributions) distributions in excess of earnings	(376)	23,827	(2,783)
Minority interest in earnings, net of distributions	24,636	22,226	15,036
Changes in assets and liabilities:
Other current assets	(35,281)	(10,298)	(13,164)
Other current liabilities	36,845	(2,616)	5,743
Other noncurrent assets	14,201	(20,294)	13,404
Other	(7,664)	2,981	—

Total adjustments	268,653	249,303	306,475

Net cash provided by operating activities	418,500	364,906	359,519

Cash flows from investing activities
Capital expenditures	(545,130)	(300,532)	(156,742)
Increase in construction payable	91	1,747	4,364
Increase in other investments	(9,597)	(10,793)	(10,802)
Increase in investments in unconsolidated affiliates	—	(43,500)	—
Development agreement costs	(20,250)	(19,500)	—
Other	1,038	2,295	3,275

Net cash used in investing activities	(573,848)	(370,283)	(159,905)

Cash flows from financing activities
Proceeds from issuance of senior notes and convertible senior debentures	898,053	—	297,836
Proceeds from sale-leaseback transactions	—	—	130,500
Proceeds from equipment financing	145,000	—	—
Net effect on cash of issuances and payments of debt with initial maturities of three months or less	(210,000)	280,000	(380,000)
Principal payments of debt with initial maturities in excess of three months	(591,077)	(44,478)	(62,498)
Debt premium on reverse interest swap termination	—	28,892	—
Debt issuance costs	(20,000)	(1,574)	(16,233)
Exercise of stock options	99,755	29,303	3,783
Purchases of treasury stock	—	(220,866)	(125,910)
Settlements and interest under equity forward agreements, net of tax benefit	(93,354)	(1,656)	(45,517)
Reversal of deferred gain	(10,339)	(16,414)	—
Payment of cash dividend	(47,627)	—	—
Other	(10,015)	(5,293)	(1,611)

Net cash provided by (used in) financing activities	160,396	47,914	(199,650)

Net increase (decrease) in cash and cash equivalents	5,048	42,537	(36)
Cash and cash equivalents at beginning of year	148,442	105,905	105,941

Cash and cash equivalents at end of year	$153,490	$148,442	$105,905

Supplemental cash flow disclosures
Cash paid for interest (net of amounts capitalized of $7,624, $13,203 and $1,039)	$192,494	$190,395	$209,418
Cash paid for income taxes	$22,461	$33,265	$58,132
Noncash items
(Increase) decrease in market value of investment in insurance contracts	$(7,664)	$2,919	$2,073
(Increase) decrease in market value of interest rate swaps	$(8,939)	$(16,494)	$24,119
Minimum pension liability adjustment	$16,927	$7,412	$8,735
Accrual of development agreement costs	$—	$73,860	$—
Application of deposit for purchase of equipment	$22,500	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

MANDALAY RESORT GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock Issued
						Accumulated Other Comp- rehensive Loss		Total Stock- holders' Equity
			Additional Paid-in Capital	Retained Earnings	Deferred Compensation		Treasury Stock
	Shares	Amount
	(in thousands)
Balance, January 31, 2001	113,634	$1,894	$572,207	$1,321,332	$—	$(6,804)	$(819,689)	$1,068,940
Net income	—	—	—	53,044	—	—	—	53,044
Minimum pension liability adjustment	—	—	—	—	—	1,005	—	1,005
Interest rate swap market adjustment	—	—	—	—	—	(16,103)	—	(16,103)

Total comprehensive income								37,946
Exercise of stock options, net of tax benefit	—	—	689	—	—	—	4,365	5,054
Treasury stock acquired (5,186 shares), at cost	—	—	—	—	—	—	(125,910)	(125,910)
Interim settlements and interest under equity forward agreements, net of tax benefit	—	—	—	—	—	—	(45,517)	(45,517)
Other	—	—	96	—	—	—	—	96

Balance, January 31, 2002	113,634	1,894	572,992	1,374,376	—	(21,902)	(986,751)	940,609
Net income	—	—	—	115,603	—	—	—	115,603
Minimum pension liability adjustment	—	—	—	—	—	(5,571)	—	(5,571)
Interest rate swap market adjustment	—	—	—	—	—	10,553	—	10,553

Total comprehensive income								120,585
Exercise of stock options, net of tax benefit	—	—	8,203	—	—	—	36,083	44,286
Treasury stock acquired (7,470 shares), at cost	—	—	—	—	—	—	(220,866)	(220,866)
Interim settlements and interest under equity forward agreements, net of tax benefit	—	—	—	—	—	—	(1,656)	(1,656)
Other	—	—	(29)	—	—	—	—	(29)

Balance, January 31, 2003	113,634	1,894	581,166	1,489,979	—	(16,920)	(1,173,190)	882,929
Net income	—	—	—	149,847	—	—	—	149,847
Minimum pension liability adjustment	—	—	—	—	—	(11,923)	—	(11,923)
Interest rate swap market adjustment	—	—	—	—	—	5,550	—	5,550

Total comprehensive income								143,474
Exercise of stock options, net of tax benefit	—	—	(32,840)	—	—	—	177,532	144,692
Final settlement and interest under equity forward agreements, net of tax benefit	—	—	—	—	—	—	(93,354)	(93,354)
Restricted stock	20	—	696	—	(540)	—	—	156
Dividend	—	—	—	(47,627)	—	—	—	(47,627)

Balance, January 31, 2004	113,654	$1,894	$549,022	$1,592,199	$(540)	$(23,293)	$(1,089,012)	$1,030,270

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

        The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and the Detroit joint venture (53.5% owned), which is required to be consolidated. Material intercompany accounts and transactions have been eliminated. Investments in 50% or less owned affiliated companies are accounted for under the equity method. The Company views each casino property as an operating segment and all such operating segments have been aggregated into one reporting segment.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. These entities are commonly referred to as "special-purpose entities." The provisions of FIN 46 were required to be applied prospectively for all variable-interest entities created after January 31, 2003. In December 2003, the FASB issued a revision to FIN 46 to clarify some of the provisions of the original interpretation and to exempt certain entities from its requirements. The additional guidance explains how to identify variable-interest entities and how an enterprise should assess its interest in an entity to decide whether to consolidate that entity. Application of revised FIN 46 is required for public companies with interests in "special-purpose entities" for periods ending after December 15, 2003. Application for all other types of variable-interest entities is required in financial statement periods ending after March 15, 2004. The Company does not expect FIN 46 to have a significant impact on its results of operations or financial position.

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

CASH EQUIVALENTS

        At January 31, 2004 and 2003, cash equivalents (consisting principally of money market funds and instruments with maturities at date of purchase of three months or less) had a cost approximately equal to market value.

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

CAPITALIZED INTEREST

        The Company capitalizes interest costs associated with debt incurred in connection with major construction projects. When debt is not specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company's average cost of borrowed money. Capitalization of interest ceases when a project is substantially complete or construction activities are no longer underway. The amounts capitalized during the years ended January 31, 2004, 2003 and 2002, were $7.6 million, $13.2 million and $1.0 million, respectively.

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

SELF-INSURANCE

        The Company is self-insured up to certain limits for workers' compensation and employee medical claims. Self-insurance reserves are estimated based on the Company's claims experience and are included in accrued liabilities on the consolidated balance sheets. The self-insurance reserves at January 31, 2004 and 2003 were $10.5 million and $8.0 million, respectively.

TREASURY STOCK

        Shares purchased and placed in treasury are valued at cost. Shares are removed from treasury using the first-in, first-out method. Interest charges and other fees related to the Company's equity forward agreements are included in treasury stock, net of the related tax benefit. (See Note 17—Equity Forward Agreements.)

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

        The estimated cost of providing such complimentary allowances, as they relate to the casino department, was included in casino expenses as follows:

	Year ended January 31,
	2004	2003	2002
	(in thousands)
Rooms	$18,847	$17,368	$19,341
Food and beverage	90,107	89,218	93,405
Other	11,890	10,972	13,405

	$120,844	$117,558	$126,151

PLAYERS' CLUB POINTS

        The Company's players' club allows customers to earn "points" based on the volume of their gaming activity. These points are redeemable for cash rebates and/or certain complimentary services. Expense is accrued (reflected as a reduction of casino revenues) as the points are earned based upon their historical redemption rate multiplied by the cash value or the cost of providing the applicable complimentary services. The amount by which casino revenues were reduced was $29.7 million, $30.0 million and $28.3 million in the years ended January 31, 2004, 2003 and 2002, respectively.

PREOPENING EXPENSES

        Preopening expenses consist principally of direct incremental personnel costs and advertising and marketing expenses. In accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5, preopening expenses are expensed as incurred.

        For the year ended January 31, 2004, preopening expenses of $8.2 related primarily to our new all-suites tower, THEhotel at Mandalay Bay that opened in December 2003, and Mandalay Place, the new retail center connecting Mandalay Bay and Luxor that opened in October 2003. For the year ended January 31, 2003, preopening expenses of $4.6 million related primarily to the new convention center at Mandalay Bay that opened in January 2003. For the year ended January 31, 2002, preopening expenses of $2.2 million also related primarily to the new convention center.

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

EARNINGS PER SHARE

        Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period, while diluted earnings per share reflects the impact of additional dilution for all potentially dilutive securities, such as stock options. Anti-dilutive securities are not included in the computation of earnings per share. The total of all such anti-dilutive securities was immaterial for all periods presented.

        The table below reconciles weighted-average shares outstanding used to calculate basic earnings per share with the weighted-average shares outstanding used to calculate diluted earnings per share. There were no reconciling items for net income.

	Year ended January 31,
	2004	2003	2002
	(in thousands, except per share data)
Net income	$149,847	$115,603	$53,044

Weighted-average shares outstanding (basic)	62,317	67,556	72,799
Dilutive effect of stock options	2,565	2,524	1,661
Equity forward contract	—	78	—

Weighted-average shares outstanding (diluted)	64,882	70,158	74,460

Basic earnings per share	$2.40	$1.71	$.73

Diluted earnings per share	$2.31	$1.65	$.71

STOCK-BASED COMPENSATION

        The Company has various employee stock option plans as more fully described in Note 15—Stock Options and Restricted Stock. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") provides that companies may elect to account for employee stock options using a fair value method or continue to apply the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has elected to continue to apply APB 25 and related interpretations in accounting for its stock option plans using the intrinsic value method. Intrinsic value represents the excess, if any, of the market price of the underlying common stock at the grant date over the exercise price of the stock option. Since all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant, no compensation expense related to stock options was reflected in net income. Had compensation expense related to stock options been determined in accordance with the fair value recognition provisions of SFAS 123, the effect on the Company's net income and basic and diluted earnings per share would have been as follows:

	Year ended January 31,
	2004	2003	2002
	(in thousands, except share data)
Net income as reported	$149,847	$115,603	$53,044
Less total stock-based employee compensation expense determined under the fair value method, net of tax	(2,834)	(8,224)	(10,415)

Pro forma net income	$147,013	$107,379	$42,629

Net income per share (basic)
As reported	$2.40	$1.71	$.73
Pro forma	2.36	1.59	.59
Net income per share (diluted)
As reported	$2.31	$1.65	$.71
Pro forma	2.27	1.53	.57

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Year ended January 31,
	2004	2003	2002
Expected stock price volatility	36.0%	40.7%	41.9%
Risk-free interest rate	2.0%	2.3%	4.2%
Expected option lives (years)	4.4	4.1	2.9
Dividend yield	2.5%	0.0%	0.0%
Estimated fair value of options granted (per share)	$7.40	$9.58	$6.10

        The Company has also issued restricted stock pursuant to one of its stock incentive plans. The total value of each restricted stock grant, based upon the fair market value of the stock on the date of grant, is initially reported as deferred compensation under stockholders' equity. This deferred compensation is then amortized to compensation expense over the related vesting period. The following table shows the amount of compensation expense reflected in the income statements related to grants of restricted stock (in thousands):

	Year ended January 31,
	2004	2003	2002
Compensation expense	$156	$—	$—

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

        The accumulated other comprehensive loss reflected on the balance sheet consisted of the following:

	January 31,
	2004	2003
	(in thousands)
Minimum pension liability adjustment	$23,293	$11,370
Adjustment to interest rate swaps	—	5,550

Accumulated other comprehensive loss	$23,293	$16,920

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

RECENTLY ISSUED ACCOUNTING STANDARDS

        During the period covered by these financial statements, the FASB has issued certain pronouncements on accounting policies that the Company has adopted as prescribed. The adoption of these accounting policies did not have a material impact on the Company's financial position or results of operations.

Note 2. Accounts Receivable

        The Company extends credit to approved casino customers. These receivables are the principal financial instruments that potentially subject the Company to concentration of credit risk. The Company maintains an allowance for doubtful accounts to reduce the receivables to their estimated collectible amount, which approximates fair value. As of January 31, 2004, management believes that there are no concentrations of credit risk for which an allowance has not been established and recorded. The collectibility of foreign and domestic receivables could be affected by future business or economic conditions or other significant events in the United States or in the countries in which foreign customers reside. Bad debt expense was $2.1 million, $7.2 million and $20.4 million for the years ended January 31, 2004, 2003 and 2002, respectively.

        Accounts receivable consisted of the following:

	January 31,
	2004	2003
	(in thousands)
Casino	$44,139	$47,307
Hotel	31,724	28,129
Other	10,726	7,137

	86,589	82,573
Less—allowance for doubtful accounts	(13,999)	(27,270)

	$72,590	$55,303

        The above allowance for doubtful accounts includes $12.3 million and $25.7 million related to casino receivables at January 31, 2004 and 2003, respectively.

Note 3. Property, Equipment and Leasehold Interests

        Property, equipment and leasehold interests consisted of the following:

	January 31,
	2004	2003
	(in thousands)
Land and land leases	$401,171	$396,794
Buildings and improvements	3,610,601	3,263,074
Equipment, furniture and fixtures	1,128,406	737,566
Leasehold interests and improvements	3,525	8,646

	5,143,703	4,406,080
Less—accumulated depreciation and amortization	(1,596,022)	(1,266,465)

	3,547,681	3,139,615
Construction in progress	43,018	62,020

	$3,590,699	$3,201,635

Note 4. Goodwill

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

        The Company completed its implementation analysis of the goodwill arising from its prior acquisitions. For purposes of this analysis, the fair value of the operating entities was determined using a combination of a discounted cash flow model and a valuation multiple or, in certain instances, an independent appraisal. Based upon this analysis, the Company recorded an impairment charge of $1.9 million, representing the unamortized goodwill associated with the June 1, 1995 acquisition of the Railroad Pass Hotel and Casino. This charge was reflected as a cumulative effect of a change in accounting principle in fiscal 2003.

        The Company completed its annual review of impairment for fiscal 2003, pursuant to which it recorded an impairment loss of $5.4 million, representing the unamortized goodwill associated with the February 1, 1983 acquisition of the Edgewater Hotel and Casino in Laughlin, Nevada. A decline in income from operations at that property, along with lowered expectations for the Laughlin market, indicated impairment.

        The Company has also completed its annual review of impairment for fiscal 2004 and no additional impairments were noted.

        The Company recorded goodwill amortization of $11.8 million in the year ended January 31, 2002. Had SFAS 142 been in effect for this prior period, the Company would have reported the following:

	Year ended January 31, 2002
	(in thousands)
Net income as reported		$53,044
Goodwill amortization		11,801

Adjusted net income		$64,845

Adjusted net income per share—basic	$	..89

Adjusted net income per share—diluted	$	..87

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

	January 31,
	2004	2003
	(in thousands)
Circus and Eldorado Joint Venture (50%)
(Silver Legacy, Reno, Nevada)	$60,032	$57,615
Elgin Riverboat Resort (50%)
(Grand Victoria, Elgin, Illinois)	246,637	249,040
Victoria Partners (50%)
(Monte Carlo, Las Vegas, Nevada)	266,637	266,690

	$573,306	$573,345

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

        The Company's unconsolidated affiliates operate with fiscal years ending on December 31. Combined summarized balance sheet information of the unconsolidated affiliates as of December 31, 2003 and 2002 is as follows:

	2003	2002
	(in thousands)
Current assets	$103,968	$118,791
Property and other assets, net	632,876	643,854
Current liabilities	78,875	86,876
Long-term debt and other liabilities	162,046	170,285
Equity	495,923	505,484

        Selected results of operations for each of the unconsolidated affiliates for the years ended December 31, 2003, 2002 and 2001 are as follows:

December 31, 2003	Silver Legacy	Grand Victoria	Monte Carlo	Total
	(in thousands)
Revenues	$151,955	$379,157	$260,255	$791,367
Expenses	126,451	312,854	186,413	625,718
Operating income	25,504	66,303	73,842	165,649
Net income	9,496	66,544	73,948	149,988
December 31, 2002	Silver Legacy	Grand Victoria	Monte Carlo	Total
	(in thousands)
Revenues	$159,432	$402,869	$250,317	$812,618
Expenses	129,124	300,803	184,268	614,195
Operating income	30,308	102,066	66,049	198,423
Net income	16,766	102,683	64,979	184,428
December 31, 2001	Silver Legacy	Grand Victoria	Monte Carlo	Total
	(in thousands)
Revenues	$164,677	$410,248	$256,586	$831,511
Expenses	130,595	284,101	189,737	604,433
Operating income	34,082	126,147	66,849	227,078
Net income	21,120	127,594	62,575	211,289

Note 6. Other Investments

        The Company has adopted a Supplemental Executive Retirement Plan ("SERP"), a defined benefit plan pursuant to which the Company pays supplemental pension benefits to certain key employees upon retirement. The SERP is an unfunded plan. However, the Company is informally funding the plan through life insurance contracts on the participants. These life insurance contracts had cash surrender values of $53.7 million and $35.2 million at January 31, 2004 and 2003, respectively. (See Note 14—Employee Retirement Plans for additional information regarding the SERP.)

Note 7. Intangible Development Costs

        On August 2, 2002, the Detroit City Council approved a revised development agreement pursuant to which MotorCity Casino will expand its current facility by December 31, 2005. Under the revised development agreement, MotorCity Casino had paid the City of Detroit $39.8 million as of January 31, 2004, and is obligated to pay an additional $4.2 million by May 2004. MotorCity is further obligated, through letters of credit issued by the Company, to fund approximately $49.4 million to repay bonds issued by the Economic Development Corporation of the City of Detroit. The Company recorded an intangible asset of $93.4 million, representing the total of the above obligations. As of January 31, 2004, the remaining unpaid obligation is $53.6 million ($4.2 million current portion). These intangible development costs have an indefinite life. Based on the Company's annual assessment of intangible development costs for fiscal 2004, the Company does not believe that an impairment has occurred or is likely to occur in the near term. (See Note 18—Commitments and Contingent Liabilities for additional details regarding the Company's Detroit joint venture.)

Note 8. Deferred Charges and Other Assets

        Deferred charges and other assets consisted of the following:

	January 31,
	2004	2003
	(in thousands)
Debt issuance costs, net	$39,673	$31,877
Intangible asset related to SERP	20,417	21,833
Other	16,323	39,255

	$76,413	$92,965

        The Company incurs discounts, structuring fees and other costs in connection with its issuance of debt and in connection with its credit facilities. Debt issuance costs are capitalized when incurred and amortized to interest expense based on the anticipated debt maturities using the straight-line method, which approximates the effective interest method. The amortization of debt issuance costs included in interest expense was $9.6 million, $7.6 million and $6.5 million for the years ended January 31, 2004, 2003 and 2002, respectively.

        The Company accounts for its SERP according to Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" ("SFAS 87"). SFAS 87 requires the recognition of an intangible asset in an amount equal to the additional minimum liability, provided that such intangible asset may not exceed the amount of unrecognized prior service cost and unrecognized net obligation. The amount by which the additional minimum liability exceeds unrecognized prior service cost and unrecognized net obligation is recorded as a negative component of stockholders' equity through comprehensive income (net of related tax benefits). In fiscal 2004, the Company adopted SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," which, as revised, requires additional disclosures about assets, obligations, cash flows, estimated future benefit payments and net periodic pension cost of defined benefit pension plans and other postretirement benefit plans. (See Note 14—Employee Retirement Plans for additional information regarding the SERP.)

Note 9. Long-term Debt

        Long-term debt consisted of the following:

	January 31,
	2004	2003
	(in thousands)
Amounts due under bank credit agreements at floating interest rates, weighted average of 2.9% and 3.2%	$450,000	$660,000
Amounts due under majority-owned joint venture revolving credit facility at floating interest rates, weighted average of 2.8%	—	20,000
6 3/4% Senior Subordinated Notes due 2003 (net of unamortized discount of $7)	—	149,993
9 1/4% Senior Subordinated Notes due 2005	—	275,000
6.45% Senior Notes due 2006 (net of unamortized discount of $88 and $132)	199,912	199,868
10 1/4% Senior Subordinated Notes due 2007	500,000	500,000
9 1/2% Senior Notes due 2008	200,000	200,000
6 1/2% Senior Notes due 2009	250,000	—
9 3/8% Senior Subordinated Notes due 2010 (net of unamortized discount of $1,612 and $1,877)	298,388	298,123
6 3/8% Senior Notes due 2011 (net of unamortized discount of $1,907)	248,093	—
7 5/8% Senior Subordinated Debentures due 2013	150,000	150,000
Amounts due under Convertible Senior Debentures due 2033 at floating interest rates, weighted average of 1.9%	400,000	—
7.0% Debentures due 2036 (net of unamortized discount of $65 and $79)	149,935	149,921
6.70% Debentures due 2096 (net of unamortized discount of $0 and $40)	4,415	149,960
Obligation under capital lease	145,000	—
Other notes	3,888	4,381

	2,999,631	2,757,246
Current portion of long-term debt	(16,681)	(20,284)
Debt premium from termination of reverse interest rate swaps (see Note 10)	17,711	26,631
Market value of reverse interest rate swaps	1,314	—

	$3,001,975	$2,763,593

        In August 2001, the Company replaced its $1.8 billion unsecured credit facility, dated May 23, 1997, with three separate facilities that totaled $1.25 billion. These credit facilities included a $150 million capital markets term loan facility which was paid in full using a portion of the net proceeds received from the issuance of $300 million of Senior Subordinated Notes in December 2001 (discussed more fully below) and a $250 million term loan facility which was paid in full using the net proceeds from the issuance of $250 million of Senior Notes in November 2003 (discussed more fully below) together with borrowings under the Company's revolving credit facility, thus reducing the borrowing capacity to $850 million under the remaining facility. The remaining credit facility, which is for general corporate purposes, is an $850 million revolving facility, $450 million of which was outstanding at January 31, 2004. The credit facility is unsecured and provides for the payment of interest, at the Company's option, either at a rate equal to or an increment above the higher of the Bank of America, N.A. "prime rate" and the Federal Reserve Board "Federal Funds Rate" plus 50 basis points or, alternatively, at a Eurodollar-based rate. The entire principal amount outstanding under the credit facility becomes due and payable on August 21, 2006, unless the maturity date is extended with the consent of the lenders. While the debt instrument issued under the above credit facility is short term in tenor, it is classified as long-term debt because it is management's intention to continue to replace such borrowings on a rolling basis as various instruments come due and to have such borrowings outstanding for longer than one year. The fair value of the debt issued under the credit facility approximates the carrying value of the debt.

        The credit facility includes financial covenants regarding total debt and interest coverage and contains covenants that limit the Company's ability, among other things, to dispose of assets, make distributions on its capital stock, engage in a merger, incur liens and engage in transactions with its affiliates. In December 2001, the Company amended the covenants under each of its credit facilities to provide for more liberal tests for total debt and interest coverage. These amendments were obtained to address the impact of the terrorist attacks that occurred on September 11, 2001. In February 2003, the Company again amended the covenants under each of its credit facilities. These amendments modify the definition of "Adjusted EBITDA" with respect to the Company's 53.5% ownership in MotorCity Casino in Detroit, Michigan. As previously defined in the credit facilities, Adjusted EBITDA included only the cash distributions the Company actually received from MotorCity Casino. Under the amended definition, Adjusted EBITDA includes the Company's 53.5% share of the Adjusted EBITDA of MotorCity Casino, whether or not distributed. These amendments also provided for a more liberal test for total debt coverage during the fiscal year ending January 31, 2004. At January 31, 2004, the Company was in compliance with all of the covenants in its credit facility and, under the most restrictive loan covenant, was restricted from issuing additional debt in excess of approximately $212 million.

        On November 25, 2003, the Company issued $250 million principal amount of 6 3/8% Senior Notes due December 2011 (the "6 3/8% Notes"), with interest payable each June and December. The 6 3/8% Notes are redeemable prior to maturity at the option of the Company, in whole, at 100% principal amount plus a make-whole premium. The 6 3/8% Notes, which were discounted to $248.1 million, are not subject to any sinking fund requirements. The net proceeds from this issuance, together with borrowings under the revolving credit facility, were used to repay in full the Company's $250 million term loan facility. As of January 31, 2004, the estimated fair value of the 6 3/8% Notes was $257.5 million based on their trading price.

        On July 31, 2003, the Company issued $250 million principal amount of 6 1/2% Senior Notes due 2009 (the "6 1/2% Notes"), with interest payable each January and July. The 6 1/2% Notes are redeemable prior to maturity at the option of the Company, in whole, at 100% principal amount plus a make-whole premium. The 6 1/2% Notes are not subject to any sinking fund requirements. The net proceeds from this issuance were used to repay borrowings under the Company's revolving credit facility. As of January 31, 2004, the estimated fair value of the 6 1/2% Notes was $261.3 million, based on their trading price.

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

        On December 20, 2001, the Company issued $300 million principal amount of 9 3/8% Senior Subordinated Notes due February 2010 (the "9 3/8% Notes"), with interest payable each February and August. The 9 3/8% Notes are redeemable prior to maturity at the option of the Company, in whole, at 100% of the principal amount plus a make-whole premium. The 9 3/8% Notes, which were discounted to $297.8 million, are not subject to any sinking fund requirements. The net proceeds from this issuance were used to repay borrowings under the Company's credit facilities. As of January 31, 2004, the estimated fair value of the 9 3/8% Notes was $351.0 million, based on their trading price.

        On August 16, 2000, the Company issued $200 million principal amount of 9 1/2% Senior Notes due August 2008 (the "9 1/2% Notes"), with interest payable each February and August. The 9 1/2% Notes are redeemable prior to maturity at the option of the Company, in whole, at 100% of the principal amount plus a make-whole premium. The 9 1/2% Notes are not subject to any sinking fund requirements. The net proceeds from this issuance were used to repay borrowings under the Company's credit facility. As of January 31, 2004, the estimated fair value of the 9 1/2% Notes was $234.0 million, based on their trading price.

        On July 24, 2000, the Company issued $500 million principal amount of 10 1/4% Senior Subordinated Notes due August 2007 (the "10 1/4% Notes"), with interest payable each February and August. The 10 1/4% Notes are redeemable prior to maturity at the option of the Company, in whole, at 100% of the principal amount plus a make-whole premium. The 10 1/4% Notes are not subject to any sinking fund requirements. The net proceeds from this issuance were used to repay borrowings under the Company's credit facility. As of January 31, 2004, the estimated fair value of the 10 1/4% Notes was $576.3 million, based on their trading price.

        In November 1998, the Company issued $275 million principal amount of 9 1/4% Senior Subordinated Notes due December 2005 (the "9 1/4% Notes"), with interest payable each June and December. On July 15, 2003, the Company redeemed the 9 1/4% Notes at a redemption price of 104.625% plus interest accrued to the redemption date. In addition to the premium of $12.7 million, the Company wrote off related unamortized loan fees of $2.6 million, resulting in a total loss of $15.3 million. However, this loss was partially offset by $9.0 million in gains from the sale of related interest rate swaps. This resulted in a net loss on redemption of $6.3 million.

        In November 1996, the Company issued $150 million principal amount of 7.0% Debentures due November 2036 (the "7.0% Debentures"). The 7.0% Debentures may be redeemed at the option of the holder in November 2008. Also in November 1996, the Company issued $150 million principal amount of 6.70% Debentures due November 2096 (the "6.70% Debentures"). Of the $150 million principal amount outstanding, $145.6 million principal amount of the 6.70% Debentures were put to us by the holders at 100% of their principal amount plus accrued interest on November 17, 2003. The 7.0% Debentures, which were discounted to $149.8 million, and the 6.70% Debentures, which were discounted to $149.7 million, have interest payable each May and November, are not redeemable by the Company prior to maturity and are not subject to any sinking fund requirements. As of January 31, 2004, the estimated fair value of the 7.0% Debentures was $160.1 million and the estimated fair value of the 6.70% Debentures was $4.4 million, based on their trading prices.

        In February 1996, the Company issued $200 million principal amount of 6.45% Senior Notes due February 1, 2006 (the "6.45% Notes"), with interest payable each February and August. The 6.45% Notes, which were discounted to $199.6 million, are not redeemable prior to maturity and are not subject to any sinking fund requirements. As of January 31, 2004, the estimated fair value of the 6.45% Notes was $208.0 million, based on their trading price.

        In July 1993, the Company issued $150 million principal amount of 6 3/4% Senior Subordinated Notes (the "6 3/4% Notes") due July 2003 and $150 million principal amount of 7 5/8% Senior Subordinated Debentures (the "7 5/8% Debentures") due July 2013, with interest payable each July and January. The 6 3/4% Notes, which were discounted to $149.8 million, were repaid in July 2003. The 7 5/8% Debentures are not redeemable prior to maturity and are not subject to any sinking fund requirements. As of January 31, 2004, the estimated fair value of the 7 5/8% Debentures was $159.4 million, based on their trading price.

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

        Required annual principal payments as of January 31, 2004 are as follows:

Year ending January 31,	(in thousands)

2005	$16,681
2006	16,681
2007	666,593
2008	510,252
2009	286,176
Thereafter	1,503,248

$2,999,631

Note 10. Interest Rate Swaps

        The Company has a policy aimed at managing interest rate risk associated with its current and anticipated future borrowings. Under this policy, the Company may use any combination of interest rate swaps, futures, options, caps and similar instruments. To the extent the Company employs such financial instruments pursuant to this policy, and the instruments qualify for hedge accounting, they are accounted for as hedging instruments. In order to qualify for hedge accounting, the underlying hedged item must expose the Company to risks associated with market fluctuations and the financial instrument used must be designated as a hedge and must reduce the Company's exposure to market fluctuation throughout the hedge period. If these criteria are not met, a change in the market value of the financial instrument is recognized as a gain or loss in the period of change. Otherwise, gains and losses are not recognized except to the extent that the financial instrument is disposed of prior to maturity. Net interest paid or received pursuant to the financial instrument is included as interest expense in the period. The Company has entered into various interest rate swaps, principally with its bank group, to manage interest expense.

        In February 2003, the Company entered into two "reverse" interest rate swap agreements ("fair value hedges") with members of its bank group. Under one agreement, the Company received a fixed interest rate of 9.25% and paid a variable interest rate (based on LIBOR plus 6.35%) on $275 million notional amount. Under the other, the Company received a fixed rate of 6.45% and paid a variable interest rate (based on LIBOR plus 3.57%) on $200 million notional amount. In May 2003, the Company elected to terminate the $275 million swap and received $2.7 million in cash representing the fair market value of the swap. Since the underlying $275 million Senior Subordinated Notes were called on July 15, 2003, the unamortized portion of this gain (along with the unamortized portion of the gain related to a similar interest rate swap that was terminated in October 2002) was offset against the related loss on early retirement of debt. The total gain thus offset was $9.0 million. Meanwhile, in June 2003, the Company elected to terminate the $200 million swap. The Company received $4.1 million in cash representing the fair market value of the swap, and recorded a corresponding debt premium which is being amortized to interest expense, using an effective interest rate method, over the remaining life of the related debt instrument, which was approximately 2 1/2 years at the time the swap was terminated.

        In July 2003, the Company entered into two "reverse" interest rate swap agreements ("fair value hedges") with members of its bank group. Under one agreement, the Company receives a fixed interest rate of 6.5% and pays a variable interest rate (based on LIBOR plus 2.39%, or 3.6% at January 31, 2004) on $200 million notional amount. Under the other, the Company receives a fixed rate of 6.5% and pays a variable interest rate (based on LIBOR plus 2.42%, or 3.6% at January 31, 2004) on $50 million notional amount. These swaps are being used to hedge the Company's $250 million 6 1/2% Senior Notes due 2009.

        In December 2003, the Company entered into two "reverse" interest rate swap agreements ("fair value hedges") with members of its bank group. Under one agreement, the Company receives a fixed interest rate of 6.375% and pays a variable interest rate (based on LIBOR plus 1.74%, or 3.0% at January 31, 2004) on $125 million notional amount. Under the other, the Company receives a fixed rate of 6.375% and pays a variable interest rate (based on LIBOR plus 1.72%, or 2.9% at January 31, 2004) on $125 million notional amount. These swaps are being used to hedge the Company's $250 million 6 3/8% Senior Notes due 2011.

        The Company had an interest rate swap agreement ("cash flow hedge") of $200 million notional amount, which terminated on September 24, 2003.

        The net effect of all the above swaps resulted in a reduction of interest expense of $7.3 million for the year ended January 31, 2004.

        The Company is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. However, the Company considers the risk of nonperformance by the counterparties to be minimal because the parties to the swaps are members of the Company's bank group. If the Company had terminated all swaps as of January 31, 2004, the Company would have received a net amount of $1.3 million based on quoted market values from the various financial institutions holding the swaps.

        The above swaps meet the criteria for hedge accounting established by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which the Company adopted in fiscal 2002. The Company reports its swap related assets and liabilities on a net basis in "Other Long-term Liabilities". The fair market value of the swaps designated as a cash flow hedge (which terminated in September 2003) increased by $7.6 million ($5.6 million, net of tax) during the year ended January 31, 2004, which decreased the net liability, with the corresponding income included as other comprehensive income.

        The fair market value of the swaps designated as fair value hedges increased $1.3 million during the year ended January 31, 2004, which decreased the net liability with a corresponding increase in long-term debt.

Note 11. Other Long-term Liabilities

        Other long-term liabilities consisted of the following:

	January 31,
	2004	2003
	(in thousands)
Accrued SERP liability	$34,616	$23,528
SERP additional minimum liability	56,253	39,326
Other	5,524	16,306

	$96,393	$79,160

        The Company accounts for its SERP according to Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions." ("SFAS 87") SFAS 87 requires the recognition of a liability if the net periodic pension expense exceeds the amount the employer has contributed to the plan. Since the SERP is a non-qualified retirement plan, the Company does not make contributions and consequently, a liability is recorded for the net periodic pension expense. The resulting accrued SERP liability is reduced by benefit distributions to participants. SFAS 87 also requires an employer to recognize an additional minimum liability for the amount that the unfunded accumulated benefit obligation exceeds the fair value of the plan assets and accrued pension liability. (See Note 14—Employee Retirement Plans for additional information regarding the SERP.)

Note 12. Leasing Arrangements

        In October 1998, the Company entered into a $200 million operating lease agreement with a group of financial institutions to lease equipment at Mandalay Bay. In December 2001, the Company entered into a series of sale and leaseback agreements covering equipment located at several Nevada properties. These agreements, again made with a group of financial institutions, totaled $130.5 million. The sale of the equipment resulted in the recognition of a net deferred gain of $28.3 million, of which $26.8 million was subsequently reversed when the Company exercised its purchase option on the equipment (see below). The proceeds from these leases were used to reduce borrowings outstanding under the Company's revolving credit facility.

        On July 31, 2002, the Company exercised its purchase option under a $12.5 million aircraft lease agreement (part of the $130.5 million lease agreements entered into in December 2001) and on September 30, 2002, the Company exercised its purchase option under a $5.5 million aircraft lease agreement (also part of the $130.5 million lease agreements entered into in December 2001). On June 30, 2003, the Company exercised its purchase options under its remaining operating leases and purchased the equipment for a total purchase price of $198.3 million, representing the equipment's fair market value based upon independent appraisals. The purchase price was financed utilizing the $145 million the Company received under its new capital lease agreement, with the balance being borrowed under the revolving credit facility.

        The Company also leases various storage facilities and has various air space under operating leases expiring individually through 2032. A portion of the Circus Circus facility in Reno is built on leased land with various operating leases expiring through 2033. The following is a schedule of future minimum rental payments required as of January 31, 2004 under operating leases that have lease terms in excess of one year:

Year ending January 31,	(in thousands)

2005	$1,203
2006	1,099
2007	919
2008	666
2009	351
Thereafter	5,402

$9,640

        Rent expense for all leases accounted for as operating leases was as follows:

	Year ended January 31,
	2004	2003	2002
	(in thousands)
Operating rent expense	$21,637	$51,125	$34,071

Note 13. Income Taxes

        The Company accounts for income taxes according to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied. At January 31, 2004, the Company believes that its deferred tax assets are fully realizable because of the future reversal of existing taxable temporary differences and projected taxable income in the future. Accordingly, there is no valuation allowance at January 31, 2004.

        The components of the provision for income taxes were as follows:

	Year ended January 31,
	2004	2003	2002
	(in thousands)
Current
Federal	$50,896	$46,446	$39,147
State	821	1,504	1,438

	51,717	47,950	40,585

Deferred (see below)
Federal	30,754	29,919	(623)

	$82,471	$77,869	$39,962

        The Company recognized a tax benefit of $44.9 million, $15.0 million and $1.3 million related to the exercise of stock options for the fiscal years ended January 31, 2004, 2003 and 2002, respectively. Such amounts reduced current taxes payable and increased additional paid-in capital.

        The components of deferred income tax expense were as follows:

	Year ended January 31,
	2004	2003	2002
	(in thousands)
Additional depreciation resulting from the use of accelerated methods for tax purposes	$22,249	$15,077	$10,064
Nondeductible loss resulting from asset impairment	—	—	(11,935)
Effect of expensing preopening costs for financial statement purposes versus amortizing over five years for tax purposes	3,658	3,830	3,832
Pension plan expense not deductible for tax purposes and market value adjustment	(1,313)	(3,969)	(5,594)
Book reserve for bad debts not deductible for tax purposes until written off	4,717	2,884	6,344
Difference between book and tax basis of investments in unconsolidated affiliates	4,215	1,797	(2,553)
Prepaid gaming taxes	(687)	1,289	49
Entertainment production costs	204	1,314	(1,127)
Property tax	(783)	1,382	94
Other, net	(1,506)	6,315	203

	$30,754	$29,919	$(623)

        The reconciliation of the difference between the federal statutory tax rate and the Company's effective tax rate was as follows:

	Year ended January 31,
	2004	2003	2002
	(in thousands)
Federal statutory tax rate	35.0%	35.0%	35.0%
Nondeductible goodwill impairment	—	1.3	6.7
Nondeductible goodwill amortization	—	—	3.8
Other, net	0.5	3.9	(2.5)

Effective tax rate	35.5%	40.2%	43.0%

        The income tax effects of temporary differences between financial and income tax reporting that gave rise to deferred income tax assets and liabilities at January 31, 2004 and 2003, were as follows:

	January 31,
	2004	2003
	(in thousands)
Deferred tax liabilities
Property and equipment	$232,366	$221,662
Investments in unconsolidated affiliates	12,860	14,205
Other	2,816	12,982

Gross deferred tax liabilities	248,042	248,849

Deferred tax assets
Accrued vacation benefits	9,425	8,137
Bad debt reserve	4,533	9,159
Preopening expenses	1,335	4,875
Pension plan	12,118	8,122
Other	7,069	7,427

Gross deferred tax assets	34,480	37,720

Net deferred tax liabilities	$213,562	$211,129

Note 14. Employee Retirement Plans

        Approximately 37% of the Company's employees (excluding unconsolidated affiliates) are covered by union-sponsored, collectively bargained, multi-employer defined benefit pension plans. The Company contributed $13.7 million, $11.0 million and $9.2 million during the years ended January 31, 2004, 2003 and 2002, respectively, for such plans. These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked.

        The Company also has a profit sharing and investment plan covering primarily nonunion employees who are at least 21 years of age and have at least one year of service. The plan is a voluntary defined contribution plan and is subject to the provisions of the Employee Retirement Income Security Act of 1974. The plan allows for investments in the Company's common stock as one of the investment alternatives. The Company's contributions to this plan include "automatic" contributions based on employees' years of service, and "matching" contributions based on employees' contributions. Employees vest in Company contributions over a period of six years. MotorCity Casino also has a profit sharing and investment plan covering primarily union employees. Contributions to both plans are funded with cash and totaled approximately $7.6 million, $7.2 million and $6.3 million in the years ended January 31, 2004, 2003 and 2002.

        On June 18, 1998, the Company adopted a Supplemental Executive Retirement Plan ("SERP"). The SERP is a defined benefit plan pursuant to which the Company pays supplemental pension benefits to certain key employees upon retirement based upon the employees' years of service, compensation and SERP tier. The Company uses a measurement date of January 31 for its SERP.

        The change in benefit obligation for the SERP was as follows:

	2004	2003
	(in thousands)
Benefit obligation at beginning of year	$74,105	$55,498
Service cost	4,640	3,490
Interest cost	4,894	3,979
Additional liability(1)	—	244
Actuarial loss	24,121	12,106
Benefits paid	(985)	(1,212)

Benefit obligation at end of year	$106,775	$74,105

        The fair value of plan assets for the SERP was as follows:

	2004	2003
	(in thousands)
Fair value of plan assets at end of year(2)	$—	$—

        Amounts recognized in the consolidated balance sheets related to the SERP were as follows:

	2004	2003
	(in thousands)
Funded status	$(106,775)	$(74,105)
Unrecognized actuarial loss	51,742	29,065
Unrecognized prior service cost	20,417	21,833

Net liability recognized	$(34,616)	$(23,207)

	2004	2003
	(in thousands)
Accrued benefit cost	$(90,869)	$(62,533)
Intangible asset	20,417	21,833
Accumulated other comprehensive loss(3)	35,836	17,493

Net liability recognized	$(34,616)	$(23,207)

        Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	2004	2003
	(in thousands)
Projected benefit obligation	$106,775	$74,105
Accumulated benefit obligation	90,869	62,533
Fair value of plan assets	—	—

        The weighted-average assumptions used to determine benefit obligations at January 31 were as follows:

	2004	2003
Discount rate	6.1%	6.7%
Rate of compensation increase tier I	4.0%	3.0%
Rate of compensation increase tiers II and III	2.5%	3.0%

        The components of net periodic pension cost were as follows:

	Year ended January 31,
	2004	2003	2002
	(in thousands)
Service cost	$4,640	$3,490	$3,089
Interest cost	4,894	3,979	3,329
Amortization of prior service cost	1,416	1,402	1,342
Recognized net actuarial loss	1,444	761	496

Net periodic pension cost(4)	$12,394	$9,632	$8,256

        The weighted-average assumptions used to determine net periodic benefit costs were as follows:

	Year ended January 31,
	2004	2003	2002
Discount rate	6.7%	7.3%	8.0%
Expected long-term return on plan assets(5)	NA	NA	N/A
Rate of compensation increase	3.0%	3.0%	3.0%

        The following benefit payments, which reflect expected future service as appropriate, are expected to be paid over the next ten years:

Plan year ending January,	(in thousands)

2005	$1,021
2006	3,849
2007	3,918
2008	4,016
2009	4,580
2010 - 2014	39,767

(1)
Consists of liability for prior service cost for new participants, plus certain prior year adjustments relating to years of credited service and compensation.

(2)
This plan is a non-qualified retirement plan and contains no plan assets.While the SERP is an unfunded plan, the Company is informally funding the plan through life insurance contracts on the participants. The life insurance contracts had cash surrender values of $53.7 million, $35.2 million and $28.6 million at January 31, 2004, 2003 and 2002, respectively. The life insurance contracts had a face value of $175.1 million at January 31, 2004. The cash surrender value is included in other investments. See Note 6.

(3)
Amount recorded in the Consolidated Statement of Stockholders' Equity is net of income tax of $12.5 million, $6.1 million and $3.1 million in the years ended January 31, 2004, 2003 and 2002, respectively.

(4)
The periodic pension expense is included in departmental expenses.

(5)
Since the plan is an unfunded non-qualified pension plan, the expected long-term rate of return on assets is not applicable.

Note 15. Stock Options and Restricted Stock

        The Company has various stock incentive plans for executive, managerial and supervisory personnel, as well as the Company's outside directors and consultants. All of the plans permit grants of options, and two of the plans also permit the grant of performance shares and restricted stock awards relating to the Company's common stock. As of January 31, 2004, the awards granted pursuant to these plans were stock options, which are generally exercisable in one or more installments beginning not less than six months after the grant date, and restricted stock.

        Summarized information for stock options and restricted stock was as follows:

	Year ended January 31,
	2004		2003		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	7,805,569	$17.39	9,897,371	$16.24	5,615,940	$13.46
Granted	94,300	21.76	185,000	27.22	4,631,500	19.33
Exercised	(6,086,467)	16.39	(2,232,668)	13.12	(308,269)	12.27
Canceled	(46,850)	21.86	(44,134)	16.88	(41,800)	14.92

Outstanding at end of year	1,766,552	20.95	7,805,569	17.39	9,897,371	16.24

Options exercisable at end of year	216,868	20.01	5,098,535	15.79	3,484,629	13.01

Options available for grant at end of year	3,196,474		3,257,324		6,790

        The following table summarizes information about stock options and restricted stock outstanding and exercisable at January 31, 2004:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yrs)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.00 to $20.00	193,351	5.34	$14.14	84,901	$14.65
20.20 to 20.20	1,156,668	7.08	20.20	40,000	20.20
20.75 to 37.64	416,533	7.63	26.18	91,967	24.86

	1,766,552	7.02	20.95	216,868	20.01

        Restricted stock grants of 20,250 shares were issued under the plans during the year ended January 31, 2004. The effect of these grants is to increase the issued and outstanding shares of the Company's common stock and decrease the number of shares available for grant in the plan. Deferred compensation is recorded for the restricted stock grants equal to the market value of the Company's common stock on the date of the grant. The deferred compensation is amortized over the period the restricted stock vests and is recorded as compensation expense in the accompanying consolidated statements of operations. The Company recorded compensation expense of $156,000 in fiscal 2004.

Note 16. Stock Related Matters

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

        In June 2001, the Board of Directors authorized the purchase of up to 15% of Mandalay's common stock which remained outstanding after a prior share purchase authorization was fully utilized. In March 2003, the Board authorized the purchase of up to an additional 10 million shares of Mandalay's common stock that remain outstanding after the Board of Directors' prior authorization is fully utilized. On March 31, 2003, the Company purchased the remaining 3.3 million shares under its equity forward agreements for $100 million (discussed more fully in Note 17). The Company made no additional share purchases during fiscal 2004, and as of January 31, 2004, the number of additional shares the Company is authorized to purchase was approximately 10.3 million. Any share purchases the Company may make in the future pursuant to this authorization will be dependent upon market conditions, and are expected to be made in accordance with the volume and other limitations of Rule 10b-18 under the Securities Exchange Act of 1934.

        During the year ended January 31, 2004, the Company did not purchase any shares of its common stock. In fiscal 2003 and 2002, the Company purchased 7.5 million shares of its common stock at a cost of $220.9 million and 5.2 million shares of its common stock at a cost of $125.9 million, respectively. These amounts do not include interim settlements or the final settlement under the Company's equity forward agreements, as discussed in Note 17.

Note 17. Equity Forward Agreements

        To facilitate its purchase of shares of its common stock, the Company entered into equity forward agreements with Bank of America ("B of A" or "the Bank") providing for the Bank's purchase of up to an agreed amount of the outstanding common stock. Bank of America acquired a total of 6.9 million shares at a total cost of $138.7 million under these agreements. Pursuant to the interim settlement provisions and an amendment to the agreements, the Company received a net of 3.6 million shares and reduced the notional amount of the agreements by $38.7 million as of January 31, 2003. On March 31, 2003, the Company purchased the remaining 3.3 million shares from B of A for the notional amount of $100 million. The settlement was funded under the Company's revolving credit facility.

        The Company incurred quarterly interest charges on the notional amount at a rate equal to LIBOR plus 1.95%. Total interest charges incurred from inception through March 31, 2003, amounted to $12.3 million, of which $0.7 million was incurred during fiscal 2004. The Company also incurred structuring fees and commissions totaling $3.7 million, none of which were incurred in fiscal 2004. These interest charges and other fees are included in the cost of treasury stock, net of the related tax benefit.

Note 18. Commitments and Contingent Liabilities

THEhotel

        THEhotel, the new 1,117-all-suites tower at Mandalay Bay, opened in December 2003. The new suites average 750 square feet, among the largest room product in the Las Vegas market. The 43-story tower also includes meeting suites, a spa and fitness center, a lounge and two restaurants, including a rooftop venue "Mix-Las Vegas" created by famed chef Alain Ducasse that will open later this summer. The total cost of the new tower is estimated to be $260 million, excluding land, capitalized interest and preopening expenses. As of January 31, 2004, the Company had incurred costs of $244.1 million related to this project.

Mandalay Place

        In October 2003, the Company opened Mandalay Place, a retail center located between Mandalay Bay and Luxor. The center will eventually include approximately 90,000 square feet of retail space and approximately 40 stores and restaurants, including internationally branded retailers like Oilily, GF Ferre, Nike Golf and Urban Outfitters, along with restaurants by celebrity chefs Pierro Selvaggio, Hubert Keller and Rick Moonen. The cost is estimated to be approximately $60 million, excluding land, capitalized interest and preopening expenses. As of January 31, 2004, the Company had incurred costs of $47.9 million related to this project.

Detroit

        The Company participates with the Detroit-based Atwater Casino Group in a joint venture that owns and operates a casino in Detroit, Michigan. This joint venture is one of three groups which negotiated casino development agreements with the City of Detroit. The Company has a 53.5% ownership interest in the joint venture.

        On August 2, 2002, the Detroit City Council approved a revised development agreement between the joint venture and the City of Detroit (the "Revised Development Agreement"). Under the Revised Development Agreement, MotorCity Casino is to be expanded into a permanent facility at its current location by December 31, 2005. The permanent facility is currently expected to include 100,000 square feet of casino space, a 400-room hotel, a 1,200-seat theater, convention space, and additional restaurants, retail space and parking. Depending upon market conditions, the availability of additional land and the joint venture's ability to obtain reasonable financing, the joint venture could be required to construct an additional 400 rooms. Under the terms of this agreement, the joint venture had paid the City a total of $39.8 million as of January 31, 2004 and is obligated to pay an additional $4.2 million by May 2004. Also, beginning January 1, 2006, the joint venture is to pay the City 1% of its adjusted casino revenues. If its casino revenues top $400 million in any given calendar year, the payment will be increased to 2% for that calendar year.

        Originally, the joint venture's permanent facility was to have been located on land along the Detroit River. The City's Economic Development Corporation issued bonds to finance the City's acquisition of that land, and Bank of America issued letters of credit totaling $49.4 million to secure (and ultimately make) the payments of principal and interest on those bonds. Mandalay then issued letters of credit totaling $49.4 million to back Bank of America's letters of credit. The Company will continue to provide such letters of credit. As part of the Revised Development Agreement, the joint venture will forego the right to receive any of the riverfront land acquired by the City, and will transfer to the City its interest in certain real property previously purchased by the joint venture and the other casino developers. Both the joint venture and Mandalay are subject to a radius restriction prohibiting them from operating additional casinos within approximately 150 miles of Detroit, so long as the laws of the state are not amended to permit more than three casinos within the radius. Additionally, the joint venture is required to indemnify the City for up to $20 million in claims against the City in connection with the acquisition of the riverfront land and in connection with the Lac Vieux litigation described below.

        The Company has committed to contribute 20% of the costs of the permanent facility in the form of an investment in the joint venture. The joint venture will seek to borrow any additional funds (above Mandalay's equity contribution) which may be necessary to complete the expanded permanent facility. Under the operating agreement, the project costs are to be reviewed every six months. As of January 31, 2004, the Company had contributed 20% of the project costs as most recently determined. The cost of the additional facilities (excluding land, capitalized interest and preopening expenses) is currently estimated to be $275 million. Under the Revised Development Agreement, the Company guaranteed completion of the expanded facility and entered into a keep-well agreement with the City that could require it to contribute additional funds to continue operation of the expanded facility until August 2, 2004. There is no contractual limitation on the amount that the Company may be required to contribute under the completion guarantee or to keep the project operating until August 2, 2004. However, based on the performance of the casino to date, the Company does not expect that these obligations will require the outlay of additional capital.

        The joint venture's $150 million credit facility matured June 30, 2003. The Company had guaranteed this credit facility.

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

        Various lawsuits have been filed in the state and federal courts challenging the constitutionality of the Casino Development Competitive Selection Process Ordinance and the Michigan Gaming Control and Revenue Act, and seeking to appeal the issuance of a certificate of suitability and casino license to MotorCity Casino. A decision by the Sixth Circuit Court of Appeals in Lac Vieux Desert Band of Lake Superior Chippewa Indians v. The Michigan Gaming Control Board et al. held that the ordinance in its current form was unconstitutional and remanded the case to the District Court. The Michigan Gaming Control Board ("MGCB") took the ruling of the Sixth Circuit Court of Appeals under advisement without comment. The District Court declared that the ordinance in its current form is unconstitutional and awarded the Lac Vieux Band attorneys fees and costs totaling $545,094, but rejected the Lac Vieux Band's request to require a rebidding of the three casino licenses, and in addition, rejected the Lac Vieux Band's request to enjoin the City of Detroit from entering into revised development agreements with the three casino developers, including MotorCity Casino. The Lac Vieux Band has appealed the District Court's decision to the Sixth Circuit Court of Appeals. The Sixth Circuit Court of Appeals issued an opinion granting the Lac Vieux Band's motion for an injunction pending appeal, that temporarily enjoins the City of Detroit from issuing building permits for the permanent casino facilities and temporarily enjoins the casino developers from commencing construction of the permanent casino facilities.

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

        On November 26, 2003, the Company announced that MotorCity Casino had signed a settlement agreement with the Lac Vieux Desert Band of Lake Superior Chippewa Indians. On April 9, 2004, the District Court approved the settlement. The appeal period has not yet expired and the injunction remains in place. Upon entry of a final order in that case and in the related litigation, MotorCity will pay to the Lac Vieux Tribe $1.5 million, plus attorney's fees. MotorCity will pay an additional $1.5 million approximately 30 days after the first payment. Under the terms of the settlement agreement, MotorCity will pay an additional $5.75 million on the first and second anniversaries of the first payment and $1 million annually for 25 years, beginning on the third anniversary. The occurrence of certain events would suspend, lower and/or terminate the payments. There can be no assurance as to when final resolution will occur with respect to this matter, or what action the courts might take. These payments would satisfy the joint venture's obligations under the indemnity agreement described above with respect to Lac Vieux litigation claims. However, the joint venture would still be liable for claims related to the acquisition of the riverfront land, which potentially are capped at $4 million.

        In a separate action, on February 13, 2002, John Ren filed suit in the Circuit Court of Wayne County, Michigan, against the Detroit joint venture and the other two casino operators in Detroit. The plaintiff purports to represent himself and a class consisting of all persons who lost money and/or incurred debts that remain unpaid at any of the three Detroit casinos. Relying on the Sixth Circuit Court of Appeals' Lac Vieux decision, the plaintiff alleges that the three casinos have been operating illegally and continue to do so. The relief sought by the plaintiff includes an injunction to restrain the three casinos from remaining open until properly licensed; compensatory damages; and disgorgement of all profits "unjustly obtained." The court dismissed this action on the basis that the plaintiff should first seek relief from the MGCB. The plaintiff filed a claim with the MGCB, but has not pursued the claim. The joint venture continues to operate MotorCity Casino.

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

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Mandalay Resort Group:

        We have audited the accompanying consolidated balance sheets of Mandalay Resort Group and subsidiaries (the "Company") as of January 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2004. Our audits also included the consolidated financial statement schedule listed in the index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the 2002 and 2001 financial statements of Elgin Riverboat Resort—Riverboat Casino, owner of Grand Victoria Casino, the Company's investment in which is accounted for by use of the equity method. The Company's equity of $249,040,000 in the Grand Victoria Casino's net assets as of January 31, 2003 and of $48,998,000 and $63,564,000 in that entity's net income for each of the two years in the period ended January 31, 2003 are included in the accompanying financial statements. The 2002 and 2001 financial statements of Grand Victoria Casino were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such entity for 2002 and 2001, is based solely on the report of such other auditors.

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

        In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Mandalay Resort Group and subsidiaries as of January 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As described in Note 10 and Note 4, respectively, to the consolidated financial statements, the Company adopted Statements of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133", as of February 1, 2001, and adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", as of February 1, 2002.

DELOITTE & TOUCHE LLP

Las Vegas, Nevada
April 13, 2004

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

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Fiscal year ended January 31, 2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
	(in thousands, except per share amounts)
Net revenues	$616,510	$644,835	$625,620	$604,134	$2,491,099
Income from operations	137,047	135,804	124,009	93,581	490,441
Income before provision for income taxes	68,823	65,487	62,359	35,649	232,318
Net income	44,046	42,336	40,642	22,823	149,847
Basic earnings per share(3)	$0.72	$0.71	$0.65	$0.35	$2.40
Diluted earnings per share(3)	$0.69	$0.67	$0.63	$0.35	$2.31

	Fiscal year ended January 31, 2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
	(in thousands, except per share amounts)
Net revenues(1)	$610,597	$603,659	$595,635	$544,227	$2,354,118
Income from operations	146,594	108,538	116,383	80,791	452,306
Income before provision for income taxes	79,442	47,217	52,575	16,100	195,334
Net income(2)	48,858	29,334	33,220	4,191	115,603
Basic earnings per share(3)	$0.71	$0.43	$0.49	$0.06	$1.71
Diluted earnings per share(3)	$0.68	$0.41	$0.47	$0.06	$1.65

(1)
During fiscal 2003, we reclassified equity in earnings of unconsolidated affiliates from revenues to a separate component within income from operations. Quarterly results in 2003 have been reclassified to conform to the new presentation. This reclassification had no impact on previously reported quarterly income from operations or net income.

(2)
Net income includes a charge for the cumulative effect of an accounting change of $1.9 million related to goodwill in fiscal 2003. In accordance with the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" on February 1, 2002, Mandalay no longer amortizes goodwill.

(3)
Because earnings per share amounts are calculated using the weighted-average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total earnings per share amounts for the year.

ELGIN RIVERBOAT RESORT—RIVERBOAT CASINO

BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$40,965,837	$62,170,699
Accounts receivable, net of allowance for doubtful accounts of $21,000 and $91,500, respectively	445,460	666,543
Inventories	583,565	570,551
Prepaid expenses	743,269	1,671,977

Total current assets	42,738,131	65,079,770

Property and equipment, net	66,151,753	69,513,062
Other assets	68,900	68,900

Total assets	$108,958,784	$134,661,732

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Accounts payable	$562,272	$805,661
Accrued liabilities	35,011,742	47,515,769

Total current liabilities	35,574,014	48,321,430

Total liabilities	35,574,014	48,321,430
Commitments and contingencies (Note 7)
Partners' equity	73,384,770	86,340,302

Total liabilities and partners' equity	$108,958,784	$134,661,732

See notes to financial statements.

ELGIN RIVERBOAT RESORT—RIVERBOAT CASINO

STATEMENTS OF INCOME

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2003

	2003	2002	2001
Revenues:
Casino	$370,145,041	$392,973,373	$399,574,280
Food and beverage	22,297,214	28,093,250	29,542,892
Admissions and other	15,311,528	12,052,427	11,375,386

	407,753,783	433,119,050	440,492,558
Less: promotional allowances	(28,596,456)	(30,250,504)	(30,244,503)

	$379,157,327	$402,868,546	$410,248,055

Operating expenses:
Casino	$249,910,875	$228,234,291	$202,885,894
Food and beverage	6,890,486	6,513,115	6,823,873
General and administrative	32,137,450	44,947,987	50,563,689
Depreciation and amortization	9,765,740	8,422,486	8,671,916
Other operating expenses	14,149,922	12,684,712	15,155,268

	312,854,473	300,802,591	284,100,640

Operating income	66,302,854	102,065,955	126,147,415

Other income:
Interest income	241,614	617,223	1,446,685

	241,614	617,223	1,446,685

Net income	$66,544,468	$102,683,178	$127,594,100

See notes to financial statements.

ELGIN RIVERBOAT RESORT—RIVERBOAT CASINO

STATEMENTS OF PARTNERS' EQUITY

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2003

	Nevada Landing Partnership	RBG, L.P.	Total
BALANCE, December 31, 2000	$38,781,512	$38,781,512	$77,563,024
Net income	63,797,050	63,797,050	127,594,100
Distributions to partners	(60,000,000)	(60,000,000)	(120,000,000)

BALANCE, December 31, 2001	42,578,562	42,578,562	85,157,124
Net income	51,341,589	51,341,589	102,683,178
Distributions to partners	(50,750,000)	(50,750,000)	(101,500,000)

BALANCE, December 31, 2002	43,170,151	43,170,151	86,340,302
Net income	33,272,234	33,272,234	66,544,468
Distributions to partners	(39,750,000)	(39,750,000)	(79,500,000)

BALANCE, December 31, 2003	$36,692,385	$36,692,385	$73,384,770

See notes to financial statements.

ELGIN RIVERBOAT RESORT—RIVERBOAT CASINO

STATEMENTS OF CASH FLOWS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2003

	2003	2002	2001
Cash Flows From Operating Activities:
Net income	$66,544,468	$102,683,178	$127,594,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,765,740	8,422,486	8,671,916
Changes in assets and liabilities:
Accounts receivable	221,083	134,807	(457,634)
Inventories	(13,014)	(151,524)	53,143
Prepaid expenses	928,708	(328,552)	(196,756)
Other assets	—	(12,500)	—
Accounts payable	(243,389)	398,793	13,740
Accrued liabilities	(12,504,027)	(4,673,702)	4,020,104

Net cash provided by operating activities	64,699,569	106,472,986	139,698,613

Cash Flows From Investing Activities:
Capital expenditures	(6,404,431)	(6,426,667)	(7,608,733)

Net cash used in investing activities	(6,404,431)	(6,426,667)	(7,608,733)

Cash Flows From Financing Activities:
Distributions to partners	(79,500,000)	(101,500,000)	(120,000,000)

Net cash used in financing activities	(79,500,000)	(101,500,000)	(120,000,000)

Net (decrease) increase in cash and cash equivalents	(21,204,862)	(1,453,681)	12,089,880
Cash and Cash Equivalents:
Beginning of year	62,170,699	63,624,380	51,534,500

End of year	$40,965,837	$62,170,699	$63,624,380

See notes to financial statements.

ELGIN RIVERBOAT RESORT—RIVERBOAT CASINO

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2003 AND 2002 AND
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2003

1. BUSINESS

        Elgin Riverboat Resort—Riverboat Casino (the "Joint Venture"), doing business as the Grand Victoria Casino, was formed in December 1992, as a partnership, under a Joint Venture Agreement between Nevada Landing Partnership and RBG, L.P., in which each partner owns a fifty percent interest.

        The Joint Venture is licensed by the Illinois Gaming Board (the "IGB") to own and operate a riverboat casino on the Fox River in Elgin, Illinois. The original license, issued on October 6, 1994, was valid for three years. On October 17, 2000, the IGB approved the renewal of the license for a term of four years.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Casino Revenues—In accordance with industry practice, the Joint Venture recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses.

        Promotional Allowances—The retail value of admissions, food and beverage, and other complimentary items furnished to customers without charge is included in gross revenue and then deducted as promotional allowances. The estimated costs of providing such promotional allowances have been included in casino expenses as follows:

	2003	2002	2001
Admissions and other	$13,277,760	$9,639,112	$9,164,805
Food and beverage	12,883,072	16,677,766	16,666,842

	$26,160,832	$26,316,878	$25,831,647

        Cash and Cash Equivalents—The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Joint Venture maintains cash balances at a financial institution in excess of federally insured limits.

        Inventories—Inventories, consisting of food and beverage, and gift shop items are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method.

        Advertising Expense—Advertising expenses are expensed as incurred. Advertising expense for the years ended December 31, 2003, 2002, and 2001 was $5,007,946, $3,334,814 and 5,682,903, respectively.

        Property and Equipment—Property, equipment and improvements are stated at cost. The Joint Venture computes depreciation and amortization using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Buildings	39 years
Riverboat	20 years
Land improvements	15 years
Furniture, fixtures, and equipment, gaming and computer equipment	2-7 years

        Long-Lived Assets—Long-lived assets are comprised of property and equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

        Reserve for Slot Club Redemption—The Company's player club allows customers to earn "points" based on the volume of their gaming activity. These points are redeemable for certain cash back incentives. The Joint Venture has accrued for the total liability of all points earned, but not redeemed by slot club members, less inactive players. Expenses incurred from actual point redemptions and the change in reserve for slot club redemption are presented as a reduction in casino revenues on the statements of income.

        Income Taxes—The financial statements of the Joint Venture do not reflect a provision for income taxes because the partners recognize their proportionate share of the Joint Venture's income in their individual tax returns.

        Use of Estimates in the Preparation of Financial Statements—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Gaming and Admission Taxes—The gaming tax payable to the IGB is based on annual graduated rates ranging from 15 percent to 70 percent of adjusted gross receipts (as defined). The maximum gaming tax rate increased from 35 percent to 50 percent in July 2002 and again from 50 percent to 70 percent in July 2003. The current rates for each range of adjusted gross receipts (in millions) are as follows:

Adjusted Gross Receipts	Rate
$0 - $25	15.0%
$25 - $37.5	27.5%
$37.5 - $50	32.5%
$50 - $75	37.5%
$75 - $100	45.0%
$100 - $250	50.0%
over $250	70.0%

        The Joint Venture also pays an admission tax to the IGB of $5 per admission.

3. PROPERTY AND EQUIPMENT, NET

        A summary of property and equipment, net at December 31, 2003 and 2002 is as follows:

	2003	2002
Buildings	$29,170,069	$29,170,069
Riverboat	52,699,655	52,699,655
Leasehold improvements	5,517,891	5,517,891
Furniture, fixtures, and equipment, gaming and computer equipment	26,853,723	50,909,708
Construction in progress	697,835	144,193

Total property and equipment	114,939,173	138,441,516
Less accumulated depreciation and amortization	48,787,420	68,928,454

Property and equipment, net	$66,151,753	$69,513,062

4. ACCRUED LIABILITIES

        A summary of accrued liabilities at December 31, 2003 and 2002 is as follows:

	2003	2002
Accrued commitment to Grand Victoria Foundation and County of Kane	$17,614,856	$25,962,289
Reserve for progressive jackpots	4,738,946	6,132,865
Accrued payroll, vacation, and related taxes	4,002,070	3,887,394
Reserve for slot club redemptions	2,711,991	2,435,091
Accrued gaming, sales and state withholding taxes	1,025,967	779,062
Unredeemed chip/token liability	943,709	827,000
Accrued property taxes	838,648	776,580
Accrued ground lease	575,252	883,711
Accrued promotions and advertising	453,130	228,215
Unclaimed property liability	432,391	351,410
Accrued employees' tips	417,898	396,430
Other	388,319	278,849
Accrued insurance liability	338,007	559,411
Accrued employee expenses payable to Mandalay Resort Group	247,458	229,762
Accrued audit and legal	158,100	462,700
Kane County Forest Preserve trust agreement	125,000	125,000
Accrued fines and expenses payable to IGB	—	3,200,000

Total accrued liabilities	$35,011,742	$47,515,769

        On January 21, 2003, the Joint Venture and the IGB settled a complaint for alleged violations of the Illinois Riverboat Gambling Act and the IGB's Adopted Rules after the Joint Venture agreed to pay a fine of $3,200,000. This amount was included in accrued liabilities at December 31, 2002 and was charged to general and administrative expense.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

6. LEASES

        In accordance with the Ground Lease and Development Agreement, as amended, (the "Agreement"), the Joint Venture leases land for a term of ten years commencing with the initial issuance of the IGB license, with the right to renew the Agreement for successive five year terms, not to exceed a total lease term of thirty years. The Agreement requires annual lease payments equal to the greater of (i) $107,195 or (ii) three percent of the Joint Venture's annual net operating income, as defined. The current lease term will expire on October 6, 2004.

        The future minimum lease commitment under the ground lease as of December 31, 2003 is as follows:

2004	$82,007

        Rent expense for the years ended December 31, 2003, 2002, and 2001 was $2,904,899, $4,239,215, and $5,207,797, respectively.

7. COMMITMENTS AND CONTINGENCIES

        Pursuant to the Fox River Trust Agreement, entered into on July 20, 1993, the Joint Venture has agreed to make certain payments to a trust fund for the benefit of the Fox River. Annual contributions of $500,000 commenced on October 6, 1995, the initial anniversary date of the issuance of the IGB license, and will continue for twelve successive years.

        The Joint Venture has agreed to contribute to both the County of Kane and a foundation that has been established for the benefit of educational, environmental and economic development programs in the region. The total commitment is equal to 20% of adjusted net operating income, as defined. This commitment must be paid within 120 days of the end of the fiscal year for which it has been calculated. Donation expense for the years ended December 31, 2003, 2002, and 2001 was $17,614,856, $25,962,289, and $32,119,418, respectively.

        The Joint Venture is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, these matters will not have a material effect on the Joint Venture's financial position or results of operations.

8. RELATED-PARTY TRANSACTIONS

        Employment expenses, including salaries, benefits and incentives, for certain key Joint Venture employees, are paid by one of the Joint Venture Partners and then reimbursed by the Joint Venture.

9. PROFIT SHARING PLAN

        The Joint Venture contributes to a defined contribution plan which provides for contributions in accordance with the plan document. The plan covers substantially all employees. The Joint Venture contributes a set dollar amount to all eligible employees as well as a matching contribution of 25% of employee contributions limited to a specified dollar amount as stated in the plan document. Contribution expense for the years ended December 31, 2003, 2002, and 2001 was $760,174, $704,673, and $613,944, respectively.

******

INDEPENDENT AUDITORS' REPORT

Partners of the Elgin Riverboat Resort—Riverboat Casino

        We have audited the accompanying balance sheet of Elgin Riverboat Resort—Riverboat Casino (the "Joint Venture") as of December 31, 2003, and the related statements of income, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, such financial statements present fairly, in all material respects, the financial position of Elgin Riverboat Resort—Riverboat Casino as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

March 12, 2004

Report of Independent Accountants

To the Partners of the Elgin Riverboat Resort—Riverboat Casino:

        In our opinion, the accompanying balance sheets and the related statements of operations, partners' equity and cash flows present fairly, in all material respects, the financial position of Elgin Riverboat Resort—Riverboat Casino ("Joint Venture") at December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Joint Venture's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

January 21, 2003

VICTORIA PARTNERS
(dba Monte Carlo Resort & Casino)

BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,801,166	$15,106,522
Accounts receivable, net of allowance for doubtful accounts of $3,995,677 and $3,351,921, respectively	8,386,425	7,684,742
Inventories	3,689,236	3,323,940
Prepaid expenses	3,994,780	3,969,820

Total current assets	32,871,607	30,085,024
PROPERTY AND EQUIPMENT—Net	290,024,600	290,734,380
OTHER ASSETS—Net	2,602,404	2,628,050

TOTAL	$325,498,611	$323,447,454

LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,806,755	$2,848,802
Accrued liabilities:
Jackpots and prizes	4,114,866	3,992,910
Salaries, wages and benefits	8,501,800	7,602,725
Gaming and other taxes	2,144,933	1,968,689
Advance room deposits	5,005,399	2,839,334
Other	2,899,427	2,117,280

Total current liabilities	25,473,180	21,369,740
COMMITMENTS AND CONTINGENCIES
PARTNERS' EQUITY	300,025,431	302,077,714

TOTAL	$325,498,611	$323,447,454

The accompanying notes are an integral part of these financial statements.

VICTORIA PARTNERS
(dba Monte Carlo Resort & Casino)

STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
OPERATING REVENUES:
Casino	$95,136,194	$97,387,402	$101,720,130
Rooms	105,531,806	97,590,237	99,792,667
Food and beverage	41,410,009	41,197,776	40,132,646
Other	31,773,263	28,937,874	30,881,760

	273,851,272	265,113,289	272,527,203
Less promotional allowances	(13,596,126)	(14,796,312)	(15,940,986)

Net operating revenues	260,255,146	250,316,977	256,586,217

OPERATING EXPENSES:
Casino	51,784,532	53,850,831	56,145,225
Rooms	33,014,757	30,586,314	30,222,733
Food and beverage	30,834,188	29,752,220	29,706,136
Other operating expenses	16,260,781	16,256,836	17,454,511
General and administrative	41,573,527	40,800,689	39,534,090
Depreciation and amortization	12,945,409	13,020,719	16,674,921

Total operating expenses	186,413,194	184,267,609	189,737,616

OPERATING INCOME	73,841,952	66,049,368	66,848,601

OTHER INCOME (EXPENSE):
Interest and other income	111,975	141,719	410,371
Interest expense	(6,210)	(1,212,564)	(4,684,293)

Total other income (expense)	105,765	(1,070,845)	(4,273,922)

NET INCOME	$73,947,717	$64,978,523	$62,574,679

The accompanying notes are an integral part of these financial statements.

VICTORIA PARTNERS
(dba Monte Carlo Resort & Casino)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	Gold Strike L.V.	MRGS Corp.	Total
BALANCE—December 31, 2000	$125,001,796	$108,522,716	$233,524,512
Net income	31,287,340	31,287,339	62,574,679
Distributions to partners	(36,000,000)	(36,000,000)	(72,000,000)

BALANCE—December 31, 2001	120,289,136	103,810,055	224,099,191
Net income	32,489,262	32,489,261	64,978,523
Partners' contributions	43,500,000	43,500,000	87,000,000
Distributions to partners	(37,000,000)	(37,000,000)	(74,000,000)

BALANCE—December 31, 2002	159,278,398	142,799,316	302,077,714
Net income	36,973,859	36,973,858	73,947,717
Distributions to partners	(38,000,000)	(38,000,000)	(76,000,000)

BALANCE—December 31, 2003	$158,252,257	$141,773,174	$300,025,431

The accompanying notes are an integral part of these financial statements.

VICTORIA PARTNERS
(dba Monte Carlo Resort & Casino)

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$73,947,717	$64,978,523	$62,574,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,945,409	13,020,719	16,674,921
Gain on disposal of fixed assets	(20,340)	(15,959)	(16,874)
Increase in allowance for doubtful accounts	643,754	1,107,520	633,574
Changes in assets and liabilities:
Accounts receivable	(1,345,437)	705,702	2,882,220
Prepaid expenses	(24,960)	(2,218,880)	750,060
Inventories	(365,296)	148,265	(143,695)
Other assets	(19,354)	1,345,518	(183,800)
Accounts payable	(42,047)	(195,546)	(1,448,987)
Interest payable	—	(200,628)	(379,801)
Accrued liabilities:
Jackpots and prizes	121,956	677,825	(1,155,107)
Salaries, wages and benefits	899,075	(651,368)	583,465
Gaming and other taxes	176,244	232,897	(460,707)
Advance room deposits	2,166,065	1,640,300	(767,187)
Other	782,147	31,505	(684,719)

Net cash provided by operating activities	89,864,933	80,606,393	78,858,042

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,676,747)	(5,745,035)	(7,365,990)
Proceeds from sale of fixed assets	506,458	65,105	110,732

Net cash used in investing activities	(12,170,289)	(5,679,930)	(7,255,258)

CASH FLOWS FROM FINANCING ACTIVITIES:
Partners' contributions	—	87,000,000	—
Distributions to partners	(76,000,000)	(74,000,000)	(72,000,000)
Payments on revolving credit facility	—	(87,000,000)	—

Net cash used in financing activities	(76,000,000)	(74,000,000)	(72,000,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$1,694,644	$926,463	$(397,216)
CASH AND CASH EQUIVALENTS—Beginning of year	15,106,522	14,180,059	14,577,275

CASH AND CASH EQUIVALENTS—End of year	$16,801,166	$15,106,522	$14,180,059

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—Cash paid during the year for interest	$6,210	$1,413,192	$4,827,952

The accompanying notes are an integral part of these financial statements.

VICTORIA PARTNERS
(dba Monte Carlo Resort & Casino)

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

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

        Allowance for Doubtful Accounts—The Partnership reserves an estimated amount for receivables that may not be collected. Methodologies for estimating bad debt reserves range from specific reserves to various percentages applied to aged receivables. Historical collection rates and customer relationships are considered in determining specific reserves. Bad debt expense was $911,309, $2,375,718 and $1,934,365 for the years ended December 31, 2003, 2002 and 2001. Write-offs, net of recoveries, were $267,553, $1,268,198 and $1,300,791 for the years ended December 31, 2003, 2002 and 2001, respectively.

        Inventories—Inventories are stated at the lower of cost, using a first-in, first-out basis or market.

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

        Deferred Finance Charges—Fees paid by the Partnership in obtaining its long-term debt facility were included in other assets and were fully amortized as of December 31, 2001. These charges were amortized over the period of the loan. Amortization relating to these charges of $236,142 was included in interest expense in the year ended December 31, 2001.

        Jackpots and Prizes—The Partnership accrues for all progressive slot machine jackpots and other fixed jackpots in excess of $25,000. Fixed jackpot accruals are recorded as a reduction of gaming revenues ratably over the period of play expected to precede payout. Any portion of a jackpot not already accrued is charged to revenue at the time of payout.

        Revenue Recognition—Casino revenues are the net difference between the sums received as winnings and the sums paid as losses. Incentives, such as discounts to induce casino play, are deducted from gross revenues. Hotel, food and beverage and other revenues are generally recognized as services are provided to customers.

        Complimentary Allowances—Revenues include the retail value of rooms, food and beverage furnished gratuitously to customers. Such amounts are then deducted as complimentary allowances.

        The estimated costs of providing such complimentary allowances, as they relate to the casino department, are included in casino expenses as follows for the years ended December 31:

	2003	2002	2001
Rooms	$1,618,978	$1,798,576	$1,983,934
Food and beverage	3,881,786	4,139,629	4,398,029
Other	734,098	794,950	964,108

	$6,234,862	$6,733,155	$7,346,071

        Player Club Points—The Partnership's casino player club allows customers to earn "points" based on the volume of their gaming activity. These points are redeemable for certain complimentary services, merchandise and/or cash rebates. In February 2001, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus in EITF Issue No. 00-22, Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future. EITF Issue No. 00-22 requires that the redemption of points for cash be recognized as a reduction of revenue. The Partnership has complied with the requirements of EITF Issue No. 00-22 in the accompanying statements of income.

        Advertising—Advertising costs are expensed as incurred and amounted to $2,991,413, $4,030,752 and $3,454,222 for the years ended December 31, 2003, 2002 and 2001, respectively.

        Recently Issued Accounting Pronouncements—During the period covered by these financial statements, the FASB has issued certain pronouncements on accounting policies that the Partnership has adopted as prescribed. The adoption of these accounting policies did not have a material impact on the Partnership's financial position or results of operations.

3. RELATED PARTY TRANSACTIONS

        MRG provides management information system services to the Partnership and directly charges or allocates a portion of its costs to the Partnership. The allocation to the partnership was $991,704 for each of the years ended December 31, 2003, 2002 and 2001 and is included in general and administrative expenses. Additionally, certain management employees of MRG are assigned on a permanent basis to the Partnership. The cost of these employees' salaries paid by MRG is reimbursed by the Partnership.

        The Partnership participates with the MRG properties in cross-property marketing efforts through a casino players' club. The players' club's costs to the Partnership are based on actual volume of activity at the Monte Carlo Resort & Casino.

        During 2003, the Partnership sold fully depreciated, miscellaneous equipment to entities controlled by MRG for $1,500 and to employees for $1,602. During 2002, the Partnership sold fully depreciated, miscellaneous equipment to entities controlled by MRG for $6,356.

4. PROPERTY AND EQUIPMENT

        Property and equipment consist of the following at December 31:

	2003	2002	Estimated Useful Life (Years)
Land	$54,979,644	$54,979,644
Buildings	264,094,344	263,586,452	30-45
Leasehold improvements	6,100,923	6,100,923	2.5
Furniture, fixtures and equipment	86,611,613	81,712,258	3-15
Construction in progress	2,832,916	513,706

	414,619,440	406,892,983
Less accumulated depreciation and amortization	(124,594,840)	(116,158,603)

Property and equipment—net	$290,024,600	$290,734,380

        Included in leasehold improvements is the 1996 purchase of the interest in the lease between Fri-Admin ("Carrows") and La Quinta Development Partners ("La Quinta") for approximately $6,000,000. The Partnership subleased the property to Carrows, the former lessee. During 1997, New York-New York Hotel & Casino, LLC ("New York-New York") purchased La Quinta and thereby became the lessor of the property. New York-New York is owned by MGM MIRAGE, the parent company of MRGS Corp. Under the agreement, the Partnership now pays all obligations to New York-New York and is paid a similar amount by Carrows. The lease specifies a term of 10 years through November 2008 at an annual base rent of $73,142 and provides for certain additional rents based upon annual revenues. The lease also provides for an additional five-year renewal option, increasing the annual base rent to $75,000 through November 2013.

5. REVOLVING CREDIT FACILITY

        The Partnership had a revolving loan facility with a total commitment of $200,000,000 and a maturity date of April 2, 2002. The interest rate fluctuated based on the Partnership's performance. At December 31, 2001, interest was payable at the London Interbank Offering Rate ("LIBOR") of

1.9375% plus a margin of .625%. The weighted-average interest rate as of December 31, 2001 was 2.75%. In 2002, the Partnership requested an extension of the maturity date. On July 5, 2002, the outstanding commitment was retired with funds contributed equally by each partner.

6. COMMITMENTS AND CONTINGENCIES

        Litigation—The Partnership is party to various litigation arising in the normal course of business. Management is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the Partnership's financial position or the results of operations.

        Loss of Business Payment—On April 11, 2003, the Partnership entered into an agreement with MRGS Corp. pursuant to which MRGS Corp. agreed to pay the Partnership an amount representing the estimated loss of profits resulting from the temporary closure of the tram connecting the Monte Carlo to the Bellagio (owned by MRGS Corp.). The agreement also provides for a payment to the Partnership if the rental income from leased outlets at Monte Carlo falls below a specified level during the period the tram is closed. The Partnership is recognizing these payments as other revenues ratably over the period the tram is expected to be closed. The Partnership recognized $2,955,912 relating to these payments as other revenues in 2003.

        Operating Leases—The Partnership leases certain equipment under operating leases. Future minimum payments under noncancelable operating leases with initial terms of one year or more consist of the following at December 31, 2003:

2004	$227,138
2005	227,138
2006	14,500

$468,776

        Total rental expense under operating leases for the years ended December 31, 2003, 2002 and 2001 was $865,295, $946,610 and $658,857, respectively.

******

INDEPENDENT AUDITORS' REPORT

Partners
Victoria Partners dba Monte Carlo Resort & Casino

        We have audited the accompanying balance sheets of Victoria Partners dba Monte Carlo Resort & Casino (a Nevada Partnership, the "Partnership") as of December 31, 2003 and 2002, and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Partnership for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 26, 2002.

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

        In our opinion, such financial statements present fairly, in all material respects, the financial position of Victoria Partners dba Monte Carlo Resort & Casino as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

March 12, 2004
Las Vegas, Nevada

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

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

        An evaluation was performed by management, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that, as of January 31, 2004, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

        There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Incorporated herein by this reference is (i) the information beginning with the question "What is the background of this year's nominees?" under the caption "Item 1—Election of Directors and Nominee Biographies" to, but not including, the caption "Compensation of Directors" in the proxy statement to be filed by Mandalay Resort Group with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended January 31, 2004 and forwarded to stockholders prior to the 2004 Annual Meeting of Stockholders (the "2004 Proxy Statement"), (ii) the information in the 2004 Proxy Statement beginning immediately following the caption "Board Committees and Meeting Attendance" to, but not including, the caption "Item 2—Ratification of Selection of Independent Auditors," and (iii) the information in the 2004 Proxy Statement beginning immediately following the caption "Section 16(a) Beneficial Ownership Reporting Compliance" to, but not including, the caption "General."

ITEM 11. EXECUTIVE COMPENSATION.

        Incorporated herein by this reference is (i) the information in the 2004 Proxy Statement beginning immediately following the caption "Compensation of Directors" to, but not including, the caption "Board Committees and Meeting Attendance," (ii) the information in the 2004 Proxy Statement beginning immediately following the caption "Executive Compensation" to, but not including, the caption "Certain Transactions," and (iii) the information in the 2004 Proxy Statement beginning immediately following the caption "Compensation Committee Interlocks and Insider Participation" to, but not including, the caption "Report of the Audit Committee."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        Incorporated herein by this reference is the information in the 2004 Proxy Statement beginning immediately following the caption "Stock Ownership of Certain Beneficial Owners and Management" to, but not including, the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

        Equity Compensation Plan Information.    The following table gives information about our common stock that may be issued under our existing equity compensation plans as of January 31, 2004. Other than stock options, we did not have any warrants or other rights to acquire our common stock outstanding under our plans as of January 31, 2004.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,475,181	$21.01	3,181,074	(2)
Equity compensation plans not approved by security holders(1)	291,371	$20.65	15,400	(3)
Total	1,766,552	$20.95	3,196,474

(1)
These plans are our 1998 Stock Option Plan and our 1999 Non-Employee Directors Stock Option Plan which are described below.

(2)
These shares are available for issuance upon the exercise of stock options and may also be issued as restricted stock or performance share awards under our 2002 Stock Incentive Plan.

(3)
These shares are available for issuance only upon the exercise of stock options granted under our 1998 Stock Option Plan.

        On April 23, 1998 our Board of Directors adopted the 1998 Stock Option Plan (the "1998 Plan"), which provides for the issuance of options to purchase shares of Mandalay common stock to full-time salaried employees of Mandalay and its subsidiaries (other than excluded individuals) who have managerial, professional or supervisory responsibilities and consultants and advisors (other than excluded individuals) who render bona fide services to Mandalay and its subsidiaries, in each case, where the committee administering the plan determines that the individual has the capacity to make a substantial contribution to the success of Mandalay. Individuals who serve as executive officers of Mandalay (including its Chairman of the Board, Vice Chairman, President and Vice-Presidents) and directors of Mandalay are not permitted to receive options under the 1998 Plan. Any material revision of the plan that expands the scope of the plan, such as a material increase in the number of shares available under the plan (other than solely to reflect a reorganization, stock split, merger, spinoff or similar transaction) will require the approval of our stockholders under applicable requirements of the New York Stock Exchange where our common stock is listed. Otherwise, the 1998 Plan may be amended by the Board of Directors without the consent of stockholders, but no amendment may, without the consent of the holder of any options granted pursuant thereto, affect the holder's rights under those options. The number of individuals who are currently eligible to receive options under the 1998 Plan is approximately 2,800. The 1998 Plan, which originally provided for the issuance of options to purchase up to 3,000,000 shares, is administered by the Compensation Committee of Mandalay's Board of Directors which has the authority, subject to the limits imposed by the terms of the plan, to determine the persons to whom options are granted and the terms of those options.

        On February 12, 1999, our Board of Directors adopted the 1999 Non-Employee Directors Stock Option Plan (the "1999 Plan"), which originally provided for the grant of options to purchase up to 100,000 shares to our non-employee directors. The Board of Directors has exclusive authority, subject to the limits imposed by the terms of the 1999 Plan, to determine the individuals to whom options are to be granted and the terms of those options. On the date the 1999 Plan was adopted, the Board of Directors granted to each of the four individuals then serving as a non-employee director an option to purchase 25,000 shares of our common stock at $14.50 per share, representing the closing price of the common stock on the New York Stock Exchange Composite Tape on the date of the grants. Any material revision of the plan that expands the scope of the plan, such as a material increase in the number of shares available under the plan (other than solely to reflect a reorganization, stock split, merger, spinoff or similar transaction) will require the approval of our stockholders under applicable requirements of the New York Stock Exchange where our common stock is listed. Otherwise, the 1999 Plan may be amended by the Board of Directors without the consent of stockholders, but no amendment may, without the consent of the holder of any options granted pursuant thereto, affect the holder's rights under those options. Subject to the rights reserved to the Board of Directors, the 1999 Plan is administered by a committee whose members are Michael S. Ensign and Glenn W. Schaeffer, neither of whom is eligible to receive an award under the 1999 Plan.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Incorporated herein by this reference is (i) the information in the 2004 Proxy Statement beginning immediately following the caption "Certain Transactions" to, but not including, the caption "Report of the Board of Directors and the Compensation Committee on Executive Compensation" and (ii) the information immediately following the caption "Compensation Committee Interlocks and Insider Participation" to, but not including, the caption "Report of the Audit Committee."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Incorporated herein by this reference is the information in the 2004 Proxy Statement beginning immediately following the caption "Fees to Independent Auditors" to, but not including, the caption "Executive Compensation."

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)
(1)  Consolidated Financial Statements:

(a)
(2)  Supplemental Financial Statement Schedules:

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Year Ended January 31,	Balance at Beginning of year	Charged to Costs and Expenses	Deductions	Balance at end of year
2004 Allowance for doubtful accounts	$27,270	$2,105	$15,376	$13,999
2003 Allowance for doubtful accounts	35,404	7,165	15,299	27,270
2002 Allowance for doubtful accounts	33,321	20,381	18,298	35,404

(a)
(3) Exhibits:

        The following exhibits are filed as a part of this report or incorporated herein by reference:

3.1.1.	Restated Articles of Incorporation of the Registrant as of July 15, 1998 and Certificate of Amendment thereto, dated June 29, 1989. (Incorporated by reference to Exhibit 3(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1991—Commission File No. 1-8570.)
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
3.3.
Restated Bylaws of the Registrant dated June 26, 2003. (Incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003—Commission File No. 1-8570.)
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
4.9.
Commercial Paper Dealer Agreement, dated October 9, 1997, between the Registrant and Merrill Lynch Money Markets Inc. (Incorporated by reference to Exhibit 4(b) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1997—Commission File No. 1-8570.)
4.10.
Commercial Paper Dealer Agreement, dated October 9, 1997, between the Registrant and BancAmerica Robertson Stephens. (Incorporated by reference to Exhibit 4(c) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1997—Commission File No. 1-8570.)
4.11.
Commercial Paper Dealer Agreement, dated October 9, 1997, between the Registrant and Credit Suisse First Boston Corporation. (Incorporated by reference to Exhibit 4(d) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1997—Commission File No. 1-8570.)
4.12.
Issuing and Paying Agency Agreement, dated October 9, 1997, between the Registrant and The Chase Manhattan Bank. (Incorporated by reference to Exhibit 4(e) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1997—Commission File No. 1-8570.)
4.13.
Indenture by and between the Registrant and First Interstate Bank of Nevada, N.A., as Trustee with respect to the Registrant's 6 3/4% Senior Subordinated Notes due 2003 and its 7 5/8% Senior Subordinated Debentures due 2013. (Incorporated by reference to Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated July 21, 1993—Commission File No. 1-8570.)
4.14.
Indenture, dated February 1, 1996, by and between the Registrant and First Interstate Bank of Nevada, N.A., as Trustee. (Incorporated by reference to Exhibit 4(b) to the Registrant's Current Report on Form 8-K dated January 29, 1996—Commission File No. 1-8570.)

4.15.
Supplemental Indenture, dated February 1, 1996, by and between the Registrant and First Interstate Bank of Nevada, N.A., as Trustee, with respect to the Registrant's 6.45% Senior Notes due February 1, 2006. (Incorporated by reference to Exhibit 4(c) to the Registrant's Current Report on Form 8-K dated January 29, 1996—Commission File No. 1-8570.)
4.16.
6.45% Senior Notes due February 1, 2006 in the principal amount of $200,000,000. (Incorporated by reference to Exhibit 4(d) to the Registrant's Current Report on Form 8-K dated January 29, 1996—Commission File No. 1-8570.)
4.17.
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
4.18.
6.70% Senior Notes due February 15, 2096 in the principal amount of $150,000,000. (Incorporated by reference to Exhibit 4(d) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1996 — Commission File No. 1-8570.)
4.19.
Indenture, dated November 15, 1996, by and between the Registrant and Wells Fargo Bank (Colorado), N.A., as Trustee. (Incorporated by reference to Exhibit 4(e) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1996—Commission File No. 1-8570.)
4.20.
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
4.21.
7.0% Senior Notes due February 15, 2036, in the principal amount of $150,000,000. (Incorporated by reference to Exhibit 4(g) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1996—Commission File No. 1-8570.)
4.22.
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
4.23.
Indenture dated November 20, 1998, by and between the Registrant and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998—Commission File No. 1-8570.)
4.24.
Supplemental Indenture, dated November 20, 1998, by and between the Registrant and The Bank of New York, as Trustee, with respect to the Registrant's 9 1/4% Senior Subordinated Notes due December 1, 2005. (Incorporated by reference to Exhibit 4(b) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998—Commission File No. 1-8570.)
4.25.
9 1/4% Senior Subordinated Notes due December 1, 2005 in the principal amount of $275,000,000. (Incorporated by reference to Exhibit 4(c) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998—Commission File No. 1-8570.)

4.26.
Indenture dated as of July 24, 2000 by and between the Registrant and The Bank of New York with respect to $500 million aggregate principal amount of 10 1/4% Senior Subordinated Notes due 2007. (Incorporated by reference to Exhibit 4.1 to the Registrant's Form S-4 Registration Statement No. 333-44216.)
4.27.
Indenture dated as of August 16, 2000 by and between the Registrant and The Bank of New York, with respect to $200 million aggregate principal amount of 9 1/2% Senior Notes due 2008. (Incorporated by reference to Exhibit 4.1 to the Registrant's Form S-4 Registration Statement No. 333-44838.)
4.28.
Indenture dated as of December 20, 2001 by and among the Registrant and The Bank of New York, with respect to $300 million aggregate principal amount of 9 3/8% Senior Subordinated Notes due 2010. (Incorporated by reference to Exhibit 4.1 to the Registrant's Form S-4 Registration Statement No. 333-82936.)
4.29.
Registration Rights Agreement dated as of December 20, 2001 by and among the Registrant and Banc of America Securities LLC, Deutsche Bank Alex Brown, Inc., Salomon Smith Barney Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Lyonnais Securities (USA) Inc., Credit Suisse First Boston Corporation, Dresdner Kleinwort Wasserstein Grantchester Inc., Scotia Capital (USA) Inc., SG Cowen Securities Corporation, UBS Warburg LLC, and Wells Fargo Brokerage Services LLC. (Incorporated by reference to Exhibit 4.2 to the Registrant's Form S-4 Registration Statement No. 333-82936.)
4.30.
Indenture dated as of March 21, 2003 by and among the Registrant and The Bank of New York with respect to $400 million aggregate principal amount of Floating Rate Convertible Senior Debentures due 2033. (Incorporated by reference to Exhibit 4.44 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2003—Commission File No. 1-8570.)
4.31.
Registration Rights Agreement dated as of March 21, 2003 by and between the Registrant and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Banc of America Securities LLC. (Incorporated by reference to Exhibit 4.45 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2003—Commission File No. 1-8570.)
4.32.
Indenture, dated as of July 31, 2003, by and between the Registrant and The Bank of New York with respect to $250 million aggregate principal amount of 6 1/2% Senior Notes due 2009. (Incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003—Commission File No. 1-8570.)
4.33.
Registration Rights Agreement, dated as of July 31, 2003, by and among the Registrant and Banc of America Securities LLC, Deutsche Bank Securities Inc., Citigroup Global Markets Inc., Credit Suisse First Boston LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, SG Cowen Securities Corporation, Credit Lyonnais Securities (USA) Inc., Scotia Capital (USA) Inc., BNY Capital Markets, Inc. and Mizuho International plc. (Incorporated by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003—Commission File No. 1-8570.)
4.34.
Indenture, dated as of November 25, 2003, by and between the Registrant and The Bank of New York with respect to $250 million aggregate principal amount of 6 3/8% Senior Notes due 2011. (Incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2003—Commission File No. 1-8570.)

4.35.
Registration Rights Agreement, dated as of November 25, 2003, by and among the Registrant and Banc of America Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Credit Suisse First Boston LLC, J.P. Morgan Securities Inc., SG Cowen Securities Corporation, Credit Lyonnais Securities (USA) Inc., Scotia Capital (USA) Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mizuho International plc. and Wells Fargo Securities, LLC. (Incorporated by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2003—Commission File No. 1-8570.)
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
10.9.
Thirteenth Amendment and Restatement of the Registrant's Employees' Profit Sharing and Investment Plan. (Incorporated by reference to Exhibit 4(d) to Post Effective Amendment No. 11 to the Registrant's Registration Statement No. 33-18278 on Form S-8.)
10.10.
Fourteenth Amendment, dated November 21, 2000, to the Registrant's Employees' Profit Sharing and Investment Plan. (Incorporated by reference to Exhibit 10(j) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2001—Commission File No. 1-8570.)
10.11.
Fifteenth Amendment, dated November 29, 2001, to the Registrant's Employees' Profit Sharing and Investment Plan. (Incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2002—Commission File No. 1-8570.)
10.12.
Sixteenth Amendment, dated November 20, 2002, to the Registrant's Employees' Profit Sharing and Investment Plan. (Incorporated by reference to Exhibit 4(g) to Post Effective Amendment No. 12 to the Registrant's Registration Statement No. 33-18278 on Form S-8.)

10.13.
Seventeenth Amendment, dated December 31, 2002, to the Registrant's Employees' Profit Sharing and Investment Plan. (Incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2003—Commission File No. 1-8570.)
10.14.
Eighteenth Amendment and Restatement, dated October 10, 2003, of the Registrant's Employees' Profit Sharing and Investment Plan. (Incorporated by reference to Exhibit 4(d) to Post Effective Amendment No. 13 to the Registrant's Registration Statement (No. 33-18278) on Form S-8.)
10.15.
Nineteenth Amendment, dated December 17, 2003, of the Registrant's Employees' Profit Sharing and Investment Plan. (Incorporated by reference to Exhibit 4(e) to Post Effective Amendment No. 14 to the Registrant's Registration Statement (No. 33-18278) on Form S-8.)
10.16.
Ninth Amendment and Restatement of the Registrant's Employees' Profit Sharing and Investment Trust. (Incorporated by reference to Exhibit 4(e) to Post Effective Amendment No. 11 to the Registrant's Registration Statement (No. 33-18278) on Form S-8.)
10.17.
Tenth Amendment and Restatement of the Registrant's Employees' Profit Sharing and Investment Trust. (Incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2002—Commission File No. 1-8570.)
10.18.
Eleventh Amendment and Restatement of the Registrant's Employees' Profit Sharing and Investment Trust. (Incorporated by reference to Exhibit 4(e) to Post Effective Amendment No. 13 to the Registrant's Registration Statement (No. 33-18278) on Form S-8.)
10.19.
Group Annuity Contract No. GA70867 between Philadelphia Life (formerly Bankers Life Company) and Trustees of the Registrant's Employees' Profit Sharing and Investment Plan. (Incorporated by reference to Exhibit 4(c) to the Registrant's Registration Statement (No. 33-1459) on Form S-8.)
10.20.
Lease, dated August 3, 1977, by and between B&D Properties, Inc., as lessor, and the Registrant, as lessee; Amendment of Lease, dated May 6, 1983. (Incorporated by reference to Exhibit 10(h) to the Registrant's Registration Statement (No. 2-85794) on Form S-1.)
10.21.
Lease by and between Robert Lewis Uccelli, guardian, as lessor, and Nevada Greens, a limited partnership, William N. Pennington, as trustee, and William G. Bennett, as trustee, and related Assignment of Lease. (Incorporated by reference to Exhibit 10(p) to the Registrant's Registration Statement (No. 33-4475) on Form S-1.)
10.22.
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
10.23.
Amended and Restated Agreement of Joint Venture of Circus and Eldorado Joint Venture by and between Eldorado Limited Liability Company and Galleon, Inc. (Incorporated by reference to Exhibit 3.3 to the Form S-4 Registration Statement of Circus and Eldorado Joint Venture and Silver Legacy Capital Corp.—Commission File No. 333-87202.)

10.24.
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
10.25.
Amendment No. 1 to the Amended and Restated Credit Agreement, by and among Circus and Eldorado Joint Venture, the Banks named therein and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10(w) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2000—Commission File No. 1-8570.)
10.26.
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
10.38.
Collateral Account Agreement, dated as of March 5, 2002, by and among Circus and Eldorado Joint Venture, Silver Legacy Capital Corp., and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 10.10.5 to the Annual Report on Form 10-K for the year ended December 31, 2001 of Eldorado Resorts LLC and Eldorado Capital Corp.—Commission File No. 333-11811.)
10.39.
Environment Indemnity Agreement entered into as of March 5, 2002, by Circus and Eldorado Joint Venture and Silver Legacy Capital Corp. (Incorporated by reference to Exhibit 10.10.6 to the Annual Report on Form 10-K for the year ended December 31, 2001 of Eldorado Resorts LLC and Eldorado Capital Corp.—Commission File No. 333-11811.)
10.40.
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
10.41.
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

10.42.
Exchange Agreement, dated March 19, 1995, by and among the Registrant and New Way, Inc., a wholly owned subsidiary of the Registrant, Glenn W. Schaeffer, Gregg H. Solomon, Antonio C. Alamo, Anthony Korfman and William Ensign. (Incorporated by reference to Exhibit 10(ff) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1995—Commission File No. 1-8570.)
10.43.
First Amendment to Exchange Agreement, dated May 30, 1995, by and among the Registrant and New Way, Inc., a wholly owned subsidiary of the Registrant, Glenn W. Schaeffer, Gregg H. Solomon, Antonio C. Alamo, Anthony Korfman and William Ensign. (Incorporated by reference to Exhibit 10(d) to the Registrant's Current Report on Form 8-K dated June 1, 1995—Commission File No. 1-8570.)
10.44.
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
10.45.
Standstill Agreement, dated as of June 1, 1995, by and among the Registrant and Michael S. Ensign, William A. Richardson, David R. Belding, Peter A. Simon II and Glenn W. Schaeffer. (Incorporated by reference to Exhibit 99.4 of the Schedule 13D of Michael S. Ensign, relating to the Registrant's Common Stock, filed on June 12, 1995.)
10.46.
Amendment No. 1 to Standstill Agreement, effective April 16, 1996, by and among the Registrant and Michael S. Ensign, William A. Richardson, David R. Belding, Peter A. Simon II and Glenn W. Schaeffer. (Incorporated by reference to Exhibit 99.7 of Amendment No. 2 to the Schedule 13D of Michael S. Ensign, relating to the Registrant's Common Stock, filed on September 5, 1996.)
10.47.*	2000 Executive Officers' Bonus Plan. (Incorporated by reference to Appendix A to the Registrant's definitive proxy statement dated April 28, 2000 relating to its 2000 Annual Meeting of Stockholders.)
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
10.57.
Amendment No. 4 to the Victoria Partners Loan Agreement, dated as of October 16, 1995. (Incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1995—Commission File No. 1-8570.)
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
10.73.
Fourth Amendment dated August 2, 2002, to Operating Agreement dated October 7, 1997, by and between Circus Circus Michigan, Inc. and Atwater Casino Group, L.L.C. (Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2003—Commission File No. 1-8570.)

10.74.
Fifth Amendment dated October 31, 2003, to Operating Agreement dated October 7, 1997, by and between Circus Circus Michigan, Inc. and Atwater Casino Group, L.L.C. (Incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2003—Commission File No. 1-8570.)
10.75.
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
10.76.
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
10.77.
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
10.78.
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
10.79.
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
10.81.
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

10.82.
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
10.83.
Conveyance Agreement, dated April 29, 1999, by and among the City of Detroit, the Economic Development Corporation of the City of Detroit and Detroit Entertainment, L.L.C. (Incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1999—Commission File No. 1-8570.)
10.84.
Loan Agreement, dated as of June 30, 1999 among Detroit Entertainment, L.L.C., the Banks named therein and Bank of America National Trust and Savings Association, as administrative agent for the Banks. (Incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999—Commission File No. 1-8570.)
10.85.
Amendment No. 1 to the Loan Agreement, dated June 30, 1999 among Detroit Entertainment, L.L.C., the Banks named therein and Bank of America, N.A., as administrative agent for the Banks. (Incorporated by reference to Exhibit 10(d) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2000—Commission File No. 1-8570.)
10.86.
Amendment No. 2, dated January 31, 2001, to the Loan Agreement, dated June 30, 1999, among Detroit Entertainment, L.L.C., the Banks named therein and Bank of America, N.A., as administrative agent for the Banks. (Incorporated by reference to Exhibit 10(lll) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2001—Commission File No. 1-8570.)
10.87.
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
10.88.
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
10.90.
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

10.91.
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
10.92.
Guaranty, dated October 30, 1998, by the Registrant in favor of First Security Bank, National Association, as Trustee, and the Banks named therein. (Incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998—Commission File No. 1-8570.)
10.93.
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
10.96.
Aircraft Lease Agreement, dated December 28, 2001, between the Registrant and General Electric Capital Corporation. (Incorporated by reference to Exhibit 10.91 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2002—Commission File No. 1-8570.)
10.97.*
Supplemental Executive Retirement Plan. (Incorporated by reference to Exhibit 10(c) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998—Commission File No. 1-8570.)
10.98.*
Amendment No. 1 to Supplemental Executive Retirement Plan. (Incorporated by reference to Exhibit 10(uuu) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2001—Commission File No. 1-8570.)
10.99.*
Amendment No. 2 to Supplemental Executive Retirement Plan. (Incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2001—Commission File No. 1-8570.)
10.100.
Stock Purchase Agreement, dated as of September 8, 2000, among the Registrant, Bank of America, N.A. and MBG Trust. (Incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2000—Commission File No. 1-8570.)
10.101.
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
10.103.
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
10.104.
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
10.105.
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
10.107.
Amendment, dated as of September 15, 2001, to the Amended and Restated Trust Agreement, dated as of September 8, 2000, between NMS Services (Cayman) Inc. and Wilmington Trust Company. (Incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2001—Commission File No. 1-8570.)
10.108.
Master Lease, dated as of June 30, 2003, by and among the Registrant, Mandalay Corp., Ramparts, Inc., New Castle Corp. and Circus Circus Casinos, Inc., as lessees and Wells Fargo Bank Northwest, National Association, as lessor. (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003—Commission File No. 1-8570.)
10.109.
Guaranty, dated as of June 30, 2003, by the Registrant and its subsidiaries named therein in favor of Wells Fargo Bank Northwest, National Association, and the other beneficiaries named therein. (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003—Commission File No. 1-8570.)
10.110.
Participation Agreement, dated as of June 30, 2003, by and among the Registrant, Mandalay Corp., Ramparts, Inc., New Castle Corp. and Circus Circus Casinos, Inc., as lessees, the Registrant and its subsidiaries named therein as guarantors, Wells Fargo Bank Northwest, National Association, as lessor and trustee, the persons named therein as lenders and Wells Fargo Bank Nevada, National Association, as collateral agent. (Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003—Commission File No. 1-8570.)

10.111.
Rate Swap Master Agreement, dated as of October 24, 1986, and Rate Swap Supplements One through Four, by and between the Registrant and Bank of America, N.A. (Incorporated by reference to Exhibit 4(j) to the Registrant's Current Report on Form 8-K dated December 29, 1986—Commission File No. 1-8570.)
10.112.
Interest Rate Swap Agreement, dated as of September 27, 1999, by and between the Registrant and Bank of America, N.A. (Incorporated by reference to Exhibit 4(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1999—Commission File No. 1-8570.)
10.113.
Interest Rate Swap Agreement, dated as of September 27, 1999, by and between the Registrant and Bank of America, N.A. (Incorporated by reference to Exhibit 4(b) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1999—Commission File No. 1-8570.)
10.114.
Interest Rate Swap Agreement, dated as of June 3, 2002, by and between the Registrant and Citibank, N.A. (Incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2002—Commission File No. 1-8570.)
10.115.
Interest Rate Swap Agreement, dated as of June 3, 2002, by and between the Registrant and Citibank, N.A. (Incorporated by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2002—Commission File No. 1-8570.)
10.116.
Interest Rate Swap Agreement, dated as of August 7, 2002, by and between the Registrant and Citibank, N.A. (Incorporated by reference to Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2002—Commission File No. 1-8570.)
10.117.
Interest Rate Swap Agreement, dated as of August 7, 2002, by and between the Registrant and Bank of America, N.A. (Incorporated by reference to Exhibit 4.4 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2002—Commission File No. 1-8570.)
10.118.
Interest Rate Swap Agreement, dated as of February 13, 2003, by and between the Registrant and Bank of America, N.A. (Incorporated by reference to Exhibit 4.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2003—Commission File No. 1-8570.)
10.119.
Interest Rate Swap Agreement, dated as of February 12, 2003, by and between the Registrant and The Bank of Nova Scotia. (Incorporated by reference to Exhibit 4.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2003—Commission File No. 1-8570.)
10.120.
Interest Rate Cap Agreement, dated October 20, 1997, between the Registrant and Morgan Guaranty Trust Company of New York. (Incorporated by reference to Exhibit 4(f) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1997—Commission File No. 1-8570.)
10.121.
Interest Rate Cap Agreement, dated January 13, 1998, between the Registrant and Morgan Guaranty Trust Company of New York. (Incorporated by reference to Exhibit 4(h) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998—Commission File No. 1-8570.)

10.122.
Interest Rate Cap Agreement dated June 14, 2000, between the Registrant and Morgan Guaranty Trust Company of New York. (Incorporated by reference to Exhibit 4(e) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2000—Commission File No. 1-8570.)
10.123.
Interest Rate Cap Agreement dated June 29, 2000, between the Registrant and Morgan Guaranty Trust Company of New York. (Incorporated by reference to Exhibit 4(f) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2000—Commission File No. 1-8570.)
10.124.
Interest Rate Swap Agreement, dated as of July 31, 2003, by and between the Registrant and Bank of America, N.A. (Incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003—Commission File No. 1-8570.)
10.125.
Interest Rate Swap Agreement, dated as of July 31, 2003, by and between the Registrant and Bank of America, N.A. (Incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003—Commission File No. 1-8570.)
10.126.
Interest Rate Swap Agreement, dated as of December 2, 2003, by and between the Registrant and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2003—Commission File No. 1-8570.)
10.127.
Interest Rate Swap Agreement, dated as of December 1, 2003, by and between the Registrant and Deutsche Bank AG. (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2003—Commission File No. 1-8570.)
10.128.	Interest Rate Swap Agreement, dated as of April 6, 2004, by and between the Registrant and Bank of America, N.A.
12.	Statement regarding Computation of Ratio of Earnings to Fixed Charges.
21.	Subsidiaries of the Registrant.
23.1.	Consent of Deloitte & Touche LLP related to the Registrant's Consolidated Financial Statements.
23.2	Consent of Deloitte & Touche LLP related to the financial statements of Elgin Riverboat Resort—Riverboat Casino.
23.3	Consent of Deloitte & Touche LLP related to the financial statements of Victoria Partners.
23.4.	Consent of PricewaterhouseCoopers LLP.
31.1.	Certification of Michael S. Ensign, Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2.	Certification of Glenn Schaeffer, Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1.	Certification of Michael S. Ensign Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2.	Certification of Glenn Schaeffer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

        (b)   During the fourth quarter of the fiscal year ended January 31, 2004, Mandalay filed the following reports on Form 8-K:

  •
  A Form 8-K, was filed on November 14, 2003, and included information under Items 5 and 7 relating to the press release announcing the issuance of $250 million 6 3/8% senior unsecured notes due December 15, 2011.

  •
  A Form 8-K, was filed on November 26, 2003, and included information under Items 5 and 7 relating to the press release announcing a settlement agreement with the Lac Vieux Desert Band of Lake Superior Chippewa Indians.

  •
  A Form 8-K, was filed on December 3, 2003, and included information under Items 5 and 7 relating to the press release announcing the company's third quarter results.

  •
  A Form 8-K, was filed on December 9, 2003, and included information under Items 4 and 7 relating to a change in certifying accountant for Elgin Riverboat Resort—Riverboat Casino.

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

MANDALAY RESORT GROUP
Dated: April 14, 2004	By:	/s/ MICHAEL S. ENSIGN Michael S. Ensign Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL S. ENSIGN Michael S. Ensign	Chairman of the Board, Chief Executive Officer and Chief Operating Officer (Principal Executive Officer)	April 14, 2004
/s/ WILLIAM A. RICHARDSON William A. Richardson	Vice Chairman of the Board	April 14, 2004
/s/ GLENN SCHAEFFER Glenn Schaeffer	President, Chief Financial Officer and Director (Principal Financial Officer)	April 14, 2004
/s/ LES MARTIN Les Martin	Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)	April 14, 2004
/s/ WILLIAM E. BANNEN William E. Bannen	Director	April 14, 2004
/s/ JEFFREY D. BENJAMIN Jeffrey D. Benjamin	Director	April 14, 2004
/s/ ROSE MCKINNEY-JAMES Rose McKinney-James	Director	April 14, 2004

/s/ MICHAEL D. MCKEE Michael D. McKee	Director	April 14, 2004
/s/ DONNA B. MORE Donna B. More	Director	April 14, 2004
/s/ HAROLD J. PHILLIPS Harold J. Phillips	Director	April 14, 2004

INDEX TO EXHIBITS

FORM 10-K

Fiscal Year Ended

January 31, 2004

Exhibit Number
10.128.	Interest Rate Swap Agreement, dated as of April 6, 2004, by and between the Registrant and Bank of America, N.A.
12.	Statement regarding Computation of Ratio of Earnings to Fixed Charges.
21.	Subsidiaries of the Registrant.
23.1.	Consent of Deloitte & Touche LLP related to the Registrant's Consolidated Financial Statements.
23.2	Consent of Deloitte & Touche LLP related to the financial statements of Elgin Riverboat Resort—Riverboat Casino.
23.3	Consent of Deloitte & Touche LLP related to the financial statements of Victoria Partners.
23.4.	Consent of PricewaterhouseCoopers LLP.
31.1.	Certification of Michael S. Ensign, Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2.	Certification of Glenn Schaeffer, Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1.	Certification of Michael S. Ensign Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2.	Certification of Glenn Schaeffer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
PART II
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
MANDALAY RESORT GROUP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME
MANDALAY RESORT GROUP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
MANDALAY RESORT GROUP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
MANDALAY RESORT GROUP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
Management's Report on Financial Statements
SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
ELGIN RIVERBOAT RESORT—RIVERBOAT CASINO BALANCE SHEETS DECEMBER 31, 2003 AND 2002
ELGIN RIVERBOAT RESORT—RIVERBOAT CASINO STATEMENTS OF INCOME FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2003
ELGIN RIVERBOAT RESORT—RIVERBOAT CASINO STATEMENTS OF PARTNERS' EQUITY FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2003
ELGIN RIVERBOAT RESORT—RIVERBOAT CASINO STATEMENTS OF CASH FLOWS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2003
ELGIN RIVERBOAT RESORT—RIVERBOAT CASINO NOTES TO FINANCIAL STATEMENTS AS OF DECEMBER 31, 2003 AND 2002 AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2003
INDEPENDENT AUDITORS' REPORT
Report of Independent Accountants
VICTORIA PARTNERS (dba Monte Carlo Resort & Casino) BALANCE SHEETS DECEMBER 31, 2003 AND 2002
VICTORIA PARTNERS (dba Monte Carlo Resort & Casino) STATEMENTS OF INCOME YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
VICTORIA PARTNERS (dba Monte Carlo Resort & Casino) STATEMENTS OF CHANGES IN PARTNERS' EQUITY YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
VICTORIA PARTNERS (dba Monte Carlo Resort & Casino) STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
VICTORIA PARTNERS (dba Monte Carlo Resort & Casino) NOTES TO FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
INDEPENDENT AUDITORS' REPORT
PART III
PART IV
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (in thousands)
SIGNATURES
INDEX TO EXHIBITS FORM 10-K Fiscal Year Ended January 31, 2004