Form 10-K/A
period 2004-01-31
MANDALAY RESORT GROUP
filed 2004-05-28
CIK 725549

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

The aggregate market value of the voting and non-voting common equity held by persons other than the registrant’s directors and executive officers as of July 31, 2003 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the last reported sale price on the New York Stock Exchange on such date, was $1,946,637,793.

The number of shares of registrant’s Common Stock, $.01- 2/3 par value, outstanding at March 31, 2004: 66,579,970.

DOCUMENTS INCORPORATED BY REFERENCE

PART III—Portions of the Registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held on July 6, 2004, are incorporated by reference into Items 10, 11, 13 and 14.

EXPLANATION:

Item 12 is amended and restated solely for the purpose of adding information concerning an additional beneficial owner in the table appearing following the caption “Certain Beneficial Owners.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Certain Beneficial Owners

The following table shows how much of our common stock is beneficially owned by each person known to us to be the beneficial owner of more than 5% of Mandalay’s common stock. This information is as of May 10, 2004, unless we have indicated otherwise.

Name and Address	Number of Shares Beneficially Owned	Approximate Percentage of Class

Capital Research and Management Company	3,812,400(1)	5.65%
333 South Hope Street
Los Angeles, California 90071

FMR Corp.	5,675,580(2)	8.41%
Edward C. Johnson III
Abigail P. Johnson
82 Devonshire Street
Boston, Massachusetts 02109

Hotchkis and Wiley Capital Management, LLC	4,080,820(3)	6.05%
725 South Figueroa Street, 39th Floor
Los Angeles, California 90017-5439

Janus Capital Management LLC	5,470,290(4)	8.11%
100 Fillmore Street
Denver, Colorado 80206-4923

Marsico Capital Management, LLC	8,764,249(5)	12.99%
1200 17th Street
Denver, Colorado 80202

Mellon Financial Corporation	3,525,365(6)	5.23%
Mellon Trust of New England, National Association
Mellon Bank, N.A.
Mellon Trust of California
Dreyfus Investment Advisors, Inc.
Founders Asset Management LLC
Franklin Portfolio Associates LLC
Mellon Capital Management Corporation
Mellon Equity Associates, LLP
The Dreyfus Corporation
The Boston Company Asset Management, LLC
One Mellon Center
Pittsburgh, Pennsylvania 15258

(1)  This is the number of shares beneficially owned by Capital Research and Management Company, as reported in its Schedule 13G/A filed with the Securities and Exchange Commission on February 13, 2004. In such filing, sole dispositive power was reported as to all of the shares.

(2)  This is the number of shares beneficially owned by FMR Corp., Edward C. Johnson III and Abigail P. Johnson, as reported in their Schedule 13G filed with the Securities and Exchange Commission on February 17, 2004. In such filing, FMR Corp. is reported to have sole voting power as to 2,266,680 of the shares and sole dispositive power as to all of the shares, and Edward C. Johnson III and Abigail P. Johnson are each reported to have sole dispositive power as to all of the shares. Fidelity Management & Research Company, a wholly owned subsidiary of FMR Corp., is reported to be the beneficial owner of 3,408,900 of the shares.

(3)  This is the number of shares beneficially owned by Hotchkis and Wiley Capital Management, LLC, as reported in its Schedule 13G/A filed with the Securities and Exchange Commission on February 12, 2004. In this filing, sole voting power was reported as to 3,232,270 of the shares and sole dispositive power was reported as to 3,951,070 of the shares.

(4)  This is the number of shares beneficially owned by Janus Capital Management LLC, as reported in its Schedule 13G filed with the Securities and Exchange Commission on February 17, 2004. In such filing, sole voting and dispositive power was reported as to 5,411,590 shares and shared voting and dispositive power was reported as to 58,700 shares.

(5)  This is the number of shares beneficially owned by Marsico Capital Management, LLC, as reported in its Schedule 13G filed with the Securities and Exchange Commission on May 10, 2004. In this filing, sole voting power was reported as to 7,177,815 of the shares and sole dispositive power was reported as to all of the shares.

(6)  This is the number of shares beneficially owned by Mellon Financial Corporation and the other named entities (each identified as a direct or indirect subsidiary of Mellon Financial Corporation) in their Schedule 13G filed with the Securities and Exchange Commission on February 4, 2004. In such filing, sole voting power was reported as to 2,132,071, shared voting power was reported as to 391,842 shares, sole dispositive power was reported as to 3,058,279 shares and shared dispositive power was reported as to 394,032 shares.

Management

The following table shows how much of our common stock is beneficially owned by each director of Mandalay, each executive officer of Mandalay and by all of Mandalay’s directors and executive officers as a group. The information in the table below is as of May 10, 2004. The “aggregate number of shares beneficially owned” listed in the second column includes the number of shares listed in the third column.

Name	Aggregate Number of Shares Beneficially Owned(1)	Right to Acquire Within 60 days (Number of Shares)	Approximate Percentage of Class

Michael S. Ensign	405,000	—	*

William A. Richardson	300,000	—	*

Glenn W. Schaeffer	364,395	—	*

Yvette E. Landau	40,526	—	*

Les Martin	27,344	—	*

William E. Bannen	10,050	6,000	*

Jeffrey D. Benjamin	—	—	*

Michael D. McKee	30,150	22,000	*

Rose McKinney-James	10,050	6,000	*

Donna B. More	26,050	22,000	*

Harold J. Phillips	4,050	—	*

All directors and executive officers	1,217,615	56,000	1.80
as a group (11 persons)

*  Less than one percent.

(1)  With the exception of Michael D. McKee, who shares with his wife the voting and dispositive power with respect to the shares he owns, the individuals and group named in the table have sole voting and investment power with respect to the shares they own.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued under our existing equity compensation plans as of January 31, 2004. Other than stock options, we did not have any warrants or other rights to acquire our common stock outstanding under our plans as of January 31, 2004.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,475,181	$21.01	3,181,074(2)

Equity compensation plans not approved by security holders (1)	291,371	$20.65	15,400(3)

Total	1,766,552	$20.95	3,196,474

(1)	These plans are our 1998 Stock Option Plan and our 1999 Non-Employee Directors Stock Option Plan which are described below.
(2)	These shares are available for issuance upon the exercise of stock options and may also be issued as restricted stock or performance share awards under our 2002 Stock Incentive Plan.
(3)	These shares are available for issuance only upon the exercise of stock options granted under our 1998 Stock Option Plan.

On April 23, 1998 our Board of Directors adopted the 1998 Stock Option Plan (the “1998 Plan”), which provides for the issuance of options to purchase shares of Mandalay common stock to full-time salaried employees of Mandalay and its subsidiaries (other than excluded individuals) who have managerial, professional or supervisory responsibilities and consultants and advisors (other than excluded individuals) who render bona fide services to Mandalay and its subsidiaries, in each case, where the committee administering the plan determines that the individual has the capacity to make a substantial contribution to the success of Mandalay. Individuals who serve as executive officers of Mandalay (including its Chairman of the Board, Vice Chairman, President and Vice-Presidents) and directors of Mandalay are not permitted to receive options under the 1998 Plan. Any material revision of the plan that expands the scope of the plan, such as a material increase in the number of shares available under the plan (other than solely to reflect a reorganization, stock split, merger, spinoff or similar transaction) will require the approval of our stockholders under applicable requirements of the New York Stock Exchange where our common stock is listed. Otherwise, the 1998 Plan may be amended by the Board of Directors without the consent of stockholders, but no amendment may, without the consent of the holder of any options granted pursuant thereto, affect the holder’s rights under those options. The number of individuals who are currently eligible to receive options under the 1998 Plan is approximately 2,800. The 1998 Plan, which originally provided for the issuance of options to purchase up to 3,000,000 shares, is administered by the Compensation Committee of Mandalay’s Board of Directors which has the authority, subject to the limits imposed by the terms of the plan, to determine the persons to whom options are granted and the terms of those options.

On February 12, 1999, our Board of Directors adopted the 1999 Non-Employee Directors Stock Option Plan (the “1999 Plan”), which originally provided for the grant of options to purchase up to 100,000 shares to our non-employee directors. The Board of Directors has exclusive authority, subject to the limits imposed by the terms of the 1999 Plan, to determine the individuals to whom options are to be granted and the terms of those options. On the date the 1999 Plan was adopted, the Board of Directors granted to each of the four individuals then serving as a non-employee director an option to purchase 25,000 shares of our common stock at $14.50 per share, representing the closing price of the common stock on the New York Stock Exchange Composite Tape on the date of the grants. Any material revision of the plan that expands the scope of the plan, such as a material increase in the number of shares available under the plan (other than solely to reflect a reorganization, stock split, merger, spinoff or similar transaction) will require the approval of our stockholders under applicable requirements of the New York Stock Exchange where our common stock is listed. Otherwise, the 1999 Plan may be amended by the Board of Directors without the consent of stockholders, but no amendment may, without the consent of the holder of any options granted pursuant thereto, affect the holder’s rights under those options. Subject to the rights reserved to the Board of Directors, the 1999 Plan is administered by a committee whose members are Michael S. Ensign and Glenn W. Schaeffer, neither of whom is eligible to receive an award under the 1999 Plan.

No awards other than stock options may be granted under the 1998 Plan or the 1999 Plan. The options granted under the 1998 Plan and the 1999 Plan are not intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended. Each option granted under either plan must be granted at an exercise price which is not less than the fair market value of Mandalay’s common stock on the grant date. The purchase price and the number and kind of shares that may be purchased upon the exercise of options granted pursuant to either plan, and the number of shares which may be issued pursuant to either plan, are subject to adjustment in certain events, including any stock split, recapitalization or reorganization. Each option granted under either plan may be for a term of not more than ten years and, by its terms, will not be transferable except by will or the laws of descent and distribution and may be exercised during the optionee’s lifetime only by the optionee or the optionee’s guardian or legal representative. If a stock option granted under either plan expires or is terminated, canceled or surrendered for any reason without being exercised in full, the shares of common stock which were subject to the unexercised portion of the stock option will again become available for issuance under that plan. Generally, each option granted under either plan, except as otherwise provided by the terms of the grant, will continue to be exercisable in the event of a termination of the optionee’s employment or other relationship with Mandalay (but only to the extent exercisable at the time of such termination) for a period of three months or until such earlier date as the option expires by its terms. In the event of the optionee’s total disability, an option becomes immediately exercisable in full for a period of six months (in the case of the 1998 Plan) or 12 months (in the case of the 1999 Plan) or, in either case, until the earlier date the option expires by its terms. Each option granted under either plan becomes immediately exercisable in full for a period of 12 months in the event of the optionee’s death or until the earlier date the option expires by its terms. Specified acts of misconduct, such as dishonesty, disclosure of confidential information or the inability of the optionee to continue the optionee’s relationship with Mandalay under any law or governmental regulation, including any Nevada gaming law or regulation, will result in the immediate termination of any options held by the optionee under either plan. Each plan will remain in effect for a period of ten years following its adoption by our Board of Directors or until earlier terminated by our Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANDALAY RESORT GROUP

Dated: May 28, 2004	By:	/s/ MICHAEL S. ENSIGN
Michael S. Ensign
Chairman of the Board, Chief Executive Officer and Chief Operating Officer

INDEX TO EXHIBITS

FORM 10-K/A

Fiscal Year Ended

January 31, 2004

Exhibit Number
31.1.	Certification of Michael S. Ensign, Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of Glenn Schaeffer, Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.