Form 10-Q
period 2004-04-30
MANDALAY RESORT GROUP
filed 2004-06-08
CIK 725549

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2004
OR
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 31, 2004
Common Stock, $.01-2/3 par value	67,462,870 shares

MANDALAY RESORT GROUP AND SUBSIDIARIES

Form 10-Q

INDEX

Page No.
Part I. FINANCIAL INFORMATION
Item 1. Financial Statements:
Condensed Consolidated Balance Sheets (Unaudited) at April 30, 2004 and January 31, 2004	3
Condensed Consolidated Statements of Income (Unaudited) for the Three Months Ended April 30, 2004 and 2003	4
Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended April 30, 2004 and 2003	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6-17
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18-31
Item 3. Quantitative and Qualitative Disclosures About Market Risks	32
Item 4. Controls and Procedures	32-33
Part II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	34

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MANDALAY RESORT GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	April 30, 2004	January 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$153,063	$153,490
Receivables, net of allowance	92,888	87,112
Inventories	37,729	35,166
Prepaid expenses and other	67,125	74,099

Total current assets	350,805	349,867

Property, equipment and leasehold interests, at cost, net	3,576,630	3,590,699

Other assets
Excess of purchase price over fair value of net assets acquired	37,965	37,965
Investments in unconsolidated affiliates	574,725	573,306
Other investments	72,959	60,886
Intangible development costs	97,610	95,610
Deferred charges and other assets	71,927	74,163

Total other assets	855,186	841,930

Total assets	$4,782,621	$4,782,496

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$16,677	$16,681
Accounts and contracts payable
Trade	44,036	39,016
Construction	7,276	10,122
Accrued liabilities	265,760	265,132

Total current liabilities	333,749	330,951

Long-term debt, net of current portion	2,868,800	3,001,975

Deferred income tax	236,634	230,324
Accrued intangible development costs	49,360	49,360
Other long-term liabilities	113,227	96,393

Total liabilities	3,601,770	3,709,003

Minority interest	48,350	43,223

Stockholders' equity
Common stock $.01-2/3 par value
Authorized—450,000,000 shares
Issued—114,786,688 and 113,654,263 shares	1,913	1,894
Preferred stock $.01 par value
Authorized—75,000,000 shares	—	—
Additional paid-in capital	615,899	549,022
Retained earnings	1,661,312	1,592,199
Deferred compensation	(66,163)	(540)
Accumulated other comprehensive loss	(23,293)	(23,293)
Treasury stock (47,323,118 and 48,242,286 shares), at cost	(1,057,167)	(1,089,012)

Total stockholders' equity	1,132,501	1,030,270

Total liabilities and stockholders' equity	$4,782,621	$4,782,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

MANDALAY RESORT GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	Three Months Ended April 30,
	2004	2003
REVENUES:
Casino	$346,119	$303,417
Hotel	211,196	160,839
Food and beverage	132,096	112,310
Other	89,546	80,714

	778,957	657,280
Less—complimentary allowances	(49,589)	(40,770)

	729,368	616,510

COSTS AND EXPENSES:
Casino	167,388	158,724
Hotel	67,828	55,961
Food and beverage	88,073	77,287
Other operating expenses	52,402	48,573
General and administrative	115,357	106,747
Corporate general and administrative	10,272	8,469
Depreciation and amortization	50,024	35,137
Operating lease rent	—	11,217
Preopening expenses	—	88

	551,344	502,203

EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	21,662	22,740

INCOME FROM OPERATIONS	199,686	137,047

OTHER INCOME (EXPENSE):
Interest, dividend and other income	1,347	(1,206)
Interest expense	(46,762)	(51,103)
Net interest expense from unconsolidated affiliates	(2,082)	(2,059)

	(47,497)	(54,368)

MINORITY INTEREST	(17,651)	(13,856)

INCOME BEFORE PROVISION FOR INCOME TAX	134,538	68,823
Provision for income tax	(47,210)	(24,777)

NET INCOME	$87,328	$44,046

BASIC EARNINGS PER SHARE
Net income per share	$1.32	$.72

DILUTED EARNINGS PER SHARE
Net income per share	$1.30	$.69

Average shares outstanding—basic	66,225,924	61,598,245

Average shares outstanding—diluted	66,974,204	64,226,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

MANDALAY RESORT GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended April 30,
	2004	2003
Cash flows from operating activities
Net income	$87,328	$44,046
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	50,024	35,137
Provision for bad debts	—	932
Increase (decrease) in deferred income tax	6,310	(25,783)
Tax benefit from stock option exercises	11,342	—
Decrease in interest payable	(17,484)	(12,171)
Increase in accrued pension cost	3,886	2,380
Loss on disposition of fixed assets	860	255
Unconsolidated affiliates' (earnings in excess of distributions) distributions in excess of earnings	(1,522)	6,893
Minority interest in earnings, net of distributions	5,127	9,792
Changes in assets and liabilities:
Other current assets	(1,365)	5,302
Other current liabilities	27,382	47,267
Other noncurrent assets	2,720	27,818
Other	(1,450)	1,111

Total adjustments	85,830	98,933

Net cash provided by operating activities	173,158	142,979

Cash flows from investing activities
Capital expenditures	(37,513)	(86,109)
Decrease in construction payable	(2,846)	(1,413)
Increase in other investments	(10,622)	(10,371)
Intangible development costs	(6,250)	(5,000)
Other	549	265

Net cash used in investing activities	(56,682)	(102,628)

Cash flows from financing activities
Proceeds from issuance of senior notes and convertible senior debentures	—	400,000
Net effect on cash of issuances and payments of debt with initial maturities of three months or less	(120,000)	(300,000)
Principal payments of debt with initial maturities in excess of three months	(4,356)	(16,117)
Debt premium on reverse interest rate swap termination	5,424	—
Debt issuance costs	(92)	(9,271)
Exercise of stock options	18,319	596
Settlements and interest under equity forward agreements, net of tax benefit	—	(100,582)
Payment of cash dividend	(18,215)	—
Other	2,017	(2,051)

Net cash used in financing activities	(116,903)	(27,425)

Net (decrease) increase in cash and cash equivalents	(427)	12,926
Cash and cash equivalents at beginning of year	153,490	148,442

Cash and cash equivalents at end of year	$153,063	$161,368

Supplemental cash flow disclosures
Cash paid for interest (net of amounts capitalized of $203 and $926)	$61,688	$61,135
Cash paid for income taxes	$550	$190
Noncash items
(Increase) decrease in market value of investment in insurance contracts	$(1,450)	$1,111
(Increase) decrease in market value of interest rate swaps	$—	$5,991
Application of deposit for purchase of equipment	$—	$22,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

MANDALAY RESORT GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

        Mandalay Resort Group (the "Company"), which changed its name from Circus Circus Enterprises, Inc. effective June 18, 1999, was incorporated February 27, 1974 in Nevada. The Company owns and operates hotel and casino facilities in Las Vegas, Reno, Laughlin, Jean and Henderson, Nevada and a hotel and dockside casino in Tunica County, Mississippi. In Detroit, Michigan, the Company is the majority investor in a casino. It is also an investor in several unconsolidated affiliates, with operations that include a riverboat casino in Elgin, Illinois, a hotel/casino in Reno, Nevada and a hotel/casino on the Las Vegas Strip. (See Note 2—Investments in Unconsolidated Affiliates.)

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

        The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. The results for the three months ended April 30, 2004 are not necessarily indicative of results to be expected for the full fiscal year.

        These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 2004.

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

	Three Months Ended April 30,
(in thousands, except per share data)
	2004	2003
Net income	$87,328	$44,046

Weighted-average shares outstanding (basic)	66,226	61,598
Dilutive effect of stock options	748	2,628

Weighted-average shares outstanding (diluted)	66,974	64,226

Basic earnings per share	$1.32	$.72

Diluted earnings per share	$1.30	$.69

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

	Three Months Ended April 30,
(in thousands, except per share data)
	2004	2003
Net income as reported	$87,328	$44,046

Less total stock-based employee compensation expense determined under the fair value method, net of tax	(394)	(886)

Pro forma net income	$86,934	$43,160

Net income per share (basic)
As reported	$1.32	$.72
Pro forma	1.31	.70
Net income per share (diluted)
As reported	$1.30	$.69
Pro forma	1.30	.67

        The Company has also issued restricted stock pursuant to one of its stock incentive plans. The total value of each restricted stock grant, based upon the fair market value of the stock on the date of grant, is initially reported as deferred compensation under stockholders' equity. This deferred compensation is then amortized to compensation expense over the related vesting period. A total of 1.2 million shares of restricted stock have been granted resulting in deferred compensation of $66.2 million at April 30, 2004 (net of amortization). The following table shows the amount of compensation expense reflected in the income statement related to grants of restricted stock (in thousands):

	Three Months Ended April 30,
(in thousands)
	2004	2003
Compensation expense	$1,799	$—

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

        Comprehensive income consisted of the following (in thousands):

	Three Months Ended April 30,
	2004	2003
Net income	$87,328	$44,046
Change in fair value of interest rate swaps	—	1,557

Comprehensive income	$87,328	$45,603

        The accumulated comprehensive loss reflected on the balance sheet at April 30, 2004 and January 31, 2004 consisted solely of the minimum pension liability adjustment.

RECLASSIFICATIONS

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

	April 30, 2004	January 31, 2004
Circus and Eldorado Joint Venture (50%) (Silver Legacy, Reno, Nevada)	$61,635	$60,032
Elgin Riverboat Resort (50%) (Grand Victoria, Elgin, Illinois)	245,713	246,637
Victoria Partners (50%) (Monte Carlo, Las Vegas, Nevada)	267,377	266,637

	$574,725	$573,306

        The Company's unconsolidated affiliates operate with fiscal years ending on December 31. Selected results of operations for each of the unconsolidated affiliates are as follows:

Three months ended March 31, 2004 (in thousands)	Silver Legacy	Grand Victoria	Monte Carlo	Total
Revenues	$35,603	$96,012	$73,142	$204,757
Expenses	30,158	84,835	47,819	162,812
Income from operations	5,445	11,177	25,323	41,945
Net income	1,222	11,210	25,337	37,769

Three months ended March 31, 2004 (in thousands)	Silver Legacy	Grand Victoria	Monte Carlo	Total
Revenues	$33,499	$92,643	$67,222	$193,364
Expenses	29,501	71,234	47,045	147,780
Income from operations	3,998	21,409	20,177	45,584
Net income (loss)	(384)	21,511	20,229	41,356

Note 3. Intangible Development Costs

        On August 2, 2002, the Detroit City Council approved a revised development agreement pursuant to which MotorCity Casino will expand its current facility by December 31, 2005. Under the revised development agreement, MotorCity Casino had paid the City of Detroit $44.0 million as of April 30, 2004. MotorCity is further obligated, through letters of credit issued by the Company, to fund approximately $49.4 million to repay bonds issued by the Economic Development Corporation of the City of Detroit ("EDC"). The Company recorded an intangible asset of $93.4 million, representing the total of the above payments and obligations. As of April 30, 2004, the remaining unpaid obligation is $49.4 million.

        MotorCity is also obligated under an indemnity agreement to indemnify the EDC and the City of Detroit with respect to certain liabilities. As of April 30, 2004, MotorCity had paid $4.2 million under this indemnity agreement. These payments are also considered to be part of the intangible development costs.

        The above intangible development costs have an indefinite life. See Note 9—Commitments and Contingent Liabilities for additional details regarding the Company's Detroit joint venture.

Note 4. Long-term Debt

        Long-term debt consisted of the following:

(in thousands)	April 30, 2004	January 31, 2004
Amounts due under bank credit agreements at floating interest rates, weighted average of 2.9% and 2.9%	$330,000	$450,000
6.45% Senior Notes due 2006 (net of unamortized discount of $77 and $88)	199,923	199,912
10 1/4% Senior Subordinated Notes due 2007	500,000	500,000
9 1/2% Senior Notes due 2008	200,000	200,000
6 1/2% Senior Notes due 2009	250,000	250,000
9 3/8% Senior Subordinated Notes due 2010 (net of unamortized discount of $1,546 and $1,612)	298,454	298,388
6 3/8% Senior Notes due 2011 (net of unamortized discount of $1,847 and $1,907)	248,153	248,093
7 5/8% Senior Subordinated Debentures due 2013	150,000	150,000
Amounts due under Convertible Senior Debentures due 2033 at floating interest rates, weighted average of 1.9% and 1.9%	400,000	400,000
7.0% Debentures due 2036 (net of unamortized discount of $62 and $65)	149,938	149,935
6.70% Debentures due 2096	4,265	4,415
Obligation under capital lease	140,905	145,000
Other notes	3,779	3,888

	2,875,417	2,999,631
Current portion of long-term debt	(16,677)	(16,681)
Debt premium from termination of reverse interest rate swaps	21,438	17,711
Market value of reverse interest rate swaps	(11,378)	1,314

	$2,868,800	$3,001,975

        At April 30, 2004, the Company was in compliance with all of the covenants in its credit facilities and new lease agreement and, under the most restrictive covenant, was restricted from issuing additional debt in excess of approximately $1.3 billion.

Note 5. Interest Rate Swaps

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

        In February 2003, the Company entered into two "reverse" interest rate swap agreements ("fair value hedges") with members of its bank group. Under one agreement, the Company received a fixed interest rate of 9.25% and paid a variable interest rate (based on LIBOR plus 6.35%) on $275 million notional amount. Under the other, the Company received a fixed rate of 6.45% and paid a variable interest rate (based on LIBOR plus 3.57%) on $200 million notional amount. In May 2003, the Company elected to terminate the $275 million swap and received $2.7 million in cash, representing the fair market value of the swap. Accounting rules require such gains to be treated as debt premium and amortized over the remaining life of the related debt instrument using an effective interest method. However, since the underlying $275 million Senior Subordinated Notes were called on July 15, 2003, the unamortized portion of this gain (along with the unamortized portion of the gain related to a similar interest rate swap that was terminated in October 2002) was offset against the related loss on early retirement of debt. The total gain thus offset was $9.0 million. Meanwhile, in June 2003, the Company elected to terminate the $200 million swap. The Company received $4.1 million in cash, representing the fair market value of this swap, and recorded a corresponding debt premium which will be amortized to interest expense over the then remaining life of the related debt instrument, which was approximately 2 1/2 years.

        In July 2003, the Company entered into two "reverse" interest rate swap agreements ("fair value hedges") with members of its bank group. Under one agreement, the Company received a fixed interest rate of 6.5% and paid a variable interest rate (based on LIBOR plus 2.39%) on $200 million notional amount. Under the other, the Company received a fixed rate of 6.5% and paid a variable interest rate (based on LIBOR plus 2.42%) on $50 million notional amount. These swaps were being used to hedge the Company's $250 million 6 1/2% Senior Notes due 2009. In March 2004, the Company elected to terminate both of the swaps, pursuant to which it received $5.4 million in cash representing the fair market value of these swaps, and recorded a corresponding debt premium which is being amortized to interest expense over the remaining life of the related debt, which was approximately 5 1/2 years at the time the swap was terminated.

        In December 2003, the Company entered into two "reverse" interest rate swap agreements ("fair value hedges") with members of its bank group. Under one agreement, the Company receives a fixed interest rate of 6.375% and pays a variable interest rate (based on LIBOR plus 1.74%, or 3.1% at April 30, 2004) on $125 million notional amount. Under the other, the Company receives a fixed rate of 6.375% and pays a variable interest rate (based on LIBOR plus 1.72%, or 3.1% at April 30, 2004) on $125 million notional amount. These swaps are being used to hedge the Company's $250 million 6 3/8% Senior Notes due 2011.

        In April 2004, the Company entered into a "reverse" interest rate swap agreement ("fair value hedge") with a member of its bank group. Under this agreement, the Company receives a fixed interest rate of 6.5% and pays a variable interest rate (based on LIBOR plus 2.58%, or 4.0% at April 30, 2004) on $250 million notional amount. This swap is being used to hedge the Company's $250 million 6 1/2% Senior Notes due 2009.

        The net effect of all swaps resulted in a reduction of interest expense of $5.0 million in the three months ended April 30, 2004.

        The Company is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. However, the Company considers the risk of nonperformance by the counterparties to be minimal because the parties to the swaps are predominantly members of the Company's bank group. If the Company had terminated all of its then-existing swaps as of April 30, 2004, the Company would have had to pay a net amount of $11.4 million based on quoted market values from the various financial institutions holding the swaps.

        Our swaps meet the criteria for hedge accounting established by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which the Company adopted in fiscal 2002. The Company reports its swap related assets and liabilities on a net basis in "Other Long-term Liabilities". The fair market value of the swaps designated as fair value hedges decreased $12.7 million during the three months ended April 30, 2004, which increased the net liability with a corresponding decrease in long-term debt.

Note 6. Leasing Arrangements

        On June 30, 2003, the Company exercised its purchase options under previously existing operating leases and purchased equipment for a total purchase price of $198.3 million, representing the equipment's fair market value based upon independent appraisals. Of this amount, $188.0 million was reflected as capital expenditures, with the balance of $10.3 million representing the reversal of unamortized deferred gain related to the December 2001 sale and leaseback transaction. The purchase price was financed utilizing the $145 million the Company received under its new capital lease agreement, with the balance being borrowed under the revolving credit facility.

Note 7. Stock Options and Restricted Stock

        The Company has various stock incentive plans for executive, managerial and supervisory personnel, as well as the Company's outside directors and consultants. All of the plans permit grants of options, and two of the plans also permit the grant of performance shares and restricted stock awards relating to the Company's common stock. As of April 30, 2004, the awards granted pursuant to these plans were stock options, which are generally exercisable in one or more installments beginning not less than six months after the grant date, and restricted stock, which generally vests ratably over three or five years. As of April 30, 2004, the total remaining shares available for grant under these plans (as options, performance shares, or restricted stock) was 2,066,049.

        Summarized information for stock options was as follows:

	Three Months Ended April 30, 2004
	Options	Weighted-Average Exercise Price
Outstanding at beginning of period	1,744,302	$21.19
Granted	—	—
Exercised	(919,168)	19.93
Canceled	—	—

Outstanding at end of period	825,134	22.60

Exercisable at end of period	160,268	20.87

        Summarized information for restricted stock was as follows:

Three Months Ended April 30, 2004
Unvested at beginning of period	20,250
Granted	1,132,425
Vested	—
Canceled	—

Unvested at end of period	1,152,675

        During the three months ended April 30, 2004, the Company did not purchase any shares of its common stock. In the prior year period, the Company did not purchase any shares of its common stock, though it did settle its equity forward agreements (see Note 8).

Note 8. Equity Forward Agreements

        To facilitate the purchase of shares of its common stock, the Company entered into equity forward agreements with Bank of America ("B of A" or "the Bank") providing for the Bank's purchase of up to an agreed amount of the Company's outstanding common stock. Bank of America acquired a total of 6.9 million shares at a total cost of $138.7 million under these agreements. Pursuant to the interim settlement provisions and an amendment to the agreements, the Company had received a net of 3.6 million shares and reduced the notional amount of the agreements by $38.7 million as of January 31, 2003. On March 31, 2003, the Company purchased the remaining 3.3 million shares from B of A for the notional amount of $100 million. The settlement of the contract was funded under the Company's revolving credit facility.

        The Company incurred quarterly interest charges on the notional amount at a rate equal to LIBOR plus 1.95%. Total interest charges incurred from inception through March 31, 2003, amounted to $12.3 million, of which $0.7 million was incurred during fiscal 2004. The Company also incurred structuring fees and commission charges totaling $3.7 million. These interest charges and other fees were included in the cost of treasury stock, net of the related tax benefit.

Note 9. Commitments and Contingent Liabilities

THEhotel

        THEhotel, the new 1,117-all-suites tower at Mandalay Bay, opened in December 2003. The new suites average 750 square feet, among the largest room product in the Las Vegas market. The 43-story tower also includes meeting suites, a spa and fitness center, a lounge and two restaurants, including a rooftop venue "Mix-Las Vegas" created by famed chef Alain Ducasse that will open later this summer. The total cost of the new tower is estimated to be $270 million, excluding land, capitalized interest and preopening expenses. As of April 30, 2004, the Company had incurred costs of $259.0 million related to this project.

Mandalay Place

        In October 2003, the Company opened Mandalay Place, a retail center located between Mandalay Bay and Luxor. The center includes approximately 90,000 square feet of retail space and approximately 40 stores and restaurants, including internationally branded retailers like Oilily, GF Ferre, Nike Golf and Urban Outfitters, along with restaurants by celebrity chefs Pierro Selvaggio, Hubert Keller and Rick Moonen. The cost is estimated to be approximately $60 million, excluding land, capitalized interest and preopening expenses. As of April 30, 2004, the Company had incurred costs of $51.2 million related to this project.

Detroit

        The Company participates with the Detroit-based Atwater Casino Group in a joint venture that owns and operates a casino in Detroit, Michigan. This joint venture is one of three groups which negotiated casino development agreements with the City of Detroit. The Company has a 53.5% ownership interest in the joint venture.

        On August 2, 2002, the Detroit City Council approved a revised development agreement between the joint venture and the City of Detroit (the "Revised Development Agreement"). Under the Revised Development Agreement, MotorCity Casino is to be expanded into a permanent facility at its current location by December 31, 2005. The permanent facility is currently expected to include 100,000 square feet of casino space, a 400-room hotel, a 1,200-seat theater, convention space, and additional restaurants, retail space and parking. Depending upon market conditions, the availability of additional land and the joint venture's ability to obtain reasonable financing, the joint venture could be required to construct an additional 400 rooms. Under the terms of this agreement, the joint venture had paid the City a total of $44.0 million as of April 30, 2004. Also, beginning January 1, 2006, the joint venture is to pay the City 1% of its adjusted casino revenues. If its casino revenues top $400 million in any given calendar year, the payment will be increased to 2% for that calendar year.

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

        The Company has committed to contribute 20% of the costs of the permanent facility in the form of an investment in the joint venture. The joint venture will seek to borrow any additional funds (above Mandalay's equity contribution) which may be necessary to complete the expanded permanent facility. Under the operating agreement, the project costs are to be reviewed every six months. As of April 30, 2004, the Company had contributed 20% of the project costs as most recently determined. The cost of the additional facilities (excluding land, capitalized interest and preopening expenses) is currently estimated to be $275 million. Under the Revised Development Agreement, the Company guaranteed completion of the expanded facility and entered into a keep-well agreement with the City that could require it to contribute additional funds to continue operation of the expanded facility until August 2, 2004. There is no contractual limitation on the amount that the Company may be required to contribute under the completion guarantee or to keep the project operating until August 2, 2004. However, based on the performance of the casino to date, the Company does not expect that its completion guarantee or keep-well agreement with the City will require the outlay of additional capital.

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

        Various lawsuits have been filed in the state and federal courts challenging the constitutionality of the Casino Development Competitive Selection Process Ordinance and the Michigan Gaming Control and Revenue Act, and seeking to appeal the issuance of a certificate of suitability and casino license to MotorCity Casino. A decision by the Sixth Circuit Court of Appeals in Lac Vieux Desert Band of Lake Superior Chippewa Indians v. The Michigan Gaming Control Board et al. held that the ordinance in its current form was unconstitutional and remanded the case to the District Court. The Michigan Gaming Control Board ("MGCB") took the ruling of the Sixth Circuit Court of Appeals under advisement without comment. The District Court declared that the ordinance in its current form is unconstitutional and awarded the Lac Vieux Band attorneys' fees and costs totaling $545,094, but rejected the Lac Vieux Band's request to require a rebidding of the three casino licenses, and in addition, rejected the Lac Vieux Band's request to enjoin the City of Detroit from entering into revised development agreements with the three casino developers, including MotorCity Casino. The Lac Vieux Band has appealed the District Court's decision to the Sixth Circuit Court of Appeals. The Sixth Circuit Court of Appeals issued an opinion granting the Lac Vieux Band's motion for an injunction pending appeal that temporarily enjoins the City of Detroit from issuing building permits for the permanent casino facilities and temporarily enjoins the casino developers from commencing construction of the permanent casino facilities.

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

        On November 26, 2003, the Company announced that MotorCity Casino had signed a settlement agreement with the Lac Vieux Desert Band of Lake Superior Chippewa Indians. On April 23, 2004, pursuant to the terms of this settlement agreement which was approved by the District Court, MotorCity Casino paid to the Lac Vieux Band $1.5 million, plus $500,000 for attorneys' fees. Because approval of the settlement agreement was subsequently appealed, all further settlement payments ($1.5 million due 30 days after the initial payment, $5.75 million due on the first and second anniversaries of the initial payment and $1 million due annually for

        25 years beginning on the third anniversary of the initial payment) were suspended pending resolution of the appeal. If the Sixth Circuit Court of Appeals ultimately affirms the approval of the settlement agreement, then, absent filing of another adverse claim, the payment schedule will be reinstated and MotorCity Casino will have to immediately pay all amounts that otherwise would have been due during the period of suspension (plus interest thereon). The occurrence of certain other events will suspend, lower and/or terminate the payments. There can be no assurance as to when final resolution will occur with respect to this matter, or what action the courts might take. These payments would satisfy the joint venture's obligations under the indemnity agreement described above with respect to Lac Vieux litigation claims. However, the joint venture would still be liable for claims related to the acquisition of the riverfront land, which potentially are capped at $4 million.

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

        On June 4, 2004, we received a proposal from MGM Mirage to purchase all of the shares of the Company for $68.00 per share in cash. The letter setting forth this proposal is included as Exhibit 99 to this report. We have announced that we will carefully evaluate the proposal and respond to MGM Mirage in due course.

Critical Accounting Policies

        A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2004. There have been no material changes to those policies during the quarter ended April 30, 2004.

Significant Factors Affecting Results of Operations

Economic Conditions

        Historically, there has not been a high correlation between economic conditions and our operating results. This has been true with respect to the overall U.S. economy and also the regional economies from which we derive a sizeable portion of our customers (e.g., California). However, we believe an improved economy in the country contributed to positive results in the first quarter of fiscal 2005. Visitor volume on the Las Vegas Strip increased 6% in the first three months of calendar 2004 (the most recent period for which information is available) and we expect this trend to continue during the remainder of the year.

Results of Operations

Earnings per Share

        For the quarter ended April 30, 2004, we reported net income of $87.3 million, or $1.30 per diluted share, versus $44.0 million, or $.69 per diluted share, for the quarter ended April 30, 2003.

        The increase in earnings was due principally to strong results at our Las Vegas Strip properties. Income from operations at these properties (including our 50% share of Monte Carlo) increased $53.4 million, or 57% in the quarter, driven by a 33% increase in hotel revenues and an 18% increase in casino revenues. The convention center and THEhotel (the new all-suites tower which opened in December 2003 at Mandalay Bay), combined with the rebound in the national economy, contributed to a 25% increase in REVPAR at our Las Vegas Strip properties, compared to the first quarter a year ago. Higher customer counts also factored into the increase in casino revenues.

        Results for the three months ended April 30, 2004 and 2003, include an adjustment to the carrying value of investments associated with our Supplemental Executive Retirement Plan ("SERP"), a defined benefit plan for senior executives, to reflect the investments' market value. This noncash adjustment (reflected in the "Interest, dividends and other income" caption in the Condensed Consolidated Statements of Income) resulted in a gain of $1.5 million in the first quarter of fiscal 2005 compared with a loss of $1.1 million in fiscal 2004. Results for the current quarter also include a noncash loss of $0.9 million related to interest rate swaps.

        Average diluted shares outstanding in the quarter were 67.0 million versus 64.2 million in the prior year quarter. This reflects the issuance of shares pursuant to the exercise of employee stock options over the course of the past year, partially offset by our purchase of 3.3 million shares pursuant to the March 2003 settlement of our equity forward agreement. (See "Off Balance Sheet Arrangements—Equity Forward Agreements" for additional details.)

Revenues

        Revenues increased $112.9 million, or 18%, for the three months ended April 30, 2004 compared to the prior year, due largely to results at our Las Vegas Strip properties. Mandalay Bay was the largest contributor, with revenues rising $58.3 million, or 37%, over the prior year. Increased convention business, along with the opening of THEhotel, helped drive a $29.3 million, or 48%, increase in hotel revenue at this property.

Casino Revenues

        Casino revenues rose $42.7 million, or 14%, in the quarter. All of our Las Vegas properties demonstrated strong increases in the quarter, led by Mandalay Bay and Luxor with increases of $12.2 million, or 26%, and $5.1 million, or 21%, respectively. The December 2003 opening of THEhotel at Mandalay Bay and the October 2003 opening of Mandalay Place (our retail shopping experience connecting Mandalay Bay and Luxor), along with a stronger economy, have contributed to sizeable increases in casino traffic at these two properties. Elsewhere in Nevada, the rebound in the economy contributed to modest increases in casino revenues despite competitive challenges from expanded Native American gaming. Meanwhile, casino revenues at MotorCity Casino in Detroit and Gold Strike Resort in Tunica County, Mississippi rose $11.6 million, or 12%, and $2.6 million, or 9%, respectively, driven by the upturn in the economy and increased marketing efforts, which have resulted in those properties gaining market share.

Hotel Revenues

        Hotel revenues increased $50.4 million, or 31%, in the quarter. Our Las Vegas Strip properties were the source for most of this increase, as REVPAR at these properties rose 25%. Mandalay Bay was the most significant contributor, generating an increase of $29.3 million, or 48%, driven in large part by the additional 1,117 suites in THEhotel. While the new suites contributed to an overall 16% increase in REVPAR at Mandalay Bay, REVPAR on the original 3,700 rooms was nonetheless up 13%. With two million square feet of convention facilities and the recent opening of THEhotel, this property has increased its emphasis on the business and convention segment of the market, which has traditionally been willing to pay higher rates for midweek rooms. Hotel revenues at Mandalay Bay include revenues related to the rental of convention space, which amounted to $3.8 million in the first quarter compared with $3.7 million in the prior year quarter. The following table compares average room rates, occupancy and REVPAR at our wholly owned properties:

	Quarter 4/30/04			Quarter 4/30/03
	Rate	Occ.%	REVPAR	Rate	Occ.%	REVPAR
Weighted average all wholly owned properties	$103	90%	$93	$87	86%	$75
Weighted average wholly owned Las Vegas Strip properties	$125	93%	$116	$104	90%	$94

Food and Beverage Revenues

        Food and beverage revenues increased $19.8 million, or 18%, in the quarter. The increase was due mainly to the expansion of Mandalay Bay's convention business and the opening of THEhotel.

Other Revenues

        Other revenues derive primarily from entertainment, amusements and retail. Other revenues rose $8.8 million, or 11%, in the first quarter, with Mandalay Place accounting for the largest share of the increase.

Costs and Expenses

Depreciation and Amortization

        For the three months ended April 30, 2004, depreciation and amortization expense was $50.0 million versus $35.1 million in the prior year. The increase was due primarily to the June 30, 2003 exercise of purchase options under our two operating lease agreements, pursuant to which we paid $198.3 million to acquire the equipment under the leases. (See the discussions under "Financing Activities—Other Financing Transactions" and "Off Balance Sheet Arrangements—Operating Leases" under "Financial Position and Capital Resources" for additional details.) While depreciation expense increased due to the December 2003 opening of THEhotel, this impact was largely offset by a reduction in depreciation expense related to original equipment at Mandalay Bay that became fully depreciated on March 2, 2004, the five-year anniversary of the opening of Mandalay Bay.

Operating Lease Rent

        We had no operating lease rent for the three months ended April 30, 2004, compared to $11.2 million for the prior year period. The decrease was related to the previously discussed June 30, 2003 termination of our operating leases.

Income from Operations

        For the three months ended April 30, 2004, income from operations rose $62.6 million, or 46%, from the previous year. The composite operating margin was 27.4% and 22.2% for the three months this year, compared to last year. Income from operations in the quarter benefited from improved operating results at our Las Vegas Strip properties, as discussed more fully below. The table below summarizes our operating results by property and is followed by a discussion of operating results by market.

	Quarter 4/30/2004		Quarter 4/30/2003
(in millions)	Income from Operations	Depreciation and Amortization	Income from Operations	Depreciation and Amortization
Mandalay Bay	$56.0	$21.4	$27.1	$12.2
Luxor	34.4	8.0	25.4	5.2
Excalibur	27.7	4.2	21.0	2.5
Circus Circus—Las Vegas(1)	16.4	4.9	10.6	4.4
Gold Strike—Tunica	6.5	2.2	5.2	2.2
Colorado Belle / Edgewater	6.0	2.4	4.0	2.4
Circus Circus—Reno	2.7	1.5	0.4	1.5
Gold Strike properties(2)	2.9	0.8	0.9	0.9
MotorCity Casino(3)	38.6	2.9	30.5	2.3
Unconsolidated joint ventures(4)	21.7	0.0	22.7	0.0
Other	(1.2)	0.0	(0.8)	0.0
Subtotal	$211.7	$48.3	$147.0	$33.6
Corporate expense	(12.0)	1.7	(10.0)	1.5
Total	$199.7	$50.0	$137.0	$35.1

(1)
Includes Circus Circus—Las Vegas and Slots-A-Fun.

(2)
Includes Gold Strike, Nevada Landing and Railroad Pass.

(3)
MotorCity Casino is 53.5%-owned and its operations are consolidated for financial reporting purposes.

(4)
Includes Monte Carlo, Grand Victoria and Silver Legacy, each of which is 50%-owned.

Las Vegas

        Our Las Vegas properties (including our 50% share of Monte Carlo) posted an overall increase in income from operations of $53.4 million, or 57%, during the three months ended April 30, 2004, due mostly to higher hotel and casino revenues at each property. At Mandalay Bay, income from operations rose $28.9 million, or 107%. As noted previously, the opening of THEhotel contributed to a significant increase in hotel revenues, while casino revenues at this property rose 26%. However, these benefits were partially mitigated by higher depreciation expense stemming primarily from the purchase of previously leased equipment. On June 30, 2003, we exercised purchase options under our operating lease agreements, the majority of which related to equipment at Mandalay Bay. The resulting additional depreciation more than offset the benefit from the elimination of operating lease rent. (See also the previous discussion under "Depreciation and Amortization.")

        Income from operations at our other Las Vegas properties also rose, up $9.0 million, or 35%, at Luxor; $6.7 million, or 32%, at Excalibur; and $5.8 million, or 55%, at Circus Circus—Las Vegas. Meanwhile, the contribution from the 50%-owned Monte Carlo rose $3.1 million, or 33%. The rebound in the national economy and the overall strength of the Las Vegas market were significant factors in the higher results at these properties. Luxor also benefited from the convention center (though to a much lesser extent than Mandalay Bay), as well as the new retail mall connecting Luxor and Mandalay Bay.

Reno

        Income from operations at our Reno properties (including our 50% share of Silver Legacy) was up $3.7 million, or 125%, in the first quarter. Though Reno continues to face increased competition from expanded Native American gaming in California and the northwestern U.S., we believe an improved economy more than offset this impact and contributed to higher results.

Laughlin

        Our two Laughlin properties, Colorado Belle and Edgewater, posted a combined increase in income from operations of $2.0 million, or 50%, for the quarter. Like the Reno market, Laughlin continues to face increased competition from Native American casinos in its primary feeder markets in Arizona and southern California, but was able to show increased results due to the stronger economy.

Other Markets

        In Detroit, Michigan, MotorCity Casino generated an increase in income from operations of $8.1 million, or 27%. (See "Recent Tax Developments" for a discussion of a proposed tax increase in Michigan.) In Tunica County, Mississippi, income from operations at Gold Strike rose $1.3 million, or 25%, during the first quarter. Both of these properties benefited from the economic rebound and increased marketing efforts, which have increased market share.

        The contribution to income from operations from Grand Victoria (our 50%-owned riverboat casino in Elgin, Illinois) decreased $5.7 million, or 54%, in the quarter. The decrease was due to the impact of a gaming tax increase that took effect July 1, 2003 (see "Recent Tax Developments").

Interest Expense

        For the three months ended April 30, 2004, interest expense decreased $4.3 million versus the comparable prior year period. While average debt outstanding was higher than in the prior year ($3.0 billion versus $2.8 billion), the impact was offset by a higher proportion of less-expensive variable-rate debt; lower interest rates on that variable-rate debt; and the amortization of gains related to the termination of interest rate swap agreements.

        Capitalized interest was $0.2 million in the first quarter compared to $0.9 million in the prior year period. Capitalized interest in the current year relates primarily to the spa at THEhotel and in the previous year related primarily to construction of THEhotel.

Income Taxes

        The effective tax rate for the three months ended April 30, 2004 was 35.1% compared to 36.0% for the same period a year ago. These rates reflect the corporate statutory rate of 35% plus the effect of various nondeductible expenses.

Recent Tax Developments

        On June 20, 2003, the Governor of Illinois signed new tax legislation providing for an increase in tax rates on Illinois gaming revenues. Under the bill, the upper tax rate on casino revenues was increased from 50% on casino revenues exceeding $200 million to 70% on casino revenues exceeding $250 million. The legislation also provided for increased tax rates for the lower revenue tiers as well as increased boarding fees. By law, the above increase is to be repealed after a tenth casino license is awarded and the new property commences operations, or July 1, 2005, whichever occurs first. The tenth casino license was recently awarded, however based upon a number of contingencies needed to finalize this tenth license, we cannot determine at this time when or whether a tenth property will commence operations.

        New tax legislation signed into law by the Governor of Nevada on July 22, 2003, increased the taxes applicable to our Nevada operations and those of our Nevada joint ventures. Based upon our evaluation of the new Nevada tax law, we believe that its impact on our income from operations will be less than $10 million annually.

        On May 12, 2004, Michigan's House of Representatives voted to increase the gaming tax rate from 18% to 36%. This measure must still pass the Senate and be signed by the Governor before becoming effective. We cannot predict at this time whether or not this proposed legislation, or alternative legislation, will ultimately be enacted. If the legislation is enacted in its current form, we estimate that gaming taxes at MotorCity Casino would increase approximately $70-$80 million annually.

FINANCIAL POSITION AND CAPITAL RESOURCES

Operating Activities

        For the three months ended April 30, 2004, net cash provided by operating activities was $173.2 million versus $143.0 million in the prior year. Net cash provided by operating activities increased due primarily to improved operating results, as net income and depreciation expense (each discussed previously) rose a combined $58.2 million. In addition, the current year period includes a tax benefit of $11.3 million stemming from the exercise of 0.9 million employee stock options. (For tax purposes, gains recognized by employees upon the exercise of stock options are considered additional compensation expense and are therefore deductible.) These increases were partially offset by changes in deferred income taxes and working capital which occurred in the normal course of business.

        Mandalay had cash and cash equivalents of $153.1 million at April 30, 2004, sufficient for normal daily operating requirements. Our cash balance has historically not been subject to significant fluctuations because we manage our cash through our revolving credit facility. To the extent excess cash is available, it is used to repay borrowings under our revolving credit facility, and to the extent additional cash is required, we borrow funds under the facility.

Investing Activities

        Net cash used in investing activities was $56.7 million for the three months ended April 30, 2004, versus $102.6 million in the prior year. Investing activities related primarily to capital expenditures.

        Capital expenditures for the three months ended April 30, 2004, which were funded from a combination of cash flow and additional borrowings, totaled $37.5 million. Of this amount, $14.9 million related to THEhotel, $3.3 million related to Mandalay Place, and $2.1 million related to the new spa at Excalibur.

        In the corresponding three months last year, capital expenditures totaled $86.1 million. Of this amount, $21.2 million related to the construction of THEhotel, $14.4 million related to the construction of Mandalay Place, and $22.7 million related to the purchase of a new corporate aircraft (which was funded primarily through the application of a $22.5 million deposit made in fiscal 2003).

Financing Activities

        For the three months ended April 30, 2004, financing activities used net cash of $116.9 million. Cash was used primarily to repay $124.4 million in borrowings and to fund $18.2 million in dividend payments to our shareholders. This was partially offset by the proceeds from exercises of employee stock options, which provided cash of $18.3 million.

        In the prior year, financing activities used net cash of $27.4 million. The net proceeds of approximately $390 million from the issuance of the floating-rate convertible debentures were used to pay down our revolving credit facility. We subsequently utilized new borrowings under the revolving credit facility to fund the $100 million settlement of our equity forward agreement. (See the discussion under "Off Balance Sheet Arrangements—Equity Forward Agreements" for more details.)

Revolving Credit Facility

        Our revolving credit facility, which is for general corporate purposes, is unsecured and provides for the payment of interest, at our option, at either (i) a Eurodollar-based rate; or (ii) a rate equal to or an increment above the higher of (a) the Bank of America prime rate, or (b) the Federal Reserve Board federal funds rate plus 50 basis points. At April 30, 2004, the effective rate of interest on the indebtedness outstanding under our revolving credit facility was 2.9%. The revolving credit facility includes financial covenants regarding total debt and interest coverage, plus covenants that limit our ability to dispose of assets, make distributions on our capital stock, engage in a merger, incur liens and engage in transactions with our affiliates. On August 21, 2006, the entire principal amount then outstanding under our revolving credit facility becomes due and payable, unless the maturity date is extended with the consent of the lenders. The balance outstanding under our revolving credit facility at April 30, 2004 was $330 million.

        As of April 30, 2004, we were in compliance with all of the covenants in our revolving credit facility, including those related to total debt and interest coverage, and under the most restrictive covenant, we had the ability to issue additional debt of approximately $1.3 billion. Our borrowing capacity under these covenants can fluctuate substantially from quarter to quarter depending upon our operating cash flow.

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

        We issued these debentures because they provided a much lower interest rate relative to other financing alternatives, which contributed to lower interest expense in fiscal 2004, and which we expect to contribute to lower interest expense in the future. In addition, the proceeds from this issuance were used to repay borrowings under our revolving credit facility, which created additional capacity under that facility and, in turn, provided overall greater financial flexibility.

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

        In July 2003, we entered into two "reverse" interest rate swap agreements ("fair value hedges") with members of our bank group. Under one agreement, we received a fixed interest rate of 6.5% and paid a variable interest rate (based on LIBOR plus 2.39%) on $200 million notional amount. Under the other agreement, we received a fixed rate of 6.5% and paid a variable interest rate (based on LIBOR plus 2.42%) on $50 million notional amount. These swaps were being used to hedge our $250 million 6 1/2% Senior Notes due 2009. In March 2004, we elected to terminate both of the above swaps, pursuant to which we received $5.4 million in cash representing the fair market value of these swaps, and recorded a corresponding debt premium which will be amortized to interest expense over the then remaining life of the related debt instrument, which was approximately 5 1/2 years.

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

        We entered into the above swap agreements, which met the criteria established by the Financial Accounting Standards Board for hedge accounting, in order to further manage our interest expense and achieve a better balance of variable to fixed rate debt in our debt portfolio. Including the effect of interest rate swaps, approximately 48% of our debt outstanding at April 30, 2004 was variable rate. This compares to approximately 37% at April 30, 2003. While we believe the company is currently better served by maintaining a higher proportion of less expensive variable rate debt, we continue to monitor and evaluate current economic conditions, along with the company's financial condition, and may adjust the percentage of variable rate debt in the future, as we consider appropriate.

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

        The new lease agreement is considered a capital lease for financial reporting purposes, and we recorded an asset and a corresponding liability equal to the fair market value of the assets at inception of the lease. The new lease agreement contains financial covenants regarding total debt and interest coverage that are similar to those under our revolving credit facility. The agreement also contains covenants regarding equipment maintenance, insurance requirements and prohibitions on liens. As of April 30, 2004, we were in compliance with all of the covenants in this lease agreement. We elected to terminate our operating lease agreements in order to replace them with equally priced and more transparent financing (i.e., reflected on our balance sheet).

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

        On November 25, 2003, we issued $250 million 6 3/8% Senior Notes due 2011. The net proceeds, together with borrowings under our revolving credit facility, were used to permanently repay in full our $250 million term loan facility. As previously discussed, we hedged these notes by entering into swap agreements pursuant to which we pay a composite floating rate of LIBOR plus 1.73%, slightly below the LIBOR plus 1.75% rate we were paying on the term loan facility. Thus, by issuing these notes and entering into these swap agreements, we effectively extended the original July 2006 maturity date for this indebtedness to November 2011 at approximately the same interest rate.

Dividends

        On June 12, 2003, Mandalay's board of directors' instituted a policy of quarterly cash dividends. On March 3, 2004, the board of directors declared a cash dividend of $.27 per share which was paid May 3, 2004 to shareholders of record April 16, 2004. Most recently, on June 2, 2004, the board of directors declared a cash dividend of $.27 per share payable August 2, 2004 to shareholders of record July 15, 2004.

New Projects

THEhotel

        THEhotel, the new 1,117-all-suites tower at Mandalay Bay, opened in December 2003. The new suites average 750 square feet, among the largest room product in the Las Vegas market. The 43-story tower also includes meeting suites, a spa and fitness center, a lounge and two restaurants, including a rooftop venue "Mix-Las Vegas" created by famed chef Alain Ducasse that will open later this summer. The total cost of the new tower is estimated to be $270 million, excluding land, capitalized interest and preopening expenses. As of April 30, 2004, we had incurred costs of $259.0 million related to this project.

Mandalay Place

        In October 2003, we opened Mandalay Place, a retail center located between Mandalay Bay and Luxor. The center includes approximately 90,000 square feet of retail space and approximately 40 stores and restaurants, including internationally branded retailers like Oilily, GF Ferre, Nike Golf and Urban Outfitters, along with restaurants by celebrity chefs Pierro Selvaggio, Hubert Keller and Rick Moonen. The cost is estimated to be approximately $60 million, excluding land, capitalized interest and preopening expenses. As of April 30, 2004, we had incurred costs of $51.2 million related to this project.

Detroit

        We participate with the Detroit-based Atwater Casino Group in a joint venture that owns and operates a casino in Detroit, Michigan. This joint venture is one of three groups which negotiated casino development agreements with the City of Detroit. We have a 53.5% ownership interest in the joint venture.

        On August 2, 2002, the Detroit City Council approved a revised development agreement between the joint venture and the City of Detroit (the "Revised Development Agreement"). Under the Revised Development Agreement, MotorCity Casino is to be expanded into a permanent facility at its current location by December 31, 2005. The permanent facility is currently expected to include 100,000 square feet of casino space, a 400-room hotel, a 1,200-seat theater, convention space, and additional restaurants, retail space and parking. Depending upon market conditions, the availability of additional land and the joint venture's ability to obtain reasonable financing, the joint venture could be required to construct an additional 400 rooms. Under the terms of this agreement, the joint venture had paid the City a total of $44.0 million as of April 30, 2004. Also, beginning January 1, 2006, the joint venture is to pay the City 1% of its adjusted casino revenues. If its casino revenues top $400 million in any given calendar year, the payment will be increased to 2% for that calendar year.

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

        We have committed to contribute 20% of the costs of the permanent facility in the form of an investment in the joint venture. The joint venture will seek to borrow any additional funds (above Mandalay's equity contribution) which may be necessary to complete the expanded permanent facility. Under our operating agreement, the project costs are to be reviewed every six months. As of April 30, 2004, we had contributed 20% of the project costs as most recently determined. The cost of the additional facilities (excluding land, capitalized interest and preopening expenses) is currently estimated to be $275 million. Under the Revised Development Agreement, we have guaranteed completion of the expanded facility and have entered into a keep-well agreement with the City that could require us to contribute additional funds to continue operation of the expanded facility until August 2, 2004. There is no contractual limitation on the amount that we may be required to contribute under our completion guarantee or to keep the project operating until August 2, 2004. However, based on the performance of the casino to date, we do not expect that our completion guarantee or keep-well agreement with the City will require the outlay of additional capital.

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

        Various lawsuits have been filed in the state and federal courts challenging the constitutionality of the Casino Development Competitive Selection Process Ordinance and the Michigan Gaming Control and Revenue Act, and seeking to appeal the issuance of a certificate of suitability and casino license to MotorCity Casino. A decision by the Sixth Circuit Court of Appeals in Lac Vieux Desert Band of Lake Superior Chippewa Indians v. The Michigan Gaming Control Board et al. held that the ordinance in its current form was unconstitutional and remanded the case to the District Court. The Michigan Gaming Control Board ("MGCB") took the ruling of the Sixth Circuit Court of Appeals under advisement without comment. The District Court declared that the ordinance in its current form is unconstitutional and awarded the Lac Vieux Band attorneys' fees and costs totaling $545,094, but rejected the Lac Vieux Band's request to require a rebidding of the three casino licenses, and in addition, rejected the Lac Vieux Band's request to enjoin the City of Detroit from entering into revised development agreements with the three casino developers, including MotorCity Casino. The Lac Vieux Band has appealed the District Court's decision to the Sixth Circuit Court of Appeals. The Sixth Circuit Court of Appeals issued an opinion granting the Lac Vieux Band's motion for an injunction pending appeal that temporarily enjoins the City of Detroit from issuing building permits for the permanent casino facilities and temporarily enjoins the casino developers from commencing construction of the permanent casino facilities.

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

        On November 26, 2003, we announced that MotorCity Casino had signed a settlement agreement with the Lac Vieux Band. On April 23, 2004, pursuant to the terms of this settlement agreement which was approved by the District Court, MotorCity Casino paid to the Lac Vieux Band $1.5 million, plus $500,000 for attorneys' fees. Because approval of the settlement agreement was subsequently appealed, all further settlement payments ($1.5 million due 30 days after the initial payment, $5.75 million due on the first and second anniversaries of the initial payment and $1 million due annually for 25 years beginning on the third anniversary of the initial payment) were suspended pending resolution of the appeal. If the Sixth Circuit Court of Appeals ultimately affirms the approval of the settlement agreement, then, absent filing of another adverse claim, the payment schedule will be reinstated and MotorCity Casino will have to immediately pay all amounts that otherwise would have been due during the period of suspension (plus interest thereon). The occurrence of certain other events will suspend, lower and/or terminate the payments. There can be no assurance as to when final resolution will occur with respect to this matter, or what action the courts might take. These payments would satisfy the joint venture's obligations under the indemnity agreement described above with respect to Lac Vieux litigation claims. However, the joint venture would still be liable for claims related to the acquisition of the riverfront land, which potentially are capped at $4 million.

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

Share Purchases

        On March 31, 2003, we purchased 3.3 million shares under our equity forward agreements for $100 million (discussed more fully under "Off Balance Sheet Arrangements"). In March 2003, the Board of Directors authorized the purchase of up to 10 million shares of our common stock that remain outstanding after we fully utilized our prior share purchase authorizations. Since March 31, 2003, we have made no additional share purchases, and as of April 30, 2004, the number of shares we were authorized to purchase was approximately 10.3 million. Any share purchases we may make in the future will be dependent upon cash flow, borrowing capacity and market conditions, and are expected to be made in accordance with the volume and other limitations of Rule 10b-18 under the Securities Exchanges Act of 1934.

Liquidity

        We have various obligations including the following: (i) existing cash obligations; (ii) capital commitments on projects under way as well as capital commitments and other obligations relating to the proposed expansion of our Detroit joint venture property (see "New Projects"); and (iii) payment of dividends to the holders of our common stock. We believe we have sufficient capital resources to meet all of the above obligations, as well as provide for additional strategic purchases of our common stock or investments in new projects. This belief is based upon (i) our historically strong and dependable operating cash flows; (ii) the availability of borrowing capacity under our revolving credit facility; and (iii) the ability to raise funds in the debt and equity markets. Under our revolving bank facility, which expires August 2006, we had $520 million of borrowing capacity available as of April 30, 2004, and under the most restrictive of our loan covenants, we had the ability to incur additional debt of $1.3 billion. Our borrowing capacity under these covenants can fluctuate substantially from quarter to quarter, depending upon our operating cash flow.

Off Balance Sheet Arrangements

Commitments Related to Our Detroit Joint Venture

        We are committed to contribute 20% of the cost of our Detroit joint venture's permanent facility in the form of an investment in the Detroit joint venture. The cost of the permanent facility is to be evaluated each January 31 and July 31. While we currently anticipate that the cost of the additional facilities (excluding land, capitalized interest, and preopening expenses) will be approximately $275 million, the timing and the ultimate amount of the required equity contribution cannot be determined at this time.

        We have guaranteed completion of our Detroit joint venture's expanded permanent facility. If we contribute additional amounts pursuant to this guarantee, there will be no proportionate increase in our ownership of the Detroit joint venture. The amount we may be required to contribute under this guarantee has no contractual limit and cannot be determined at this time.

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

        Under the Revised Development Agreement dated August 2, 2002, the Detroit joint venture is required to indemnify the City of Detroit for up to $20 million in claims against the City in connection with the acquisition of riverfront land and in connection with the Lac Vieux litigation. See the preceding discussion under "New Projects—Detroit" for additional details.

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

        We incurred quarterly interest charges on the notional amount at a rate equal to LIBOR plus 1.95%. Total interest charges incurred from inception through March 31, 2003, amounted to $12.3 million. We also incurred structuring fees and commission charges totaling $3.7 million. These interest charges and other fees are included in the cost of treasury stock, net of the related tax benefit.

Forward-Looking Statements

        This report includes forward-looking statements which we have based on our current expectations about future events. They consist of statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including our business strategy and our current and future development plans. Forward-looking statements also are those that include the words "may," "could," "should," "would," "believe," "expect," "anticipate," "estimate," "intend," "plan" or similar expressions. These forward-looking statements are subject to risks, uncertainties and assumptions about us and our operations that are subject to change based on various important factors, some of which are beyond our control. Factors that could cause our financial performance to differ materially from the goals, plans, objectives, intentions and expectations expressed in our forward-looking statements include the following: (i) our development and construction activities and those of the joint ventures in which we participate, (ii) competition, (iii) our dependence on existing management, (iv) leverage and debt service (including sensitivity to fluctuations in interest rates and ratings which national rating agencies assign to our outstanding debt securities), (v) domestic and global economic, credit and capital market conditions, (vi) changes in federal or state tax laws or the administration of those laws, (vii) changes in gaming laws or regulations (including the legalization or expansion of gaming in certain jurisdictions), (viii) expansion of gaming on Native American lands, including such lands in California, (ix) applications for licenses and approvals under applicable laws and regulations (including gaming laws and regulations), (x) regulatory or judicial proceedings, (xi) consequences of any future security alerts and/or terrorist attacks such as those that occurred on September 11, 2001, and (xii) consequences of the war with Iraq and its aftermath. Additional information concerning potential factors that we think could cause our actual results to differ materially from expected and historical results is included under the caption "Factors that May Affect Our Future Results" in Item 1 of our annual report on Form 10-K for the year ended January 31, 2004. If one or more of the assumptions underlying our forward-looking statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements contained in this report. Therefore, we caution you not to place undue reliance on our forward-looking statements. This statement is provided as permitted by the Private Securities Litigation Reform Act of 1995.

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

        For information concerning the swap agreements we entered into during the quarter ended April 30, 2004, reference is made to the discussion under the caption "Financial Position and Capital Resources—Financing Activities—Interest Rate Swaps" in Item 2 of this report, which is incorporated herein by this reference.

        The following table provides information as of April 30, 2004 about our current financial instruments (interest rate swaps and debt obligations) that are sensitive to changes in interest rates. For debt obligations, the table presents principal payments and related weighted-average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted-average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted-average variable rates are based on implied forward rates in the yield curve. Implied forward rates should not be considered a predictor of actual future interest rates.

Year ending January 31, (in millions)	Remaining 2005	2006	2007	2008	2009	Thereafter	Total
Long-term debt (including current portion)
Fixed-rate	$0.2	$0.3	$200.2	$500.3	$200.3	$1,103.2	$2,004.5
Average interest rate	6.6%	6.7%	6.5%	10.2%	9.5%	7.5%	8.3%
Variable-rate	$12.3	$16.4	$346.4	$9.9	$85.9	$400.0	$870.9
Average interest rate	1.5%	3.1%	4.5%	5.0%	5.5%	5.4%	5.0%
Interest rate swaps
Pay fixed	$—	$—	$—	$—	$—	$—	$—
Average payable rate	—	—	—	—	—	—	—
Average receivable rate	—	—	—	—	—	—	—
Pay floating	$—	$—	$—	$—	$—	$500.0	$500.0
Average payable rate	—	—	—	—	—	8.3%	8.3%
Average receivable rate	—	—	—	—	—	6.4%	6.4%

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

        An evaluation was performed by management, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that, as of April 30, 2004, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

        There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  The following exhibits are filed as part of this report:

31.1.	Certification of Michael S. Ensign, Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2.	Certification of Glenn Schaeffer, Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1.	Certification of Michael S. Ensign Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2.	Certification of Glenn Schaeffer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.	Letter dated June 4, 2004 from MGM Mirage.
  (b)
  Reports on Form 8-K.

        During the period covered by this report, the Company filed the following report on Form 8-K:

  •
  A Form 8-K was filed April 5, 2004, and includes information under Items 5 and 7 relating to a press release preannouncing the Company's expected first quarter results.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANDALAY RESORT GROUP (Registrant)
Date: June 7, 2004	By:	/s/ GLENN SCHAEFFER President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
31.1.	Certification of Michael S. Ensign, Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2.	Certification of Glenn Schaeffer, Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1.	Certification of Michael S. Ensign Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2.	Certification of Glenn Schaeffer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.	Letter dated June 4, 2004 from MGM Mirage.

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
MANDALAY RESORT GROUP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MANDALAY RESORT GROUP AND SUBSIDIARIES
  Item 3. Quantitative and Qualitative Disclosures About Market Risks
  Item 4. Controls and Procedures.
PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURE
INDEX TO EXHIBITS