Form 10-K/A
period 2004-01-31
MANDALAY RESORT GROUP
filed 2004-07-27
CIK 725549

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III if this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☒    No ☐

        The aggregate market value of the voting and non-voting common equity held by persons other than the registrant's directors and executive officers as of July 31, 2003 (the last business day of the registrant's most recently completed second fiscal quarter), based upon the last reported sale price on the New York Stock Exchange on such date, was $1,946,637,793.

        The number of shares of registrant's Common Stock, $0.1-2/3 par value, outstanding at March 31, 2004: 66,579,970.

DOCUMENTS INCORPORATED BY REFERENCE

        PART III—Portions of the Registrant's definitive proxy statement filed with the Securities and Exchange Commission on May 26, 2004, are incorporated by reference into Items 10, 11, 13 and 14.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        Item 8 is amended herein solely for the purpose of including the audit report of Arthur Andersen LLP on the financial statements of Victoria Partners as of December 31, 2001 and for the years ended December 31, 2001 and 2000.

MANDALAY RESORT GROUP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 31,
	2004	2003
	(in thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$153,490	$148,442
Accounts receivable, net of allowance	72,590	55,303
Income tax receivable	14,522	13,107
Inventories	35,166	30,625
Prepaid expenses	57,337	47,404
Deferred income tax	16,762	16,523

Total current assets	349,867	311,404

Property, equipment and leasehold interests, at cost, net	3,590,699	3,201,635

Other assets
Excess of purchase price over fair value of net assets acquired	37,965	38,330
Investments in unconsolidated affiliates	573,306	573,345
Other investments	60,886	43,625
Intangible development costs	93,360	93,360
Deferred charges and other assets	76,413	92,965

Total other assets	841,930	841,625

Total assets	$4,782,496	$4,354,664

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$16,681	$20,284
Accounts and contracts payable
Trade	39,016	36,952
Construction	10,122	10,031
Accrued liabilities
Salaries, wages, vacations and bonuses	65,357	56,427
Progressive jackpots	12,977	13,267
Advance room deposits	21,674	14,384
Interest	62,556	67,731
Other	102,568	98,301

Total current liabilities	330,951	317,377

Long-term debt, net of current portion	3,001,975	2,763,593

Other liabilities
Deferred income tax	230,324	227,652
Accrued intangible development costs	49,360	55,027
Deferred gain	—	10,339
Other long-term liabilities	96,393	79,160

Total other liabilities	376,077	372,178

Total liabilities	3,709,003	3,453,148

Commitments and contingent liabilities
Minority interest	43,223	18,587

Stockholders' equity
Common stock $.01 2/3 par value
Authorized—450,000,000 shares
Issued—113,654,263 and 113,634,013 shares	1,894	1,894
Preferred stock $.01 par value
Authorized—75,000,000 shares	—	—
Additional paid-in capital	549,022	581,166
Retained earnings	1,592,199	1,489,979
Deferred compensation	(540)	—
Accumulated other comprehensive loss	(23,293)	(16,920)
Treasury stock (48,242,286 and 51,061,847 shares), at cost	(1,089,012)	(1,173,190)

Total stockholders' equity	1,030,270	882,929

Total liabilities and stockholders' equity	$4,782,496	$4,354,664

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

        The change in benefit obligation for the SERP was as follows:

	2004	2003
	(in thousands)
Benefit obligation at beginning of year	$74,105	$55,498
Service cost	4,640	3,490
Interest cost	4,894	3,979
Additional liability(1)	—	244
Actuarial loss	24,121	12,106
Benefits paid	(985)	(1,212)

Benefit obligation at end of year	$106,775	$74,105

        The fair value of plan assets for the SERP was as follows:

	2004	2003
	(in thousands)
Fair value of plan assets at end of year(2)	$—	$—

        Amounts recognized in the consolidated balance sheets related to the SERP were as follows:

	2004	2003
	(in thousands)
Funded status	$(106,775)	$(74,105)
Unrecognized actuarial loss	51,742	29,065
Unrecognized prior service cost	20,417	21,833

Net liability recognized	$(34,616)	$(23,207)

	2004	2003
	(in thousands)
Accrued benefit cost	$(90,869)	$(62,533)
Intangible asset	20,417	21,833
Accumulated other comprehensive loss(3)	35,836	17,493

Net liability recognized	$(34,616)	$(23,207)

        Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	2004	2003
	(in thousands)
Projected benefit obligation	$106,775	$74,105
Accumulated benefit obligation	90,869	62,533
Fair value of plan assets	—	—

        The weighted-average assumptions used to determine benefit obligations at January 31 were as follows:

	2004	2003
Discount rate	6.1%	6.7%
Rate of compensation increase tier I	4.0%	3.0%
Rate of compensation increase tiers II and III	2.5%	3.0%

        The components of net periodic pension cost were as follows:

	Year ended January 31,
	2004	2003	2002
	(in thousands)
Service cost	$4,640	$3,490	$3,089
Interest cost	4,894	3,979	3,329
Amortization of prior service cost	1,416	1,402	1,342
Recognized net actuarial loss	1,444	761	496

Net periodic pension cost(4)	$12,394	$9,632	$8,256

        The weighted-average assumptions used to determine net periodic benefit costs were as follows:

	Year ended January 31,
	2004	2003	2002
Discount rate	6.7%	7.3%	8.0%
Expected long-term return on plan assets(5)	NA	NA	NA
Rate of compensation increase	3.0%	3.0%	3.0%

        The following benefit payments, which reflect expected future service as appropriate, are expected to be paid over the next ten years:

Plan year ending January,	(in thousands)

2005	$1,021
2006	3,849
2007	3,918
2008	4,016
2009	4,580
2010 - 2014	39,767

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

        We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

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

******

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

        We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

******

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

        We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such financial statements present fairly, in all material respects, the financial position of Victoria Partners dba Monte Carlo Resort & Casino as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

March 12, 2004
Las Vegas, Nevada

        This is a copy of the report previously issued by Arthur Andersen LLP. The report has not been reissued by Arthur Andersen LLP nor has Arthur Andersen LLP provided its consent to the inclusion of its report in this Amendment No. 2 on Form 10-K/A to the Annual Report on Form 10-K.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of Victoria Partners
dba Monte Carlo Resort & Casino

        We have audited the accompanying balance sheets of VICTORIA PARTNERS dba MONTE CARLO RESORT & CASINO (a Nevada Partnership, the "Partnership") as of December 31, 2001 and 2000, and the related statements of income, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 2001 (see note 2 regarding change to previously issued financial statements). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP
Las Vegas, Nevada February 26, 2002

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

        Item 15 is amended herein solely for the purpose of including in the listing in (a)(1) below, the report of independent public accountants included in Item 8 of this Form 10-K/A.

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
10.128.	Interest Rate Swap Agreement, dated as of April 6, 2004, by and between the Registrant and Bank of America, N.A.**
12.	Statement regarding Computation of Ratio of Earnings to Fixed Charges.**
21.	Subsidiaries of the Registrant.**
23.1.	Consent of Deloitte & Touche LLP related to the Registrant's Consolidated Financial Statements.
23.2.	Consent of Deloitte & Touche LLP related to the financial statements of Elgin Riverboat Resort—Riverboat Casino.
23.3.	Consent of Deloitte & Touche LLP related to the financial statements of Victoria Partners.
23.4.	Consent of PricewaterhouseCoopers LLP.
31.1.	Certification of Michael S. Ensign, Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2.	Certification of Glenn Schaeffer, Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1.	Certification of Michael S. Ensign Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2.	Certification of Glenn Schaeffer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANDALAY RESORT GROUP (Registrant)

Date: July 26, 2004	By:	/s/ MICHAEL S. ENSIGN Michael S. Ensign Chairman of the Board, Chief Executive Officer and Chief Operating Officer

INDEX TO EXHIBITS

FORM 10-K/A

Fiscal Year Ended

January 31, 2004

Exhibit Number
23.1.	Consent of Deloitte & Touche LLP related to the Registrant's Consolidated Financial Statements.
23.2.	Consent of Deloitte & Touche LLP related to the financial statements of Elgin Riverboat Resort—Riverboat Casino.
23.3.	Consent of Deloitte & Touche LLP related to the financial statements of Victoria Partners.
23.4.	Consent of PricewaterhouseCoopers LLP.
31.1.	Certification of Michael S. Ensign, Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2.	Certification of Glenn Schaeffer, Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1.	Certification of Michael S. Ensign Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2.	Certification of Glenn Schaeffer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
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
VICTORIA PARTNERS (dba Monte Carlo Resort & Casino) STATEMENTS OF INCOME YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
VICTORIA PARTNERS (dba Monte Carlo Resort & Casino) STATEMENTS OF CHANGES IN PARTNERS' EQUITY YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
VICTORIA PARTNERS (dba Monte Carlo Resort & Casino) STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
VICTORIA PARTNERS (dba Monte Carlo Resort & Casino) NOTES TO FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (in thousands)
SIGNATURE
INDEX TO EXHIBITS FORM 10-K/A Fiscal Year Ended January 31, 2004