Form 10-Q
period 2004-07-31
MANDALAY RESORT GROUP
filed 2004-09-09
CIK 725549

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2004
OR
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 31, 2004
Common Stock, $.01-2/3 par value	67,506,070 shares

MANDALAY RESORT GROUP AND SUBSIDIARIES

Form 10-Q

INDEX

Page No.
Part I. FINANCIAL INFORMATION
Item 1. Financial Statements:
Condensed Consolidated Balance Sheets (Unaudited) at July 31, 2004 and January 31, 2004	3
Condensed Consolidated Statements of Income (Unaudited) for the Three and Six Months Ended July 31, 2004 and 2003	4
Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended July 31, 2004 and 2003	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6-19
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	20-36
Item 3. Quantitative and Qualitative Disclosures About Market Risk	37
Item 4. Controls and Procedures	37-38
Part II. OTHER INFORMATION
Item 1. Legal Proceedings	39
Item 6. Exhibits	40

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MANDALAY RESORT GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	July 31, 2004	January 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$189,499	$153,490
Receivables, net of allowance	80,127	87,112
Inventories	40,259	35,166
Prepaid expenses and other	55,634	74,099

Total current assets	365,519	349,867

Property, equipment and leasehold interests, at cost, net	3,547,377	3,590,699

Other assets
Excess of purchase price over fair value of net assets acquired	37,965	37,965
Investments in unconsolidated affiliates	575,224	573,306
Other investments	73,743	60,886
Intangible development costs	97,693	95,610
Deferred charges and other assets	68,077	74,163

Total other assets	852,702	841,930

Total assets	$4,765,598	$4,782,496

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$16,687	$16,681
Accounts and contracts payable
Trade	47,671	39,016
Construction	6,298	10,122
Accrued liabilities	275,779	265,132

Total current liabilities	346,435	330,951

Long-term debt, net of current portion	2,792,060	3,001,975

Deferred income tax	229,946	230,324
Accrued intangible development costs	49,360	49,360
Other long-term liabilities	117,648	96,393

Total liabilities	3,535,449	3,709,003

Minority interest	49,340	43,223

Stockholders' equity
Common stock $.01-2/3 par value
Authorized—450,000,000 shares
Issued—114,786,988 and 113,654,263 shares	1,913	1,894
Preferred stock $.01 par value
Authorized—75,000,000 shares	—	—
Additional paid-in capital	617,920	549,022
Retained earnings	1,701,299	1,592,199
Deferred compensation	(61,326)	(540)
Accumulated other comprehensive loss	(23,293)	(23,293)
Treasury stock (47,280,918 and 48,242,286 shares), at cost	(1,055,704)	(1,089,012)

Total stockholders' equity	1,180,809	1,030,270

Total liabilities and stockholders' equity	$4,765,598	$4,782,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

MANDALAY RESORT GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
REVENUES:
Casino	$332,452	$308,745	$678,571	$612,162
Hotel	193,951	164,798	405,147	325,637
Food and beverage	128,312	122,104	260,408	234,414
Other	105,145	92,784	194,691	173,498

	759,860	688,431	1,538,817	1,345,711
Less—complimentary allowances	(46,020)	(43,596)	(95,609)	(84,366)

	713,840	644,835	1,443,208	1,261,345

COSTS AND EXPENSES:
Casino	174,703	162,510	342,091	321,234
Hotel	69,499	59,847	137,327	115,808
Food and beverage	90,596	84,224	178,669	161,511
Other operating expenses	61,844	54,921	114,246	103,494
General and administrative	122,790	113,935	238,147	220,682
Corporate general and administrative	13,378	7,742	23,650	16,211
Depreciation and amortization	46,139	39,635	96,163	74,772
Operating lease rent	—	8,955	—	20,172
Preopening expenses	—	269	—	357

	578,949	532,038	1,130,293	1,034,241

EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	20,655	23,007	42,317	45,747

INCOME FROM OPERATIONS	155,546	135,804	355,232	272,851

OTHER INCOME (EXPENSE):
Interest, dividend and other income	961	3,910	2,308	2,704
Interest expense	(46,366)	(50,803)	(93,128)	(101,906)
Loss on early extinguishment of debt, net of related gain on swap terminations	—	(6,327)	—	(6,327)
Net interest expense from unconsolidated affiliates	(2,117)	(1,739)	(4,199)	(3,798)

	(47,522)	(54,959)	(95,019)	(109,327)

MINORITY INTEREST	(15,890)	(15,358)	(33,541)	(29,214)

INCOME BEFORE PROVISION FOR INCOME TAX	92,134	65,487	226,672	134,310
Provision for income tax	(33,920)	(23,151)	(81,130)	(47,928)

NET INCOME	$58,214	$42,336	$145,542	$86,382

BASIC EARNINGS PER SHARE
Net income per share	$.86	$.71	$2.18	$1.42

DILUTED EARNINGS PER SHARE
Net income per share	$.85	$.67	$2.16	$1.36

Average shares outstanding—basic	67,483,319	59,964,927	66,861,530	60,768,050

Average shares outstanding—diluted	68,126,064	63,028,375	67,529,745	63,662,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

MANDALAY RESORT GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended July 31,
	2004	2003
Cash flows from operating activities
Net income	$145,542	$86,382
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	96,163	74,772
Provision for bad debts	2,935	2,056
Decrease in deferred income tax	(378)	(15,774)
Tax benefit from stock option exercises	12,031	34
Increase (decrease) in interest payable	7,161	(3,279)
Increase in accrued pension cost	7,770	5,275
Loss on disposition of fixed assets	1,068	601
Unconsolidated affiliates' (earnings in excess of distributions) distributions in excess of earnings	(2,125)	8,983
Minority interest in earnings, net of distributions	6,117	21,735
Changes in assets and liabilities:
Other current assets	17,422	1,190
Other current liabilities	16,391	31,772
Other noncurrent assets	7,124	8,412
Other	(2,456)	(2,903)

Total adjustments	169,223	132,874

Net cash provided by operating activities	314,765	219,256

Cash flows from investing activities
Capital expenditures	(72,775)	(346,002)
(Decrease) increase in construction payable	(3,824)	13,112
Increase in other investments	(10,401)	(10,179)
Intangible development costs	(6,333)	(10,334)
Other	18,449	1,251

Net cash used in investing activities	(74,884)	(352,152)

Cash flows from financing activities
Proceeds from issuance of senior notes and convertible senior debentures	—	650,000
Proceeds from equipment financing	—	145,000
Net effect on cash of issuances and payments of debt with initial maturities of three months or less	(190,000)	(90,000)
Principal payments of debt with initial maturities in excess of three months	(8,488)	(445,139)
Debt premium on reverse interest rate swap termination	5,424	6,812
Debt issuance costs	(132)	(16,536)
Exercise of stock options	19,240	30,219
Settlements and interest under equity forward agreements, net of tax benefit	—	(100,582)
Reversal of deferred gain	—	(10,339)
Payment of cash dividend	(36,442)	(13,748)
Other	6,526	(13,239)

Net cash (used in) provided by financing activities	(203,872)	142,448

Net increase in cash and cash equivalents	36,009	9,552
Cash and cash equivalents at beginning of year	153,490	148,442

Cash and cash equivalents at end of year	$189,499	$157,994

Supplemental cash flow disclosures
Cash paid for interest (net of amounts capitalized of $361 and $2,818)	$80,854	$104,345
Cash paid for income taxes	$19,094	$31,631
Noncash items
Increase in market value of investment in insurance contracts	$(2,456)	$(2,903)
Decrease in market value of interest rate swaps	$—	$3,211
Application of deposit for purchase of equipment	$—	$22,500

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

        The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. The results for the three and six months ended July 31, 2004 are not necessarily indicative of results to be expected for the full fiscal year.

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

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share data)
	2004	2003	2004	2003
Net income	$58,214	$42,336	$145,542	$86,382

Weighted-average shares outstanding (basic)	67,483	59,965	66,862	60,768
Dilutive effect of stock options	643	3,063	668	2,894

Weighted-average shares outstanding (diluted)	68,126	63,028	67,530	63,662

Basic earnings per share	$.86	$.71	$2.18	$1.42

Diluted earnings per share	$.85	$.67	$2.16	$1.36

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

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share data)
	2004	2003	2004	2003
Net income as reported	$58,214	$42,336	$145,542	$86,382

Less total stock-based employee compensation expense determined under the fair value method, net of tax	(247)	(667)	(641)	(1,553)

Pro forma net income	$57,967	$41,669	$144,901	$84,829

Net income per share (basic)
As reported	$.86	$.71	$2.18	$1.42
Pro forma	.86	.69	2.17	1.40
Net income per share (diluted)
As reported	$.85	$.67	$2.16	$1.36
Pro forma	.85	.66	2.15	1.33

        The Company has also issued restricted stock pursuant to one of its stock incentive plans. The total value of each restricted stock grant, based upon the fair market value of the stock on the date of grant, is initially reported as deferred compensation under stockholders' equity. This deferred compensation is then amortized to compensation expense over the related vesting period. Total deferred compensation amounted to $61.3 million at July 31, 2004 (net of amortization). The following table shows the amount of compensation expense reflected in the income statement related to grants of restricted stock (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Compensation expense	$4,870	$22	$6,669	$22

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

        Comprehensive income consisted of the following (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Net income	$58,214	$42,336	$145,542	$86,382
Change in fair value of interest rate swaps	—	1,622	—	3,179

Comprehensive income	$58,214	$43,958	$145,542	$89,561

        The accumulated comprehensive loss reflected on the balance sheet at July 31, 2004 and January 31, 2004 consisted solely of the minimum pension liability adjustment.

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

	July 31, 2004	January 31, 2004
Circus and Eldorado Joint Venture (50%) (Silver Legacy, Reno, Nevada)	$62,208	$60,032
Elgin Riverboat Resort (50%) (Grand Victoria, Elgin, Illinois)	245,482	246,637
Victoria Partners (50%) (Monte Carlo, Las Vegas, Nevada)	267,534	266,637

	$575,224	$573,306

        The Company's unconsolidated affiliates operate with fiscal years ending on December 31. Selected results of operations for each of the unconsolidated affiliates are as follows:

Six months ended June 30, 2004 (in thousands)	Silver Legacy	Grand Victoria	Monte Carlo	Total
Revenues	$77,465	$194,503	$144,894	$416,862
Expenses	62,209	170,356	96,481	329,046
Income from operations	15,256	24,147	48,413	87,816
Net income	6,758	24,243	48,432	79,433

Six months ended June 30, 2003 (in thousands)	Silver Legacy	Grand Victoria	Monte Carlo	Total
Revenues	$74,309	$187,484	$132,624	$394,417
Expenses	61,605	143,760	93,911	299,276
Income from operations	12,704	43,724	38,713	95,141
Net income	5,088	43,898	38,810	87,796

Note 3. Intangible Development Costs

        On August 2, 2002, the Detroit City Council approved a revised development agreement pursuant to which MotorCity Casino is to expand its current facility by December 31, 2005. Under the revised development agreement, MotorCity Casino had paid the City of Detroit $44.0 million as of July 31, 2004. MotorCity is further obligated, through letters of credit issued by the Company, to fund approximately $49.4 million to repay bonds issued by the Economic Development Corporation of the City of Detroit ("EDC"). The Company recorded an intangible asset of $93.4 million, representing the total of the above payments and obligations. As of July 31, 2004, the remaining unpaid obligation is $49.4 million.

        MotorCity is also obligated under an indemnity agreement to indemnify the EDC and the City of Detroit with respect to certain liabilities. As of July 31, 2004, MotorCity had paid $4.3 million under this indemnity agreement. These payments are also considered to be part of the intangible development costs.

        The above intangible development costs have an indefinite life. See Note 10—Commitments and Contingent Liabilities for additional details regarding the Company's Detroit joint venture.

Note 4. Long-term Debt

        Long-term debt consisted of the following:

(in thousands)	July 31, 2004	January 31, 2004
Amounts due under bank credit agreements at floating interest rates, weighted average of 3.2% and 2.9%	$260,000	$450,000
6.45% Senior Notes due 2006 (net of unamortized discount of $66 and $88)	199,934	199,912
10 1/4% Senior Subordinated Notes due 2007	500,000	500,000
9 1/2% Senior Notes due 2008	200,000	200,000
6 1/2% Senior Notes due 2009	250,000	250,000
9 3/8% Senior Subordinated Notes due 2010 (net of unamortized discount of $1,480 and $1,612)	298,520	298,388
6 3/8% Senior Notes due 2011 (net of unamortized discount of $1,787 and $1,907)	248,213	248,093
7 5/8% Senior Subordinated Debentures due 2013	150,000	150,000
Amounts due under Convertible Senior Debentures due 2033 at floating interest rates, weighted average of 2.3% and 1.9%	400,000	400,000
7.0% Debentures due 2036 (net of unamortized discount of $58 and $65)	149,942	149,935
6.70% Debentures due 2096	4,265	4,415
Obligation under capital lease	136,807	145,000
Other notes	3,744	3,888

	2,801,425	2,999,631
Current portion of long-term debt	(16,687)	(16,681)
Debt premium from termination of reverse interest rate swaps	19,577	17,711
Market value of reverse interest rate swaps	(12,255)	1,314

	$2,792,060	$3,001,975

        With respect to the Convertible Senior Debentures due 2033, Mandalay and The Bank of New York, as trustee, executed a supplemental indenture dated as of July 26, 2004. The supplemental indenture amends the notice provisions of the indenture to permit Mandalay, at any time prior to a conversion date, to elect to exercise its right to deliver cash in lieu of shares of Mandalay common stock for all or any portion of the shares due to holders of the debentures upon conversion of the debentures. Thereafter, Mandalay delivered an irrevocable cash settlement notice to The Bank of New York, the conversion agent for the debentures, which irrevocably obligates Mandalay to cash settle a number of shares of common stock equal to the base conversion rate in effect on the conversion date if the debentures are ultimately converted, provided however, that the amount of cash that Mandalay could be required to pay to cash settle the shares is limited to $1,000 for each $1,000 original principal amount of debentures, or a total of $400 million. Any additional obligation to holders who elect conversion will be settled, at the option of Mandalay, in cash or shares of Mandalay common stock.

        At July 31, 2004, the Company was in compliance with all of the covenants in its credit facilities and lease agreement and, under the most restrictive covenant, was restricted from issuing additional debt in excess of approximately $557 million.

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

        In December 2003, the Company entered into two "reverse" interest rate swap agreements ("fair value hedges") with members of its bank group. Under one agreement, the Company receives a fixed interest rate of 6.375% and pays a variable interest rate (based on LIBOR plus 1.74%, or 3.7% at July 31, 2004) on $125 million notional amount. Under the other, the Company receives a fixed rate of 6.375% and pays a variable interest rate (based on LIBOR plus 1.72%, or 3.7% at July 31, 2004) on $125 million notional amount. These swaps are being used to hedge the Company's $250 million 6 3/8% Senior Notes due 2011.

        In April 2004, the Company entered into a "reverse" interest rate swap agreement ("fair value hedge") with a member of its bank group. Under this agreement, the Company receives a fixed interest rate of 6.5% and pays a variable interest rate (based on LIBOR plus 2.58%, or 4.6% at July 31, 2004) on $250 million notional amount. This swap is being used to hedge the Company's $250 million 6 1/2% Senior Notes due 2009.

        The net effect of all swaps resulted in a reduction of interest expense of $4.1 million in the quarter and $9.1 million in the six months ended July 31, 2004.

        The Company is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. However, the Company considers the risk of nonperformance by the counterparties to be minimal because the parties to the swaps are predominantly members of the Company's bank group. If the Company had terminated all of its then-existing swaps as of July 31, 2004, the Company would have had to pay a net amount of $12.3 million based on quoted market values from the various financial institutions holding the swaps.

        Our swaps meet the criteria for hedge accounting established by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which the Company adopted in fiscal 2002. The Company reports its swap related assets and liabilities on a net basis in "Other Long-term Liabilities". The fair market value of the swaps designated as fair value hedges decreased $13.6 million during the six months ended July 31, 2004, which increased the net liability with a corresponding decrease in long-term debt.

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

Note 7. Stock Options and Restricted Stock

        The Company has various stock incentive plans for executive, managerial and supervisory personnel, as well as the Company's outside directors and consultants. All of the plans permit grants of options, and two of the plans also permit the grant of performance shares and restricted stock awards relating to the Company's common stock. As of July 31, 2004, the awards granted pursuant to these plans were stock options, which are generally exercisable in one or more installments beginning not less than six months after the grant date, and restricted stock, which generally vests ratably over three or five years. As of July 31, 2004, the total remaining shares available for grant under these plans (as options, performance shares, or restricted stock) was 2,065,749.

        Summarized information for stock options was as follows:

	Six Months Ended July 31, 2004
	Options	Weighted-Average Exercise Price
Outstanding at beginning of period	1,744,302	$21.19
Granted	—	—
Exercised	(961,368)	20.01
Canceled	—	—

Outstanding at end of period	782,934	22.64

Exercisable at end of period	222,234	22.98

        Summarized information for restricted stock was as follows:

Six Months Ended July 31, 2004
Unvested at beginning of period	20,250
Granted	1,133,425
Vested	(6,750)
Canceled	(700)

Unvested at end of period	1,146,225

        During the six months ended July 31, 2004, the Company did not purchase any shares of its common stock. In the prior year period, the Company did not purchase any shares of its common stock, though it did settle its equity forward agreements (see Note 9).

Note 8. Stock Related Matters

        On June 16, 2004, Mandalay and MGM MIRAGE jointly announced that they had entered into a definitive merger agreement pursuant to which MGM MIRAGE will acquire Mandalay for $71.00 in cash for each outstanding share of common stock of Mandalay. The transaction is structured as a merger of a wholly owned subsidiary of MGM MIRAGE with and into Mandalay and is subject to the approval of Mandalay's stockholders and to the satisfaction of customary closing conditions contained in the definitive merger agreement, including the receipt of all necessary regulatory and governmental approvals. Accordingly, there can be no assurance as to when, or if, the transaction will be consummated.

        On June 15, 2004, Mandalay amended its rights plan to provide, among other things, that neither MGM MIRAGE, nor MGM MIRAGE Acquisition #61 or any affiliate or associate of either shall be deemed to be an acquiring person either individually or collectively, by virtue of (i) the announcement of the merger, (ii) the acquisition of common stock of Mandalay pursuant to that merger, (iii) the execution of the related merger agreement, or (iv) the consummation of the merger or the other transactions contemplated by the merger agreement. On August 2, 2004 the rights agreement was further amended to extend from August 15, 2004 to August 15, 2014 the date the rights issued under the rights plan will expire, subject to Mandalay's right to extend that date, unless the rights are earlier redeemed or exchanged by Mandalay or terminated.

Note 9. Equity Forward Agreements

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

Note 10. Commitments and Contingent Liabilities

THEhotel

        THEhotel, the new 1,117-all-suites tower at Mandalay Bay, opened in December 2003. The new suites average 750 square feet, among the largest room product in the Las Vegas market. The 43-story tower also includes meeting suites, a spa and fitness center, a lounge and two restaurants, including a rooftop venue "Mix-Las Vegas" created by famed chef Alain Ducasse that will open later this fall. The total cost of the new tower is estimated to be $270 million, excluding land, capitalized interest and preopening expenses. As of July 31, 2004, the Company had incurred costs of $265.5 million related to this project.

Mandalay Place

        In October 2003, the Company opened Mandalay Place, a retail center located between Mandalay Bay and Luxor. The center includes approximately 90,000 square feet of retail space and approximately 40 stores and restaurants, including internationally branded retailers like Oilily, GF Ferre, Nike Golf and Urban Outfitters, along with restaurants by celebrity chefs Pierro Selvaggio, Hubert Keller and Rick Moonen. The cost is estimated to be approximately $60 million, excluding land, capitalized interest and preopening expenses. As of July 31, 2004, the Company had incurred costs of $54.5 million related to this project.

Detroit

        The Company participates with the Detroit-based Atwater Casino Group in a joint venture that owns and operates a casino in Detroit, Michigan. This joint venture is one of three groups which negotiated casino development agreements with the City of Detroit. The Company has a 53.5% ownership interest in the joint venture.

        On August 2, 2002, the Detroit City Council approved a revised development agreement between the joint venture and the City of Detroit (the "Revised Development Agreement"). Under the Revised Development Agreement, MotorCity Casino is to be expanded into a permanent facility at its current location by December 31, 2005. The permanent facility is currently expected to include 100,000 square feet of casino space, a 400-room hotel, a 1,200-seat theater, convention space, and additional restaurants, retail space and parking. Depending upon market conditions, the availability of additional land and the joint venture's ability to obtain reasonable financing, the joint venture could be required to construct an additional 400 rooms. Under the terms of this agreement, the joint venture had paid the City a total of $44.0 million as of July 31, 2004. Also, beginning January 1, 2006, the joint venture is to pay the City 1% of its adjusted casino revenues. If its casino revenues top $400 million in any given calendar year, the payment will be increased to 2% for that calendar year.

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

        The Company has committed to contribute 20% of the costs of the permanent facility in the form of an investment in the joint venture. The joint venture will seek to borrow any additional funds (above Mandalay's equity contribution) which may be necessary to complete the expanded permanent facility. Under the operating agreement, the project costs are to be reviewed every six months. As of July 31,

2004, the Company had contributed 20% of the project costs as most recently determined. The cost of the additional facilities (excluding land, capitalized interest and preopening expenses) is currently estimated to be $275 million. Under the Revised Development Agreement, the Company guaranteed completion of the expanded facility and entered into a keep-well agreement with the City that could require it to contribute additional funds to continue operation of the facility until two years following the execution of the completion guarantee and keep-well agreement. There is no contractual limitation on the amount that the Company may be required to contribute under the completion guarantee or the keep-well agreement. However, based on the performance of the casino to date, the Company does not expect that its completion guarantee or keep-well agreement with the City will require the outlay of additional capital.

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

        On August 17, 2004, the Governor of Michigan signed new legislation providing for an increase in the gaming tax rate from 18% to 24% effective September 1, 2004. The new law provides for an additional one percent increase in the tax rate on each of July 1, 2009, 2010 and 2011. Once a permanent facility is fully operational, the tax is reduced to 19%. The legislation further provides that the tax increase is eliminated if the Michigan Lottery Act is amended and video lottery terminals at horse racetracks become operational.

Legal Proceedings

  Slot Machine Litigation

        As previously reported, on April 26, 1994, William H. Poulos brought a class action in the U.S. District Court for the Middle District of Florida, Orlando Division captioned William H. Poulos, et al. v. Caesars World, Inc. et al., against 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including Mandalay. On May 10, 1994, another plaintiff filed a class action complaint in the United States District Court for the Middle District of Florida in William Ahearn, et al. v. Caesars World, Inc. et al. alleging substantially the same allegations against 48 defendants, including Mandalay. On September 26, 1995, a third action was filed against 45 defendants, including Mandalay, in the U.S. District Court for the District of Nevada in Larry Schreier, et al. v.

Caesars World, Inc. et al. The court consolidated the three cases in the U.S. District Court for the District of Nevada under the case captioned William H. Poulos, et al. v. Caesars World, Inc. et al.

        The consolidated complaints allege that the defendants are involved in a scheme to induce people to play electronic video poker and slot machines based on false beliefs regarding how such machines operate and the extent to which a player is likely to win on any given play. The actions included claims under the Federal Racketeering Influenced and Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seek unspecified compensatory and punitive damages. A motion for class certification was filed in March 1998. On June 26, 2002, the Motion for Class Certification was denied. Subsequently, the Plaintiffs sought permission from the Ninth Circuit Court of Appeals to appeal the issue of class certification. The Court of Appeals granted the Plaintiffs' motion. On August 10, 2004, the Ninth Circuit entered its order affirming the district court's denial of the motion for class certification. The time period for filing a motion for rehearing of that ruling has since passed.

Shareholder Litigation

        The Company and its directors were named defendants in Stephen Ham, Trustee for the J.C. Ham Residuary Trust v. Mandalay Resort Group, et al., Case No. A487100, which was filed on June 11, 2004 in the 8th Judicial District Court for Clark County, Nevada, and Robert Lowinger v. Mandalay Resort Group, et al., Case No. A486782, which was filed on June 7, 2004 also in the 8th Judicial District Court for Clark County, Nevada. Both of these actions make claims concerning the announced merger between the Company and MGM MIRAGE, including claims of breach of fiduciary duty against the Company's directors, and seek injunctive relief and unspecified monetary damages. At this time, the plaintiffs in both actions have agreed that the Company and the directors do not need to respond to the pending complaints, as they intend to file a joint amended complaint and consolidate both actions. It is unknown when the plaintiffs will file an amended complaint. Once that happens, the Company and its directors will be required to either answer the complaint or file a dispositive motion.

        The Company is a defendant in various other pending litigation. In management's opinion, the ultimate outcome of such litigation will not have a material effect on the results of operations or the financial position of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

        We are one of the four largest hotel/casino operators in the United States, in terms of revenues, rooms and casino space. Our operations consist of wholly owned resorts in Nevada and Mississippi, as well as jointly owned resorts in Nevada, Illinois and Michigan. Our resorts cater to a wide variety of customers, from value-oriented to high-end, and we strive to provide the best overall experience in each of the market segments in which we compete. Our core market is Las Vegas, the world's largest gaming market, where our properties are expected to generate approximately 75% of our operating income in fiscal 2005. We have the largest-scaled hotel/casino resort development in Las Vegas. Our "Mandalay Mile" consists of three interconnected megaresorts on 230 acres, and includes our flagship property, Mandalay Bay. Mandalay Bay is typically the best performer among our properties, as it possesses amenities that appeal to higher-income customers. Strong demand from this segment of our customer base has permitted us greater pricing leverage, which has helped to drive results at this property. With the recent additions of an all-suites hotel tower and a retail center (discussed more fully under "Financial Position and Capital Resources—New Projects" below), Mandalay Bay should continue to be the leading driver of near-term growth for our company.

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

Recent Developments

Merger Agreement

        On June 16, 2004, Mandalay and MGM MIRAGE jointly announced that they had entered into a definitive merger agreement pursuant to which MGM MIRAGE will acquire Mandalay for $71.00 in cash for each outstanding share of common stock of Mandalay. The transaction is structured as a merger of a wholly owned subsidiary of MGM MIRAGE with and into Mandalay and is subject to the approval of Mandalay's stockholders and to the satisfaction of customary closing conditions contained in the definitive merger agreement, including the receipt of all necessary regulatory and governmental approvals. Accordingly, there can be no assurance as to when, or if, the transaction will be consummated.

Critical Accounting Policies

        A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2004. There were no material changes to those policies during the quarter and six months ended July 31, 2004.

Significant Factors Affecting Results of Operations

Economic Conditions

        Historically, there has not been a high correlation between economic conditions and our operating results. This has been true with respect to the overall U.S. economy and also the regional economies from which we derive a sizeable portion of our customers (e.g., California). However, we believe an improved economy in the country contributed to positive results in the first six months of fiscal 2005. Visitor volume on the Las Vegas Strip increased 7% in the first six months of calendar 2004 (the most recent period for which information is available) and we expect this trend to continue during the remainder of the year.

Results of Operations

Earnings per Share

        For the quarter ended July 31, 2004, we reported net income of $58.2 million, or $.85 per diluted share, versus $42.3 million, or $.67 per diluted share. For the six months, net income was $145.5 million, or $2.16 per diluted share, compared to $86.4 million, or $1.36 per diluted share.

        The increases in earnings for the three and six month periods were due principally to strong results at our Las Vegas Strip properties. Income from operations at these properties (including our 50% share of Monte Carlo) increased $21.0 million, or 23% in the quarter, driven by a 19% increase in hotel revenues and an 8% increase in casino revenues. In the six-month period, income from operations at these properties (including our 50% share of Monte Carlo) increased $74.4 million, or 40%, driven by a 26% increase in hotel revenues and a 13% increase in casino revenues. The convention center and THEhotel (the new all-suites tower which opened in December 2003 at Mandalay Bay), combined with the rebound in the national economy, contributed to these increases. Our Las Vegas Strip properties showed a 12% increase in REVPAR, compared to the second quarter a year ago, and a 19% increase in REVPAR in the six-month period. Higher customer counts also factored into the increase in casino revenues.

        In the prior year second quarter and six months, results included a loss on early retirement of debt of $6.3 million arising from the call of our $275 million 9 1/4% Senior Subordinated Notes due 2005 (see "Interest Expense" below). Results for the prior year second quarter and six months also included the effect of reversing previously accrued management fee income of $1.8 million from our 53.5%-owned MotorCity Casino in Detroit, Michigan (see the discussion under "New Projects—Detroit" in Financial Position and Capital Resources below).

        Results for the three and six months ended July 31, 2004 and 2003, include an adjustment to the carrying value of investments associated with our Supplemental Executive Retirement Plan ("SERP"), a defined benefit plan for senior executives, to reflect the investments' market value. This noncash adjustment (reflected in the "Interest, dividends and other income" caption in the Condensed Consolidated Statements of Income) resulted in gains of $1.0 million in the quarter and $2.5 million in the six-month period of fiscal 2005, compared with gains of $4.0 million and $2.9 million in the comparable periods in fiscal 2004. Results for the current six-month period also include a noncash loss of $0.9 million related to interest rate swaps.

        Average diluted shares outstanding in the three and six months ended July 31, 2004 were 68.1 million and 67.5 million, versus 63.0 million and 63.7 million in the prior year periods. The increases from prior year periods reflect the issuance of shares pursuant to the exercise of employee stock options over the course of the past year, as well as grants of restricted stock to key executives in the first quarter of fiscal 2005. In the six months, this increase was partially offset by our purchase of 3.3 million shares pursuant to the March 2003 settlement of our equity forward agreement. (See "Off Balance Sheet Arrangements—Equity Forward Agreements" for additional details.)

Revenues

        Revenues increased $69.0 million, or 11%, for the three months ended July 31, 2004 and $181.9 million, or 14%, for the six months compared to the same periods last year, due largely to results at our Las Vegas Strip properties. Mandalay Bay was the largest contributor, with revenues rising $36.0 million, or 21%, and $94.3 million, or 29%, over the prior year. Convention business, along with the opening of THEhotel, helped drive an $18.5 million, or 28%, increase in hotel revenue at this property in the quarter, and a $47.8 million, or 38%, increase in the six-month period.

Casino Revenues

        Casino revenues rose $23.7 million, or 8%, in the second quarter and $66.4 million, or 11%, in the six-month period. All of our Las Vegas properties demonstrated strong increases in the quarter and six months, led by Mandalay Bay and Luxor. Casino revenues at Mandalay Bay increased $4.8 million, or 10%, and $17.0 million, or 18%, in the three and six months, while Luxor increased $3.5 million, or 14%, and $8.6 million, or 17%, in the same periods. The December 2003 opening of THEhotel at Mandalay Bay and the October 2003 opening of Mandalay Place (our retail shopping experience connecting Mandalay Bay and Luxor), along with a stronger economy, have contributed to sizeable increases in casino traffic at these two properties. Elsewhere in Nevada, the rebound in the economy contributed to an overall modest increase in casino revenues despite competitive challenges from expanded Native American gaming. Meanwhile, casino revenues at MotorCity Casino in Detroit rose $8.9 million, or 9%, in the quarter and $20.5 million, or 11%, in the six months. At Gold Strike Resort in Tunica County, Mississippi, casino revenues rose $2.9 million, or 10%, and $5.5 million, or 10%, in those same periods. The upturn in the economy and increased marketing efforts resulted in those properties gaining market share.

Hotel Revenues

        Hotel revenues increased $29.2 million, or 18%, in the quarter and $79.5 million, or 24%, in the six-month period. Our Las Vegas Strip properties were the source for most of this increase, as REVPAR at these properties rose 12% and 19% in the three and six month periods, respectively. Mandalay Bay was the most significant contributor, generating an increase of $18.5 million, or 28%, in the quarter and $47.8 million, or 38%, in the six months, driven in large part by the additional 1,117 suites in THEhotel. With two million square feet of convention facilities and the recent opening of THEhotel, this property has increased its emphasis on the business and convention segment of the market, which has traditionally been willing to pay higher rates for midweek rooms. Hotel revenues at Mandalay Bay include revenues related to the rental of convention space, which amounted to $1.9 million in the second quarter compared with $2.5 million in the prior year quarter, and $5.7 million in the six months compared with $6.2 million in the prior year. The following table compares average room rates, occupancy and REVPAR at our wholly owned properties:

	Quarter 7/31/04			Quarter 7/31/03
	Rate	Occ.%	REVPAR	Rate	Occ.%	REVPAR
Weighted average all wholly owned properties	$96	87%	$84	$84	88%	$74
Weighted average wholly owned Las Vegas Strip properties	$114	90%	$103	$100	92%	$92

	Six Months 7/31/04			Six Months 7/31/03
	Rate	Occ.%	REVPAR	Rate	Occ.%	REVPAR
Weighted average all wholly owned properties	$100	89%	$89	$85	87%	$74
Weighted average wholly owned Las Vegas Strip properties	$119	92%	$110	$102	91%	$93

Food and Beverage Revenues

        Food and beverage revenues increased $6.2 million, or 5%, in the quarter and $26.0 million, or 11%, in the six-month period. The increase was due mainly to the expansion of Mandalay Bay's convention business and the December 2003 opening of THEhotel.

Other Revenues

        Other revenues derive primarily from entertainment, amusements and retail. Other revenues rose $12.4 million, or 13%, in the second quarter, and $21.2 million, or 12%, in the six-month period. Entertainment revenues were higher due to a number of major events that were held in Mandalay Bay's Special Events Center (most notably the May 15, 2004 championship boxing match between Roy Jones Jr. and Antonio Tarver and two concerts by Prince), while retail revenues also rose due to the October 2003 opening of Mandalay Place.

Costs and Expenses

Health Care

        Employee health care costs increased $7.3 million, or 20%, and $10.5 million, or 15%, in the three and six months ended July 31, 2004. Rising medical costs, a higher incidence of catastrophic claims and an increase in the number of employees (due primarily to the December 2003 opening of THEhotel) contributed to these increases. These costs are included in the various departmental expenses reported in the condensed consolidated statements of income.

Depreciation and Amortization

        For the three and six months ended July 31, 2004, depreciation and amortization expense was $46.1 million and $96.2 million, versus $39.6 million and $74.8 million in the comparable prior year periods. The increases were due primarily to the June 30, 2003 exercise of purchase options under our two operating lease agreements, pursuant to which we paid $198.3 million to acquire the equipment under the leases. (See the discussions under "Financing Activities—Other Financing Transactions" and "Off Balance Sheet Arrangements—Operating Leases" under "Financial Position and Capital Resources" for additional details.) While depreciation expense also increased due to the December 2003 opening of THEhotel, this impact was largely offset by a reduction in depreciation expense related to original equipment at Mandalay Bay that became fully depreciated on March 2, 2004, the five-year anniversary of the opening of Mandalay Bay.

Operating Lease Rent

        We had no operating lease rent for the three or six months ended July 31, 2004, compared with $9.0 million and $20.2 million for the corresponding prior year periods. The decrease was related to the previously discussed June 30, 2003 termination of our operating leases.

Income from Operations

        For the three and six months ended July 31, 2004, income from operations rose $19.7 million, or 15%, and $82.3 million, or 30%, compared with the previous year. The composite operating margins were 21.8% and 24.6% for the three and six months this year, compared to 21.1% and 21.6% last year. Income from operations in the quarter and six months benefited from improved operating results at our Las Vegas Strip properties, as discussed more fully below. The table below summarizes our operating results by property and is followed by a discussion of operating results by market.

	Quarter 7/31/2004		Quarter 7/31/2003
(in millions)	Income from Operations	Depreciation and Amortization	Income from Operations	Depreciation and Amortization
Mandalay Bay	$34.7	$17.9	$28.1	$14.9
Luxor	26.9	7.4	21.9	5.9
Excalibur	25.2	4.1	19.9	3.1
Circus Circus—Las Vegas(1)	16.9	4.9	12.7	4.6
Gold Strike—Tunica	6.3	2.3	5.5	2.1
Colorado Belle / Edgewater	1.7	2.3	0.8	2.4
Circus Circus—Reno	3.8	1.5	3.8	1.5
Gold Strike properties(2)	1.1	0.8	0.3	0.9
MotorCity Casino(3)	34.4	3.1	33.6	2.4
Unconsolidated joint ventures(4)	20.7	0.1	23.0	0.1
Other	(1.2)	0.1	(4.4)	0.0
Subtotal	$170.5	$44.5	$145.2	$37.9
Corporate expense	(15.0)	1.6	(9.4)	1.7
Total	$155.5	$46.1	$135.8	$39.6
	Six Months 7/31/2004		Six months 7/31/2003
(in millions)	Income from Operations	Depreciation and Amortization	Income from Operations	Depreciation and Amortization
Mandalay Bay	$90.6	$39.3	$55.2	$27.2
Luxor	61.2	15.4	47.4	11.0
Excalibur	52.9	8.3	40.9	5.7
Circus Circus—Las Vegas(1)	33.3	9.8	23.4	9.0
Gold Strike—Tunica	12.8	4.5	10.7	4.3
Colorado Belle / Edgewater	7.7	4.7	4.8	4.8
Circus Circus—Reno	6.5	3.0	4.1	2.9
Gold Strike properties(2)	4.0	1.7	1.2	1.7
MotorCity Casino(3)	73.0	5.9	64.1	4.7
Unconsolidated joint ventures(4)	42.3	0.2	45.8	0.2
Other	(2.1)	0.1	(5.3)	0.1
Subtotal	$382.2	$92.9	$292.3	$71.6
Corporate expense	(27.0)	3.3	(19.4)	3.2
Total	$355.2	$96.2	$272.9	$74.8

(1)
Includes Circus Circus—Las Vegas and Slots-A-Fun.

(2)
Includes Gold Strike, Nevada Landing and Railroad Pass.

(3)
MotorCity Casino is 53.5%-owned and its operations are consolidated for financial reporting purposes.

(4)
Includes Monte Carlo, Grand Victoria and Silver Legacy, each of which is 50%-owned.

Las Vegas

        Our Las Vegas properties (including our 50% share of Monte Carlo) posted an overall increase in income from operations of $21.0 million, or 23%, and $74.4 million, or 40%, during the three and six months ended July 31, 2004, due mostly to higher hotel and casino revenues at each property. At

Mandalay Bay, income from operations rose $6.6 million, or 23%, and $35.4 million, or 64%, in the three and six months ended July 31, 2004. As noted previously, the opening of THEhotel contributed to a significant increase in hotel revenues, while casino revenues at this property rose 10% and 18% in the three and six months (though the property experienced a lower than normal hold percentage on its table games in the quarter). However, these benefits were partially mitigated by higher depreciation expense stemming primarily from the purchase of previously leased equipment. On June 30, 2003, we exercised purchase options under our operating lease agreements, the majority of which related to equipment at Mandalay Bay. The resulting additional depreciation more than offset the benefit from the elimination of operating lease rent.

        Income from operations at our other Las Vegas properties also rose in the quarter and six months, up $5.0 million, or 23%, and $13.8 million, or 29%, at Luxor; $5.3 million, or 27%, and $12.0 million, or 29%, at Excalibur; and $4.2 million, or 33%, and $9.9 million, or 42%, at Circus Circus—Las Vegas. Meanwhile, the contribution from the 50%-owned Monte Carlo rose $0.1 million, or 1%, and $3.2 million, or 17%, in the three and six months. Monte Carlo had rooms out of service for remodeling during the quarter. The rebound in the national economy and the overall strength of the Las Vegas market were significant factors in the higher results at these properties. Luxor also benefited from the convention center (though to a much lesser extent than Mandalay Bay), as well as the new retail mall connecting Luxor and Mandalay Bay.

Reno

        Income from operations at our Reno properties (including our 50% share of Silver Legacy) was flat in the quarter and up $3.8 million, or 33%, in the six months ended July 31, 2004. Though Reno continues to face increased competition from expanded Native American gaming in California and the northwestern U.S., we believe an improved economy more than offset this impact and contributed to higher results in the six-month period.

Laughlin

        Our two Laughlin properties, Colorado Belle and Edgewater, posted a combined increase in income from operations of $0.9 million, or 113%, for the quarter and $2.9 million, or 60%, for the six months. Like the Reno market, Laughlin continues to face increased competition from Native American casinos in its primary feeder markets in Arizona and southern California, but was able to show increased results due to the stronger economy.

Other Markets

        In Detroit, Michigan, MotorCity Casino generated increases in income from operations of $0.8 million, or 2%, and $8.9 million, or 14%, in the three and six months ended July 31, 2004. (See "Recent Tax Developments" for a discussion of a tax increase in Michigan which took effect September 1, 2004.) In Tunica County, Mississippi, income from operations at Gold Strike rose $0.8 million, or 15%, and $2.1 million, or 20%, during three and six months ended July 31, 2004. Both of these properties benefited from the economic rebound and increased marketing efforts, which have improved market share.

        The contribution to income from operations from Grand Victoria (our 50%-owned riverboat casino in Elgin, Illinois) decreased $2.4 million, or 27%, and $8.1 million, or 41%, in the three and six months ended July 31, 2004. The decrease was due to the impact of a gaming tax increase that took effect July 1, 2003 (see "Recent Tax Developments").

Interest Expense

        For the three and six months ended July 31, 2004, interest expense decreased $4.4 million and $8.8 million, respectively, over the comparable prior year periods. While average debt outstanding in both the quarter and six months was slightly higher than in the prior year periods, the impact was offset by a higher proportion of less-expensive variable-rate debt and the amortization of gains related to the termination of interest rate swap agreement.

        On July 15, 2003, we called our $275 million 9 1/4% Senior Subordinated Notes due 2005 using borrowings under our revolving credit facility. We paid a premium of $12.7 million to call these notes and wrote off related unamortized loan fees of $2.6 million, resulting in a total loss of $15.3 million. This loss was partially offset by $9.0 million in gains from the sale of related interest rate swaps. As a result of this transaction, the three and six month results in the prior year include a net loss on early retirement of debt of $6.3 million.

        Capitalized interest was $0.2 million and $0.4 million in the three and six months ended July 31, 2004, compared to $1.9 million and $2.8 million in the previous year. Capitalized interest in the current year relates primarily to the spa and roof-top restaurant at THEhotel and in the previous year related primarily to the original construction of THEhotel.

Income Taxes

        The effective tax rate for the three and six months ended July 31, 2004 was 36.8% and 35.8% compared to 35.4% and 35.7% for the same periods a year ago. These rates reflect the federal corporate statutory rate of 35%, plus state income taxes and the effect of various nondeductible expenses.

Recent Tax Developments

        On June 20, 2003, the Governor of Illinois signed new tax legislation providing for an increase in tax rates on Illinois gaming revenues. Under the bill, the upper tax rate on casino revenues was increased from 50% on casino revenues exceeding $200 million to 70% on casino revenues exceeding $250 million. The legislation also provided for increased tax rates for the lower revenue tiers as well as increased boarding fees. By law, the above increase is to be repealed after a tenth casino license is awarded and the new property commences operations, or July 1, 2005, whichever occurs first. The tenth casino license was previously awarded, however based upon a number of contingencies needed to finalize this tenth license, we cannot determine at this time when or whether a tenth property will commence operations.

        New tax legislation signed into law by the Governor of Nevada on July 22, 2003, increased the taxes applicable to our Nevada operations and those of our Nevada joint ventures. Based upon our evaluation of the new Nevada tax law, we believe that its impact on our income from operations will be less than $10 million annually.

        On August 17, 2004, the Governor of Michigan signed new legislation providing for an increase in the gaming tax rate from 18% to 24% effective September 1, 2004. The new law provides for an additional one percent increase in the tax rate on each of July 1, 2009, 2010 and 2011. Once a permanent facility is fully operational, the tax is reduced to 19%. The legislation further provides that the tax increase is eliminated if the Michigan Lottery Act is amended and video lottery terminals at horse racetracks become operational. As a result of this new legislation, we currently estimate that gaming taxes at MotorCity Casino will increase approximately $25-$30 million annually.

FINANCIAL POSITION AND CAPITAL RESOURCES

Operating Activities

        For the six months ended July 31, 2004, net cash provided by operating activities was $314.8 million versus $219.3 million in the prior year. Net cash provided by operating activities increased due primarily to improved operating results, as net income and depreciation expense (each discussed previously) rose a combined $80.6 million. In addition, the current year period includes a tax benefit of $12.0 million stemming from the exercise of 1.0 million employee stock options. (For tax purposes, gains recognized by employees upon the exercise of stock options are considered additional compensation expense and are therefore deductible.) These increases were partially offset by changes in deferred income taxes and working capital which occurred in the normal course of business.

        Mandalay had cash and cash equivalents of $189.5 million at July 31, 2004, sufficient for normal daily operating requirements. Our cash balance has historically not been subject to significant fluctuations because we manage our cash through our revolving credit facility. To the extent excess cash is available, it is used to repay borrowings under our revolving credit facility, and to the extent additional cash is required, we borrow funds under the facility.

Investing Activities

        Net cash used in investing activities was $74.9 million for the six months ended July 31, 2004, versus $352.2 million in the prior year. Investing activities related primarily to capital expenditures.

        Capital expenditures for the six months ended July 31, 2004, which were funded from a combination of cash flow and additional borrowings, totaled $72.8 million. Of this amount, $21.4 million related to THEhotel, $6.7 million related to Mandalay Place, and $2.4 million related to the new spa at Excalibur.

        In the corresponding six months last year, capital expenditures totaled $346.0 million. Of this amount, $188.0 million related to the acquisition of equipment purchased pursuant to the purchase options we exercised under our operating lease agreements (see "Other Financing Transactions" and "Off Balance Sheet Arrangements—Operating Leases" for additional details), $84.1 million related to the construction of THEhotel, $20.3 million related to the construction of Mandalay Place, and $22.7 million related to the purchase of a new corporate aircraft (which was funded primarily through the application of a $22.5 million deposit made in fiscal 2003).

Financing Activities

        For the six months ended July 31, 2004, financing activities used net cash of $203.9 million. Cash was used primarily to repay $198.5 million in borrowings and to fund $36.4 million in dividend payments to our shareholders. This was partially offset by the proceeds from exercises of employee stock options, which provided cash of $19.2 million.

        In the prior year, financing activities provided net cash of $142.4 million. The net proceeds of approximately $650 million from the issuances of the $400 million Floating Rate Convertible Senior Debentures and the $250 million 6 1/2% Senior Notes were used to pay down our revolving credit facility. We subsequently utilized new borrowings under the revolving credit facility to fund the $100 million settlement of an equity forward agreement, the repayment of our $150 million 6 3/4% Senior Subordinated Notes and the call of our $275 million 9 1/4% Senior Subordinated Notes. Also in the prior year, we entered into a capital lease pursuant to which we borrowed $145 million which, in combination with borrowings under our revolving credit facility, was used to fund the $198.3 million buyout of our previously existing operating leases. We also paid off the remaining $20.0 million of the Detroit credit facility.

Revolving Credit Facility

        Our $850 million revolving credit facility, which is for general corporate purposes, is unsecured and provides for the payment of interest, at our option, at either (i) a Eurodollar-based rate; or (ii) a rate equal to or an increment above the higher of (a) the Bank of America prime rate, or (b) the Federal Reserve Board federal funds rate plus 50 basis points. At July 31, 2004, the effective rate of interest on the indebtedness outstanding under our revolving credit facility was 3.2%. The revolving credit facility includes financial covenants regarding total debt and interest coverage, plus covenants that limit our ability to dispose of assets, make distributions on our capital stock, engage in a merger, incur liens and engage in transactions with our affiliates. On August 21, 2006, the entire principal amount then outstanding under our revolving credit facility becomes due and payable, unless the maturity date is extended with the consent of the lenders. The balance outstanding under our revolving credit facility at July 31, 2004 was $260 million.

        As of July 31, 2004, we were in compliance with all of the covenants in our revolving credit facility, including those related to total debt and interest coverage, and under the most restrictive covenant, we had the ability to issue additional debt of approximately $557 million. Our borrowing capacity under these covenants can fluctuate substantially from quarter to quarter depending upon our operating cash flow.

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

        Each convertible debenture is convertible into shares of Mandalay's common stock (i) during any calendar quarter beginning after June 30, 2003, if the closing price of Mandalay's common stock is more than 120% of the base conversion price (initially 120% of $57.30, or $68.76) for at least 20 of the last 30 trading days of the preceding calendar quarter; (ii) during any period in which the credit rating assigned to the convertible debentures by S&P, or its successor, is at or below B+ or the equivalent, or if the credit rating assigned to the convertible debentures by Moody's, or its successor, is at or below B2 or the equivalent; (iii) if we take certain corporate actions, including a merger such as the one contemplated by our definitive merger agreement with MGM MIRAGE; or (iv) if we call the convertible debentures for redemption. If the convertible debentures are converted, holders will be entitled to receive 17.452 shares per convertible debenture, or an aggregate of 7.0 million shares of Mandalay common stock, subject to our right to deliver cash in lieu of all or a portion of the shares, and subject to adjustment of the conversion rate for any stock dividend; any subdivision or combination, or certain reclassifications, of the shares of our common stock; any distribution to all holders of shares of our common stock of certain rights to purchase shares of our common stock for a period expiring within 60 days at less than the sale price per share of our common stock at the time; any distribution to all holders of shares of our common stock of our assets (including shares of capital stock of a subsidiary), debt securities or certain rights to purchase our securities; or any "extraordinary cash dividend." For this purpose, an extraordinary cash dividend is one the amount of which, together with all other cash dividends paid during the preceding 12-month period, is on a per share basis in excess of the sum of (i) 5% of the sale price of the shares of our common stock on the day preceding the date of declaration of such dividend and (ii) the quotient of the amount of any contingent cash interest paid on a convertible debenture during such 12-month period divided by the number of shares of common stock issuable upon conversion of a convertible debenture at the conversion rate in effect on the payment date of such contingent cash interest. In addition, if at the time of conversion the market price of Mandalay's common stock exceeds the then-applicable base conversion price, holders will be entitled to receive up to an additional 14.2789 shares of Mandalay's common stock per convertible debenture, as determined pursuant to a specified formula, or up to an additional 5.7 million shares in the aggregate, subject to our right to deliver cash in lieu of all or a portion of the shares.

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

        We issued these debentures because they provide a much lower interest rate relative to other financing alternatives, which has contributed to lower interest expense, and which we expect to contribute to lower interest expense in the future. The proceeds from this issuance were used to repay borrowings under our revolving credit facility, which created additional capacity under that facility and, in turn, provided overall greater financial flexibility.

        Mandalay and The Bank of New York, as trustee, executed a supplemental indenture dated as of July 26, 2004. The supplemental indenture amends the notice provisions of the indenture to permit Mandalay, at any time prior to a conversion date, to elect to exercise its right to deliver cash in lieu of shares of Mandalay common stock for all or any portion of the shares due to holders of the debentures upon conversion of the debentures. Thereafter, Mandalay delivered an irrevocable cash settlement notice to The Bank of New York, the conversion agent for the debentures, which irrevocably obligates Mandalay to cash settle a number of shares of common stock equal to the base conversion rate in effect on the conversion date if the debentures are ultimately converted, provided however, that the amount of cash that we could be required to pay to cash settle the shares is limited to $1,000 for each $1,000 original principal amount of debentures, or a total of $400 million. Any additional obligation to holders who elect conversion will be settled, at the option of Mandalay, in cash or shares of Mandalay common stock.

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

        We entered into the above swap agreements, which met the criteria established by the Financial Accounting Standards Board for hedge accounting, in order to further manage our interest expense and achieve a better balance of variable to fixed rate debt in our debt portfolio. Including the effect of interest rate swaps, approximately 46% of our debt outstanding at July 31, 2004 was variable rate. This compares to approximately 39% at July 31, 2003. While we believe the company is currently better served by maintaining a higher proportion of less expensive variable rate debt, we continue to monitor and evaluate current economic conditions, along with the company's financial condition, and may adjust the percentage of variable rate debt in the future, as we consider appropriate.

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

        The new lease agreement is considered a capital lease for financial reporting purposes, and we recorded an asset and a corresponding liability equal to the fair market value of the assets at inception of the lease. The new lease agreement contains financial covenants regarding total debt and interest coverage that are similar to those under our revolving credit facility. The agreement also contains covenants regarding equipment maintenance, insurance requirements and prohibitions on liens. As of July 31, 2004, we were in compliance with all of the covenants in this lease agreement. We elected to terminate our operating lease agreements in order to replace them with equally priced and more transparent financing (i.e., reflected on our balance sheet).

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

Dividends

        On June 12, 2003, Mandalay's board of directors' instituted a policy of quarterly cash dividends. On March 3, 2004, the board of directors declared a cash dividend of $.27 per share which was paid May 3, 2004 to shareholders of record April 16, 2004. On June 2, 2004, the board of directors declared a cash dividend of $.27 per share which was paid August 2, 2004 to shareholders of record July 15, 2004. Pursuant to the terms of the definitive merger agreement with MGM MIRAGE, additional dividends may not be declared pending the consummation of the merger or the termination of the definitive merger agreement if the merger is not consummated.

New Projects

THEhotel

        THEhotel, the new 1,117-all-suites tower at Mandalay Bay, opened in December 2003. The new suites average 750 square feet, among the largest room product in the Las Vegas market. The 43-story tower also includes meeting suites, a spa and fitness center, a lounge and two restaurants, including a rooftop venue "Mix-Las Vegas" created by famed chef Alain Ducasse that will open later this fall. The total cost of the new tower is estimated to be $270 million, excluding land, capitalized interest and preopening expenses. As of July 31, 2004, we had incurred costs of $265.5 million related to this project.

Mandalay Place

        In October 2003, we opened Mandalay Place, a retail center located between Mandalay Bay and Luxor. The center includes approximately 90,000 square feet of retail space and approximately 40 stores and restaurants, including internationally branded retailers like Oilily, GF Ferre, Nike Golf and Urban Outfitters, along with restaurants by celebrity chefs Pierro Selvaggio, Hubert Keller and Rick Moonen. The cost is estimated to be approximately $60 million, excluding land, capitalized interest and preopening expenses. As of July 31, 2004, we had incurred costs of $54.5 million related to this project.

Detroit

        We participate with the Detroit-based Atwater Casino Group in a joint venture that owns and operates a casino in Detroit, Michigan. This joint venture is one of three groups which negotiated casino development agreements with the City of Detroit. We have a 53.5% ownership interest in the joint venture.

        On August 2, 2002, the Detroit City Council approved a revised development agreement between the joint venture and the City of Detroit (the "Revised Development Agreement"). Under the Revised Development Agreement, MotorCity Casino is to be expanded into a permanent facility at its current location by December 31, 2005. The permanent facility is currently expected to include 100,000 square feet of casino space, a 400-room hotel, a 1,200-seat theater, convention space, and additional restaurants, retail space and parking. Depending upon market conditions, the availability of additional land and the joint venture's ability to obtain reasonable financing, the joint venture could be required to construct an additional 400 rooms. Under the terms of this agreement, the joint venture had paid the City a total of $44.0 million as of July 31, 2004. Also, beginning January 1, 2006, the joint venture is to pay the City 1% of its adjusted casino revenues. If its casino revenues top $400 million in any given calendar year, the payment will be increased to 2% for that calendar year.

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

        We have committed to contribute 20% of the costs of the permanent facility in the form of an investment in the joint venture. The joint venture will seek to borrow any additional funds (above Mandalay's equity contribution) which may be necessary to complete the expanded permanent facility. Under our operating agreement, the project costs are to be reviewed every six months. As of July 31, 2004, we had contributed 20% of the project costs as most recently determined. The cost of the additional facilities (excluding land, capitalized interest and preopening expenses) is currently estimated to be $275 million. Under the Revised Development Agreement, we have guaranteed completion of the facility and have entered into a keep-well agreement with the City that could require us to contribute additional funds to continue operation of the expanded facility until two years following the execution of the completion guarantee and keep-well agreement. There is no contractual limitation on the amount that we may be required to contribute under our completion guarantee or the keep-well agreement. However, based on the performance of the casino to date, we do not expect that our completion guarantee or keep-well agreement with the City will require the outlay of additional capital.

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

Share Purchases

        On March 31, 2003, we purchased 3.3 million shares under our equity forward agreements for $100 million (discussed more fully under "Off Balance Sheet Arrangements"). In March 2003, the Board of Directors authorized the purchase of up to 10 million shares of our common stock that remain outstanding after we fully utilized our prior share purchase authorizations. Since March 31, 2003, we have made no additional share purchases, and as of July 31, 2004, the number of shares we were authorized to purchase was approximately 10.3 million. Any share purchases we may make in the future will be dependent upon cash flow, borrowing capacity and market conditions, and are expected to be made in accordance with the volume and other limitations of Rule 10b-18 under the Securities Exchanges Act of 1934.

        Pursuant to the terms of the definitive merger agreement with MGM MIRAGE, we may not purchase additional shares of our common stock pending the consummation of the merger or the termination of the definitive merger agreement if the merger is not consummated.

Liquidity

        We have various obligations including the following: (i) existing cash obligations; (ii) capital commitments on projects under way as well as capital commitments and other obligations relating to the proposed expansion of our Detroit joint venture property (see "New Projects"); and (iii) the potential cash settlement of our convertible debentures. We believe we have sufficient capital resources to meet all of the above obligations. Furthermore, if the merger contemplated by our definitive merger agreement with MGM MIRAGE is not consummated, we believe we have sufficient capital resources to pay dividends to holders of our common stock, strategically purchase shares of our common stock or invest in new projects. These beliefs are based upon (i) our historically strong and dependable operating cash flows; (ii) the availability of borrowing capacity under our revolving credit facility; and (iii) the ability to raise funds in the debt and equity markets. Under our revolving bank facility, which expires August 2006, we had $590 million of borrowing capacity available as of July 31, 2004, and under the most restrictive of our loan covenants, we had the ability to incur additional debt of $557 million. Our borrowing capacity under these covenants can fluctuate substantially from quarter to quarter, depending upon our operating cash flow.

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

        We have entered into a keep-well agreement with the City of Detroit that could require us to contribute additional funds, to the extent needed, to continue operation of the permanent facility through two years following the execution of the keep-well agreement. If we contribute additional amounts pursuant to this guarantee, there will be no proportionate increase in our ownership of the Detroit joint venture. The amount we may be required to contribute under this agreement has no contractual limit and cannot be determined at this time.

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

Forward-Looking Statements

        This report includes forward-looking statements which we have based on our current expectations about future events. They consist of statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including our business strategy and our current and future development plans. Forward-looking statements also are those that include the words "may," "could," "should," "would," "believe," "expect," "anticipate," "estimate," "intend," "plan" or similar expressions. These forward-looking statements are subject to risks, uncertainties and assumptions about us and our operations that are subject to change based on various important factors, some of which are beyond our control. Factors that could cause our financial performance to differ materially from the goals, plans, objectives, intentions and expectations expressed in our forward-looking statements include the following: (i) the possibility that the planned merger of an MGM MIRAGE subsidiary with and into Mandalay will not occur, (ii) our development and construction activities and those of the joint ventures in which we participate, (iii) competition, (iv) our dependence on existing management, (v) leverage and debt service (including sensitivity to fluctuations in interest rates and ratings which national rating agencies assign to our outstanding debt securities), (vi) domestic and global economic, credit and capital market conditions, (vii) changes in federal or state tax laws or the administration of those laws, (viii) changes in gaming laws or regulations (including the legalization or expansion of gaming in certain jurisdictions), (ix) expansion of gaming on Native American lands, including such lands in California, (x) applications for licenses and approvals under applicable laws and regulations (including gaming laws and regulations), (xi) regulatory or judicial proceedings, (xii) consequences of any future security alerts and/or terrorist attacks such as those that occurred on September 11, 2001, and (xiii) consequences of the war with Iraq and its aftermath. Additional information concerning potential factors that we think could cause our actual results to differ materially from expected and historical results is included under the caption "Factors that May Affect Our Future Results" in Item 1 of our annual report on Form 10-K for the year ended January 31, 2004. If one or more of the assumptions underlying our forward-looking statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements contained in this report. Therefore, we caution you not to place undue reliance on our forward-looking statements. This statement is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

        For information concerning the swap agreements we entered into during the current fiscal year, reference is made to the discussion under the caption "Financial Position and Capital Resources—Financing Activities—Interest Rate Swaps" in Item 2 of this report, which is incorporated herein by this reference.

        The following table provides information as of July 31, 2004 about our current financial instruments (interest rate swaps and debt obligations) that are sensitive to changes in interest rates. For debt obligations, the table presents principal payments and related weighted-average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted-average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted-average variable rates are based on implied forward rates in the yield curve. Implied forward rates should not be considered a predictor of actual future interest rates.

Year ending January 31, (in millions)	Remaining 2005	2006	2007	2008	2009	Thereafter	Total
Long-term debt (including current portion)
Fixed-rate	$0.1	$0.3	$200.2	$500.3	$200.3	$1,103.4	$2,004.6
Average interest rate	6.7%	6.7%	6.5%	10.2%	9.5%	7.5%	8.3%
Variable-rate	$8.2	$16.4	$276.4	$9.9	$85.9	$400.0	$796.8
Average interest rate	1.8%	3.3%	4.5%	4.9%	5.3%	5.4%	5.0%
Interest rate swaps
Pay fixed	$—	$—	$—	$—	$—	$—	$—
Average payable rate	—	—	—	—	—	—	—
Average receivable rate	—	—	—	—	—	—	—
Pay floating	$—	$—	$—	$—	$—	$500.0	$500.0
Average payable rate	—	—	—	—	—	8.3%	8.3%
Average receivable rate	—	—	—	—	—	6.4%	6.4%

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

        An evaluation was performed by management, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that, as of July 31, 2004, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

        There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Slot Machine Litigation

        As previously reported, on April 26, 1994, William H. Poulos brought a class action in the U.S. District Court for the Middle District of Florida, Orlando Division captioned William H. Poulos, et al. v. Caesars World, Inc. et al., against 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including Mandalay. On May 10, 1994, another plaintiff filed a class action complaint in the United States District Court for the Middle District of Florida in William Ahearn, et al. v. Caesars World, Inc. et al. alleging substantially the same allegations against 48 defendants, including Mandalay. On September 26, 1995, a third action was filed against 45 defendants, including Mandalay, in the U.S. District Court for the District of Nevada in Larry Schreier, et al. v. Caesars World, Inc. et al. The court consolidated the three cases in the U.S. District Court for the District of Nevada under the case captioned William H. Poulos, et al. v. Caesars World,  Inc. et al.

        The consolidated complaints allege that the defendants are involved in a scheme to induce people to play electronic video poker and slot machines based on false beliefs regarding how such machines operate and the extent to which a player is likely to win on any given play. The actions included claims under the Federal Racketeering Influenced and Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seek unspecified compensatory and punitive damages. A motion for class certification was filed in March 1998. On June 26, 2002, the Motion for Class Certification was denied. Subsequently, the Plaintiffs sought permission from the Ninth Circuit Court of Appeals to appeal the issue of class certification. The Court of Appeals granted the Plaintiffs' motion. On August 10, 2004, the Ninth Circuit entered its order affirming the district court's denial of the motion for class certification. The time period for filing a motion for rehearing of that ruling has since passed.

Shareholder Litigation

        The Company and its directors were named defendants in Stephen Ham, Trustee for the J.C. Ham Residuary Trust v. Mandalay Resort Group, et al., Case No. A487100, which was filed on June 11, 2004 in the 8th Judicial District Court for Clark County, Nevada, and Robert Lowinger v. Mandalay Resort Group, et al., Case No. A486782, which was filed on June 7, 2004 also in the 8th Judicial District Court for Clark County, Nevada. Both of these actions make claims concerning the announced merger between the Company and MGM MIRAGE, including claims of breach of fiduciary duty against the Company's directors, and seek injunctive relief and unspecified monetary damages. At this time, the plaintiffs in both actions have agreed that the Company and the directors do not need to respond to the pending complaints, as they intend to file a joint amended complaint and consolidate both actions. It is unknown when the plaintiffs will file an amended complaint. Once that happens, the Company and its directors will be required to either answer the complaint or file a dispositive motion.

Item 6. Exhibits.

        The following exhibits are filed as part of this report:

10.1	Amended and Restated Joint Venture Agreement dated as of June 25, 2002 by and among Nevada Landing Partnership and RBG, L.P.
31.1.	Certification of Michael S. Ensign, Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2.	Certification of Glenn Schaeffer, Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1.	Certification of Michael S. Ensign Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2.	Certification of Glenn Schaeffer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANDALAY RESORT GROUP (Registrant)
September 8, 2004	By:	/s/ GLENN SCHAEFFER Glenn Schaeffer President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Amended and Restated Joint Venture Agreement dated as of June 25, 2002 by and among Nevada Landing Partnership and RBG, L.P.
31.1.	Certification of Michael S. Ensign, Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2.	Certification of Glenn Schaeffer, Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1.	Certification of Michael S. Ensign Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2.	Certification of Glenn Schaeffer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
MANDALAY RESORT GROUP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  FINANCIAL POSITION AND CAPITAL RESOURCES
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
  Item 4. Controls and Procedures.
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 6. Exhibits.
SIGNATURE
INDEX TO EXHIBITS