Form 10-Q/A
period 2004-07-31
MANDALAY RESORT GROUP
filed 2004-10-08
CIK 725549

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

MANDALAY RESORT GROUP AND SUBSIDIARIES

Form 10-Q/A

(Amendment No. 1)

Explanatory Note

        This amendment is being filed solely for the purpose of correcting the amount reported as "Cash paid for income taxes" for the six months ended July 31, 2004, appearing under the caption "Supplemental cash flow disclosures" on the Condensed Consolidated Statements of Cash Flows. The Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Income are not affected by this change.

INDEX

Page No.
Part I. FINANCIAL INFORMATION
Item 1. Financial Statements:
Condensed Consolidated Balance Sheets (Unaudited) at July 31, 2004 and January 31, 2004	3
Condensed Consolidated Statements of Income (Unaudited) for the Three and Six Months Ended July 31, 2004 and 2003	4
Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended July 31, 2004 and 2003	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6-19
Part II. OTHER INFORMATION
Item 6. Exhibits	20

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

MANDALAY RESORT GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended July 31,
	2004	2003
Cash flows from operating activities
Net income	$145,542	$86,382
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	96,163	74,772
Provision for bad debts	2,935	2,056
Decrease in deferred income tax	(378)	(15,774)
Tax benefit from stock option exercises	12,031	34
Increase (decrease) in interest payable	7,161	(3,279)
Increase in accrued pension cost	7,770	5,275
Loss on disposition of fixed assets	1,068	601
Unconsolidated affiliates' (earnings in excess of distributions) distributions in excess of earnings	(2,125)	8,983
Minority interest in earnings, net of distributions	6,117	21,735
Changes in assets and liabilities:
Other current assets	17,422	1,190
Other current liabilities	16,391	31,772
Other noncurrent assets	7,124	8,412
Other	(2,456)	(2,903)

Total adjustments	169,223	132,874

Net cash provided by operating activities	314,765	219,256

Cash flows from investing activities
Capital expenditures	(72,775)	(346,002)
(Decrease) increase in construction payable	(3,824)	13,112
Increase in other investments	(10,401)	(10,179)
Intangible development costs	(6,333)	(10,334)
Other	18,449	1,251

Net cash used in investing activities	(74,884)	(352,152)

Cash flows from financing activities
Proceeds from issuance of senior notes and convertible senior debentures	—	650,000
Proceeds from equipment financing	—	145,000
Net effect on cash of issuances and payments of debt with initial maturities of three months or less	(190,000)	(90,000)
Principal payments of debt with initial maturities in excess of three months	(8,488)	(445,139)
Debt premium on reverse interest rate swap termination	5,424	6,812
Debt issuance costs	(132)	(16,536)
Exercise of stock options	19,240	30,219
Settlements and interest under equity forward agreements, net of tax benefit	—	(100,582)
Reversal of deferred gain	—	(10,339)
Payment of cash dividend	(36,442)	(13,748)
Other	6,526	(13,239)

Net cash (used in) provided by financing activities	(203,872)	142,448

Net increase in cash and cash equivalents	36,009	9,552
Cash and cash equivalents at beginning of year	153,490	148,442

Cash and cash equivalents at end of year	$189,499	$157,994

Supplemental cash flow disclosures
Cash paid for interest (net of amounts capitalized of $361 and $2,818)	$80,854	$104,345
Cash paid for income taxes	$49,144	$31,631
Noncash items
Increase in market value of investment in insurance contracts	$(2,456)	$(2,903)
Decrease in market value of interest rate swaps	$—	$3,211
Application of deposit for purchase of equipment	$—	$22,500

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

PART II. OTHER INFORMATION

Item 6. Exhibits.

        The following exhibits are filed as part of this report:

10.1	Amended and Restated Joint Venture Agreement dated as of June 25, 2002 by and among Nevada Landing Partnership and RBG, L.P.*
31.1.	Certification of Michael S. Ensign, Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2.	Certification of Glenn Schaeffer, Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1.	Certification of Michael S. Ensign Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2.	Certification of Glenn Schaeffer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Included as Exhibit 10.1 to this report as originally filed.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANDALAY RESORT GROUP (Registrant)
October 7, 2004	By:	/s/ GLENN SCHAEFFER Glenn Schaeffer President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Amended and Restated Joint Venture Agreement dated as of June 25, 2002 by and among Nevada Landing Partnership and RBG, L.P.*
31.1.	Certification of Michael S. Ensign, Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2.	Certification of Glenn Schaeffer, Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1.	Certification of Michael S. Ensign Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2.	Certification of Glenn Schaeffer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Included as Exhibit 10.1 to this report as originally filed.

QuickLinks

MANDALAY RESORT GROUP AND SUBSIDIARIES Form 10-Q/A (Amendment No. 1)
INDEX
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
SIGNATURE
INDEX TO EXHIBITS