Form 10-Q
period 2004-10-31
MANDALAY RESORT GROUP
filed 2004-12-09
CIK 725549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2004
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

(702) 632-6700

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 30, 2004
Common Stock, $.01 2/3 par value	67,531,870 shares

MANDALAY RESORT GROUP AND SUBSIDIARIES

Form 10-Q

INDEX

			Page No.
Part I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets (Unaudited) at October 31, 2004 and January 31, 2004		3
	Condensed Consolidated Statements of Income (Unaudited) for the Three and Nine Months Ended October 31, 2004 and 2003		4
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended October 31, 2004 and 2003		5
	Notes to Condensed Consolidated Financial Statements (Unaudited)		6-17
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-35
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35-36
	Item 4.	Controls and Procedures	36-37
Part II.	OTHER INFORMATION
	Item 1.	Legal Proceedings	38
	Item 6.	Exhibits	39

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MANDALAY RESORT GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	October 31, 2004	January 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$181,623	$153,490
Receivables, net of allowance	78,198	87,112
Inventories	39,163	35,166
Prepaid expenses and other	66,712	74,099
Total current assets	365,696	349,867
Property, equipment and leasehold interests, at cost, net	3,533,733	3,590,699
Other assets
Excess of purchase price over fair value of net assets acquired	37,965	37,965
Investments in unconsolidated affiliates	577,309	573,306
Other investments	73,321	60,886
Intangible development costs	97,693	95,610
Deferred charges and other assets	65,601	74,163
Total other assets	851,889	841,930
Total assets	$4,751,318	$4,782,496
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$16,687	$16,681
Accounts and contracts payable
Trade	47,812	39,016
Construction	8,759	10,122
Accrued liabilities	253,719	265,132
Total current liabilities	326,977	330,951
Long-term debt, net of current portion	2,725,036	3,001,975
Deferred income tax	242,318	230,324
Accrued intangible development costs	49,360	49,360
Other long-term liabilities	105,701	96,393
Total liabilities	3,449,392	3,709,003
Minority interest	47,821	43,223
Stockholders’ equity
Common stock $.01 2/3 par value
Authorized—450,000,000 shares
Issued—114,786,988 and 113,654,263 shares	1,913	1,894
Preferred stock $.01 par value
Authorized—75,000,000 shares	—	—
Additional paid-in capital	618,345	549,022
Retained earnings	1,768,406	1,592,199
Deferred compensation	(56,456)	(540)
Accumulated other comprehensive loss	(23,293)	(23,293)
Treasury stock (47,255,118 and 48,242,286 shares), at cost	(1,054,810)	(1,089,012)
Total stockholders’ equity	1,254,105	1,030,270
Total liabilities and stockholders’ equity	$4,751,318	$4,782,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

MANDALAY RESORT GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
REVENUES:
Casino	$340,311	$304,808	$1,018,882	$916,970
Hotel	210,124	167,728	615,271	493,365
Food and beverage	127,321	113,335	387,729	347,749
Other	89,212	83,614	283,903	257,112
	766,968	669,485	2,305,785	2,015,196
Less—complimentary allowances	(46,645)	(43,865)	(142,254)	(128,231)
	720,323	625,620	2,163,531	1,886,965
COSTS AND EXPENSES:
Casino	173,891	160,296	515,982	481,530
Hotel	70,875	57,998	208,202	173,806
Food and beverage	89,576	78,924	268,245	240,435
Other operating expenses	55,724	52,394	169,970	155,888
General and administrative	120,607	110,120	358,754	330,802
Corporate general and administrative	19,922	7,889	43,572	24,100
Depreciation and amortization	46,001	49,821	142,164	124,593
Operating lease rent	—	—	—	20,172
Preopening expenses	—	4,015	—	4,372
	576,596	521,457	1,706,889	1,555,698
EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	23,307	19,846	65,624	65,593
INCOME FROM OPERATIONS	167,034	124,009	522,266	396,860
OTHER INCOME (EXPENSE):
Interest, dividend and other income	(366)	686	1,942	3,390
Interest expense	(46,933)	(46,545)	(140,061)	(148,451)
Loss on early extinguishment of debt, net of related gain on swap terminations	—	—	—	(6,327)
Net interest expense from unconsolidated affiliates	(2,068)	(2,239)	(6,267)	(6,037)
	(49,367)	(48,098)	(144,386)	(157,425)
MINORITY INTEREST	(14,831)	(13,552)	(48,372)	(42,766)
INCOME BEFORE PROVISION FOR INCOME TAX	102,836	62,359	329,508	196,669
Provision for income tax	(35,729)	(21,717)	(116,859)	(69,645)
NET INCOME	$67,107	$40,642	$212,649	$127,024
BASIC EARNINGS PER SHARE
Net income per share	$.99	$.65	$3.17	$2.07
DILUTED EARNINGS PER SHARE
Net income per share	$.99	$.63	$3.15	$1.98
Average shares outstanding—basic	67,518,118	62,659,704	67,081,990	61,405,530
Average shares outstanding—diluted	68,075,411	64,894,681	67,568,942	64,241,628

The accompanying notes are an integral part of these condensed consolidated financial statements.

MANDALAY RESORT GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended October 31,
	2004	2003
Cash flows from operating activities
Net income	$212,649	$127,024
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	142,164	124,593
Provision for bad debts	2,923	1,765
Increase (decrease) in deferred income tax	11,994	(3,769)
Tax benefit from stock option exercises	12,418	40,034
Decrease in interest payable	(17,334)	(21,770)
Increase in accrued pension cost	11,641	8,192
Loss on disposition of fixed assets	1,189	1,049
Unconsolidated affiliates’ (earnings in excess of distributions) distributions in excess of earnings	(4,308)	4,453
Minority interest in earnings, net of distributions	4,598	29,501
Changes in assets and liabilities:
Other current assets	9,381	(9,843)
Other current liabilities	18,967	12,898
Other noncurrent assets	9,429	9,071
Other	(2,258)	(3,890)
Total adjustments	200,804	192,284
Net cash provided by operating activities	413,453	319,308
Cash flows from investing activities
Capital expenditures	(105,437)	(454,225)
(Decrease) increase in construction payable	(1,363)	7,379
Increase in other investments	(10,177)	(9,973)
Intangible development costs	(6,333)	(16,000)
Proceeds from insurance settlement	18,147	—
Other	950	1,884
Net cash used in investing activities	(104,213)	(470,935)
Cash flows from financing activities
Proceeds from issuance of senior notes and convertible senior debentures	—	650,000
Proceeds from equipment financing	—	145,000
Net effect on cash of issuances and payments of debt with initial maturities of three months or less	(270,000)	(100,000)
Principal payments of debt with initial maturities in excess of three months	(12,677)	(445,446)
Debt premium on reverse interest rate swap termination	5,424	—
Debt issuance costs	(186)	(17,012)
Exercise of stock options	19,886	89,632
Settlements and interest under equity forward agreements, net of tax benefit	—	(100,419)
Reversal of deferred gain	—	(10,339)
Payment of cash dividend	(36,442)	(29,962)
Other	12,888	(8,291)
Net cash (used in) provided by financing activities	(281,107)	173,163
Net increase in cash and cash equivalents	28,133	21,536
Cash and cash equivalents at beginning of year	153,490	148,442
Cash and cash equivalents at end of year	$181,623	$169,978
Supplemental cash flow disclosures
Cash paid for interest (net of amounts capitalized of $530 and $5,922)	$149,729	$166,873
Cash paid for income taxes	$61,741	$31,033
Noncash items
Increase in market value of investment in insurance contracts	$(2,258)	$(3,889)
Decrease in market value of interest rate swaps	—	$(5,756)
Application of deposit for purchase of equipment	—	$22,500

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

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. The results for the three and nine months ended October 31, 2004 are not necessarily indicative of results to be expected for the full fiscal year.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended January 31, 2004.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net income	$67,107	$40,642	$212,649	$127,024
Weighted-average shares outstanding (basic)	67,518	62,660	67,082	61,406
Dilutive effect of stock options	557	2,235	487	2,836
Weighted-average shares outstanding (diluted)	68,075	64,895	67,569	64,242
Basic earnings per share	$.99	$.65	$3.17	$2.07
Diluted earnings per share	$.99	$.63	$3.15	$1.98

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net income as reported	$67,107	$40,642	$212,649	$127,024
Less total stock-based employee compensation expense determined under the fair value method, net of tax	(190)	(682)	(831)	(2,235)
Pro forma net income	$66,917	$39,960	$211,818	$124,789
Net income per share (basic)
As reported	$.99	$.65	$3.17	$2.07
Pro forma	.99	.64	3.16	2.03
Net income per share (diluted)
As reported	$.99	$.63	$3.15	$1.98
Pro forma	.98	.62	3.13	1.94

The Company has also issued restricted stock pursuant to one of its stock incentive plans. The total value of each restricted stock grant, based upon the fair market value of the stock on the date of grant, is initially reported as deferred compensation under stockholders’ equity. This deferred compensation is then amortized to compensation expense over the related vesting period. Total deferred compensation amounted to $56.5 million at October 31, 2004 (net of amortization). The following table shows the amount of compensation expense reflected in the income statement related to grants of restricted stock (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Compensation expense	$4,870	$67	$11,539	$89

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

Comprehensive income consisted of the following (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Net income	$67,107	$40,642	$212,649	$127,024
Change in fair value of interest rate swaps	—	1,777	—	4,956
Comprehensive income	$67,107	$42,419	$212,649	$131,980

The accumulated comprehensive loss reflected on the balance sheet at October 31, 2004 and January 31, 2004 consisted solely of the minimum pension liability adjustment.

RECLASSIFICATIONS

The condensed consolidated financial statements for the prior year reflect certain other reclassifications to conform to classifications adopted in the current year. These reclassifications had no effect on previously reported net income.

Note 2. Investments in Unconsolidated Affiliates

The Company has investments in unconsolidated affiliates that are accounted for under the equity method. Under the equity method, original investments are recorded at cost and adjusted by the Company’s share of earnings, losses and distributions of these companies. The investment balance also includes unamortized interest capitalized during construction.  Investments in unconsolidated affiliates consisted of the following (in thousands):

	October 31, 2004	January 31, 2004
Circus and Eldorado Joint Venture (50%) (Silver Legacy, Reno, Nevada)	$63,485	$60,032
Elgin Riverboat Resort (50%) (Grand Victoria, Elgin, Illinois)	243,944	246,637
Victoria Partners (50%) (Monte Carlo, Las Vegas, Nevada)	269,880	266,637
	$577,309	$573,306

The Company’s unconsolidated affiliates operate with fiscal years ending on December 31. Selected results of operations for each of the unconsolidated affiliates are as follows:

Three months ended	Silver	Grand	Monte
September 30, 2004	Legacy	Victoria	Carlo	Total
	(in thousands)
Revenues	$42,358	$99,799	$69,621	$211,778
Expenses	33,927	86,954	50,748	171,629
Income from operations	8,431	12,845	18,873	40,149
Net income	4,110	12,892	18,997	35,999

Three months ended	Silver	Grand	Monte
September 30, 2003	Legacy	Victoria	Carlo	Total
	(in thousands)
Revenues	$43,186	$93,749	$67,951	$204,886
Expenses	34,824	84,609	48,300	167,733
Income from operations	8,362	9,140	19,651	37,153
Net income	4,116	9,166	19,657	32,939

Nine months ended	Silver	Grand	Monte
September 30, 2004	Legacy	Victoria	Carlo	Total
	(in thousands)
Revenues	$119,823	$294,302	$214,515	$628,640
Expenses	96,136	257,310	147,229	500,675
Income from operations	23,687	36,992	67,286	127,965
Net income	10,868	37,135	67,429	115,432

Nine months ended	Silver	Grand	Monte
September 30, 2003	Legacy	Victoria	Carlo	Total
	(in thousands)
Revenues	$117,495	$281,233	$200,575	$599,303
Expenses	96,429	228,369	142,211	467,009
Income from operations	21,066	52,864	58,364	132,294
Net income	9,204	53,064	58,467	120,735

Note 3. Intangible Development Costs

On August 2, 2002, the Detroit City Council approved a revised development agreement pursuant to which MotorCity Casino is to expand its current facility by December 31, 2005. Under the revised development agreement, MotorCity Casino has paid the City of Detroit $44.0 million. MotorCity is further obligated, through letters of credit issued by the Company, to fund approximately $49.4 million to repay bonds issued by the Economic Development Corporation of the City of Detroit (“EDC”). The Company recorded an intangible asset of $93.4 million, representing the total of the above payments and obligations. As of October 31, 2004, the remaining unpaid obligation is $49.4 million.

MotorCity is also obligated under an indemnity agreement to indemnify the EDC and the City of Detroit with respect to certain liabilities. As of October 31, 2004, MotorCity had paid $4.3 million under this indemnity agreement.  These payments are also considered to be part of the intangible development costs.

The above intangible development costs have an indefinite life. See Note 10—Commitments and Contingent Liabilities for additional details regarding the Company’s Detroit joint venture.

Note 4. Long-term Debt

Long-term debt consisted of the following:

	October 31,	January 31,
	2004	2004
	(in thousands)
Amounts due under bank credit agreements at floating interest rates, weighted average of 3.7% and 2.9%	$180,000	$450,000
6.45% Senior Notes due 2006 (net of unamortized discountof $55 and $88)	199,945	199,912
10 1/4% Senior Subordinated Notes due 2007	500,000	500,000
9 1/2% Senior Notes due 2008	200,000	200,000
6 1/2% Senior Notes due 2009	250,000	250,000
9 3/8% Senior Subordinated Notes due 2010 (net of unamortized discount of $1,414 and $1,612)	298,586	298,388
6 3/8% Senior Notes due 2011 (net of unamortized discount of $1,727 and $1,907)	248,273	248,093
7 5/8% Senior Subordinated Debentures due 2013	150,000	150,000
Amounts due under Convertible Senior Debentures due 2033 at floating interest rates, weighted average of 2.7% and 1.9%	400,000	400,000
7.0% Debentures due 2036 (net of unamortized discount of $55 and $65)	149,945	149,935
6.70% Debentures due 2096	4,265	4,415
Obligation under capital lease	132,710	145,000
Other notes	3,653	3,888
	2,717,377	2,999,631
Current portion of long-term debt	(16,687)	(16,681)
Debt premium from termination of reverse interest rate swaps	17,674	17,711
Market value of reverse interest rate swaps	6,672	1,314
	$2,725,036	$3,001,975

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

At October 31, 2004, the Company was in compliance with all of the covenants in its credit facilities and lease agreement and, under the most restrictive covenant, was restricted from issuing additional debt in excess of approximately $650 million.

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

In February 2003, the Company entered into two “reverse” interest rate swap agreements (“fair value hedges”) with members of its bank group. Under one agreement, the Company received a fixed interest rate of 9.25% and paid a variable interest rate (based on LIBOR plus 6.35%) on $275 million notional amount. Under the other, the Company received a fixed rate of 6.45% and paid a variable interest rate (based on LIBOR plus 3.57%) on $200 million notional amount. In May 2003, the Company elected to terminate the $275 million swap and received $2.7 million in cash, representing the fair market value of the swap. Accounting rules require such gains to be treated as debt premium and amortized over the remaining life of the related debt instrument using an effective interest method. However, since the underlying $275 million Senior Subordinated Notes were called on July 15, 2003, the unamortized portion of this gain (along with the unamortized portion of the gain related to a similar interest rate swap that was terminated in October 2002) was offset against the related loss on early retirement of debt. The total gain thus offset was $9.0 million. Meanwhile, in June 2003, the Company elected to terminate the $200 million swap. The Company received $4.1 million in cash, representing the fair market value of this swap, and recorded a corresponding debt premium which is being amortized to interest expense over the then remaining life of the related debt instrument, which was approximately 2 1/2 years.

In July 2003, the Company entered into two “reverse” interest rate swap agreements (“fair value hedges”) with members of its bank group. Under one agreement, the Company received a fixed interest rate of 6.5% and paid a variable interest rate (based on LIBOR plus 2.39%) on $200 million notional amount. Under the other, the Company received a fixed rate of 6.5% and paid a variable interest rate (based on LIBOR plus 2.42%) on $50 million notional amount. These swaps were being used to hedge the Company’s $250 million 6 1/2% Senior Notes due 2009. In March 2004, the Company elected to terminate both of the swaps, pursuant to which it received $5.4 million in cash representing the fair market value of these swaps, and recorded a corresponding debt premium which is being amortized to interest expense over the remaining life of the related debt, which was approximately 5 1/2 years at the time the swap was terminated.

In December 2003, the Company entered into two “reverse” interest rate swap agreements (“fair value hedges”) with members of its bank group. Under one agreement, the Company receives a fixed interest rate of 6.375% and pays a variable interest rate (based on LIBOR plus 1.74%, or 4.0% at October 31, 2004) on $125 million notional amount. Under the other, the Company receives a fixed rate of 6.375% and pays a variable interest rate (based on LIBOR plus 1.72%, or 4.0% at October 31, 2004) on $125 million notional amount. These swaps are being used to hedge the Company’s $250 million 6 3/8% Senior Notes due 2011.

In April 2004, the Company entered into a “reverse” interest rate swap agreement (“fair value hedge”) with a member of its bank group. Under this agreement, the Company receives a fixed interest rate of 6.5% and pays a variable interest rate (based on LIBOR plus 2.58%, or 4.9% at October 31, 2004)

on $250 million notional amount. This swap is being used to hedge the Company’s $250 million 6½% Senior Notes due 2009.

The net effect of all swaps resulted in a reduction of interest expense of $4.3 million in the quarter and $13.4 million in the nine months ended October 31, 2004.

The Company is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. However, the Company considers the risk of nonperformance by the counterparties to be minimal because the parties to the swaps are predominantly members of the Company’s bank group. If the Company had terminated all of its then-existing swaps as of October 31, 2004, the Company would have received a net amount of $6.7 million based on quoted market values from the various financial institutions holding the swaps.

Our swaps meet the criteria for hedge accounting established by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which the Company adopted in fiscal 2002. The Company reports its swap related assets and liabilities on a net basis in “Other Long-term Liabilities”. The fair market value of the swaps designated as fair value hedges increased $5.4 million during the nine months ended October 31, 2004, which decreased the net liability with a corresponding increase in long-term debt.

Note 6. Leasing Arrangements

On June 30, 2003, the Company exercised its purchase options under previously existing operating leases and purchased equipment for a total purchase price of $198.3 million, representing the equipment’s fair market value based upon independent appraisals. Of this amount, $188.0 million was reflected as capital expenditures, with the balance of $10.3 million representing the reversal of unamortized deferred gain related to the December 2001 sale and leaseback transaction. The purchase price was financed utilizing the $145 million the Company received under its new capital lease agreement, with the balance being borrowed under the revolving credit facility.

Note 7. Stock Options and Restricted Stock

The Company has various stock incentive plans for executive, managerial and supervisory personnel, as well as the Company’s outside directors and consultants. All of the plans permit grants of options, and two of the plans also permit the grant of performance shares and restricted stock awards relating to the Company’s common stock. As of October 31, 2004, the awards granted pursuant to these plans were stock options, which are generally exercisable in one or more installments beginning not less than six months after the grant date, and restricted stock, which generally vests ratably over three or five years. As of October 31, 2004, the total remaining shares available for grant under these plans (as options, performance shares, or restricted stock) was 2,068,249.

Summarized information for stock options was as follows:

	Nine Months Ended October 31, 2004
	Options	Weighted-Average Exercise Price
Outstanding at beginning of period	1,744,302	$21.19
Granted	—	—
Exercised	(987,168)	20.14
Canceled	(2,500)	23.88
Outstanding at end of period	754,634	22.56
Exercisable at end of period	219,034	23.02

Summarized information for unvested restricted stock was as follows:

Nine Months Ended October 31, 2004
Unvested at beginning of period	20,250
Granted	1,133,425
Vested	(6,750)
Canceled	(700)
Unvested at end of period	1,146,225

During the nine months ended October 31, 2004, the Company did not purchase any shares of its common stock. In the prior year period, the Company did not purchase any shares of its common stock, though it did settle its equity forward agreements (see Note 9).

Note 8. Stock Related Matters

On June 16, 2004, Mandalay and MGM MIRAGE jointly announced that they had entered into a definitive merger agreement pursuant to which MGM MIRAGE will acquire Mandalay for $71.00 in cash for each outstanding share of common stock of Mandalay. The transaction is structured as a merger of a wholly owned subsidiary of MGM MIRAGE with and into Mandalay. The transaction is subject to the approval of Mandalay’s stockholders and to the satisfaction of customary closing conditions contained in the definitive merger agreement, including the receipt of all necessary regulatory and governmental approvals. Accordingly, there can be no assurance as to when, or if, the transaction will be consummated.

On June 15, 2004, Mandalay amended its rights agreement to provide, among other things, that neither MGM MIRAGE, nor MGM MIRAGE Acquisition #61 or any affiliate or associate of either shall be deemed to be an acquiring person either individually or collectively, by virtue of (i) the announcement of the merger, (ii) the acquisition of common stock of Mandalay pursuant to that merger, (iii) the execution of the related merger agreement, or (iv) the consummation of the merger or the other transactions contemplated by the merger agreement. On August 2, 2004 the rights agreement was further amended to extend from August 15, 2004 to August 15, 2014 the date the rights issued under the rights agreement will expire, subject to Mandalay’s right to extend that date, unless the rights are earlier redeemed or exchanged by Mandalay or terminated.

Note 9. Equity Forward Agreements

To facilitate the purchase of shares of its common stock, the Company entered into equity forward agreements with Bank of America (“B of A” or “the Bank”) providing for the Bank’s purchase of up to an agreed amount of the Company’s outstanding common stock. Bank of America acquired a total of 6.9 million shares at a total cost of $138.7 million under these agreements. Pursuant to the interim settlement provisions and an amendment to the agreements, the Company received a net of 3.6 million shares and reduced the notional amount of the agreements by $38.7 million as of January 31, 2003. On March 31, 2003, the Company purchased the remaining 3.3 million shares from B of A for the notional amount of $100 million. The settlement of the contract was funded under the Company’s revolving credit facility.

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

On August 2, 2002, the Detroit City Council approved a revised development agreement between the joint venture and the City of Detroit (the “Revised Development Agreement”). Under the Revised Development Agreement, MotorCity Casino is to be expanded into a permanent facility at its current location by December 31, 2005. The permanent facility is currently expected to include 100,000 square feet of casino space, a 400-room hotel, a 1,200-seat theater, convention space, and additional restaurants, retail space and parking. Depending upon market conditions, the availability of additional land and the joint venture’s ability to obtain reasonable financing, the joint venture could be required to construct an additional 400 rooms. Under the terms of this agreement, the joint venture has paid the City a total of $44.0 million. Also, beginning January 1, 2006, the joint venture is to pay the City 1% of its adjusted casino revenues. If its casino revenues top $400 million in any given calendar year, the payment will be increased to 2% for that calendar year.

Originally, the joint venture’s permanent facility was to have been located on land along the Detroit River. The City’s Economic Development Corporation issued bonds to finance the City’s acquisition of that land, and Bank of America issued letters of credit totaling $49.4 million to secure (and ultimately make) the payments of principal and interest on those bonds. Mandalay then issued letters of credit totaling $49.4 million to back Bank of America’s letters of credit. The Company will continue to provide such letters of credit. As part of the Revised Development Agreement, the joint venture has relinquished the right to receive any of the riverfront land acquired by the City, and has transferred to the City its interest in certain real property previously purchased by the joint venture and the other casino developers. Both the joint venture and Mandalay are subject to a radius restriction prohibiting them from operating additional casinos within approximately 150 miles of Detroit, so long as the laws of the state are not amended to permit more than three casinos within the radius. Additionally, the joint venture is required to indemnify the City for up to $20 million in claims against the City in connection with the acquisition of the riverfront land and in connection with the Lac Vieux litigation described below.

The Company has committed to contribute 20% of the costs of the permanent facility in the form of an investment in the joint venture. The joint venture will seek to borrow any additional funds (in excess of Mandalay’s equity contribution) which may be necessary to complete the expanded permanent facility. Under the operating agreement, the project costs are to be reviewed every nine months. As of October 31, 2004, the Company had contributed 20% of the project costs as most recently determined. The cost of the additional facilities (excluding land, capitalized interest and preopening expenses) is currently estimated to be $275 million. Under the Revised Development Agreement, the Company guaranteed completion of the expanded facility and entered into a keep-well agreement with the City that could require it to contribute additional funds to continue operation of the facility until two years following the execution of the completion guarantee and keep-well agreement. There is no contractual limitation on the amount that the Company may be required to contribute under the completion guarantee or the keep-well agreement. However, based on the performance of the casino to date, the Company does not expect that its completion guarantee or keep-well agreement with the City will require the outlay of additional capital.

The joint venture’s $150 million credit facility matured June 30, 2003. The Company had guaranteed this credit facility.

Under the terms of the joint venture’s operating agreement, Mandalay is to receive a management fee for a period of ten years equal to 1.5% of the cost of the permanent casino facility. The management committee of the joint venture initially determined that Mandalay was entitled to the management fee commencing on the date the Revised Development Agreement was signed, since that agreement provided for the existing facility to become the permanent facility. The management committee ultimately determined that the management fee should not be paid until the permanent casino expansion is completed. As a result, the Company reversed previously accrued management fee income of $1.8 million in the second quarter ended July 31, 2003.

Various lawsuits have been filed in the state and federal courts challenging the constitutionality of the Casino Development Competitive Selection Process Ordinance and the Michigan Gaming Control and Revenue Act, and seeking to appeal the issuance of a certificate of suitability and casino license to MotorCity Casino. A decision by the Sixth Circuit Court of Appeals in Lac Vieux Desert Band of Lake Superior Chippewa Indians v. The Michigan Gaming Control Board et al. held that the ordinance in its current form was unconstitutional and remanded the case to the District Court. The Michigan Gaming Control Board (“MGCB”) took the ruling of the Sixth Circuit Court of Appeals under advisement without comment. The District Court declared that the ordinance in its current form is unconstitutional and awarded the Lac Vieux Band attorneys’ fees and costs totaling $545,094, but rejected the Lac Vieux Band’s request to require a rebidding of the three casino licenses, and in addition, rejected the Lac Vieux Band’s request to enjoin the City of Detroit from entering into revised development agreements with the three casino developers, including MotorCity Casino. The Lac Vieux Band has appealed the District Court’s decision to the Sixth Circuit Court of Appeals.  The Sixth Circuit Court of Appeals issued an opinion granting the Lac Vieux Band’s motion for an injunction pending appeal that temporarily enjoins the City of Detroit from issuing building permits for the permanent casino facilities and temporarily enjoins the casino developers from commencing construction of the permanent casino facilities.

The Lac Vieux Band has filed a separate action in the Gogebic County, Michigan, Circuit Court entitled Lac Vieux Desert Band of Lake Superior Chippewa Indians v. Michigan Gaming Control Board, in which the Lac Vieux Band has requested the Circuit Court to enter an order requiring the MGCB to revoke the casino licenses issued to the three Detroit casinos, including MotorCity Casino.  As a result of the settlement agreement discussed below, this action has been dismissed.

On November 26, 2003, the Company announced that MotorCity Casino had signed a settlement agreement with the Lac Vieux Desert Band of Lake Superior Chippewa Indians. On April 23, 2004, pursuant to the terms of this settlement agreement which was approved by the District Court, MotorCity Casino paid to the Lac Vieux Band $1.5 million, plus $500,000 for attorneys’ fees. Because approval of the settlement agreement was subsequently appealed, all further settlement payments ($1.5 million due 30 days after the initial payment, $5.75 million due on the first and second anniversaries of the initial payment and $1 million due annually for 25 years beginning on the third anniversary of the initial payment) were suspended pending resolution of the appeal. If the Sixth Circuit Court of Appeals ultimately affirms the approval of the settlement agreement, then, absent filing of another adverse claim, the payment schedule will be reinstated and MotorCity Casino will have to immediately pay all amounts that otherwise would have been due during the period of suspension (plus interest thereon). The occurrence of certain other events will suspend, lower and/or terminate the payments. There can be no assurance as to when final resolution will occur with respect to this matter, or what action the courts might take.  These payments would satisfy the joint venture’s obligations under the indemnity agreement described above with respect to Lac Vieux litigation claims. However, the joint venture would still be liable for claims related to the acquisition of the riverfront land, which potentially are capped at $4 million.

Any future adverse ruling by the courts in the above lawsuits or in other lawsuits, or any adverse ruling by the MGCB, could affect the joint venture’s operation of its current facility, as well as its ability to retain its certificate of suitability and casino license for its expanded permanent facility. No assurance can be given regarding the timing or outcome of any of these proceedings.

The joint venture’s operation of MotorCity Casino is subject to ongoing regulatory oversight, and its ability to proceed with an expanded hotel/casino project is contingent upon the receipt of all necessary governmental approvals, successful resolution of pending litigation and satisfaction of other conditions.

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

The consolidated complaints allege that the defendants are involved in a scheme to induce people to play electronic video poker and slot machines based on false beliefs regarding how such machines operate and the extent to which a player is likely to win on any given play. The actions included claims under the Federal Racketeering Influenced and Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seek unspecified compensatory and punitive damages. A motion for class certification was filed in March 1998. On June 26, 2002, the Motion for Class Certification was denied. Subsequently, the Plaintiffs sought permission from the Ninth Circuit Court of Appeals to appeal the issue of class certification. The Court of Appeals granted the Plaintiffs’ motion. On August 10, 2004, the Ninth Circuit entered its order affirming the district court’s denial of the motion for class certification. The time period for filing a motion for rehearing of that ruling has since passed.

Shareholder Litigation

The Company and its directors were named defendants in Stephen Ham, Trustee for the J.C. Ham Residuary Trust v. Mandalay Resort Group, et al., Case No. A487100, which was filed on June 11, 2004 in the

8th Judicial District Court for Clark County, Nevada, and Robert Lowinger v. Mandalay Resort Group, et al., Case No. A486782, which was filed on June 7, 2004 also in the 8th Judicial District Court for Clark County, Nevada. Both of these actions make claims concerning the announced merger between the Company and MGM MIRAGE, including claims of breach of fiduciary duty against the Company’s directors, and seek injunctive relief and unspecified monetary damages. The plaintiffs in both actions agreed that the Company and the directors do not need to respond to the pending complaints, as they intend to file a joint amended complaint and consolidate both actions. On December 3, 2004, without an operative complaint, the plaintiff in Ham filed a motion for temporary restraining order and motion for preliminary injunction enjoining the Mandalay shareholder vote on the proposed merger and for an order shortening time to allow plaintiff to conduct expedited discovery. The motion was denied.

The Company is a defendant in various other pending litigation. In management’s opinion, the ultimate outcome of such litigation will not have a material effect on the results of operations or the financial position of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are one of the four largest hotel/casino operators in the United States, in terms of revenues, rooms and casino space. Our operations consist of wholly owned resorts in Nevada and Mississippi, as well as jointly owned resorts in Nevada, Illinois and Michigan. Our resorts cater to a wide variety of customers, from value-oriented to high-end, and we strive to provide the best overall experience in each of the market segments in which we compete. Our core market is Las Vegas, the world’s largest gaming market, where our properties are expected to generate approximately 75% of our operating income in fiscal 2005. We have the largest-scaled hotel/casino resort development in Las Vegas. Our “Mandalay Mile” consists of three interconnected megaresorts on 230 acres, and includes our flagship property, Mandalay Bay. Mandalay Bay is typically the best performer among our properties, as it possesses amenities that appeal to higher-income customers. Strong demand from this segment of our customer base has permitted us greater pricing leverage, which has helped to drive results at this property. With the recent additions of an all-suites hotel tower and a retail center (discussed more fully under “Financial Position and Capital Resources—New Projects” below), Mandalay Bay should continue to be the leading driver of near-term growth for our company.

Our operating results are highly dependent on the volume of customers visiting and staying at our resorts, which drives results in our two principal revenue centers—the casino and the hotel. We generate approximately 50% of our revenues from gaming activities, and approximately 25% from hotel operations. The volume of casino activity is measured by “drop,” which refers to amounts wagered by our customers. The amount of drop which we keep and recognize as casino revenue is referred to as our “win” or “hold.”  In our hotel business, the key metric is revenue per available room, or “REVPAR.”  REVPAR reflects both occupancy levels and room rates, each of which is impacted by customer demand, among other factors. Although the casino accounts for approximately 50% of our revenues companywide, we consider the hotel to be the principal driver of our business in the Las Vegas market. This is due to the fact that the majority of our revenues are derived from “in-house” customers, that is, customers who stay in our hotel rooms. Consequently, to the extent we can place higher-value customers in our rooms, we can generate increased revenues throughout our properties. Furthermore, due to the nature of gaming activities, we have little pricing leverage in the casino, whereas we possess significant pricing leverage in our rooms.

Recent Developments

Merger Agreement

On June 16, 2004, Mandalay and MGM MIRAGE jointly announced that they had entered into a definitive merger agreement pursuant to which MGM MIRAGE will acquire Mandalay for $71.00 in cash for each outstanding share of common stock of Mandalay. The transaction is structured as a merger of a wholly owned subsidiary of MGM MIRAGE with and into Mandalay. The transaction is subject to the approval of Mandalay’s stockholders and to the satisfaction of customary closing conditions contained in the definitive merger agreement, including the receipt of all necessary regulatory and governmental approvals. Accordingly, there can be no assurance as to when, or if, the transaction will be consummated.

Critical Accounting Policies

A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2004. There were no material changes to those policies during the quarter and nine months ended October 31, 2004.

Significant Factors Affecting Results of Operations

Economic Conditions

Historically, there has not been a high correlation between economic conditions and our operating results. This has been true with respect to the overall U.S. economy and also the regional economies from which we derive a sizeable portion of our customers (e.g., California). However, we believe an improved economy in the country contributed to positive results in the first nine months of fiscal 2005. Visitor volume on the Las Vegas Strip increased 6% in the first nine months of calendar 2004 (the most recent period for which information is available) and we expect this trend to continue during the remainder of the year.

Results of Operations

Earnings per Share

For the quarter ended October 31, 2004, we reported net income of $67.1 million, or $.99 per diluted share, versus $40.6 million, or $.63 per diluted share in the prior year. For the nine months, net income was $212.6 million, or $3.15 per diluted share, compared to $127.0 million, or $1.98 per diluted share.

The increases in earnings for the three and nine month periods were due principally to strong results at our Las Vegas Strip properties. Income from operations at these properties (including our 50% share of Monte Carlo) increased $50.6 million, or 59% in the quarter, driven by a 28% increase in hotel revenues and a 14% increase in casino revenues. In the nine-month period, income from operations at these properties (including our 50% share of Monte Carlo) increased $125.0 million, or 46%, driven by a 27% increase in hotel revenues and a 13% increase in casino revenues. The Mandalay Bay convention center and THEhotel (the all-suites tower which opened in December 2003 at Mandalay Bay), along with the rebound in the national economy, contributed to REVPAR increases of 18% and 19% in the three-month and nine-month periods and likewise contributed to higher customer counts, which factored into the increases in casino revenues.

Results for the three and nine months ended October 31, 2004 included (1) a change in accounting estimate with respect to our fixed jackpot accrual, which resulted in additional revenue of $8.2 million included in casino revenues; (2) merger related costs (which are not deductible for tax purposes) of $6.6 million included in corporate expense; and (3) a reduction of other revenues of $3.4 million related to an adjustment of the amortization of deferred income.

Results for the nine months ended October 31, 2003 included a loss on early retirement of debt of $6.3 million arising from the call of our $275 million 9 1/4% Senior Subordinated Notes due 2005 (see “Interest Expense,” below) and also included the effect of reversing previously accrued management fee income of $1.8 million from our 53.5%-owned MotorCity Casino in Detroit, Michigan (see the discussion under “New Projects—Detroit” in the “Financial Position and Capital Resources” section, below).

Results for the three and nine months ended October 31, 2004 and 2003, include an adjustment to the carrying value of investments associated with our Supplemental Executive Retirement Plan (“SERP”), a defined benefit plan for senior executives, to reflect the investments’ market value. This noncash adjustment (reflected in the “Interest, dividends and other income” caption in the Condensed Consolidated Statements of Income) resulted in a loss of $0.2 million in the quarter and a gain of $2.3 million in the nine-month period in fiscal 2005, compared with gains of $1.0 million and $3.9 million in the comparable periods in fiscal 2004. Results for the current nine-month period also include a noncash loss of $0.9 million related to interest rate swaps.

Average diluted shares outstanding in the three and nine months ended October 31, 2004 were 68.1 million and 67.6 million, versus 64.9 million and 64.2 million in the prior year periods. The increases from prior year periods reflect the issuance of shares pursuant to the exercise of employee stock options over the course of the past year, as well as grants of restricted stock to key executives in the first quarter of fiscal 2005.

Revenues

Revenues increased $94.7 million, or 15%, for the three months ended October 31, 2004 and $276.6 million, or 15%, for the nine months compared to the same periods last year, due primarily to results at our Las Vegas Strip properties. Mandalay Bay was the largest contributor, with revenues rising $50.9 million, or 31%, and $145.2 million, or 30%, over the prior year. Expanded convention business, along with the opening of THEhotel, helped drive a $29.6 million, or 46%, increase in hotel revenue at this property in the quarter, and a $77.4 million, or 40%, increase in the nine-month period.

Casino Revenues

Casino revenues rose $35.5 million, or 12%, in the third quarter and $101.9 million, or 11%, in the nine-month period. These increases include the effect of the previously discussed change in accounting estimate with respect to our fixed jackpot accrual of $8.2 million.

All of our Las Vegas properties demonstrated strong increases in the quarter and nine months, led by Mandalay Bay and Luxor. Casino revenues at Mandalay Bay increased $6.4 million, or 13%, in the three months and $23.3 million, or 16%, in the nine months, while Luxor increased $6.3 million, or 24%, and $14.9 million, or 20%, in the same periods. The December 2003 opening of THEhotel at Mandalay Bay and the October 2003 opening of Mandalay Place (our retail shopping experience connecting Mandalay Bay and Luxor), along with a stronger economy, have contributed to sizeable increases in casino traffic at these two properties. Elsewhere in Nevada, the rebound in the economy contributed to an overall modest increase in casino revenues despite competitive challenges from expanded Native American gaming. Meanwhile, casino revenues at MotorCity Casino in Detroit rose $10.9 million, or 12%, in the quarter and $31.4 million, or 11%, in the nine months. At Gold Strike Resort in Tunica County, Mississippi, casino revenues rose $1.8 million, or 6%, and $7.4 million, or 8%, in those same periods. The upturn in the economy and increased marketing efforts resulted in those properties gaining market share.

Hotel Revenues

Hotel revenues increased $42.4 million, or 25%, in the quarter and $121.9 million, or 25%, in the nine-month period. Our Las Vegas Strip properties were the source for most of this increase, as REVPAR at these properties rose 18% and 19% in the three and nine month periods, respectively. Mandalay Bay was the most significant contributor, generating an increase of $29.6 million, or 46%, in the quarter and $77.4 million, or 40%, in the nine months, driven in large part by the additional 1,117 suites in THEhotel. With two million square feet of convention facilities and the opening of THEhotel, this property has increased its emphasis on the business and convention segment of the market, which has traditionally been willing to pay higher rates for midweek rooms. Hotel revenues at Mandalay Bay include revenues related to the rental of convention space, which amounted to $4.2 million in the third quarter compared with $2.5 million in the prior year quarter, and $9.9 million in the nine months compared with $8.7 million in the prior year. The following table compares average room rates, occupancy and REVPAR at our wholly owned properties:

	Quarter 10/31/04			Quarter 10/31/03
	Rate	Occ.%	REVPAR	Rate	Occ.%	REVPAR
Weighted average all wholly owned properties	$102	89%	$90	$88	86%	$76
Weighted average wholly owned Las Vegas Strip properties	$120	93%	$112	$105	90%	$94

	Nine Months 10/31/04			Nine Months 10/31/03
	Rate	Occ.%	REVPAR	Rate	Occ.%	REVPAR
Weighted average all wholly owned properties	$100	89%	$89	$86	87%	$75
Weighted average wholly owned Las Vegas Strip properties	$120	92%	$110	$103	90%	$93

Food and Beverage Revenues

Food and beverage revenues increased $14.0 million, or 12%, in the quarter and $40.0 million, or 11%, in the nine-month period. The increase was due mainly to the expansion of Mandalay Bay’s convention business and the December 2003 opening of THEhotel.

Other Revenues

Other revenues derive primarily from entertainment, amusements and retail. Other revenues rose $5.6 million, or 7%, in the third quarter, and $26.8 million, or 10%, in the nine-month period, notwithstanding a reduction of $3.4 million representing an adjustment of the amortization of deferred income related to a long-term contract. Retail revenues in the three-month and nine-month periods benefited from the October 2003 opening of Mandalay Place. Entertainment revenues were higher in the nine-month period due to a number of major events that were held in Mandalay Bay’s Special Events Center (most notably the May 15, 2004 championship boxing match between Roy Jones Jr. and Antonio Tarver and two concerts by Prince).

Costs and Expenses

Health Care

Employee health care costs increased $4.6 million, or 12%, and $15.1 million, or 14%, in the three and nine months ended October 31, 2004. Rising medical costs, a higher incidence of catastrophic claims and an increase in the number of employees (due primarily to the December 2003 opening of THEhotel) contributed to these increases. These costs are included in the various departmental expenses reported in the Condensed Consolidated Statements of Income.

Depreciation and Amortization

For the three and nine months ended October 31, 2004, depreciation and amortization expense was $46.0 million and $142.2 million, versus $49.8 million and $124.6 million in the comparable prior-year periods. Depreciation expense decreased in the three months due to original equipment at Mandalay Bay that became fully depreciated on March 2, 2004, the five-year anniversary of the opening of Mandalay Bay.  The June 30, 2003 exercise of purchase options under two operating lease agreements (pursuant to which we paid $198.3 million to acquire the equipment under the leases) and the December 2003 opening of THEhotel resulted in additional depreciation expense in the nine-month period this year (partially offset by the fully depreciated equipment at Mandalay Bay). (See the discussions under “Financing Activities—Other Financing Transactions” and “Off Balance Sheet Arrangements—Operating Leases” under “Financial Position and Capital Resources” for additional details regarding the operating lease agreements discussed above.)

Operating Lease Rent

We had no operating lease rent for the three or nine months ended October 31, 2004, compared with $20.2 million for the corresponding nine-month period. The decrease was related to the previously discussed June 30, 2003 termination of our operating leases.

Corporate General and Administrative

For the three and nine months ended October 31, 2004, corporate general and administrative expense was $19.9 million and $43.6 million, versus $7.9 million and $24.1 million in the comparable prior-year periods. The increases were due to merger related costs (which are not deductible for tax purposes) of $6.6 million and $7.3 million in the three and nine months this year, along with amortization of deferred compensation related to restricted stock awards of $4.9 million and $11.5 million in the same periods.

Income from Operations

For the three and nine months ended October 31, 2004, income from operations rose $43.0 million, or 35%, and $125.4 million, or 32%, compared with the previous year. The composite operating margins were 23.2% and 24.1% for the three and nine months this year, compared to 19.8% and 21.0% last year. Income from operations in the quarter and nine months benefited from improved operating results at our Las Vegas Strip properties, as discussed more fully below. The table below summarizes our operating results by property and is followed by a discussion of operating results by market.

	Quarter 10/31/2004		Quarter 10/31/2003
	Income from Operations	Depreciation and Amortization	Income from Operations	Depreciation and Amortization
	(in millions)
Mandalay Bay	$48.0	$18.2	$18.8	$22.0
Luxor	33.1	7.2	24.3	7.2
Excalibur	27.4	4.2	21.8	4.2
Circus Circus-Las Vegas(1)	15.3	4.6	11.1	5.0
Gold Strike-Tunica	4.3	2.3	5.6	2.2
Colorado Belle / Edgewater	1.2	2.3	0.5	2.5
Circus Circus-Reno	4.2	1.5	2.6	1.4
Gold Strike properties(2)	1.1	0.8	0.5	0.9
MotorCity Casino(3)	32.4	3.1	29.8	2.6
Unconsolidated joint ventures(4)	23.3	0.1	19.9	0.1
Other	(1.7)	0.0	(1.3)	0.0
Subtotal	$188.6	$44.3	$133.6	$48.1
Corporate expense	(21.6)	1.7	(9.6)	1.7
Total	$167.0	$46.0	$124.0	$49.8

	Nine Months 10/31/2004		Nine months 10/31/2003
	Income from Operations	Depreciation and Amortization	Income from Operations	Depreciation and Amortization
	(in millions)
Mandalay Bay	$138.6	$57.6	$74.0	$49.2
Luxor	94.3	22.6	71.7	18.2
Excalibur	80.3	12.5	62.7	9.9
Circus Circus-Las Vegas(1)	48.6	14.3	34.5	14.0
Gold Strike-Tunica	17.1	6.8	16.3	6.5
Colorado Belle / Edgewater	8.9	7.0	5.2	7.3
Circus Circus-Reno	10.8	4.5	6.7	4.4
Gold Strike properties(2)	5.0	2.5	1.7	2.6
MotorCity Casino(3)	105.3	9.1	93.9	7.4
Unconsolidated joint ventures(4)	65.6	0.2	65.7	0.2
Other	(3.6)	0.1	(6.5)	0.0
Subtotal	$570.9	$137.2	$425.9	$119.7
Corporate expense	(48.6)	5.0	(29.0)	4.9
Total	$522.3	$142.2	$396.9	$124.6

(1)          Includes Circus Circus-Las Vegas and Slots-A-Fun.

(2)          Includes Gold Strike, Nevada Landing and Railroad Pass.

(3)          MotorCity Casino is 53.5%-owned and its operations are consolidated for financial reporting purposes.

(4)          Includes Monte Carlo, Grand Victoria and Silver Legacy, each of which is 50%-owned.

Las Vegas

Our Las Vegas properties (including our 50% share of Monte Carlo) posted an overall increase in income from operations of $50.6 million, or 59%, and $125.0 million, or 46%, during the three and nine months ended October 31, 2004, due mostly to higher hotel and casino revenues at each property.

At Mandalay Bay, income from operations rose $29.2 million, or 155%, and $64.6 million, or 87%, in the three and nine months ended October 31, 2004. As noted previously, the opening of THEhotel along with expanded convention business (stemming from the convention center) contributed to a significant increase in hotel revenues. Meanwhile, casino revenues at this property rose 13% and 16% in the three and nine months (though the property experienced a lower than normal hold percentage on its table games in the quarter). Mandalay Bay’s quarterly results also benefited from lower depreciation expense (due to equipment that became fully depreciated on the five-year anniversary of the property’s opening), though depreciation expense increased in the nine-month period (due to the purchase of previously leased equipment, the majority of which related to Mandalay Bay, and the opening of THEhotel).

Income from operations at our other Las Vegas properties also rose in the three and nine months, up $8.8 million, or 36%, and $22.6 million, or 32%, at Luxor; $5.6 million, or 26%, and $17.6 million, or 28%, at Excalibur; and $4.2 million, or 38%, and $14.1 million, or 41%, at Circus Circus-Las Vegas. Meanwhile, the contribution from the 50%-owned Monte Carlo rose $2.9 million, or 28%, and $6.1 million, or 21%, in the three and nine months, despite the fact that Monte Carlo had rooms out of service for remodeling during the nine month period. The rebound in the national economy and the overall strength of the Las Vegas market were significant factors in the higher results at these properties. Luxor also benefited from the convention center (though to a much lesser extent than Mandalay Bay), as well as Mandalay Place, which connects Luxor and Mandalay Bay.

Reno

Income from operations at our Reno properties (including our 50% share of Silver Legacy) was up $1.4 million, or 21%, in the quarter and up $5.2 million, or 29%, in the nine months ended October 31, 2004. Though Reno continues to face increasing competition from expanded Native American gaming in California and the northwestern U.S., we believe an improved economy more than offset this impact.

Laughlin

Our two Laughlin properties, Colorado Belle and Edgewater, posted a combined increase in income from operations of $0.7 million, or 140%, for the quarter and $3.7 million, or 71%, for the nine months. Like the Reno market, Laughlin continues to face increasing competition from Native American casinos in its primary feeder markets in Arizona and southern California, but was able to show increased results due to the stronger economy.

Other Markets

In Detroit, Michigan, MotorCity Casino generated increases in income from operations of $2.6 million, or 9%, and $11.4 million, or 12%, in the three and nine months ended October 31, 2004, despite an increase in the casino tax rate which took effect September 1, 2004 and resulted in additional tax of approximately $4.0 million in the three and nine month periods. (See “Recent Tax Developments” for additional details regarding this tax increase.)  MotorCity benefited from the economic rebound and increased marketing efforts, which have increased its market share.

In Tunica County, Mississippi, income from operations at Gold Strike fell $1.3 million, or 23%, in the quarter, but rose $0.8 million, or 5%, during the nine months ended October 31, 2004. While increased marketing efforts have improved market share for this property overall, the related costs contributed to lower results in the current quarter.

The contribution to income from operations from Grand Victoria (our 50%-owned riverboat casino in Elgin, Illinois) increased $0.9 million, or 17%, in the quarter, but decreased $7.2 million, or 29%, in the nine months ended October 31, 2004. The decrease in the nine-month period was due to the impact of a gaming tax increase that took effect July 1, 2003 (see “Recent Tax Developments”).

Interest Expense

For the three months ended October 31, 2004, interest expense increased $0.4 million. While average debt outstanding in the quarter was lower compared to last year, capitalized interest was $2.9 million higher in the prior year quarter, resulting in the slight overall increase in interest expense. For the nine months, interest expense decreased $8.4 million, benefiting from lower average debt outstanding and a higher proportion of less-expensive variable-rate debt. These benefits were partially mitigated by higher capitalized interest in the nine months a year ago (see discussion below).

On July 15, 2003, we called our $275 million 9 1/4% Senior Subordinated Notes due 2005 using borrowings under our revolving credit facility. We paid a premium of $12.7 million to call these notes and wrote off related unamortized loan fees of $2.6 million, resulting in a total loss of $15.3 million. This loss was partially offset by $9.0 million in gains from the sale of related interest rate swaps. As a result of this transaction, the nine-month results in the prior year include a net loss on early retirement of debt of $6.3 million.

Capitalized interest was $0.2 million and $0.5 million in the three and nine months ended October 31, 2004, compared to $3.1 million and $5.9 million in the previous year. Capitalized interest in the current year relates primarily to the spa and roof-top restaurant at THEhotel, and in the previous year related primarily to the original construction of THEhotel.

Income Taxes

The effective tax rate for the three and nine months ended October 31, 2004 was 34.7% and 35.5% compared to 34.8% and 35.4% for the same periods a year ago. These rates reflect the federal corporate statutory rate of 35%, plus state income taxes and the effect of various nondeductible expenses, including merger-related costs.

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

On August 17, 2004, the Governor of Michigan signed new legislation providing for an increase in the gaming tax rate from 18% to 24% effective September 1, 2004. The new law provides for an additional one percent increase in the tax rate on each of July 1, 2009, 2010 and 2011. Once a permanent facility is fully operational, the tax is reduced to 19%. The legislation further provides that the tax increase is eliminated if the Michigan Lottery Act is amended and video lottery terminals at horse racetracks become operational. As a result of this new legislation, we currently estimate that gaming taxes at MotorCity Casino will be increased by approximately $25-$30 million on an annual basis.

FINANCIAL POSITION AND CAPITAL RESOURCES

Operating Activities

For the nine months ended October 31, 2004, net cash provided by operating activities was $413.5 million versus $319.3 million in the prior year. Net cash provided by operating activities increased due primarily to improved operating results, as net income and depreciation expense (each discussed previously) rose a combined $103.2 million. While the tax benefit from the exercise of employee stock options decreased from $40.0 million in the nine months last year to $12.4 million in the current nine months, this decrease was offset by changes in deferred income taxes and working capital which occurred in the normal course of business. (For tax purposes, gains recognized by employees upon the exercise of stock options are considered additional compensation expense and are therefore deductible.)

Mandalay had cash and cash equivalents of $181.6 million at October 31, 2004, sufficient for normal daily operating requirements. Our cash balance has historically not been subject to significant fluctuations because we manage our cash through our revolving credit facility. To the extent excess cash is available, it is used to repay borrowings under our revolving credit facility, and to the extent additional cash is required, we borrow funds under the facility.

Investing Activities

Net cash used in investing activities was $104.2 million for the nine months ended October 31, 2004, versus $470.9 million in the prior year. Investing activities related primarily to capital expenditures.

Capital expenditures for the nine months ended October 31, 2004, which were funded from a combination of cash flow and additional borrowings, totaled $105.4 million. Of this amount, $29.9 million related to THEhotel, $11.5 million related to Mandalay Place, and $2.4 million related to the new spa at Excalibur.

In the corresponding nine months last year, capital expenditures totaled $454.2 million. Of this amount, $188.0 million related to the acquisition of equipment purchased pursuant to the purchase options we exercised under our operating lease agreements (see “Other Financing Transactions” and “Off Balance Sheet Arrangements—Operating Leases” for additional details), $158.1 million related to the construction of THEhotel, $29.2 million related to the construction of Mandalay Place, and $22.7 million related to the purchase of a new corporate aircraft (which was funded primarily through the application of a $22.5 million deposit made in fiscal 2003).

Financing Activities

For the nine months ended October 31, 2004, financing activities used net cash of $281.1 million. Cash was used primarily to repay $282.7 million in borrowings and to fund $36.4 million in dividend payments to our shareholders. This was partially offset by the proceeds from exercises of employee stock options, which provided cash of $19.9 million.

In the prior year period, financing activities provided net cash of $173.2 million. The net proceeds of approximately $650 million from the issuances of the $400 million Floating Rate Convertible Senior

Debentures and the $250 million 6 1/2% Senior Notes were used to pay down our revolving credit facility. We subsequently utilized new borrowings under the revolving credit facility to fund the $100 million settlement of our equity forward agreement, the repayment of our $150 million 6 3/4% Senior Subordinated Notes and the call of our $275 million 9 1/4% Senior Subordinated Notes. Also in the prior year period, we entered into a capital lease pursuant to which we borrowed $145 million which, in combination with borrowings under our revolving credit facility, was used to fund the $198.3 million buyout of our previously existing operating leases, and we also paid off the remaining $20.0 million of the Detroit credit facility. Furthermore, we received $89.6 million in proceeds stemming from exercises of employee stock options.

Revolving Credit Facility

Our $850 million revolving credit facility, which is for general corporate purposes, is unsecured and provides for the payment of interest, at our option, at either (i) a Eurodollar-based rate; or (ii) a rate equal to or an increment above the higher of (a) the Bank of America prime rate, or (b) the Federal Reserve Board federal funds rate plus 50 basis points. At October 31, 2004, the effective rate of interest on the indebtedness outstanding under our revolving credit facility was 3.7%. The revolving credit facility includes financial covenants regarding total debt and interest coverage, plus covenants that limit our ability to dispose of assets, make distributions on our capital stock, engage in a merger, incur liens and engage in transactions with our affiliates. On August 21, 2006, the entire principal amount then outstanding under our revolving credit facility becomes due and payable, unless the maturity date is extended with the consent of the lenders. The balance outstanding under our revolving credit facility at October 31, 2004 was $180 million.

As of October 31, 2004, we were in compliance with all of the covenants in our revolving credit facility, including those related to total debt and interest coverage, and under the most restrictive covenant, we had the ability to issue additional debt of approximately $650 million. Our borrowing capacity under these covenants can fluctuate substantially from quarter to quarter depending upon our operating cash flow.

Convertible Senior Debentures

On March 21, 2003, we issued $350 million original principal amount of floating-rate convertible senior debentures due 2033 (“convertible debentures”). An additional $50 million original principal amount of the convertible debentures was issued on April 2, 2003, pursuant to an option granted to the initial purchasers. The convertible debentures bear interest at a floating rate equal to 3-month LIBOR (reset quarterly) plus 0.75%, subject to a maximum rate of 6.75%. The convertible debentures also provide for the payment of contingent interest after March 21, 2008 if the average market price of the convertible debentures reaches a certain threshold. Such contingent interest is considered an embedded derivative with a nominal value. The convertible debentures provide for an initial base conversion price of $57.30 per share, reflecting a conversion premium of 100% over Mandalay’s closing stock price of $28.65 on March 17, 2003.

Each convertible debenture is convertible into shares of Mandalay’s common stock (i) during any calendar quarter beginning after June 30, 2003, if the closing price of Mandalay’s common stock is more than 120% of the base conversion price (initially 120% of $57.30, or $68.76) for at least 20 of the last 30 trading days of the preceding calendar quarter; (ii) during any period in which the credit rating assigned to the convertible debentures by S&P, or its successor, is at or below B+ or the equivalent, or if the credit rating assigned to the convertible debentures by Moody’s, or its successor, is at or below B2 or the equivalent; (iii) if we take certain corporate actions, including a merger such as the one contemplated by our definitive merger agreement with MGM MIRAGE; or (iv) if we call the convertible debentures for redemption. If the convertible debentures are converted, holders will be entitled to receive 17.452 shares per convertible debenture, or an aggregate of 7.0 million shares of Mandalay common stock, subject to our right to deliver cash in lieu of all or a portion of the shares, and subject to adjustment of the conversion rate for any stock dividend; any subdivision or combination, or certain reclassifications, of the shares of our common stock; any distribution to all holders of shares of our common stock of certain rights to purchase shares of our common stock for a period expiring within 60 days at less than the sale price per share of our common stock at the time; any distribution to all holders of shares of our common stock of our assets (including shares of capital stock of a subsidiary), debt securities or certain rights to purchase our securities; or any “extraordinary cash dividend.”  For this purpose, an extraordinary cash dividend is one the amount of which, together with all other cash dividends paid during the preceding 12-month period, is on a per share basis in excess of the sum of (i) 5% of the sale price of the shares of our common stock on the day preceding the date of declaration of such dividend and (ii) the quotient of the amount of any contingent cash interest paid on a convertible debenture during such 12-month period divided by the number of shares of common stock issuable upon conversion of a convertible debenture at the conversion rate in effect on the payment date of such contingent cash interest. In addition, if at the time of conversion the market price of Mandalay’s common stock exceeds the then-applicable base conversion price, holders will be entitled to receive up to an additional 14.2789 shares of Mandalay’s common stock for each $1,000 original principal amount of convertible debentures, as determined pursuant to a specified formula, or up to an additional 5.7 million shares in the aggregate, subject to our right to deliver cash in lieu of all or a portion of the shares.

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

Interest Rate Swaps

In February 2003, we entered into two “reverse” interest rate swap agreements (“fair value hedges”) with members of our bank group. Under one agreement, we received a fixed interest rate of 9.25% and paid a variable interest rate (based on LIBOR plus 6.35%) on $275 million notional amount. Under the other, we received a fixed rate of 6.45% and paid a variable interest rate (based on LIBOR plus 3.57%) on $200 million notional amount. In May 2003, we elected to terminate the $275 million swap and received $2.7 million in cash, representing the fair market value of the swap. Accounting rules require such gains to be treated as debt premium and amortized over the remaining life of the related debt instrument using an effective interest method. However, since the underlying $275 million Senior Subordinated Notes were called on July 15, 2003, the unamortized portion of this gain (along with the unamortized portion of the gain related to a similar interest rate swap that was terminated in October 2002) was offset against the related loss on early retirement of debt. The total gain thus offset was $9.0 million.

Meanwhile, in June 2003, we elected to terminate the $200 million swap. We received $4.1 million in cash, representing the fair market value of this swap, and recorded a corresponding debt premium which is being amortized to interest expense over the then remaining life of the related debt instrument, which was approximately 2 1/2 years.

In July 2003, we entered into two “reverse” interest rate swap agreements (“fair value hedges”) with members of our bank group. Under one agreement, we received a fixed interest rate of 6.5% and paid a variable interest rate (based on LIBOR plus 2.39%) on $200 million notional amount. Under the other agreement, we received a fixed rate of 6.5% and paid a variable interest rate (based on LIBOR plus 2.42%) on $50 million notional amount. These swaps were being used to hedge our $250 million 6 1/2% Senior Notes due 2009. In March 2004, we elected to terminate both of the above swaps, pursuant to which we received $5.4 million in cash representing the fair market value of these swaps, and recorded a corresponding debt premium which is being amortized to interest expense over the then remaining life of the related debt instrument, which was approximately 5 1/2 years.

Mandalay had an interest rate swap agreement (“cash flow hedge”) of $200 million notional amount, which terminated on September 24, 2003.

In December 2003, we entered into two “reverse” interest rate swap agreements (“fair value hedges”) with members of our bank group. Under one agreement, we receive a fixed interest rate of 6.375% and pay a variable interest rate (based on LIBOR plus 1.74%) on $125 million notional amount. Under the other, we receive a fixed rate of 6.375% and pay a variable interest rate (based on LIBOR plus 1.72%) on $125 million notional amount. These swaps are being used to hedge our $250 million 6 3/8% Senior Notes due 2011.

In April 2004, we entered into a “reverse” interest rate swap agreement (“fair value hedge”) with a member of our bank group. Under this agreement, we receive a fixed interest rate of 6.5% and pay a variable interest rate (based on LIBOR plus 2.58%) on $250 million notional amount. This swap is being used to hedge our $250 million 6 1/2% Senior Notes due 2009.

We entered into the above swap agreements, which met the criteria established by the Financial Accounting Standards Board for hedge accounting, in order to further manage our interest expense and achieve a better balance of variable to fixed rate debt in our debt portfolio. Including the effect of interest rate swaps, approximately 45% of our debt outstanding at October 31, 2004 and 2003 was variable rate. While we believe Mandalay is currently better served by maintaining a higher proportion of less expensive variable rate debt, we continue to monitor and evaluate current economic conditions, along with our financial condition, and may adjust the percentage of variable rate debt in the future, as we consider appropriate.

Other Financing Transactions

On June 30, 2003, we exercised our options under two operating lease agreements relating to equipment located at several of our Nevada properties, and purchased the equipment for a total purchase price of $198.3 million, representing the equipment’s estimated fair market value based on independent appraisals. Simultaneously, we entered into a new lease agreement pursuant to which we assigned a portion of the equipment acquired to the new lessors and borrowed $145 million. These proceeds, along with borrowings under our revolving credit facility, were used to fund the purchase of the equipment under the previous operating leases.

The new lease agreement is considered a capital lease for financial reporting purposes, and we recorded an asset and a corresponding liability equal to the fair market value of the assets at inception of the lease. The new lease agreement contains financial covenants regarding total debt and interest coverage that are similar to those under our revolving credit facility. The agreement also contains covenants regarding equipment maintenance, insurance requirements and prohibitions on liens. As of October 31, 2004, we were in compliance with all of the covenants in this lease agreement. We elected to terminate our operating lease agreements in order to replace them with equally priced and more transparent financing (i.e., reflected on our balance sheet).

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

On November 17, 2003, we redeemed $145.6 million of our $150 million aggregate principal amount of 6.70% Debentures due 2096 pursuant to the holders’ one-time option, which was funded utilizing borrowings under our revolving credit facility.

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

Dividends

On June 12, 2003, Mandalay’s board of directors’ instituted a policy of quarterly cash dividends. On March 3, 2004, the board of directors declared a cash dividend of $.27 per share which was paid May 3, 2004 to shareholders of record April 16, 2004. On June 2, 2004, the board of directors declared a cash dividend of $.27 per share which was paid August 2, 2004 to shareholders of record July 15, 2004.  Pursuant to the terms of the definitive merger agreement with MGM MIRAGE, additional dividends may not be declared pending the consummation of the merger or the termination of the definitive merger agreement if the merger is not consummated.

New Projects

THEhotel

THEhotel, a 1,117-all-suites tower at Mandalay Bay, opened in December 2003. The suites average 750 square feet, among the largest room product in the Las Vegas market. The 43-story tower also includes meeting suites, a spa and fitness center, a lounge and two restaurants, including a rooftop venue “Mix-Las Vegas” created by famed chef Alain Ducasse that will open in December 2004. The total cost of the new tower is estimated to be approximately $275 million, excluding land, capitalized interest and preopening expenses. As of October 31, 2004, we had incurred costs of $274.1 million related to this project.

Mandalay Place

In October 2003, we opened Mandalay Place, a retail center located between Mandalay Bay and Luxor. The center includes approximately 90,000 square feet of retail space and approximately 40 stores and restaurants, including internationally branded retailers like Oilily, GF Ferre, Nike Golf and Urban Outfitters, along with restaurants by celebrity chefs Pierro Selvaggio, Hubert Keller and Rick Moonen. The cost is estimated to be approximately $60 million, excluding land, capitalized interest and preopening expenses. As of October 31, 2004, we had incurred costs of $59.4 million related to this project.

Detroit

We participate with the Detroit-based Atwater Casino Group in a joint venture that owns and operates a casino in Detroit, Michigan. This joint venture is one of three groups which negotiated casino development agreements with the City of Detroit. We have a 53.5% ownership interest in the joint venture.

On August 2, 2002, the Detroit City Council approved a revised development agreement between the joint venture and the City of Detroit (the “Revised Development Agreement”). Under the Revised Development Agreement, MotorCity Casino is to be expanded into a permanent facility at its current location by December 31, 2005. The permanent facility is currently expected to include 100,000 square feet of casino space, a 400-room hotel, a 1,200-seat theater, convention space, and additional restaurants, retail space and parking. Depending upon market conditions, the availability of additional land and the joint venture’s ability to obtain reasonable financing, the joint venture could be required to construct an additional 400 rooms. Under the terms of this agreement, the joint venture has paid the City a total of $44.0 million. Also, beginning January 1, 2006, the joint venture is to pay the City 1% of its adjusted casino revenues. If its casino revenues top $400 million in any given calendar year, the payment will be increased to 2% for that calendar year.

Originally, the joint venture’s permanent facility was to have been located on land along the Detroit River. The City’s Economic Development Corporation issued bonds to finance the City’s acquisition of that land, and Bank of America issued letters of credit totaling $49.4 million to secure (and ultimately make) the payments of principal and interest on those bonds. We then issued letters of credit totaling $49.4 million to back Bank of America’s letters of credit. We will continue to provide such letters of credit. As part of the Revised Development Agreement, the joint venture has relinquished the right to receive any of the riverfront land acquired by the City, and has transferred to the City its interest in certain real property previously purchased by the joint venture and the other casino developers. Both the joint venture and Mandalay are subject to a radius restriction prohibiting them from operating additional casinos within approximately 150 miles of Detroit, so long as the laws of the state are not amended to permit more than three casinos within the radius. Additionally, the joint venture is required to indemnify the City for up to $20 million in claims against the City in connection with the acquisition of the riverfront land and in connection with the Lac Vieux litigation described below.

We have committed to contribute 20% of the costs of the permanent facility in the form of an investment in the joint venture. The joint venture will seek to borrow any additional funds (in excess of Mandalay’s equity contribution) which may be necessary to complete the expanded permanent facility. Under our operating agreement, the project costs are to be reviewed every six months. As of October 31, 2004, we had contributed 20% of the project costs as most recently determined. The cost of the additional facilities (excluding land, capitalized interest and preopening expenses) is currently estimated to be $275 million. Under the Revised Development Agreement, we have guaranteed completion of the facility and have entered into a keep-well agreement with the City that could require us to contribute additional funds to continue operation of the expanded facility until two years following the execution of the completion guarantee and keep-well agreement. There is no contractual limitation on the amount that we may be required to contribute under our completion guarantee or the keep-well agreement. However, based on the performance of the casino to date, we do not expect that our completion guarantee or keep-well agreement with the City will require the outlay of additional capital.

The joint venture’s $150 million credit facility matured June 30, 2003. We had guaranteed this credit facility.

Under the terms of the joint venture’s operating agreement, Mandalay is to receive a management fee for a period of ten years equal to 1.5% of the cost of the permanent casino facility. The management committee of the joint venture initially determined that Mandalay was entitled to the management fee commencing on the date the Revised Development Agreement was signed, since that agreement provided for the existing facility to become the permanent facility. The management committee ultimately determined that the management fee should not be paid until the permanent casino expansion is completed. As a result, we reversed previously accrued management fee income of $1.8 million in the second quarter ended July 31, 2003.

Various lawsuits have been filed in the state and federal courts challenging the constitutionality of the Casino Development Competitive Selection Process Ordinance and the Michigan Gaming Control and Revenue Act, and seeking to appeal the issuance of a certificate of suitability and casino license to MotorCity Casino. A decision by the Sixth Circuit Court of Appeals in Lac Vieux Desert Band of Lake Superior Chippewa Indians v. The Michigan Gaming Control Board et al. held that the ordinance in its current form was unconstitutional and remanded the case to the District Court. The Michigan Gaming Control Board (“MGCB”) took the ruling of the Sixth Circuit Court of Appeals under advisement without comment. The District Court declared that the ordinance in its current form is unconstitutional and awarded the Lac Vieux Band attorneys’ fees and costs totaling $545,094, but rejected the Lac Vieux Band’s request to require a rebidding of the three casino licenses, and in addition, rejected the Lac Vieux Band’s request to enjoin the City of Detroit from entering into revised development agreements with the three casino developers, including MotorCity Casino. The Lac Vieux Band has appealed the District Court’s decision to the Sixth Circuit Court of Appeals. The Sixth Circuit Court of Appeals issued an opinion granting the Lac Vieux Band’s motion for an injunction pending appeal that temporarily enjoins the City of Detroit from issuing building permits for the permanent casino facilities and temporarily enjoins the casino developers from commencing construction of the permanent casino facilities.

The Lac Vieux Band filed a separate action in the Gogebic County, Michigan, Circuit Court entitled Lac Vieux Desert Band of Lake Superior Chippewa Indians v. Michigan Gaming Control Board, in which the Lac Vieux Band requested the Circuit Court to enter an order requiring the MGCB to revoke the casino licenses issued to the three Detroit casinos, including MotorCity Casino. As a result of the settlement agreement discussed below, this action has been dismissed.

On November 26, 2003, we announced that MotorCity Casino had signed a settlement agreement with the Lac Vieux  Band. On April 23, 2004, pursuant to the terms of this settlement agreement which was approved by the District Court, MotorCity Casino paid to the Lac Vieux Band $1.5 million, plus $500,000 for attorneys’ fees. Because approval of the settlement agreement was subsequently appealed, all further settlement payments ($1.5 million due 30 days after the initial payment, $5.75 million due on the first and second anniversaries of the initial payment and $1 million due annually for 25 years beginning on the third anniversary of the initial payment) were suspended pending resolution of the appeal. If the Sixth Circuit Court of Appeals ultimately affirms the approval of the settlement agreement, then, absent filing of another adverse claim, the payment schedule will be reinstated and MotorCity Casino will have to immediately pay all amounts that otherwise would have been due during the period of suspension (plus interest thereon). The occurrence of certain other events will suspend, lower and/or terminate the payments. There can be no assurance as to when final resolution will occur with respect to this matter, or what action the courts might take.  These payments would satisfy the joint venture’s obligations under the indemnity agreement described above with respect to Lac Vieux litigation claims. However, the joint venture would still be liable for claims related to the acquisition of the riverfront land, which potentially are capped at $4 million.

Any future adverse ruling by the courts in the above lawsuits or in other lawsuits, or any adverse ruling by the MGCB, could affect the joint venture’s operation of its current facility, as well as its ability to retain its certificate of suitability and casino license for its expanded permanent facility. No assurance can be given regarding the timing or outcome of any of these proceedings.

The joint venture’s operation of MotorCity Casino is subject to ongoing regulatory oversight, and its ability to proceed with an expanded hotel/casino project is contingent upon the receipt of all necessary governmental approvals, successful resolution of pending litigation and satisfaction of other conditions.

Share Purchases

On March 31, 2003, we purchased 3.3 million shares under our equity forward agreements for $100 million (discussed more fully under “Off Balance Sheet Arrangements”). In March 2003, the Board of Directors authorized the purchase of up to 10 million shares of our common stock that remain outstanding after we fully utilized our prior share purchase authorizations. Since March 31, 2003, we have made no additional share purchases, and as of October 31, 2004, the number of shares we were authorized to purchase was approximately 10.3 million. Any share purchases we may make in the future will be dependent upon cash flow, borrowing capacity and market conditions, and are expected to be made in accordance with the volume and other limitations of Rule 10b-18 under the Securities Exchanges Act of 1934.

Pursuant to the terms of the definitive merger agreement with MGM MIRAGE, we may not purchase additional shares of our common stock pending the consummation of the merger or the termination of the definitive merger agreement if the merger is not consummated.

Liquidity

We have various obligations including the following: (i) existing cash obligations; (ii) capital commitments on projects under way as well as capital commitments and other obligations relating to the proposed expansion of our Detroit joint venture property (see “New Projects—Detroit”); and (iii) the potential cash settlement of our convertible debentures. We believe we have sufficient capital resources to meet all of the above obligations. Furthermore, if the merger contemplated by our definitive merger agreement with MGM MIRAGE is not consummated, we believe we have sufficient capital resources to pay dividends to holders of our common stock, strategically purchase shares of our common stock or invest in new projects. These beliefs are based upon (i) our historically strong and dependable operating cash flows; (ii) the availability of borrowing capacity under our revolving credit facility; and (iii) the ability to raise funds in the debt and equity markets. Under our revolving bank facility, which expires August 2006, we had $670 million of borrowing capacity available as of October 31, 2004, and under the most restrictive of our loan covenants, we had the ability to incur additional debt of $650 million. Our borrowing capacity under these covenants can fluctuate substantially from quarter to quarter, depending upon our operating cash flow.

Off Balance Sheet Arrangements

Commitments Related to Our Detroit Joint Venture

We are committed to contribute 20% of the cost of our Detroit joint venture’s permanent facility in the form of an investment in the Detroit joint venture. The cost of the permanent facility is to be evaluated each January 31 and July 31. While we currently anticipate that the cost of the additional facilities

(excluding land, capitalized interest, and preopening expenses) will be approximately $275 million, the timing and the ultimate amount of the required equity contribution cannot be determined at this time.

We have guaranteed completion of our Detroit joint venture’s expanded permanent facility. If we contribute additional amounts pursuant to this guarantee, there will be no proportionate increase in our ownership of the Detroit joint venture. The amount we may be required to contribute under this guarantee has no contractual limit and cannot be determined at this time.

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

Under the Revised Development Agreement dated August 2, 2002, the Detroit joint venture is required to indemnify the City of Detroit for up to $20 million in claims against the City in connection with the acquisition of riverfront land and in connection with the Lac Vieux litigation. See the preceding discussion under “New Projects—Detroit” for additional details.

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

On June 30, 2003, we exercised our purchase options under these operating leases and purchased the equipment for a total purchase price of $198.3 million, representing the equipment’s fair market value based upon independent appraisals. The purchase was financed through a combination of borrowings under our new lease agreement and borrowings under our revolving credit facility.

Equity Forward Agreements

To facilitate our purchase of shares, we entered into equity forward agreements with Bank of America (“B of A” or “the Bank”) providing for the Bank’s purchase of up to an agreed amount of our outstanding common stock. Bank of America acquired a total of 6.9 million shares at a total cost (notional amount) of $138.7 million under these agreements. Pursuant to the interim settlement provisions and an amendment to the agreements, we had received a net of 3.6 million shares and reduced the notional amount of the agreements by $38.7 million as of January 31, 2003. On March 31, 2003, we purchased the remaining 3.3 million shares from B of A for the notional amount of $100 million. The settlement of the contract was funded under our revolving credit facility.

We incurred quarterly interest charges on the notional amount at a rate equal to LIBOR plus 1.95%. Total interest charges incurred from inception through March 31, 2003, amounted to $12.3 million. We also incurred structuring fees and commission charges totaling $3.7 million. These interest charges and other fees are included in the cost of treasury stock, net of the related tax benefit.

Forward-Looking Statements

This report includes forward-looking statements which we have based on our current expectations about future events. They consist of statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including our business strategy and our current and future development plans. Forward-looking statements also are those that include the words “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan” or similar expressions. These forward-looking statements are subject to risks, uncertainties and assumptions about us and our operations that are subject to change based on various important factors, some of which are beyond our control. Factors that could cause our financial performance to differ materially from the goals, plans, objectives, intentions and expectations expressed in our forward-looking statements include the following: (i) the possibility that the planned merger of an MGM MIRAGE subsidiary with and into Mandalay will not occur, (ii) our development and construction activities and those of the joint ventures in which we participate, (iii) competition, (iv) our dependence on existing management, (v) leverage and debt service (including sensitivity to fluctuations in interest rates and ratings which national rating agencies assign to our outstanding debt securities), (vi) domestic and global economic, credit and capital market conditions, (vii) changes in federal or state tax laws or the administration of those laws, (viii) changes in gaming laws or regulations (including the legalization or expansion of gaming in certain jurisdictions), (ix) expansion of gaming on Native American lands, including such lands in California, (x) applications for licenses and approvals under applicable laws and regulations (including gaming laws and regulations), (xi) regulatory or judicial proceedings, (xii) consequences of any future security alerts and/or terrorist attacks such as those that occurred on September 11, 2001, and (xiii) consequences of the war with Iraq and its aftermath. Additional information concerning potential factors that we think could cause our actual results to differ materially from expected and historical results is included under the caption “Factors that May Affect Our Future Results” in Item 1 of our annual report on Form 10-K for the year ended January 31, 2004. If one or more of the assumptions underlying our forward-looking statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements contained in this report. Therefore, we caution you not to place undue reliance on our forward-looking statements. This statement is provided as permitted by the Private Securities Litigation Reform Act of 1995.

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

For information concerning the swap agreements we entered into during the current fiscal year, reference is made to the discussion under the caption “Financial Position and Capital Resources—Financing Activities—Interest Rate Swaps” in Item 2 of this report, which is incorporated herein by this reference.

The following table provides information as of October 31, 2004 about our current financial instruments (interest rate swaps and debt obligations) that are sensitive to changes in interest rates. For debt obligations, the table presents principal payments and related weighted-average interest rates by expected maturity dates.  For interest rate swaps, the table presents notional amounts and weighted-average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted-average variable rates are based on implied forward rates in the yield curve. Implied forward rates should not be considered a predictor of actual future interest rates.

Year ending January 31,	Remaining 2005	2006	2007	2008	2009	Thereafter	Total
	(in millions)
Long-term debt (including current portion)
Fixed-rate	$0.1	$0.3	$200.2	$500.3	$200.3	$1,103.5	$2,004.7
Average interest rate	6.4%	6.7%	6.5%	10.2%	9.5%	7.5%	8.3%
Variable-rate	$4.1	$16.4	$196.4	$9.9	$85.9	$400.0	$712.7
Average interest rate	2.3%	2.7%	3.7%	4.1%	4.5%	4.4%	4.2%
Interest rate swaps
Pay fixed	$—	$—	$—	$—	$—	$—	$—
Average payable rate	—	—	—	—	—	—	—
Average receivable rate	—	—	—	—	—	—	—
Pay floating	$—	$—	$—	$—	$—	$500.0	$500.0
Average payable rate	—	—	—	—	—	7.5%	7.5%
Average receivable rate	—	—	—	—	—	6.4%	6.4%

Item 4. Controls and Procedures.

Our disclosure controls and procedures are controls and other procedures designed with the objective of ensuring that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Our disclosure controls and procedures are also designed with the objective of ensuring that the information required to be disclosed in our Exchange Act reports is accumulated and communicated to our management, including the chief executive officer (the “CEO”) and the chief financial officer (the “CFO”), as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, management recognized that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, rather than absolute, assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

An evaluation was performed by management, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and the CFO have concluded that, as of October 31, 2004, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

The consolidated complaints allege that the defendants are involved in a scheme to induce people to play electronic video poker and slot machines based on false beliefs regarding how such machines operate and the extent to which a player is likely to win on any given play. The actions included claims under the Federal Racketeering Influenced and Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seek unspecified compensatory and punitive damages. A motion for class certification was filed in March 1998. On June 26, 2002, the Motion for Class Certification was denied. Subsequently, the Plaintiffs sought permission from the Ninth Circuit Court of Appeals to appeal the issue of class certification. The Court of Appeals granted the Plaintiffs’ motion. On August 10, 2004, the Ninth Circuit entered its order affirming the district court’s denial of the motion for class certification. The time period for filing a motion for rehearing of that ruling has since passed.

Shareholder Litigation

The Company and its directors were named defendants in Stephen Ham, Trustee for the J.C. Ham Residuary Trust v. Mandalay Resort Group, et al., Case No. A487100, which was filed on June 11, 2004 in the 8th Judicial District Court for Clark County, Nevada, and Robert Lowinger v. Mandalay Resort Group, et al., Case No. A486782, which was filed on June 7, 2004 also in the 8th Judicial District Court for Clark County, Nevada. Both of these actions make claims concerning the announced merger between the Company and MGM MIRAGE, including claims of breach of fiduciary duty against the Company’s directors, and seek injunctive relief and unspecified monetary damages. The plaintiffs in both actions agreed that the Company and the directors do not need to respond to the pending complaints, as they intend to file a joint amended complaint and consolidate both actions. On December 3, 2004, without an operative complaint, the plaintiff in Ham filed a motion for temporary restraining order and motion for preliminary injunction enjoining the Mandalay shareholder vote on the proposed merger and for an order shortening time to allow plaintiff to conduct expedited discovery. The motion was denied.

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

MANDALAY RESORT GROUP
(Registrant)
Date: December 9, 2004	By:	/s/ GLENN SCHAEFFER
Glenn Schaeffer President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
31.1.	Certification of Michael S. Ensign, Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2.	Certification of Glenn Schaeffer, Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1.	Certification of Michael S. Ensign Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2.	Certification of Glenn Schaeffer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.