Form 10-K
period 2005-01-31
MANDALAY RESORT GROUP
filed 2005-04-18
CIK 725549

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2005
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

        The aggregate market value of the voting and non-voting common equity held by persons other than the registrant's directors and executive officers as of July 30, 2004 (the last business day of the registrant's most recently completed second fiscal quarter), based upon the last reported sale price on the New York Stock Exchange on such date, was $4,478,250,712.

        The number of shares of registrant's Common Stock, $.01-2/3 par value, outstanding at March 31, 2005: 67,558,870.

DOCUMENTS INCORPORATED BY REFERENCE

        PART III—Portions of the Registrant's definitive proxy statement for its 2005 annual meeting of shareholders are incorporated by reference into Items 10 through 14, inclusive.

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

Pending Merger Pursuant to Which Mandalay is to Become a Wholly Owned Subsidiary of MGM MIRAGE

        On June 16, 2004, Mandalay and MGM MIRAGE jointly announced that they had entered into an Agreement and Plan of Merger dated as of June 15, 2004 among Mandalay, MGM MIRAGE and MGM MIRAGE Acquisition Co. #61, a Nevada corporation (the "Merger Agreement") pursuant to which MGM MIRAGE is to acquire Mandalay for $71.00 in cash for each outstanding share of common stock of Mandalay. The transaction, which was approved by Mandalay stockholders on December 10, 2004, is structured as a merger of a wholly owned subsidiary of MGM MIRAGE with and into Mandalay. Except as otherwise contemplated by the Merger Agreement or with the prior written consent of MGM MIRAGE (which consent may not be unreasonably withheld or delayed), prior to the effective time of the merger or the termination of the Merger Agreement, we are required to conduct our business in the ordinary course consistent with past practice, and we are prohibited, among other things, from paying dividends, purchasing or otherwise acquiring our common stock, issuing indebtedness, making acquisitions, or selling, pledging or encumbering our assets. On March 22, 2005, Mandalay received from MGM MIRAGE a notice of MGM MIRAGE's election to extend the outside date for the closing of the merger from March 31, 2005 to June 30, 2005 (the "Extension Notice") in accordance with the Merger Agreement. The merger remains subject to receipt of the regulatory approval of the Illinois Gaming Board and other customary closing conditions. The foregoing description, which does not include all of the material terms of the Merger Agreement, is qualified in its entirety by reference to the Merger Agreement included as an exhibit to our current report on Form 8-K dated June 15, 2004, and the Extension Notice included as an exhibit to our current report on Form 8-K dated March 22, 2005, which are incorporated by reference as Exhibits 10.1 and 10.2, respectively, to this report.

        In order to avoid noncompliance with applicable Michigan law, which prohibits MGM MIRAGE from acquiring an interest in a second Detroit casino upon the consummation of our merger, Mandalay, MGM MIRAGE, Circus Circus Michigan, Inc. ("Circus Circus Michigan"), a wholly-owned subsidiary of Mandalay through which we hold our 53.5% interest in MotorCity Casino, CCM Merger Inc., an unaffiliated entity, and CCM Merger Sub., Inc., a wholly-owned subsidiary of CCM Merger Inc., entered into a merger agreement on March 22, 2005 (the "Michigan Agreement") pursuant to which CCM Merger Inc. is to acquire Circus Circus Michigan for approximately $525 million in cash. Actual cash proceeds are subject to working capital-type adjustments as provided in the Michigan Agreement. Closing of this transaction, which was approved by the Michigan Gaming Control Board on April 13, 2005, is subject to the closing of our merger pursuant to the Merger Agreement and other customary closing conditions. The foregoing description, which does not include all of the material terms of the Michigan Agreement, is qualified in its entirety by reference to the Michigan Agreement included as an exhibit to our current report on Form 8-K dated March 22, 2005, which is incorporated by reference as Exhibit 10.3 to this report.

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

        Our core market is Las Vegas, the world's largest gaming market, where our properties are expected to generate approximately 75% of our operating income in fiscal 2006. We have the largest-scaled hotel/casino resort development in Las Vegas. This "Mandalay Mile" consists of three interconnected megaresorts on 230 acres, and includes our flagship property, Mandalay Bay. Mandalay Bay is typically the best performer among our properties, as it possesses amenities that appeal to higher-income customers. Strong demand from this segment of our customer base has permitted us greater pricing leverage, which has helped to drive results at this property. With the additions of the convention center, an all-suites hotel tower and a retail center, Mandalay Bay should continue to be the leading driver of near-term growth for our company.

        Although the casino accounts for approximately 50% of our net revenue companywide, we consider the hotel to be the principal driver of our business in the Las Vegas market. This is due to the fact that the majority of our revenues are derived from "in-house" customers, that is, customers who stay in our hotel rooms. Consequently, to the extent we can place higher-value customers in our rooms, we can generate increased revenues throughout our properties. Furthermore, due to the nature of gaming activities, we have little pricing leverage in the casino, whereas we possess significant pricing leverage in our rooms.

        We have provided the information below as of January 31, 2005 about our properties and those of the joint ventures in which we participate. Except as otherwise indicated, we wholly own and operate these properties.

Location/Property	Guest Rooms	Approximate Casino Square Footage	Slots(1)	Gaming Tables(2)	Parking Spaces
Las Vegas, Nevada
Mandalay Bay(3)	4,760	135,000	2,156	126	7,000
Luxor	4,408	120,000	1,857	99	3,200
Excalibur	4,002	110,000	1,736	73	4,000
Circus Circus	3,744	109,000	1,825	70	4,700
Monte Carlo (50% Owned)	3,002	90,000	1,800	74	4,000
Slots-A-Fun	—	16,700	596	22	—
Reno, Nevada
Circus Circus	1,572	60,000	1,426	61	3,000
Silver Legacy (50% Owned)	1,711	85,000	1,802	73	1,800
Laughlin, Nevada
Colorado Belle	1,226	64,000	1,179	39	1,700
Edgewater	1,450	44,000	1,128	32	2,300
Jean, Nevada
Gold Strike	811	37,000	821	15	2,100
Nevada Landing	303	36,000	810	15	1,400
Henderson, Nevada
Railroad Pass	120	21,000	346	6	600
Tunica County, Mississippi
Gold Strike	1,159	48,000	1,407	49	1,400
Detroit, Michigan
MotorCity Casino (53.5% Owned)(4)	—	75,000	2,398	84	3,800
Elgin, Illinois
Grand Victoria (50% Owned)	—	36,000	1,072	41	2,300

Total	28,268	1,086,700	22,359	879	43,300

(1)
Includes slot machines and other coin-operated devices.

(2)
Generally includes blackjack ("21"), craps, pai gow poker, Caribbean stud poker, wheel of fortune and roulette. Mandalay Bay, Luxor and MotorCity Casino also offer baccarat.

(3)
This property includes a Four Seasons Hotel with 424 guest rooms that we own and Four Seasons Hotels Limited manages. It also includes 1,117 suites at THEhotel at Mandalay Bay.

(4)
This property is being operated pending the construction of an expanded hotel-casino facility. For information concerning an agreement to sell our 53.5% interest in this property if Mandalay's proposed merger with a wholly owned subsidiary of MGM MIRAGE is consummated, see "Pending Merger Pursuant to which Mandalay is to Become a Wholly Owned Subsidiary of MGM MIRAGE" in this Item 1.

Property Descriptions

        Provided below is additional information concerning the properties we, and the joint ventures in which we participate, own and operate.

Las Vegas, Nevada

        Mandalay Bay.    This property is located on the Las Vegas Strip adjacent to our Luxor property and is the first major resort on the Las Vegas Strip to greet visitors arriving in Las Vegas on I-15, the primary thoroughfare between Las Vegas and southern California. The 43-story South Seas themed hotel-casino resort has 4,760 guest rooms, including a Four Seasons Hotel with 424 guest rooms that provides visitors with a luxury "five-diamond" hospitality experience, and THEhotel, a tower with 1,117 suites. Mandalay Bay's attractions include an 11-acre tropical lagoon featuring a surfing beach, a three-quarter-mile lazy river ride, and Moorea Beach, a European-style "ultra" beach, along with a 30,000-square-foot spa. The property features numerous restaurants such as Charlie Palmer's Aureole, Wolfgang Puck's Trattoria Del Lupo, China Grill, rumjungle, Red Square, Red, White and Blue, and Border Grill, as well as a House of Blues nightclub and restaurant, including its signature Foundation Room situated on Mandalay Bay's top floor. In 2004, we opened Fleur de Lys featuring the French cuisine of restaurateur Hubert Keller. Mandalay Bay also offers multiple entertainment venues that include the Shark Reef at Mandalay Bay featuring sharks and rare sea predators, a 1,760-seat showroom featuring the Broadway hit "Mamma Mia!", the rumjungle nightclub and a 12,000-seat special events arena that features entertainment and sporting events.

        In January 2003, we opened a convention and meeting complex on land adjacent to the Mandalay Bay Conference Center. The complex includes more than one million square feet of exhibit space. With this building and the original conference center, Mandalay Bay now offers almost two million gross square feet of conference and exhibit space.

        In October 2003, we opened Mandalay Place, a retail center located between Mandalay Bay and Luxor. The center includes approximately 90,000 square feet of retail space and approximately 40 stores and restaurants, including internationally branded retailers like Oilily, GF Ferre, Nike Golf and Urban Outfitters, along with restaurants by celebrity chefs Pierro Selvaggio, Hubert Keller and Rick Moonen and burlesque club Forty Deuce.

        In December 2003, we opened THEhotel, a 1,117-all-suite tower at Mandalay Bay. The suites average 750 square feet, among the largest room product in the Las Vegas market. The tower also includes meeting suites, a spa and fitness center, a lounge and two restaurants, including a rooftop venue "Mix-Las Vegas" created by famed chef Alain Ducasse. The suites serve the demand generated by the convention center.

        Luxor.    This property is an Egyptian-themed hotel and casino complex situated on our Mandalay Mile, between Mandalay Bay and Excalibur. The resort features a 30-story pyramid and two 22-story hotel towers. Luxor offers 20,000 square feet of convention space, a 20,000-square-foot spa, a 1,200-seat showroom currently featuring the off-Broadway hit "Blue Man Group", a nightclub, and food and entertainment venues on three different levels beneath a soaring hotel atrium. The pyramid's guest rooms can be reached from the four corners of the building by "inclinators" that travel at a 39-degree angle. Above the pyramid's casino, the property offers a special format motion base ride and an IMAX 2D/3D theater. Luxor's other public areas include a buffet, eight restaurants including four gourmet restaurants, as well as a snack bar, a food court featuring national fast food franchises, several cocktail lounges and a variety of specialty shops.

        Excalibur.    This property is a castle-themed hotel and casino complex situated immediately to the north of Luxor on Mandalay Mile. Excalibur's public areas include a Renaissance fair, a medieval village, an amphitheater with a seating capacity of nearly 1,000, where mock jousting tournaments and costume drama are presented nightly, two dynamic motion theaters, various artisans' booths and medieval games of skill. In addition, Excalibur has a buffet restaurant, five themed restaurants, as well as several snack bars, cocktail lounges and a variety of specialty shops. The property also features a 13,000-square-foot spa.

        Circus Circus-Las Vegas.    This property, which is our original resort, is a circus-themed hotel and casino complex situated on the north end of the Las Vegas Strip. From a "Big Top" above the casino, Circus Circus-Las Vegas offers its guests a variety of circus acts performed daily, free of charge. A mezzanine area overlooking the casino has a circus midway with carnival-style games and an arcade that offers a variety of amusements and electronic games. Four specialty restaurants, a buffet, a coffee shop, fast food snack bars, several cocktail bars and a variety of gift shops and specialty shops are also available to the guests at Circus Circus-Las Vegas. The Adventuredome, covering approximately five acres, offers theme park entertainment that includes a high-speed, double-loop, double-corkscrew roller coaster, a coursing river flume ride on white-water rapids, a motion base ride, several rides and attractions designed for preschool age children, themed carnival-style midway games, an arcade, food kiosks and souvenir shops, all in a climate-controlled setting under a giant space-frame dome.

        Monte Carlo (50% owned).    Through wholly owned entities, we are a 50% participant with a subsidiary of MGM MIRAGE in, and manage the operations of, Victoria Partners, a joint venture which owns Monte Carlo, a 3,002-room hotel and casino resort situated on the Las Vegas Strip between Bellagio, a 4,000-room resort, and New York-New York, a 2,000-room hotel-casino resort, each owned and operated by MGM MIRAGE. Monte Carlo's casino reflects a palatial style reminiscent of the Belle Epoque, the French Victorian architecture of the late 19th century. Amenities at Monte Carlo include three specialty restaurants, including the popular Andre's gourmet restaurant, a buffet, a coffee shop, a food court, a microbrewery which features live entertainment, approximately 28,000 square feet of meeting and banquet space, and tennis courts. A 1,200-seat replica of a plush vaudeville theater, including a balcony and proscenium arch, features an elaborately staged show of illusions by the world-renowned magician, Lance Burton.

Reno, Nevada

        Circus Circus-Reno.    This property is a circus-themed hotel and casino complex situated in downtown Reno, Nevada. Like its sister property in Las Vegas, Circus Circus-Reno offers its guests a variety of circus acts performed daily, free of charge. A mezzanine area has a circus midway with carnival-style games and an arcade that offers a variety of amusements and electronic games. The property also has three specialty restaurants, a buffet, a coffee shop, a deli/bakery, a fast food snack bar, cocktail lounges, a gift shop and specialty shops.

        Silver Legacy (50% owned).    Through a wholly owned entity, we are a 50% participant with Eldorado Limited Liability Company in Circus and Eldorado Joint Venture, a joint venture which owns and operates Silver Legacy, a hotel-casino and entertainment complex situated in downtown Reno, Nevada. Silver Legacy is located between Circus Circus-Reno and the Eldorado Hotel & Casino, which is owned and operated by an affiliate of our joint venture partner at Silver Legacy. Silver Legacy's casino and entertainment complex is connected at the mezzanine level with Circus Circus-Reno and the Eldorado by enclosed climate-controlled skyways above the streets between the respective properties. The property's exterior is themed to evoke images of historical Reno. Silver Legacy features four restaurants and several bars, a special events center, custom retail shops, a health spa and an outdoor pool and sun deck. Circus and Eldorado Joint Venture's executive committee, which functions in a manner similar to a corporation's board of directors, is responsible for overseeing the performance of Silver Legacy's management. Under the terms of the joint venture agreement, we appoint three of the executive committee's five members.

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

Detroit, Michigan

        MotorCity Casino (53.5% owned).    In December 1999, with our joint venture partner, Atwater Casino Group, we opened MotorCity Casino, a casino facility in Detroit, Michigan. The casino includes approximately 75,000 square feet of casino space, five restaurants and a 3,800-space parking facility. Under a revised development agreement with the City of Detroit, MotorCity Casino is to be expanded at its current location into a facility that is currently planned to include approximately 400 hotel rooms, 100,000 square feet of casino space, a theater, convention space, and additional restaurants, retail space and parking. We are committed to contribute 20% of the costs of the permanent facility in the form of an investment in the joint venture, and the joint venture will seek to borrow the balance of the costs. Under our operating agreement, project costs are to be reviewed every six months and additional contributions could be required in the future. The costs of the additional facilities, excluding land, capitalized interest and preopening expenses, is currently estimated to be $275 million.

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

        For information concerning an agreement to sell our 53.5% interest in this property if Mandalay's proposed merger with a wholly owned subsidiary of MGM MIRAGE is consummated, see "Pending Merger Pursuant to which Mandalay is to Become a Wholly Owned Subsidiary of MGM MIRAGE" in this Item 1.

Elgin, Illinois

        Grand Victoria (50% owned).    Through wholly owned entities, we are a 50% participant with RBG, L.P., in a joint venture which owns Grand Victoria. Grand Victoria is a Victorian themed riverboat casino and land-based entertainment complex in Elgin, Illinois, a suburb approximately 40 miles northwest of downtown Chicago. The two-story vessel provides 80,000 square feet of space, approximately 36,000 square feet of which was being used as casino space as of January 31, 2005. The boat offers dockside gaming, which means its operation is conducted at dockside without cruising. The property also features a dockside complex that contains an approximately 83,000-square-foot pavilion with a buffet, a fine dining restaurant, a VIP lounge and a gift shop. Grand Victoria, which is strategically located among the residential suburbs of Chicago, with nearby freeway access and direct train service from downtown Chicago, is located approximately 20 miles and 40 miles, respectively, from its nearest competitors in Aurora, Illinois and Joliet, Illinois, and holds one of only ten riverboat gaming licenses currently granted state-wide, nine of which are presently operational. The operator of the dormant tenth license, which has been the subject of litigation, entered into a settlement agreement with the Illinois Board whereby the ownership interest in the license will be transferred to a new operator. Pursuant to a bidding process, the Illinois Board selected Isle of Capri which plans to locate its operation in Rosemont, Illinois. Rosemont is approximately 20 miles from the Grand Victoria. The closing of this transaction is contingent upon the settlement of outstanding litigation, the Illinois Board finding Isle of Capri suitable for licensure and the Illinois Attorney General's final approval of the settlement agreement between the Illinois Board and the operator. We manage the Grand Victoria, subject to the oversight of an executive committee which functions in a manner similar to a corporation's board of directors. Each joint venture partner is equally represented on the executive committee. See the discussion under "Regulation and Licensing—Illinois Gaming Laws" in this Item 1.

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

	Year Ended January 31,
	2005		2004		2003
	(Dollars in thousands)
Revenues:
Casino(1)	$1,331,009	47.4%	$1,225,249	49.2%	$1,205,163	51.2%
Hotel(2)	792,524	28.2%	652,287	26.2%	570,236	24.2%
Food and beverage(2)	502,975	17.9%	454,602	18.3%	414,051	17.6%
Other(2)	372,708	13.3%	334,645	13.4%	333,979	14.2%

	2,999,216	106.8%	2,666,783	107.1%	2,523,429	107.2%
Less:
Complimentary allowances(2)	(190,073)	(6.8)%	(175,684)	(7.1)%	(169,311)	(7.2)%

Net revenues	$2,809,143	100.0%	$2,491,099	100.0%	$2,354,118	100.0%

(1)
Casino revenues are the net difference between the sums received as winnings and the sums paid as losses, less incentives provided to customers in the form of discounts and the value of points earned under our player club.

(2)
Hotel, Food and beverage and Other include the retail value of services which are provided to casino customers and others on a complimentary basis. Such amounts are then deducted as complimentary allowances to arrive at net revenues.

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

        Our operating results can vary substantially from quarter to quarter though, on an annual basis, our results are generally less volatile. Special events such as a championship boxing match or a concert, or visits by high-budget players, or the timing of holidays, or even bad weather, can impact our results for the respective periods during which such events occur. Our operating income is typically lowest in the fourth quarter, affected by slower travel leading up to the holiday period. With the increase in convention business stemming from the convention center at Mandalay Bay, our quarterly fluctuations may be accentuated. Convention business is typically the strongest in our first and third quarters.

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

Expansion Activities

        Pursuant to the Merger Agreement, we are generally prohibited from issuing indebtedness, making acquisitions or otherwise selling, pledging or encumbering our assets. As a result, we cannot consider any significant new investments or expansion activities at this time. See "Pending Merger Pursuant to Which Mandalay is to Become a Wholly Owned Subsidiary of MGM MIRAGE" in this Item 1.

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

        Many Native American tribes throughout the United States, including tribes in California and Arizona, conduct casino gaming and other Native American tribes are either in the process of establishing, or are considering establishing, gaming at additional locations. On March 7, 2000, California voters approved Proposition 1A which amended the California constitution and legalized "Nevada-style" gaming on Native American reservations. The passage of this amendment has allowed the expansion of existing Native American gaming operations, as well as the opening of new Native American gaming facilities, in California. Numerous federally recognized Native American tribes in California have entered into compacts with the State of California pursuant to which most of these tribes may operate up to 2,000 slot machines, and up to two gaming facilities may be operated on any one reservation. Under action taken by the National Indian Gaming Commission, gaming devices similar in appearance to slot machines, but which are deemed to be technological enhancements to bingo style gaming, are not subject to such limits and may be used by tribes without state permission. Certain compacts have been renegotiated with the state, and others may be renegotiated. While the outcome of the negotiations is yet to be determined, the possibility exists that the current facilities operating in California will be allowed to expand the scope and size of their operations, including an increase in the number of slot machines.

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

        The competitive impact on Nevada gaming establishments, in general, and our operations, in particular, from the continued growth of gaming in jurisdictions outside Nevada cannot be determined at this time. We believe that the continued growth of casino gaming in markets close to Nevada, such as California and Arizona, and the expansion of the types of gaming permitted in California, could have an adverse impact on our operations and, depending on the nature, location and extent of those operations outside of Nevada, the impact could be material.

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

        A major new 2,700-room hotel/casino is scheduled to open in Las Vegas on April 28, 2005. In addition, other major hotel/condominium/casino projects or expansions have been announced and some have commenced construction. These projects will add additional rooms and casino capacity to the Las Vegas market. The Las Vegas market currently has approximately 131,500 rooms. The impact on our future operations of increased capacity in Las Vegas, or the impact of additional growth in Native American gaming, particularly in southern California and Arizona, cannot be determined at this time.

        The three resorts located on our Mandalay Mile are our largest and include our newest resort. These three resorts compete with other Las Vegas properties, including our own, by offering their guests the ability to experience three distinctively themed resorts that are conveniently connected by monorail systems as well as climate-controlled skyways, including a 90,000-square-foot retail center located between Mandalay Bay and Luxor.

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

        Laughlin, Nevada.    In Laughlin, Colorado Belle and Edgewater, which together accounted for approximately 25% of the rooms in Laughlin as of January 31, 2005, compete with seven other Laughlin casinos. Colorado Belle and Edgewater have approximately 108,000 square feet of casino space combined, over 20% of the total in Laughlin. They also compete with the hotel-casinos in Las Vegas and those on I-15 (the principal highway between Las Vegas and southern California) near the California-Nevada state line, as well as a growing number of Native American casinos in Laughlin's regional market. The expansion of hotel and casino capacity in Las Vegas in recent years and the growth of Native American casinos in central Arizona and southern California have had a negative impact on Colorado Belle and Edgewater, by drawing visitors from the Laughlin market. This has, in turn, resulted in increased competition among Laughlin properties for a reduced number of visitors which contributes to generally lower revenues and profit margins at Colorado Belle and Edgewater.

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

        Elgin, Illinois.    Grand Victoria is a 50%-owned Victorian themed riverboat casino and land-based entertainment complex in Elgin, Illinois, a suburb approximately 40 miles northwest of downtown Chicago. Grand Victoria is one of nine licensed gaming riverboats currently operating in Illinois, and produces the highest casino revenues of any riverboat in that market (based on results for calendar 2004). It is located approximately 20 miles and 40 miles, respectively, from its nearest competitors in Aurora, Illinois and Joliet, Illinois. The operator of the dormant tenth license, which has been the subject of litigation, entered into a settlement agreement with the Illinois Board whereby the ownership interest in the license will be transferred to a new operator. Pursuant to a bidding process, the Illinois Board selected Isle of Capri which plans to locate its operation in Rosemont, Illinois. Rosemont is approximately 20 miles from the Grand Victoria. The closing of this transaction is contingent upon the settlement of outstanding litigation, the Illinois Board finding Isle of Capri suitable for licensure and the Illinois Attorney General's final approval of the settlement agreement between the Illinois Board and the operator.

        Detroit, Michigan.    MotorCity Casino, a 53.5%-owned casino in Detroit, Michigan, is one of three licensed casinos in Detroit. In addition to the other two Detroit casinos, MotorCity Casino competes with a government-owned casino and a racetrack which has an estimated 2,000 slot machines, each of which is located in Windsor, Ontario, directly across the Detroit River from Detroit. A number of Native American casinos are currently operating in central and northern Michigan, but the nearest of these casinos is approximately 150 miles from Detroit. Legislation is under consideration in Michigan which would permit slot machines to be operated at racetracks, including racetracks in the greater Detroit area. For information concerning an agreement to sell our 53.5% interest in this property if Mandalay's proposed merger with a wholly owned subsidiary of MGM MIRAGE is consummated, see "Pending Merger Pursuant to which Mandalay is to Become a Wholly Owned Subsidiary of MGM MIRAGE" in this Item 1.

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

        On February 24, 2005, the Nevada Gaming Commission approved the proposed merger of a wholly owned subsidiary of MGM MIRAGE with and into Mandalay.

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

        The Mississippi Gaming Control Act provides for legalized dockside gaming at the discretion of the 14 counties that either border the Gulf Coast or the Mississippi River, but only if the voters in these counties have not voted to prohibit gaming in that county. As of April 1, 2005, dockside gaming was permissible in nine of the 14 eligible counties in the state and gaming operations had commenced in Adams, Coahoma, Hancock, Harrison, Tunica, Warren and Washington counties.

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

        Mandalay cannot change its control through merger, consolidation, acquisition of assets, management or consulting agreements or any form of takeover without the prior approval of the Mississippi Gaming Commission. The Mississippi Gaming Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction. On December 15, 2004, the Mississippi Gaming Commission approved the proposed merger of a wholly owned subsidiary of MGM MIRAGE with and into Mandalay.

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

        In February 1990, the State of Illinois legalized riverboat gambling. The Illinois Riverboat Gambling Act (the "Illinois Act") authorizes the five-member Illinois Gaming Board (the "Illinois Board") to issue up to ten riverboat gaming owners' licenses on navigable streams within or forming a boundary of the State of Illinois except for Lake Michigan and any waterway in Cook County, which includes Chicago. Pursuant to the initial Illinois Act, a licensed owner who holds greater than a 10% interest in one riverboat operation, could hold no more than a 10% interest in any other riverboat operation. In addition, the initial Illinois Act restricted the location of certain of the ten owners' licenses. Four of the licenses were to be located on the Mississippi River, one license was to be at a location on the Illinois River south of Marshall County and one license had to be located on the Des Plaines River in Will County. The remaining licenses were not restricted as to location. Currently, nine owner's licenses are in operation in Alton, Aurora, East Peoria, East St. Louis, Elgin, Metropolis, Rock Island and two licenses in Joliet. The tenth license, which was initially granted to an operator in East Dubuque, was not renewed by the Illinois Board and has been the subject of on-going litigation. At present, the Illinois Board has entered into a settlement agreement with the operator whereby the ownership interest in the tenth license will be transferred to a new operator pursuant to a bid process initiated by the Illinois Board. Recently the bid process was completed and Isle of Capri was the successful bidder. It is proposed that Isle of Capri would locate its gaming operation in Rosemont, Illinois. The closing of this transaction is contingent upon the settlement of outstanding litigation, the Illinois Board finding Isle of Capri suitable for licensure and the Illinois Attorney General's final approval of the settlement agreement between the Illinois Board and the operator. There is no assurance that this process will reach a successful conclusion.

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

        Each owner's license initially runs for a period of three years. Thereafter, the license must be renewed annually. Under the amended Illinois Act, the Board may renew an owner's license for up to four years. An owner licensee is eligible for renewal upon payment of the applicable fee and a determination by the Illinois Board that the licensee continues to meet all of the requirements of the Illinois Act and Illinois Board rules. The owner's license for Grand Victoria Riverboat Casino was issued in October 1994 and was valid for three years. Since that time, the license has been renewed annually, and in October 2000, the license was renewed for four years. The license was due to be renewed in October 2004, but due to lack of a quorum of the Illinois Board the license renewal could not be considered. Until the renewal is presented and acted upon by the Illinois Board, the license continues by operation of law. Recently, the Governor appointed three new members to the Illinois Board thereby filling all outstanding vacancies on the Illinois Board. It is anticipated that the license renewal will be promptly reviewed by the Illinois Board. An ownership interest in an owner's license may not be transferred or pledged as collateral without the prior approval of the Illinois Board.

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

        The wagering tax as outlined in the 2003 amendments shall no longer be imposed beginning on the earlier of (i) July 1, 2005; (ii) the first date after the effective date of the 2003 amendments to the Illinois Act that riverboat gambling operations are conducted pursuant to the dormant tenth license or (iii) the first day that riverboat gambling operations are conducted under the authority of an owners license that is in addition to the 10 owners licenses authorized by the Illinois Act. The wagering tax will rollback to the rates in effect prior to the 2003 amendments. There is no assurance that the Illinois Act will not be further amended, or other legislation enacted, to change the wagering tax rollback.

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

        The Illinois Board (unless the investor qualifies as an institutional investor) requires a Personal Disclosure Form or a Business Entity Form from any person or entity who or which, individually or in association with others, acquires directly or indirectly, beneficial ownership of more than 5% of any class of voting securities or non-voting securities convertible into voting securities of a publicly-traded corporation which holds an ownership interest in the holder of an owner's license. If the Illinois Board denies an application for such a transfer and if no hearing is requested, the applicant for the transfer of ownership interest must promptly divest those shares in the publicly-traded parent corporation. The holder of an owner's license would not be able to distribute profits to a publicly-traded parent corporation until such shares have been divested. If a hearing is requested, the shares need not be divested and profits may be distributed to a publicly-held parent corporation pending the issuance of a final order from the Illinois Board. Mandalay has requested approval of the transfer of its 50% interest in the Grand Victoria Riverboat Casino and MGM MIRAGE has applied to the Illinois Board for approval of its acquisition of Mandalay's 50% interest. The Illinois Board has not yet acted on this matter, but is expected to take action in late April 2005. No assurance can be given as to what action the Illinois Board will take in connection with this application.

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

        On March 22, 2005, at the request of MGM MIRAGE pursuant to the Merger Agreement, Mandalay entered into an agreement to dispose of its interest in MotorCity Casino subject and immediately prior to the closing of the Mandalay/MGM MIRAGE merger. The buyer of Mandalay's interest applied to the Michigan Board for approval of this proposed transfer and on April 13, 2005, the Michigan Board approved the transfer.

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

        As required under the Michigan Act, MotorCity Casino had a Development Agreement with the City of Detroit. Over the course of our negotiations with the City regarding a permanent facility, the term of the Development Agreement was extended by a series of amendments. MotorCity Casino constructed a temporary casino in accordance with the terms of the Development Agreement. This temporary casino opened on December 14, 1999. On August 2, 2002, the Detroit City Council approved a revised development agreement between the joint venture and the City of Detroit (the "Revised Development Agreement"). Under the Revised Development Agreement, MotorCity Casino is to be expanded at its current location into a permanent facility that is currently planned to include 100,000 square feet of casino space, a 400-room hotel, a theater, convention space and additional restaurants, retail and parking. Depending upon market conditions, availability of additional land and the joint venture's ability to obtain reasonable financing, the joint venture could be required to construct an additional 400 rooms. Under the terms of the Revised Development Agreement, the joint venture has paid the City a total of $44.0 million as of January 31, 2005. The joint venture is further obligated, through letters of credit issued by Mandalay, to fund approximately $49.4 million to repay bonds issued by the Economic Development Corporation of the City of Detroit. Also under the Revised Development Agreement, beginning January 1, 2006, the joint venture is to pay the City 1% of adjusted casino revenues. If its casino revenues top $400 million in any given calendar year, the payment will be increased to 2% for that calendar year.

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

  •
  effective September 1, 2004, an additional wagering tax equal to 6% of adjusted gross receipts, which is (a) eliminated in the event that video lottery is permitted and actually conducted at Michigan horse race tracks under Michigan's McCauley-Traxler-Law-Bowman-McNeely Lottery Act, (b) decreased to 1% of adjusted gross receipts when the Michigan Board declares that MotorCity Casino has a fully operational hotel with at least 400 rooms in accordance with the Revised Development Agreement with the City of Detroit, and (c) increased at the rate of 1% per year on July 1 of the years 2009, 2010 and 2011 to a maximum of 9% of adjusted gross receipts unless and until the Michigan Board declares that MotorCity Casino has a fully operational hotel with at least 400 rooms in accordance with the Revised Development Agreement with the City of Detroit, at which time the additional wagering tax is decreased to 1% of adjusted gross receipts.

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

        From time to time various proposals have been introduced in the Michigan legislature which relate to casino gaming in Detroit. Some of the proposals, if enacted, would affect the taxation, regulation, operation or other aspects of the gaming industry, Detroit Entertainment, L.L.C. or Mandalay. In addition, legislation has been periodically introduced which would permit slot machines to be operated at racetracks, including racetracks in the greater Detroit area. No assurance can be given whether legislation will be enacted in the future and what effect such legislation could have on the operation of casinos in the City of Detroit.

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

        On November 26, 2003, we announced that MotorCity Casino had signed a settlement agreement with the Lac Vieux Desert Band of Lake Superior Chippewa Indians. On April 9, 2004, the District Court approved the settlement. On April 23, 2004, MotorCity paid to the Lac Vieux Tribe $1.5 million plus $500,000 in attorney's fees. MGM MIRAGE has appealed the approval of the settlement and the injunction remains in place. Because approval of the settlement agreement was subsequently appealed, all further settlement payments were suspended pending resolution of the appeal. These payments include $1.5 million due 30 days after the first payment, $5.75 million due on the first and second anniversaries of the first payment and $1 million due annually for 25 years, beginning on the third anniversary of the first payment. If the Sixth Circuit Court of Appeals ultimately affirms the approval of the settlement agreement, then, absent filing of another adverse claim, the payment schedule will be reinstated and MotorCity Casino will have to immediately pay all amounts that otherwise would have been due during the period of suspension (plus interest). The occurrence of certain events would suspend, lower and/or terminate the payments. There can be no assurance as to when final resolution will occur with respect to this matter, or what action the courts might take. These payments would satisfy the joint venture's obligations under an indemnity agreement with respect to the Lac Vieux litigation claims. However, the joint venture would still be liable under the indemnity agreement for claims related to the acquisition of the riverfront land, which potentially are capped at $4 million.

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

Employees and Labor Relations

        At January 31, 2005, Mandalay and its consolidated subsidiaries employed approximately 29,000 persons. As of January 31, 2005, approximately 48% of these employees were employed pursuant to the terms of collective bargaining agreements. Four of our union contracts covering a total of approximately 225 employees have expired or will expire during fiscal 2006. We are currently or will be negotiating to renew these contracts. Our other collective bargaining agreements have remaining terms ranging from one to four years. We consider our labor relations to be satisfactory.

        At January 31, 2005, Mandalay's 50%-owned joint ventures employed approximately 6,500 additional persons. Of those individuals, approximately 21% (all employees of Monte Carlo) were employed pursuant to the terms of a collective bargaining agreement expiring in two years. We consider our joint ventures' labor relations to be satisfactory.

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

Internet Website Access to Our Periodic Reports and Other Information

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

        Our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of our Audit Committee, Nominating/Corporate Governance Committee and Compensation Committee are also available on our Internet website and are available in print to any shareholder who requests them.

        The information presented on Mandalay's website is not part of this report and the references to Mandalay's website are intended to be inactive textual references only.

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

        Any or all of the forward-looking statements in this report or in any other public statements we make may turn out to be wrong. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this report, such as government regulation and the competitive environment, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements.

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

  •
  In the event the merger contemplated by the Merger Agreement is not consummated or the Merger Agreement is terminated, our subsequent operations may be adversely impacted as a result of the limitations imposed on our conduct and operations during the term of the Merger Agreement. Depending on the particular facts and circumstances, any failure to consummate the merger or a termination of the Merger Agreement could result in litigation which, depending on the nature of the claims and the litigation's duration and outcome, could adversely impact our financial condition or results of operations.

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

  •
  We and the joint ventures in which we participate are large consumers of electricity and other energy. Accordingly, any significant shortages of, and/or substantial increases in the cost of, energy that may occur at any of our properties or those of our joint ventures could have a negative impact on our operations. Additionally, higher energy and gasoline prices, or shortages of those commodities which affect our customers, may adversely impact the number of customers who visit our properties and those of our joint ventures and adversely impact our revenues.

  •
  The interstate highway between southern California, where a large number of our customers reside, and Las Vegas has experienced long traffic delays, due to construction work or otherwise, during peak periods. Such delays may affect the number of customers who visit our properties in southern Nevada.

  •
  Any construction, including any expansion of MotorCity Casino in Detroit can be affected by a number of factors, including delays in obtaining necessary governmental permits and approvals and legal challenges. Changes may be made in the scope of a project, budgets and schedules for competitive, aesthetic or other reasons, and these changes may also result from circumstances beyond our control. These circumstances include weather interference, shortages of materials and labor, work stoppages, labor disputes, unforeseen engineering, environmental or geological problems and unanticipated cost increases. Any of these circumstances could give rise to delays in the completion of any project we or any joint venture in which we participate may undertake and/or cost overruns.

  •
  The gaming industry represents a significant source of tax revenues to the state, county and local jurisdictions in which gaming is conducted. In recent years, tax increases have been enacted in Nevada, Illinois and Michigan, where all but one of our properties are located. From time to time, various state and federal legislators and officials have proposed other changes in tax laws that could, if enacted, affect operations at all or some of our properties.

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

        Circus Circus-Las Vegas.    We own approximately 69 acres of land, and Circus Circus-Las Vegas which is situated on the site.

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

        MotorCity Casino.    We hold a 53.5% interest in the joint venture that owns and operates MotorCity Casino. MotorCity Casino and its related amenities are located on approximately 12 acres of land in Detroit, Michigan, near the downtown area. The joint venture owns approximately 10 additional acres of undeveloped land in the vicinity of MotorCity Casino. For information concerning an agreement to sell our 53.5% interest in this property if Mandalay's proposed merger with a wholly owned subsidiary of MGM MIRAGE is consummated, see "Pending Merger Pursuant to which Mandalay is to Become a Wholly Owned Subsidiary of MGM MIRAGE" in Item 1 of this report.

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

        As of January 31, 2005, none of the aforementioned properties we own was subject to any encumbrance securing the repayment of indebtedness.

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

        As of January 31, 2005, Silver Legacy was the only 50%-owned joint venture property encumbered by liens securing the repayment of indebtedness. The amount of this indebtedness was $160.0 million at January 31, 2005.

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

        The consolidated complaints allege that the defendants are involved in a scheme to induce people to play electronic video poker and slot machines based on false beliefs regarding how such machines operate and the extent to which a player is likely to win on any given play. The actions included claims under the Federal Racketeering Influenced and Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seek unspecified compensatory and punitive damages. A motion for class certification was filed in March 1998. On June 26, 2002, the Motion for Class Certification was denied. Subsequently, the Plaintiffs sought permission from the Ninth Circuit Court of Appeals to appeal the issue of class certification and the Court of Appeals granted the Plaintiffs' motion. The appeal was heard and the Court of Appeals upheld the denial of Class Certification. Thus, the named Plaintiffs now can only proceed individually. Discovery is currently underway and the trial date has been set for September 12, 2005. Currently pending before the Court is Defendants' Motion for Partial Summary Judgment.

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

        On November 26, 2003, we announced that MotorCity Casino had signed a settlement agreement with the Lac Vieux Desert Band of Lake Superior Chippewa Indians. On April 9, 2004, the District Court approved the settlement. On April 23, 2004, MotorCity paid to the Lac Vieux Tribe $1.5 million plus $500,000 in attorney's fees. MGM MIRAGE has appealed the approval of the settlement and the injunction remains in place. Because approval of the settlement agreement was subsequently appealed, all further settlement payments were suspended pending resolution of the appeal. These payments include $1.5 million due 30 days after the first payment, $5.75 million due on the first and second anniversaries of the first payment and $1 million due annually for 25 years, beginning on the third anniversary of the first payment. If the Sixth Circuit Court of Appeals ultimately affirms the approval of the settlement agreement, then, absent filing of another adverse claim, the payment schedule will be reinstated and MotorCity Casino will have to immediately pay all amounts that otherwise would have been due during the period of suspension (plus interest). The occurrence of certain events would suspend, lower and/or terminate the payments. There can be no assurance as to when final resolution will occur with respect to this matter, or what action the courts might take. These payments would satisfy the joint venture's obligations under an indemnity agreement with respect to the Lac Vieux litigation claims. However, the joint venture would still be liable under the indemnity agreement for claims related to the acquisition of the riverfront land, which potentially are capped at $4 million.

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

        For information concerning an agreement to sell our 53.5% interest in this property if Mandalay's proposed merger with a wholly owned subsidiary of MGM MIRAGE is consummated, see "Pending Merger Pursuant to which Mandalay is to Become a Wholly Owned Subsidiary of MGM MIRAGE" in Item 1 of this report.

Shareholder Litigation

        Mandalay and its directors were named defendants in Stephen Ham, Trustee for the J.C. Ham Residuary Trust v. Mandalay Resort Group, et al., Case No. A487100, which was filed on June 11, 2004 in the 8th Judicial District Court for Clark County, Nevada, and Robert Lowinger v. Mandalay Resort Group, et al., Case No. A486782, which was filed on June 7, 2004 also in the 8th Judicial District Court for Clark County, Nevada. Both of these actions make claims concerning the announced merger between Mandalay and MGM MIRAGE, including claims of breach of fiduciary duty against Mandalay's directors, and seek injunctive relief and unspecified monetary damages. The plaintiffs in both actions agreed that Mandalay and the directors did not need to respond to the pending complaints, as they intended to file a joint amended complaint and consolidate both actions. On December 3, 2004, the plaintiff in Ham filed a motion for temporary restraining order and motion for preliminary injunction enjoining the Mandalay shareholder vote on the proposed merger and for an order shortening time to allow plaintiff to conduct expedited discovery. Plaintiff's motion was denied. On January 27, 2005 the plaintiff in Ham filed an amended complaint for breach of fiduciary duty in connection with approving the proposed merger. Mandalay moved to dismiss the amended complaint on April 4, 2005. The court has not yet ruled on that motion.

        We are defendants in various other pending lawsuits. In management's opinion, the ultimate outcome of such lawsuits will not have a material adverse effect on our results of operations or our financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The 2004 Annual Meeting of our stockholders was held on December 10, 2004. At the meeting, stockholders approved the Agreement and Plan of Merger dated as of June 15, 2004, among MGM MIRAGE, MGM MIRAGE Acquisition Co. #61 and Mandalay, providing for the merger of a wholly owned subsidiary of MGM MIRAGE with and into Mandalay, by a vote (expressed in number of shares) of 38,486,824 for, 2,133,994 against, 8,259,134 abstentions and 12,736,327 broker non-votes. The stockholders also approved the adjournment of the meeting, if necessary or appropriate, to solicit additional proxies if there were insufficient votes at the time of the meeting to approve the above proposal, by a vote of 47,614,447 for, 12,205,415 against, 1,796,417 abstentions and no broker non-votes.

        Also at the meeting, stockholders elected management's nominees to fill the three available positions as directors of Mandalay Resort Group. Voting was as follows: William E. Bannen, M.D. 60,845,112 for, 771,167 against or withheld and no abstentions or broker non-votes; Jeffrey D. Benjamin 60,789,638 for, 826,641 against or withheld and no abstentions or broker non-votes; and Rose McKinney-James 60,845,154 for, 771,125 against or withheld and no abstentions or broker non-votes. Stockholders also ratified the appointment of Deloitte & Touche LLP as our independent auditors to examine and report on our financial statements for the fiscal year ended January 31, 2005, by a vote of 60,539,953 for, 561,048 against, 515,278 abstentions and non broker non-votes.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Price Range of Common Stock.    Mandalay's common stock is listed on the New York Stock Exchange and on the Pacific Exchange and traded under the symbol MBG. The following table sets forth, for the fiscal quarters shown, the low and high sale prices for the common stock on the New York Stock Exchange Composite Tape.

Fiscal 2005	Low	High
First Quarter	$46.10	$62.20
Second Quarter	$50.44	$72.80
Third Quarter	$66.11	$69.60
Fourth Quarter	$68.82	$70.70
Fiscal 2004	Low	High
First Quarter	$23.40	$29.30
Second Quarter	$25.80	$34.97
Third Quarter	$34.76	$42.52
Fourth Quarter	$39.16	$49.00

        Prior to the public announcement of MGM MIRAGE's offer to purchase Mandalay, our common stock was trading substantially below the levels at which it has traded since that announcement. The cash consideration to be paid for our outstanding common stock if the merger is consummated represents a 17.8% premium over the closing price of Mandalay common stock on the New York Stock Exchange on June 4, 2004, the last full trading session prior to the public announcement of MGM MIRAGE's offer to purchase Mandalay, and a 26.4% premium over the average closing price of Mandalay common stock on the New York Stock Exchange for the three months preceding that announcement. In the event the transactions contemplated by the Merger Agreement are not consummated, the market price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that the merger will be consummated.

        Holders.    On March 31, 2005 there were 2,464 holders of record of Mandalay's common stock.

        Dividends.    On June 12, 2003, Mandalay's board of directors instituted a policy of paying quarterly cash dividends on the common stock. The following table sets forth the cash dividends declared in fiscal 2004 and fiscal 2005:

Record Date	Payment Date	Dividend per share
June 26, 2003	August 1, 2003	$.23
October 15, 2003	November 1, 2003	$.25
January 15, 2004	February 2, 2004	$.27
April 16, 2004	May 3, 2004	$.27
July 15, 2004	August 2, 2004	$.27

        Pursuant to the terms of the Merger Agreement additional dividends may not be declared or paid pending the consummation of the merger or the termination of the Merger Agreement if the merger is not consummated. See "Pending Merger Pursuant to which Mandalay is to Become a Wholly Owned Subsidiary of MGM MIRAGE" in Item 1 of this report.

        Other than as set forth in the preceding table, Mandalay did not declare or pay any cash dividends on its common stock during fiscal 2004 or fiscal 2005. While we did not declare or pay cash dividends prior to June 12, 2003, we did make payments to our stockholders in the form of the payments we made for shares of Mandalay common stock we purchased pursuant to share purchase authorizations of our Board of Directors. For information concerning our share purchase activity during fiscal 2004 and fiscal 2005 and our current share purchase authorization, reference is made to the discussion appearing in Item 7 of this report in the "Financial Position and Capital Resources" section of our Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions "Share Purchases" and "Off Balance Sheet Arrangements—Equity Forward Agreements."

        Under the terms of the Merger Agreement, we may not purchase shares of Mandalay common stock pending the consummation of the merger or the termination of the Merger Agreement if the merger is not consummated. See "Pending Merger Pursuant to Which Mandalay is to Become a Wholly Owned Subsidiary of MGM MIRAGE" in Item 1 of this report.

        Recent Sales of Unregistered Securities.    During the fiscal year ended January 31, 2005 we did not sell any equity securities of Mandalay that were not registered under the Securities Act of 1933.

        Recent Purchases of Equity Securities.    During the fourth quarter of the fiscal year ended January 31, 2005, we did not purchase any equity securities of Mandalay.

        Equity Compensation Plans.    Reference is made to the information appearing in Item 12 of this report under the caption "Equity Compensation Plan Information," which is incorporated herein by this reference.

ITEM 6. SELECTED FINANCIAL DATA.

	Year ended January 31,
	2005		2004		2003		2002		2001
	(amounts in thousands, except ratios and per share amounts)
Operating Results:(1)
Net revenues (2)	$2,809,143		$2,491,099		$2,354,118		$2,348,512		$2,381,139
Income from operations	613,432		490,441		452,306		351,060		431,534
Pretax income	359,516		232,318		195,334		93,006		194,392
Net income (3)	229,062		149,847		115,603		53,044		119,700
Basic earnings per share	$3.41		$2.40		$1.71		$.73		$1.53
Diluted earnings per share	$3.31		$2.31		$1.65		$.71		$1.50
Balance Sheet Data:
Total assets	$4,722,115		$4,782,496		$4,354,664		$4,032,478		$4,235,406
Long-term debt	2,646,986		3,001,975		2,763,593		2,482,087		2,623,597
Stockholders' equity	1,239,230		1,030,270		882,929		940,609		1,068,940
Other Data:
Cash dividends declared per common share (4)	$.54		$.75		—		—		—
Ratio of earnings to fixed charges (5)	3.12	x	2.30	x	1.91	x	1.50	x	1.85	x

(1)
Mandalay Bay opened its convention center in January 2003. Mandalay Place opened in October 2003 and THEhotel opened in December 2003.

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

(4)
Under the terms of the Merger Agreement, we may not declare or pay additional dividends pending the consummation of the merger or the termination of the Merger Agreement if the merger is not consummated. See "Pending Merger Pursuant to Which Mandalay is to Become a Wholly Owned Subsidiary of MGM MIRAGE" in Item 1 of this report.

(5)
The ratio of earnings to fixed charges has been computed by dividing net income before fixed charges and income taxes, adjusted to exclude capitalized interest. Fixed charges consist of interest, whether expensed or capitalized, amortization of debt discount and issuance costs, Mandalay's proportionate share of the interest cost of 50%-owned ventures, and the estimated interest component of rental expense.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Pending Merger Pursuant to Which Mandalay is to Become a Wholly Owned Subsidiary of MGM MIRAGE

        On June 16, 2004, Mandalay and MGM MIRAGE jointly announced that they had entered into an Agreement and Plan of Merger dated as of June 15, 2004 among Mandalay, MGM MIRAGE and MGM MIRAGE Acquisition Co. #61, a Nevada corporation (the "Merger Agreement") pursuant to which MGM MIRAGE is to acquire Mandalay for $71.00 in cash for each outstanding share of common stock of Mandalay. The transaction, which was approved by Mandalay stockholders on December 10, 2004, is structured as a merger of a wholly owned subsidiary of MGM MIRAGE with and into Mandalay. Except as otherwise contemplated by the Merger Agreement or with the prior written consent of MGM MIRAGE (which consent may not be unreasonably withheld or delayed), prior to the effective time of the merger or the termination of the Merger Agreement, we are required to conduct our business in the ordinary course consistent with past practice, and we are prohibited, among other things, from paying dividends, purchasing or otherwise acquiring our common stock, issuing indebtedness, making acquisitions, or selling, pledging or encumbering our assets. On March 22, 2005, Mandalay received from MGM MIRAGE a notice of MGM MIRAGE'S election to extend the outside date for the closing of the merger from March 31, 2005 to June 30, 2005 (the "Extension Notice") in accordance with the Merger Agreement. The merger remains subject to receipt of the regulatory approval of the Illinois Gaming Board and other customary closing conditions. The foregoing description, which does not include all of the material terms of the Merger Agreement, is qualified in its entirety by reference to the Merger Agreement included as an exhibit to our current report on Form 8-K dated June 15, 2004, and the Extension Notice included as an exhibit to our current report on Form 8-K dated March 22, 2005, which are incorporated by reference as Exhibits 10.1 and 10.2, respectively, to this report.

        In order to avoid noncompliance with applicable Michigan law, which prohibits MGM MIRAGE from acquiring an interest in a second Detroit casino upon the consummation of our merger, Mandalay, MGM MIRAGE, Circus Circus Michigan, Inc. ("Circus Circus Michigan"), a wholly-owned subsidiary of Mandalay through which we hold our 53.5% interest in MotorCity Casino, CCM Merger Inc., an unaffiliated entity, and CCM Merger Sub., Inc., a wholly-owned subsidiary of CCM Merger Inc., entered into a merger agreement on March 22, 2005 (the "Michigan Agreement") pursuant to which CCM Merger Inc. is to acquire Circus Circus Michigan for approximately $525 million in cash. Actual cash proceeds are subject to working capital-type adjustments as provided in the Michigan Agreement. Closing of this transaction is subject to the closing of our merger pursuant to the Merger Agreement, which was approved by the Michigan Gaming Control Board on April 13, 2005, and other customary closing conditions. The foregoing description, which does not include all of the material terms of the Michigan Agreement, is qualified in its entirety by reference to the Michigan Agreement included as an exhibit to our current report on Form 8-K dated March 22, 2005, which is incorporated by reference as Exhibit 10.3 to this report.

Overview

        We are one of the four largest hotel/casino operators in the United States, in terms of revenues, rooms and casino space. Our operations consist of wholly owned resorts in Nevada and Mississippi, as well as jointly owned resorts in Nevada, Illinois and Michigan. Our resorts cater to a wide variety of customers, from value-oriented to high-end, and we strive to provide the best overall experience in each of the market segments in which we compete. Our core market is Las Vegas, the world's largest gaming market, where our properties generated approximately 77% of our operating income in fiscal 2005. We have the largest-scaled hotel/casino resort development in Las Vegas. Our "Mandalay Mile" consists of three interconnected megaresorts on 230 acres, and includes our flagship property, Mandalay Bay. Mandalay Bay is typically the best performer among our properties, as it possesses amenities that appeal to higher-income customers. Strong demand from this segment of our customer base has permitted us greater pricing leverage, which has helped to drive results at this property. With the recent additions of an all-suites hotel tower and a retail center (discussed more fully under "Financial Position and Capital Resources—New Projects" below), Mandalay Bay should continue to be the leading driver of near-term growth for our company.

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

Pending Merger Agreement

        In the event the merger contemplated by the Merger Agreement is not consummated or the Merger Agreement is terminated, our subsequent operations may be adversely impacted as a result of the limitations imposed on our conduct and operations during the term of the Merger Agreement. Depending on the particular facts and circumstances, any failure to consummate the merger or a termination of the Merger Agreement could result in litigation which, depending on the nature of the claims and the litigation's duration and outcome, could adversely impact our financial condition or results of operations.

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

Taxes

        We pay substantial amounts of income taxes, gaming taxes, property taxes and various other taxes. Significant increases in tax rates could materially affect our results. For example, the gaming tax rate in Michigan increased from 18% to 24% effective September 1, 2004. In addition, increases in the gaming tax rate in Illinois in 2002 and 2003 contributed to significant declines in the contribution to income from operations by Grand Victoria (our 50%-owned riverboat casino). See the discussion under "Recent Tax Developments" under "Results of Operations" for additional details regarding these tax increases.

Economy

        Historically, there has not been a high correlation between economic conditions and our operating results. This has been true with respect to the overall U.S. economy and also the regional economies from which we derive a sizeable portion of our customers (e.g., California). However, we believe an improved economy in the country contributed to positive results in fiscal 2005. In fact, visitor volume on the Las Vegas Strip increased 5.2% in calendar 2004.

Terrorism / War

        Terrorist attacks, such as those that occurred September 11, 2001, can materially affect our operations. In that specific instance, the precipitous decline in air travel that immediately followed the attacks was particularly detrimental to the Las Vegas market, which depends on air travel for roughly 50% of its customers. This continued to negatively affect results at our properties well into fiscal 2003. We also believe that the war in Iraq affected our operating results in fiscal 2004. The intense and comprehensive media coverage of the war, along with new travel concerns associated with elevated alert levels, caused many customers to stay close to home during March and April 2003, though the war and its aftermath did not appear to significantly affect our results in the latter part of that fiscal year. We cannot predict the extent to which the ongoing war on terrorism will continue to directly or indirectly impact our operating results, nor can we predict the extent to which future security alerts or terrorist attacks may interfere with our operations.

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

Property and Equipment

        We have significant capital invested in our property and equipment, which represents approximately 75% of our total assets. We utilize our judgment in (i) determining whether an expenditure is a maintenance expense or a capital asset; (ii) determining the estimated useful lives of assets; (iii) determining the salvage values to be assigned to assets; and (iv) determining if or when an asset has been impaired. The accuracy of these estimates affects how much depreciation expense we recognize in our income statement, whether we have a gain or loss on the disposal of an asset, and whether or not we record an impairment loss related to an asset.

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

        The annual evaluation of goodwill and other indefinite-life intangible assets requires the use of projections about future operating results at each reporting unit to determine the assets' estimated fair value. Changes in forecasted operations can materially affect these estimates. Once an impairment of goodwill or other intangible assets has been recorded, it cannot be reversed. Based upon our annual assessment of goodwill and intangible development costs for fiscal 2005, we do not believe that there are additional impairments that have occurred or are likely to occur in the near term. We had $38.0 million in goodwill and $102.5 million in intangible development costs on our consolidated balance sheet at January 31, 2005. The goodwill relates entirely to our acquisition of Slots-A-Fun and our investment in MotorCity Casino in Detroit. The carrying value of goodwill related to those investments, relative to the market value of the other assets, is small; furthermore, operating results at these properties have historically been strong and stable. The intangible asset represents casino development rights associated with MotorCity Casino and stem from a revised development agreement entered into with the City of Detroit on August 2, 2002. Pursuant to this agreement, MotorCity has paid certain amounts to the City in exchange for the right to develop a permanent facility at its current location.

Players' Club Program

        Our players' club program offers incentives to customers who gamble at our casinos. Customers earn points, redeemable for cash and complimentaries, based upon their level of gambling. These points may accumulate up to a maximum of 18 months, at which time the points expire if the customer has not yet redeemed them. We accrue expense related to this program as the points are earned based upon historical redemption percentages and, in the case of complimentaries, the estimated cost of the complimentaries to be provided. The actual amount of expense can differ from the amount accrued to the extent that actual redemptions differ from historical patterns. Through fiscal 2005, approximately 85% of the points earned and available had been redeemed. The total accrued liability related to our players' club was $14.8 million at January 31, 2005, compared with $12.9 million at January 31, 2004.

Bad Debt Reserves

        Our receivables balances relate primarily to our hotel operations and our casino operations. Historically, we have not reserved amounts related to our hotel operations, since the majority of those receivables relate to credit card transactions for which we have not historically experienced any material losses. For our casino operations, we reserve an estimated amount for receivables that may not be collected. We estimate casino bad debt reserves using a combination of specific reserves and various percentages applied to aged receivables based upon our judgment. We consider historical collection rates along with customer relationships in determining specific reserves. At January 31, 2005, we had $8.5 million in our casino bad debt reserve, representing approximately 29% of the related casino receivables. At January 31, 2004, we had $12.3 million in the reserve, representing approximately 28% of the related casino receivables. To the extent that world events such as economic downturns, war or further terrorist attacks impact the ability of our customers to pay us, our reserves could be inadequate. However, a significant portion of our casino receivables relate to domestic play. Consequently, we believe our casino receivables are less exposed to the impact of some of these events, and that our current reserve is appropriate and reasonable based upon our experience.

Self-Insurance Accruals

        We are self-insured, up to certain limits, for costs associated with workers' compensation and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not yet reported. At January 31, 2005, we had total self-insurance accruals reflected on our balance sheet of $15.3 million, compared with $10.5 million at January 31, 2004. Based upon this review, we believe our estimates of future liability are reasonable based upon our methodology, which considers historical claims patterns and loss experience, as well as an independent actuarial review, among other factors. However, changes in health care costs, accident frequency and severity, and other factors could materially affect the estimate for these liabilities.

Income Taxes

        We are subject to both federal, state and city income taxes. We account for income taxes according to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such a benefit is more likely than not. Otherwise, a valuation allowance is applied. At January 31, 2005, we had $78.9 million of deferred tax assets and $279.7 million of deferred tax liabilities. We believe that our deferred tax assets are fully realizable because of the future reversal of existing taxable temporary differences and future projected taxable income.

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

        When actual results of tax examinations differ from our estimates, we adjust the income tax provision in the period in which the examination issues are settled. In August 2002, we settled the IRS audits of our fiscal 1992 through fiscal 1995 tax returns, which did not result in a material impact on our results of operations or financial position. Additionally, in May 2003, we settled the IRS audits of our fiscal 1996 through fiscal 2000 tax returns. This settlement did not materially impact our results of operations or financial position. We do not currently have any tax years under audit by either federal, state or local tax authorities.

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

Fiscal 2005 Compared with Fiscal 2004

RESULTS OF OPERATIONS

Earnings per Share

        For the year ended January 31, 2005, we reported net income of $229.1 million, or $3.31 per diluted share, versus $149.8 million, or $2.31 per diluted share, for the year ended January 31, 2004.

        Strong results at our Las Vegas Strip properties were the principal factor in this increase. Income from operations at these properties (including our 50% share of Monte Carlo) increased $139.6 million, or 42%, in fiscal 2005, as REVPAR rose 17%. At Mandalay Bay, income from operations increased $79.8, or 95%, in fiscal 2005, driven primarily by the first full year of operation of THEhotel (the new all-suites tower which opened in December 2003). The convention center and THEhotel have contributed to a pronounced shift towards the more profitable convention customer. In fact, we believe all of our Las Vegas Strip properties have benefited from increased convention business. We also believe that the improved economy positively affected results at our Las Vegas Strip properties. As previously discussed, overall visitation to Las Vegas increased 5.2% in calendar 2004. Other significant factors which affected our fiscal 2005 and 2004 results included the following:

        Merger Related Expenses.    During fiscal 2005, we recognized $11.6 million of expenses related to the pending merger with MGM MIRAGE. These expenses, which are not deductible for tax purposes, were reflected in Corporate General and Administrative Expense.

        Adjustments to Carrying Values.    At the end of each quarterly reporting period, we adjust the carrying value of investments associated with our Supplemental Executive Retirement Plan ("SERP"), a defined benefit plan for senior executives, to reflect the investments' market value. These noncash adjustments (reflected in the "Interest, dividends and other income" caption in the Consolidated Statements of Income) resulted in gains of $6.0 million in fiscal 2005 and $7.7 million in fiscal 2004.

        Accounting Adjustments.    During fiscal 2005, we made various accounting adjustments which included (1) a change in accounting estimate with respect to our fixed jackpot accrual, which resulted in additional casino revenue of $5.4 million; (2) a change in accounting estimate with respect to the amortization of deferred income, which resulted in a reduction of other revenues of $3.4 million; and (3) an increase in the reserve for worker's compensation claims of $3.1 million, based upon changes in claims patterns and loss experience, among other factors. These adjustments were not considered material to our consolidated financial statements.

        Preopening Expenses.    We recorded preopening expenses of $8.2 million in fiscal 2004 related primarily to THEhotel and Mandalay Place, the new retail center connecting Mandalay Bay and Luxor that opened in October 2003.

        Loss on Early Retirement of Debt.    Results for fiscal 2004 include a loss of $6.3 million on early retirement of debt arising from the July 2003 call of our $275 million 9 1/4% Senior Subordinated Notes due 2005.

        Higher Average Diluted Shares Outstanding.    Average diluted shares outstanding for fiscal 2005 increased 7% from fiscal 2004. This reflects the issuance of shares pursuant to the exercise of employee stock options, as well as grants of restricted stock in the first quarter of fiscal 2005. It also includes the dilutive effect of our Floating-Rate Convertible Senior Debentures due 2033.

Revenues

        Revenues increased $318.0 million, or 13%, for fiscal 2005, due primarily to results at our Las Vegas Strip properties. Mandalay Bay was the largest contributor, with revenues rising $178.5 million, or 27%, over the prior year. As previously noted, this property benefited substantially from the December 2003 opening of THEhotel, which generated hotel revenues of $78.2 million, with a REVPAR of $193, during fiscal 2005.

Casino Revenues

        Casino revenues rose $105.8 million, or 9%, in fiscal 2005, led by Mandalay Bay (up $25.0 million, or 13%) and Luxor (up $15.6 million, or 15%). These increases were largely attributable to a full year of operations for THEhotel and Mandalay Place, our retail shopping experience connecting Mandalay Bay and Luxor. These key additions not only increased the overall number of customers visiting those properties, their proximity to the casino floor also contributed to improved casino traffic. Casino revenues also rose sharply at MotorCity Casino (our 53.5%-owned casino in Detroit, Michigan), up $35.1 million, or 9%, as the upturn in the economy and increased marketing efforts drove results. With the exception of our Jean, Nevada properties, which experienced a slight downtick, all of our other properties reported higher casino revenues in fiscal 2005.

Hotel Revenues

        Hotel revenues increased $140.2 million, or 21%, in fiscal 2005. Mandalay Bay accounted for most of this increase, with hotel revenues rising $92.3 million, or 36%, driven primarily by a full year of the additional 1,117 suites in THEhotel. Including this additional capacity, REVPAR at this property still rose 9%. THEhotel, along with the convention center, have enabled this property to increase its emphasis on the business and convention segment of the market, which has traditionally been willing to pay a higher rate for midweek rooms. Meanwhile, REVPAR at our other Las Vegas Strip properties grew 14%, reflecting increased demand. The following table compares average room rates, occupancy and REVPAR at our major wholly owned properties:

	FYE 1/31/2005			FYE 1/31/2004
	Rate	Occ.%	REVPAR	Rate	Occ.%	REVPAR
Mandalay Bay	$207	85%	$175	$186	86%	$161
Luxor	$114	90%	$103	$105	85%	$90
Excalibur	$85	94%	$79	$76	91%	$69
Circus Circus-Las Vegas	$62	90%	$56	$55	89%	$49
Circus Circus-Reno	$59	75%	$44	$54	77%	$41
Colorado Belle	$31	81%	$25	$29	80%	$23
Edgewater	$31	78%	$24	$29	79%	$23
Gold Strike-Tunica	$51	83%	$42	$49	82%	$40
Weighted average all wholly owned properties	$101	86%	$86	$87	84%	$74
Weighted average wholly owned Las Vegas Strip properties	$120	89%	$107	$104	88%	$92

Food and Beverage Revenues

        Food and beverage revenues increased $48.4 million, or 11%, in fiscal 2005. The increase was due mainly to new restaurants and bars located in THEhotel, as well as the continued expansion of Mandalay Bay's convention business.

Other Revenues

        Other revenues come principally from entertainment, amusements and retail stores, and rose $38.1 million, or 11%, in fiscal 2005. Retail revenues benefited from the October 2003 opening of Mandalay Place. Entertainment revenues were higher due to a number of major events that were held in Mandalay Bay's Special Events Center (most notably the May 15, 2004 championship boxing match between Roy Jones Jr. and Antonio Tarver and two concerts by Prince).

Costs and Expenses

Health Care

        Employee health care costs increased $17.8 million, or 12%, in fiscal 2005. Rising medical costs, a higher incidence of catastrophic claims and an increase in the number of employees (due primarily to the December 2003 opening of THEhotel) contributed to these increases. These costs are included in the various departmental expenses reported in the Consolidated Statements of Income.

Corporate General and Administrative

        Corporate general and administrative expense for fiscal 2005 was $64.4 million compared with $32.9 million in fiscal 2004. The increase of $31.5 million was attributable primarily to amortization of deferred compensation related to restricted stock awards of $16.5 million and merger related costs of $11.6 million.

Depreciation and Amortization

        For fiscal 2005, depreciation and amortization expense was $189.8 million versus $175.5 million in fiscal 2004. Depreciation expense increased due to the December 2003 opening of THEhotel along with the June 30, 2003 exercise of purchase options under our two operating lease agreements, pursuant to which we paid $198.3 million to acquire the equipment under the leases. These increases were partially offset by original equipment at Mandalay Bay that became fully depreciated on March 2, 2004, the five-year anniversary of the opening of Mandalay Bay. See the discussions under "Financing Activities—Other Financing Transactions" and "Off Balance Sheet Arrangements—Operating Leases" under "Financial Position and Capital Resources" for additional details regarding our operating lease agreements.

        Operating Lease Rent    There was no operating lease rent for fiscal 2005 compared to $20.2 million in fiscal 2004, due to the previously discussed June 30, 2003 termination of our operating leases.

Income from Operations

        For the year ended January 31, 2005, income from operations rose $123.0 million, or 25%, from the previous year. The composite operating margin in fiscal 2005 was 21.8% versus 19.7% in fiscal 2004. Income from operations for fiscal 2005 benefited from improved operating results at our Las Vegas Strip properties, most notably Mandalay Bay, as discussed more fully below. The table below summarizes our operating results by property and is followed by a discussion of operating results by market.

	FYE 1/31/2005		FYE 1/31/2004
	Income from Operations	Depreciation and Amortization	Income from Operations	Depreciation and Amortization
	(in millions)
Mandalay Bay	$163.4	$78.4	$83.6	$72.3
Luxor	113.2	30.1	92.5	25.5
Excalibur	97.7	16.3	79.4	14.1
Circus Circus-Las Vegas (1)	55.8	19.0	42.3	18.8
Gold Strike-Tunica	19.9	9.2	21.6	8.7
Colorado Belle / Edgewater	7.9	9.2	4.4	9.8
Circus Circus-Reno	8.8	5.9	5.6	5.8
Gold Strike properties (2)	5.8	3.3	1.7	3.4
MotorCity Casino (3)	133.7	11.4	125.5	10.1
Unconsolidated joint ventures (4)	83.3	0.3	81.2	0.3
Other	(5.1)	0.1	(7.9)	0.1

Subtotal	$684.4	$183.2	$529.9	$168.9
Corporate expense	(71.0)	6.6	(39.5)	6.6

Total	$613.4	$189.8	$490.4	$175.5

(1)
Includes Circus Circus-Las Vegas and Slots-A-Fun.

(2)
Includes Gold Strike, Nevada Landing and Railroad Pass.

(3)
MotorCity Casino is 53.5%-owned and its operations are consolidated for financial reporting purposes.

(4)
Includes Monte Carlo, Grand Victoria and Silver Legacy, each of which is 50%-owned.

Las Vegas

        Our Las Vegas properties (including our 50% share of Monte Carlo) posted an overall increase in income from operations of $139.6 million, or 42%, in fiscal 2005. At Mandalay Bay, income from operations rose $79.8 million, or 95%. As noted previously, this property benefited significantly from the first full year of operation of THEhotel. Including the additional 1,117 suites in THEhotel, REVPAR at Mandalay Bay rose 9%, as expanded convention business contributed to higher REVPAR during the slower midweek period.

        At Luxor, income from operations increased $20.7 million, or 22%. This property benefited from higher customer counts attributable to increased convention business (derived in large part from its proximity to the Convention Center at Mandalay Bay), as well as the October 2003 opening of Mandalay Place, the retail experience located between Luxor and Mandalay Bay. Meanwhile, income from operations at Excalibur rose $18.3 million, or 23%, and at Circus Circus-Las Vegas, it increased $13.5 million, or 32%. The contribution from the 50%-owned Monte Carlo rose $7.4 million, or 20%. The rebound in the national economy and the overall strength of the Las Vegas market were significant factors in the higher results at our Las Vegas Strip properties.

Reno

        Income from operations at our Reno properties (including our 50% share of Silver Legacy) rose $3.5 million, or 19%, in fiscal 2005. A stronger economy offset the negative impact of expanded Native American gaming in California and the northwestern U.S.

Laughlin

        Income from operations at our two Laughlin properties, Colorado Belle and Edgewater, rose to $7.9 million from an all-time record low of $4.4 million in fiscal 2004. Like the Reno market, Laughlin benefited from an improved economy, despite facing increased competition from Native American casinos in its primary feeder markets in Arizona and southern California.

Other Markets

        In Detroit, Michigan, MotorCity Casino generated an increase in income from operations of $8.2 million, or 7%, despite an increase in the casino tax rate which took effect September 1, 2004 and resulted in additional tax of approximately $10.3 million in fiscal 2005. (See "Recent Tax Developments" for additional details regarding this tax increase.) MotorCity benefited from the economic rebound and increased marketing efforts, which have increased its market share.

        In Tunica County, Mississippi, income from operations at Gold Strike declined $1.7 million, or 8%, during fiscal 2005. Costs related to increased marketing efforts contributed to the lower results, though they are expected to drive improved results in the future.

        The contribution to income from operations from Grand Victoria (our 50%-owned riverboat casino in Elgin, Illinois) decreased $5.5 million, or 18%, in fiscal 2005. The decrease was due primarily to the impact of a gaming tax increase that took effect July 1, 2003. See "Recent Tax Developments" below.

Interest Expense

        In fiscal 2005, interest expense decreased $4.8 million, benefiting from lower average debt outstanding ($2.8 billion versus $2.9 billion in fiscal 2004), the payoff of our $275 million 9 1/4% Senior Subordinated Notes in July 2003 using less expensive borrowings under our revolving credit facility, and the amortization of gains related to the termination of interest rate swap agreements. These benefits were partially mitigated by higher capitalized interest in fiscal 2004 (see discussion below). See also "Financing Activities-Interest Rate Swaps" and "Market Risk and Derivative Financial Instruments" under "Financial Position and Capital Resources."

        Capitalized interest was $1.0 million in fiscal 2005 compared to $7.6 million in the previous year. Capitalized interest in the current year relates primarily to the spa and roof-top restaurant at THEhotel, and in the previous year related primarily to the original construction of THEhotel and Mandalay Place.

Income Taxes

        The effective tax rates for fiscal 2005 and fiscal 2004 were 36.3% and 35.5%, respectively. These rates reflect the federal corporate statutory rate of 35%, plus state income taxes and the effect of various nondeductible expenses, including merger-related costs.

Recent Tax Developments

        On August 17, 2004, the Governor of Michigan signed new legislation providing for an increase in the gaming tax rate from 18% to 24% effective September 1, 2004. The new law provides for additional one percent increases in the tax rate on July 1, 2009, 2010 and 2011. Once a permanent facility is fully operational, the tax is reduced to 19%. The legislation further provides that the tax increase is eliminated if the Michigan Lottery Act is amended and video lottery terminals at horse racetracks become operational. As a result of this new legislation, we currently estimate that gaming taxes at MotorCity Casino will be increased by approximately $25-$30 million on an annual basis.

        New tax legislation signed into law by the Governor of Nevada on July 22, 2003, increased the taxes applicable to our Nevada operations and those of our Nevada joint ventures. The impact on our income from operations in FY05 was less than $10 million.

        On June 20, 2003, the Governor of Illinois signed new tax legislation providing for an increase in tax rates on Illinois gaming revenues effective July 1, 2003. Under the bill, the upper tax rate on casino revenues was increased from 50% on casino revenues exceeding $200 million to 70% on casino revenues exceeding $250 million. The legislation also provided for increased tax rates for the lower revenue tiers as well as increased boarding fees. By law, the above increase is to be repealed after a tenth casino license is awarded and the new property commences operations, or July 1, 2005, whichever occurs first. The tenth casino license was previously awarded, however based upon a number of contingencies needed to finalize this tenth license, we cannot determine at this time when or whether a tenth property will commence operations. There is no assurance that the Illinois Act will not be further amended, or other legislation enacted, to change the wagering tax rollback.

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

	FYE 1/31/2004		FYE 1/31/2003
	Income from Operations	Depreciation and Amortization	Income from Operations	Depreciation and Amortization
	(in millions)
Mandalay Bay	$83.6	$72.3	$79.5	$35.0
Luxor	92.5	25.5	79.6	18.1
Excalibur	79.4	14.1	64.9	11.4
Circus Circus-Las Vegas (1)	42.3	18.8	39.5	17.4
Gold Strike-Tunica	21.6	8.7	14.0	12.2
Colorado Belle / Edgewater	4.4	9.8	5.3	10.3
Circus Circus-Reno	5.6	5.8	12.9	7.0
Gold Strike properties (2)	1.7	3.4	3.5	4.0
MotorCity Casino (3)	125.5	10.1	91.8	24.9
Unconsolidated joint ventures (4)	81.2	0.3	98.0	0.3
Other	(7.9)	0.1	(5.4)	0.5

Subtotal	$529.9	$168.9	$483.6	$141.1
Corporate expense	(39.5)	6.6	(31.3)	3.9

Total	$490.4	$175.5	$452.3	$145.0

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

FINANCIAL POSITION AND CAPITAL RESOURCES

Operating Activities

        Net cash provided by operating activities was $497.1 million in fiscal 2005 versus $418.5 million in fiscal 2004 and $364.9 million in fiscal 2003. Net cash provided by operating activities increased in fiscal 2005 due mostly to improved operating results, as net income rose $79.2 million. The tax benefit from the exercise of employee stock options decreased by $32.5 million, with 1.0 million options exercised in fiscal 2005 versus 6.1 million options in fiscal 2004. (For tax purposes, gains recognized by employees upon the exercise of stock options are considered additional compensation expense and are therefore deductible.) In addition, the minority interest in earnings (net of distributions) decreased $21.0 million since the majority of earnings at MotorCity Casino were distributed in fiscal 2005. However, the above decreases were largely offset by changes in working capital which occurred in the normal course of business.

        For fiscal 2004, net cash provided by operating activities increased due primarily to improved operating results, as net income and depreciation expense rose a combined $64.8 million. In addition, the tax benefit from the exercise of employee stock options increased by $30.0 million in fiscal 2004, when 6.1 million options were exercised compared to 2.2 million options in fiscal 2003. These increases were partially offset by changes in working capital which occurred in the normal course of business. The fiscal 2004 comparison was also affected by two significant items which occurred in the prior year when we received a $20.0 million special distribution from Silver Legacy (in conjunction with the restructuring of the joint venture's debt) and wrote off a $13.0 million intangible asset at MotorCity Casino.

        Mandalay had cash and cash equivalents of $169.7 million at January 31, 2005, sufficient for normal daily operating requirements. Our cash balance has historically not been subject to significant fluctuations because we manage our cash through our revolving credit facility. To the extent excess cash is available, it is used to repay borrowings under our revolving credit facility, and to the extent additional cash is required, we borrow funds under the facility.

Investing Activities

        Net cash used in investing activities was $138.3 million in fiscal 2005 versus $573.8 million in fiscal 2004 and $370.3 million in fiscal 2003. For all three fiscal years, investing activities related primarily to capital expenditures, which are discussed in more detail below. We also paid amounts required under the Revised Development Agreement in Detroit (see "New Projects—Detroit" for additional details). In addition, in fiscal 2005, we received $18.1 million in insurance proceeds representing a settlement for remediation costs incurred due to the excess settling of Mandalay Bay's hotel tower during its original construction. Meanwhile, in fiscal 2003 we contributed $43.5 million to Monte Carlo that, along with a similar contribution from our partner, was used to pay off that property's revolving credit facility.

        Capital expenditures for fiscal 2005, which were funded from a combination of cash flow and additional borrowings, totaled $133.1 million. Of this amount, $33.4 million related to the completion of certain elements of THEhotel (the all-suites hotel tower at Mandalay Bay which opened in December 2003), $14.4 million related to an expansion of Mandalay Place (the retail center located between Mandalay Bay and Luxor which opened in October 2003), $7.1 million related to the Luxor room remodel, $4.6 million related to the new Fleur De Lys restaurant at Mandalay Bay, $7.5 million related to a parking garage expansion at Mandalay Bay and $2.4 million related to a new spa at Excalibur.

        Capital expenditures for fiscal 2004, which were funded from a combination of cash flow and additional borrowings, totaled $545.1 million. Of this amount, $225.6 million related to the construction of THEhotel, $37.3 million related to the construction of Mandalay Place, and $22.7 million related to the purchase of a new corporate aircraft (which was funded primarily through the application of a $22.5 million deposit made in fiscal 2003). Capital expenditures for fiscal 2004 also include $188.0 million related to the acquisition of equipment pursuant to purchase options we exercised under our operating lease agreements. See "Financing Activities—Other Financing Transactions" and "Off Balance Sheet Arrangements—Operating Leases" for additional details.

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

        We estimate that capital expenditures in fiscal 2006 will be in the range of $125-$150 million. These estimated capital expenditures include primarily maintenance capital spending, which consists of items necessary to maintain the operating condition of our properties, such as new slot machines, carpeting, computers and similar equipment. Capital expenditures for fiscal 2006 will be funded primarily from cash flow, though we also have funds available under our revolving credit facility. Actual capital expenditures for fiscal 2006 may differ significantly from the estimated range, particularly if we proceed with the development of an expanded permanent facility in Detroit. See "New Projects—Detroit" for additional details.

        For information concerning an agreement to sell our 53.5% interest in this property if Mandalay's proposed merger with a wholly owned subsidiary of MGM MIRAGE is consummated, see "Pending Merger Pursuant to which Mandalay is to Become a Wholly Owned Subsidiary of MGM MIRAGE" in this Item 7.

Financing Activities

        For fiscal 2005, financing activities used net cash of $342.5 million. The cash was used primarily to repay $351.8 million in borrowings and to fund $36.4 million in dividend payments to our shareholders. This was partially offset by the proceeds from exercises of employee stock options, which provided cash of $19.9 million. A discussion of specific financing activities in fiscal 2005 is provided below. For fiscal 2004, financing activities provided net cash of $160.4 million. Net borrowings provided cash of $242.0 million, while proceeds from exercises of employee stock options provided an additional $99.8 million. Cash was used primarily to fund the March 2003 settlement of our $100 million equity forward agreement and to fund $47.6 million in dividend payments to our shareholders. For fiscal 2003, financing activities provided net cash of $47.9 million. Net borrowings provided cash of $235.5 million, while proceeds from exercises of employee stock options provided an additional $29.3 million. The majority of this cash was used to purchase 7.5 million shares of our common stock at a cost of $220.9 million.

Credit Facility

        Our $850 million revolving credit facility, which is for general corporate purposes, is unsecured and provides for the payment of interest, at our option, at either (i) a Eurodollar-based rate; or (ii) a rate equal to or an increment above the higher of (a) the Bank of America prime rate, or (b) the Federal Reserve Board federal funds rate plus 50 basis points. At January 31, 2005, the effective rate of interest on the indebtedness outstanding under our revolving credit facility was 4.3%. The revolving credit facility includes financial covenants regarding total debt and interest coverage, plus covenants that limit our ability to dispose of assets, make distributions on our capital stock, engage in a merger, incur liens and engage in transactions with our affiliates. On August 21, 2006, the entire principal amount then outstanding under our revolving credit facility becomes due and payable, unless the maturity date is extended with the consent of the lenders. The balance outstanding under our revolving credit facility at January 31, 2005 was $115 million.

        In February 2003, we amended the covenants under each of our credit facilities. These amendments modified the definition of "Adjusted EBITDA" with respect to our 53.5% ownership of MotorCity Casino in Detroit, Michigan. As previously defined in our credit facilities, Adjusted EBITDA included only the cash distributions we actually received from MotorCity Casino. Under the amended definition, Adjusted EBITDA includes our 53.5% share of the Adjusted EBITDA of MotorCity Casino, whether or not distributed. These amendments also provided for a more liberal test for total debt coverage during the fiscal year ended January 31, 2004.

        As of January 31, 2005, we were in compliance with all of the covenants in our revolving credit facility, including those related to total debt and interest coverage, and under the most restrictive covenant, we had the ability to issue additional debt of approximately $532 million. Our borrowing capacity under these covenants can fluctuate substantially from quarter to quarter depending upon our operating cash flow.

        As of January 31, 2005, the senior debt of Mandalay Resort Group was rated Ba2 by Moody's Investors Service ("Moody's") and BB+ by Standard & Poors Ratings Services ("S&P"). These ratings remained stable throughout fiscal 2005. To the extent that these credit ratings change, our ability to borrow, as well as the rates at which we borrow, could be affected. However, given our current financial position, as well as our historically strong and stable cash flows, we do not anticipate any significant changes in our credit ratings in the near term. In addition, we do not believe our credit ratings, or changes in those ratings, have had a significant impact on our previous financing activities, or will have a significant impact on future financing activities.

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

        On January 3, 2005, Mandalay issued a press release announcing that the closing price of Mandalay's common stock had exceeded $68.76 per share for at least 20 trading days of the 30 consecutive trading day period ended December 31, 2004, and as a result, the debentures were convertible during the calendar quarter ended March 31, 2005. On April 4, 2005, Mandalay issued a press release announcing that the closing price of Mandalay's common stock had exceeded $68.76 per share for at least 20 trading days of the 30 consecutive trading day period ended March 31, 2005, and as a result, the debentures are convertible during the calendar quarter ending June 30, 2005. In addition, upon determination of the closing date of the proposed merger of a wholly owned subsidiary of MGM MIRAGE with and into Mandalay, holders of the debentures will be able to surrender their debentures for conversion until 15 days after the effective date of the merger.

        If the convertible debentures are converted, holders will be entitled to receive 17.452 shares per convertible debenture, or an aggregate of 7.0 million shares of Mandalay common stock, subject to our right to deliver cash in lieu of all or a portion of the shares, and subject to adjustment of the conversion rate for any stock dividend; any subdivision or combination, or certain reclassifications, of the shares of our common stock; any distribution to all holders of shares of our common stock of certain rights to purchase shares of our common stock for a period expiring within 60 days at less than the sale price per share of our common stock at the time; any distribution to all holders of shares of our common stock of our assets (including shares of capital stock of a subsidiary), debt securities or certain rights to purchase our securities; or any "extraordinary cash dividend." For this purpose, an extraordinary cash dividend is one the amount of which, together with all other cash dividends paid during the preceding 12-month period, is on a per share basis in excess of the sum of (i) 5% of the sale price of the shares of our common stock on the day preceding the date of declaration of such dividend and (ii) the quotient of the amount of any contingent cash interest paid on a convertible debenture during such 12-month period divided by the number of shares of common stock issuable upon conversion of a convertible debenture at the conversion rate in effect on the payment date of such contingent cash interest. In addition, if at the time of conversion the market price of Mandalay's common stock exceeds the then-applicable base conversion price, holders will be entitled to receive up to an additional 14.2789 shares of Mandalay's common stock for each $1,000 original principal amount of convertible debentures, as determined pursuant to a specified formula, or up to an additional 5.7 million shares in the aggregate, subject to our right to deliver cash in lieu of all or a portion of the shares.

        Mandalay and The Bank of New York, as trustee, executed a supplemental indenture dated as of July 26, 2004. The supplemental indenture amended the notice provisions of the indenture to permit Mandalay, at any time prior to a conversion date, to elect to exercise its right to deliver cash in lieu of shares of Mandalay common stock for all or any portion of the shares due to holders of the debentures upon conversion of the debentures. On January 3, 2005, Mandalay delivered an irrevocable cash settlement notice to The Bank of New York, the conversion agent for the debentures, which irrevocably obligates Mandalay to cash settle a number of shares of common stock equal to the base conversion rate in effect on the conversion date if the debentures are ultimately converted, provided however, that the amount of cash that we could be required to pay to cash settle the shares is limited to $1,000 for each $1,000 original principal amount of debentures, or a total of $400 million. We also retain the option of delivering cash in lieu of any additional shares due upon conversion of the debentures.

        Upon conversion, payment is due to a holder no later than the tenth business day following the applicable conversion date. In the event that the payment date falls after the consummation of the proposed merger, holders who convert their debentures will receive a cash settlement based on the $71.00 per share consideration payable in the merger. The delivery to the holder of the cash due upon conversion of a debenture is deemed to satisfy Mandalay's obligation to pay the accreted principal amount of the debenture and to satisfy the obligation to pay accrued but unpaid interest, including contingent interest, if any, attributable to the period from the most recent interest payment date through the applicable conversion date. Because of this deemed satisfaction, the holder of any debenture converted after the record date for the next interest payment, but before the corresponding interest payment date, is required to pay to Mandalay an amount equal to the interest payment to be received by the holder with respect to such debenture.

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

        Mandalay had an interest rate swap agreement ("cash flow hedge") of $200 million notional amount which terminated on September 24, 2003.

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

        We entered into the above swap agreements, which met the criteria established by the Financial Accounting Standards Board for hedge accounting, in order to further manage our interest expense and achieve a better balance of variable to fixed rate debt in our debt portfolio. Including the effect of interest rate swaps, approximately 44% of our debt outstanding at January 31, 2005 was variable rate. This compares to approximately 50% at January 31, 2004. While we believe the company is currently better served by maintaining a higher proportion of less expensive variable rate debt, we continue to monitor and evaluate current economic conditions, along with the company's financial condition, and may adjust the percentage of variable rate debt in the future, as we consider appropriate.

Other Financing Transaction

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

        The new lease agreement was considered a capital lease for financial reporting purposes, and we recorded an asset and a corresponding liability equal to the fair market value of the assets at inception of the lease. An option to borrow up to an additional $105 million under the new lease agreement expired December 31, 2003. The new lease agreement contained financial covenants regarding total debt and interest coverage that were similar to those under our revolving credit facility. The agreement also contained covenants regarding equipment maintenance, insurance requirements and prohibitions on liens. As of January 31, 2005, we were in compliance with all of the covenants in this lease agreement. On March 4, 2005, we terminated this capital lease facility and paid off the balance of $128.6 million utilizing borrowings under our revolving credit facility.

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

        On November 25, 2003, we issued $250 million 6 3/8% Senior Notes due 2011. The net proceeds, together with borrowings under our revolving credit facility, were used to permanently repay in full our then existing $250 million term loan facility. As previously discussed, we hedged these notes by entering into swap agreements pursuant to which we pay a composite floating rate of LIBOR plus 1.73%, slightly below the LIBOR plus 1.75% rate we were paying on the term loan facility. Thus, by issuing these notes and entering into these swap agreements, we effectively extended the original July 2006 maturity date for this indebtedness to November 2011 at approximately the same interest rate.

Dividends

        On June 12, 2003, Mandalay's board of directors' instituted a policy of quarterly cash dividends. The following table sets forth the cash dividends declared:

Record Date	Payment Date	Dividend per share
June 26, 2003	August 1, 2003	$.23
October 15, 2003	November 1, 2003	$.25
January 15, 2004	February 2, 2004	$.27
April 16, 2004	May 3, 2004	$.27
July 15, 2004	August 2, 2004	$.27

        Pursuant to the terms of the definitive merger agreement with MGM MIRAGE, additional dividends may not be declared or paid pending the consummation of the merger or the termination of the definitive merger agreement if the merger is not consummated.

New Projects

THEhotel

        THEhotel, a 1,117-all-suites tower at Mandalay Bay, opened in December 2003. The suites average 750 square feet, among the largest room product in the Las Vegas market. The 43-story tower also includes meeting suites, a spa and fitness center, a lounge and two restaurants, including a rooftop venue "Mix-Las Vegas" created by famed chef Alain Ducasse that opened in December 2004. The total cost of the new tower was approximately $280 million, excluding land, capitalized interest and preopening expenses.

Mandalay Place

        In October 2003, we opened Mandalay Place, a retail center located between Mandalay Bay and Luxor. The center includes approximately 90,000 square feet of retail space and approximately 40 stores and restaurants, including internationally branded retailers like Oilily, GF Ferre, Nike Golf and Urban Outfitters, along with restaurants by celebrity chefs Pierro Selvaggio, Hubert Keller and Rick Moonen. The total cost was approximately $65 million, excluding land, capitalized interest and preopening expenses.

Detroit

        We participate with the Detroit-based Atwater Casino Group in a joint venture that owns and operates a casino in Detroit, Michigan. This joint venture is one of three groups which negotiated casino development agreements with the City of Detroit. We have a 53.5% ownership interest in the joint venture.

        On August 2, 2002, the Detroit City Council approved a revised development agreement between the joint venture and the City of Detroit (the "Revised Development Agreement"). Under the Revised Development Agreement, MotorCity Casino is to be expanded into a permanent facility at its current location. The permanent facility is currently expected to include 100,000 square feet of casino space, a 400-room hotel, a 1,200-seat theater, convention space, and additional restaurants, retail space and parking. Depending upon market conditions, the availability of additional land and the joint venture's ability to obtain reasonable financing, the joint venture could be required to construct an additional 400 rooms. Under the terms of this agreement, the joint venture has paid the City a total of $44.0 million. Also, beginning January 1, 2006, the joint venture is to pay the City 1% of its adjusted casino revenues. If its casino revenues top $400 million in any given calendar year, the payment will be increased to 2% for that calendar year.

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

        We have committed to contribute 20% of the costs of the permanent facility in the form of an investment in the joint venture. The joint venture will seek to borrow any additional funds (in excess of Mandalay's equity contribution) which may be necessary to complete the expanded permanent facility. Under our operating agreement, the project costs are to be reviewed every six months. As of January 31, 2005, we had contributed 20% of the project costs as most recently determined. The cost of the additional facilities (excluding land, capitalized interest and preopening expenses) is currently estimated to be $275 million. Under the Revised Development Agreement, we have guaranteed completion of the facility and have entered into a keep-well agreement with the City that could require us to contribute additional funds to continue operation of the expanded facility until two years following the execution of the completion guarantee and keep-well agreement. There is no contractual limitation on the amount that we may be required to contribute under our completion guarantee or the keep-well agreement. However, based on the performance of the casino to date, we do not expect that our completion guarantee or keep-well agreement with the City will require the outlay of additional capital.

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

        On November 26, 2003, we announced that MotorCity Casino had signed a settlement agreement with the Lac Vieux Desert Band of Lake Superior Chippewa Indians. On April 9, 2004, the District Court approved the settlement. On April 23, 2004, MotorCity paid to the Lac Vieux Tribe $1.5 million plus $500,000 in attorney's fees. MGM MIRAGE has appealed the approval of the settlement and the injunction remains in place. Because approval of the settlement agreement was subsequently appealed, all further settlement payments were suspended pending resolution of the appeal. These payments include $1.5 million due 30 days after the first payment, $5.75 million due on the first and second anniversaries of the first payment and $1 million due annually for 25 years, beginning on the third anniversary of the first payment. If the Sixth Circuit Court of Appeals ultimately affirms the approval of the settlement agreement, then, absent filing of another adverse claim, the payment schedule will be reinstated and MotorCity Casino will have to immediately pay all amounts that otherwise would have been due during the period of suspension (plus interest). The occurrence of certain events would suspend, lower and/or terminate the payments. There can be no assurance as to when final resolution will occur with respect to this matter, or what action the courts might take. These payments would satisfy the joint venture's obligations under an indemnity agreement with respect to the Lac Vieux litigation claims. However, the joint venture would still be liable under the indemnity agreement for claims related to the acquisition of the riverfront land, which potentially are capped at $4 million.

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

        For information concerning an agreement to sell our 53.5% interest in this property if Mandalay's proposed merger with a wholly owned subsidiary of MGM MIRAGE is consummated, see "Pending Merger Pursuant to which Mandalay is to Become a Wholly Owned Subsidiary of MGM MIRAGE" in this Item 7.

Share Purchases

        Since March 31, 2003, when we purchased 3.3 million shares under our equity forward agreements for $100 million (discussed more fully under "Off Balance Sheet Arrangements"), we have made no additional share purchases, and, as of January 31, 2005, the number of shares we were authorized to purchase under authorizations of our Board of Directors was approximately 10.3 million. Any share purchases we may make in the future will be dependent upon cash flow, borrowing capacity and market conditions, and are expected to be made in accordance with the volume and other limitations of Rule 10b-18 under the Securities Exchanges Act of 1934.

        Pursuant to the terms of the definitive merger agreement with MGM MIRAGE, we may not purchase additional shares of our common stock pending the consummation of the merger or the termination of the definitive merger agreement if the merger is not consummated.

Liquidity

        We have various obligations including the following: (i) existing cash obligations; (ii) capital commitments on projects under way as well as capital commitments and other obligations relating to the proposed expansion of our Detroit joint venture property (see "New Projects—Detroit"); and (iii) the potential cash settlement of our convertible debentures. We believe we have sufficient capital resources to meet all of the above obligations. Furthermore, if the merger contemplated by our definitive merger agreement with MGM MIRAGE is not consummated, we believe we have sufficient capital resources to pay dividends to holders of our common stock, strategically purchase shares of our common stock or invest in new projects. These beliefs are based upon (i) our historically strong and dependable operating cash flows; (ii) the availability of borrowing capacity under our revolving credit facility; and (iii) the ability to raise funds in the debt and equity markets. Under our revolving bank facility, which expires August 2006, we had $735 million of borrowing capacity available as of January 31, 2005, and under the most restrictive of our loan covenants, we had the ability to incur additional debt of approximately $532 million. Our borrowing capacity under these covenants can fluctuate substantially from quarter to quarter, depending upon our operating cash flow.

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

        For information concerning an agreement to sell our 53.5% interest in the Detroit joint venture if Mandalay's proposed merger with a wholly owned subsidiary of MGM MIRAGE is consummated, see "Pending Merger Pursuant to which Mandalay is to Become a Wholly Owned Subsidiary of MGM MIRAGE" in this Item 7.

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

Contractual Obligations and Commitments

        The following table summarizes our contractual obligations and commitments as of January 31, 2005:

	Year Ending January 31,
Description
	2006	2007	2008	2009	2010	Thereafter	Total
	(in thousands)
Long-term debt (1)	$300	$315,255	$500,299	$200,299	$250,299	$1,253,324	$2,519,776
Capital leases (1)	128,614	—	—	—	—	—	128,614
Estimated interest payments on long-term debt (2)	175	169	147	96	65	95	747
Operating leases	1,103	1,021	689	342	291	5,163	8,609
Purchase obligations	12,594	—	—	—	—	—	12,594
Detroit revised development agreement payments	—	—	—	—	—	—	—
Letters of credit supporting Detroit revenue bonds (3)	—	—	—	—	49,360	—	49,360

Total	$142,786	$316,445	$501,135	$200,737	$300,015	$1,258,582	$2,719,700

(1)
On March 4, 2005, we terminated our capital lease facility and paid off the balance of $128.6 million utilizing borrowings under our revolving credit facility.

(2)
Estimated interest payments on long-term debt are based on principal amounts outstanding at January 31, 2005 taking into account stated interest rates and forecasted LIBOR rates for our revolving credit facility.

(3)
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

        Reference is made to the discussion of the swap agreements we entered into during fiscal 2004 and fiscal 2005 under "Financing Activities—Interest Rate Swaps" above, which is incorporated herein by this reference.

        The following table provides information as of January 31, 2005 about our financial instruments (debt obligations and interest rate swaps) that are sensitive to changes in interest rates. For debt obligations, the table presents principal payments and related weighted-average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted-average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted-average variable rates are based on implied forward rates in the yield curve. Implied forward rates should not be considered a predictor of actual future interest rates.

	Year Ending January 31,
	2006	2007	2008	2009	2010	Thereafter	Total
	(in millions)
Long-term debt (including current portion)
Fixed-rate	$.3	$200.3	$500.3	$200.3	$250.3	$853.3	$2,004.8
Average interest rate	6.7%	6.5%	10.2%	9.5%	6.5%	7.8%	8.3%
Variable-rate	$128.6	$115.0	—	—	—	$400.0	$643.6
Average interest rate	6.0%	5.8%	—	—	—	6.0%	6.0%
Interest rate swaps
Pay floating	—	—	—	—	$250.0	$250.0	$500.0
Average payable rate	—	—	—	—	7.3%	7.0%	7.1%
Average receivable rate	—	—	—	—	6.5%	6.4%	6.4%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MANDALAY RESORT GROUP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 31, 2005	January 31, 2004
	(in thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$169,738	$153,490
Accounts receivables, net of allowance	67,020	72,590
Income tax receivable	9,931	14,522
Inventories	40,201	35,166
Prepaid expenses	56,407	57,337
Deferred income tax	10,006	16,762

Total current assets	353,303	349,867

Property, equipment and leasehold interests, at cost, net	3,510,103	3,590,699

Other assets
Excess of purchase price over fair value of net assets acquired	37,965	37,965
Investments in unconsolidated affiliates	573,657	573,306
Other investments	76,700	60,886
Intangible development costs	102,506	95,610
Deferred charges and other assets	67,881	74,163

Total other assets	858,709	841,930

Total assets	$4,722,115	$4,782,496

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$16,688	$16,681
Accounts and contracts payable
Trade	52,928	39,016
Construction	4,573	10,122
Accrued liabilities
Salaries, wages, vacations and bonuses	62,391	65,357
Progressive jackpots	10,089	12,977
Advance room deposits	24,829	21,674
Interest	62,223	62,556
Other	114,884	102,568

Total current liabilities	348,605	330,951

Long-term debt, net of current portion	2,646,986	3,001,975

Deferred income tax	210,852	230,324
Accrued intangible development costs	49,360	49,360
Other long-term liabilities	180,271	96,393

Total other liabilities	440,483	376,077

Total liabilities	3,436,074	3,709,003

Minority interest	46,811	43,223

Stockholders' equity
Common stock $.01-2/3 par value
Authorized—450,000,000 shares
Issued—114,798,988 and 113,654,263 shares	1,913	1,894
Preferred stock $.01 par value
Authorized—75,000,000 shares	—	—
Additional paid-in capital	631,046	556,087
Retained earnings	1,784,819	1,592,199
Deferred compensation	(52,382)	(540)
Accumulated other comprehensive loss	(64,378)	(23,293)
Treasury stock (47,252,618 and 48,242,286 shares), at cost	(1,061,788)	(1,096,077)

Total stockholders' equity	1,239,230	1,030,270

Total liabilities and stockholders' equity	$4,722,115	$4,782,496

The accompanying notes are an integral part of these consolidated financial statements.

MANDALAY RESORT GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year ended January 31,
	2005	2004	2003
REVENUES:
Casino	$1,331,009	$1,225,249	$1,205,163
Hotel	792,524	652,287	570,236
Food and beverage	502,975	454,602	414,051
Other	372,708	334,645	333,979

	2,999,216	2,666,783	2,523,429
Less—complimentary allowances	(190,073)	(175,684)	(169,311)

	2,809,143	2,491,099	2,354,118

COSTS AND EXPENSES:
Casino	697,231	652,870	647,195
Hotel	272,757	231,093	201,630
Food and beverage	354,654	317,406	285,153
Other operating expenses	224,743	204,765	212,075
General and administrative	475,437	438,918	409,166
Corporate general and administrative	64,372	32,856	27,439
Depreciation and amortization	189,786	175,531	144,995
Operating lease rent	—	20,172	49,073
Preopening expenses	—	8,230	4,614
Impairment loss	—	—	5,422
Write-off of intangible asset	—	—	13,000

	2,278,980	2,081,841	1,999,762

EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	83,269	81,183	97,950

INCOME FROM OPERATIONS	613,432	490,441	452,306

OTHER INCOME (EXPENSE):
Interest, dividend and other income	3,991	6,882	(2,229)
Guarantee fees from unconsolidated affiliate	—	—	193
Interest expense	(188,442)	(193,236)	(207,114)
Loss on early extinguishment of debt, net of related gain on swap terminations	—	(6,327)	—
Net interest expense from unconsolidated affiliates	(8,245)	(8,089)	(7,172)

	(192,696)	(200,770)	(216,322)

MINORITY INTEREST	(61,220)	(57,353)	(40,650)

INCOME BEFORE PROVISION FOR INCOME TAX	359,516	232,318	195,334
Provision for income tax	(130,454)	(82,471)	(77,869)

Income before cumulative effect of a change in accounting principle	229,062	149,847	117,465
Cumulative effect of a change in accounting for goodwill	—	—	(1,862)

Net income	$229,062	$149,847	$115,603

Basic earnings per share:
Income before cumulative effect of a change in accounting principle	$3.41	$2.40	$1.74
Cumulative effect of a change in accounting principle	—	—	(.03)

Net income	$3.41	$2.40	$1.71

Diluted earnings per share:
Income before cumulative effect of a change in accounting principle	$3.31	$2.31	$1.68
Cumulative effect of a change in accounting principle	—	—	(.03)

Net income	$3.31	$2.31	$1.65

Average shares outstanding (basic)	67,197,027	62,316,945	67,555,934

Average shares outstanding (diluted)	69,157,904	64,881,844	70,158,204

        The accompanying notes are an integral part of these consolidated financial statements.

MANDALAY RESORT GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended January 31,
	2005	2004	2003
	(in thousands)
Cash flows from operating activities
Net income	$229,062	$149,847	$115,603
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	189,786	175,531	144,995
Provision for bad debts	879	2,105	7,165
Increase in deferred income tax	9,406	6,185	26,744
Tax benefit from stock option exercises	12,458	44,937	14,983
(Decrease) increase in interest payable	(333)	(5,175)	9,139
Increase in accrued pension cost	15,511	11,088	8,420
Loss on disposition of fixed assets	4,507	1,621	1,747
Impairment loss	—	—	5,422
Write-off of intangible asset	—	—	13,000
Cumulative effect of accounting change	—	—	1,862
Unconsolidated affiliates' (earnings in excess of distributions) distributions in excess of earnings	(744)	(376)	23,827
Minority interest in earnings, net of distributions	3,588	24,636	22,226
Changes in assets and liabilities:
Other current assets	5,177	(35,281)	(10,298)
Other current liabilities	27,780	36,845	(2,616)
Other noncurrent assets	5,990	14,201	(20,294)
Other	(6,014)	(7,664)	2,981

Total adjustments	267,991	268,653	249,303

Net cash provided by operating activities	497,053	418,500	364,906

Cash flows from investing activities
Capital expenditures	(133,071)	(545,130)	(300,532)
(Decrease) increase in construction payable	(5,549)	91	1,747
Increase in other investments	(9,799)	(9,597)	(10,793)
Increase in investments in unconsolidated affiliates	—	—	(43,500)
Development agreement costs	(11,146)	(20,250)	(19,500)
Insurance proceeds related to fixed asset remediation	18,147	—	—
Other	3,073	1,038	2,295

Net cash used in investing activities	(138,345)	(573,848)	(370,283)

Cash flows from financing activities
Proceeds from issuance of senior notes and convertible senior debentures	—	898,053	—
Proceeds from equipment leasing	—	145,000	—
Net effect on cash issuances and payments of debt with initial maturities of three months or less	(335,000)	(210,000)	280,000
Principal payments of debt with initial maturities in excess of three months	(16,806)	(591,077)	(44,478)
Debt premium on reverse interest swap termination	5,424	—	28,892
Debt issuance costs	(214)	(20,000)	(1,574)
Exercise of stock options	19,946	99,755	29,303
Purchases of treasury stock	—	—	(220,866)
Settlements and interest under equity forward agreements, net of tax benefit	—	(100,419)	(1,656)
Reversal of deferred gain	—	(10,339)	(16,414)
Payment of cash dividend	(36,442)	(47,627)	—
Other	20,632	(2,950)	(5,293)

Net cash (used in) provided by financing activities	(342,460)	160,396	47,914

Net increase in cash and cash equivalents	16,248	5,048	42,537
Cash and cash equivalents at beginning of year	153,490	148,442	105,905

Cash and cash equivalents at end of year	$169,738	$153,490	$148,442

Supplemental cash flow disclosures
Cash paid for interest (net of amounts capitalized of $1,031, $7,624 and $13,203)	$178,561	$192,494	$190,395
Cash paid for income taxes	$96,705	$22,461	$33,265
Noncash items
(Increase) decrease in market value of investment in insurance contracts	$(6,014)	$(7,664)	$2,919
Increase in market value of interest rate swaps	$—	$(8,939)	$(16,494)
Minimum pension liability adjustment	$63,592	$16,927	$7,412
Accrual of development agreement costs	$—	$—	$73,860
Application of deposit for purchase of equipment	$—	$22,500	$—

MANDALAY RESORT GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock Issued
						Accumulated Other Compre- hensive Loss		Total Stock- holders' Equity
			Additional Paid-in Capital	Retained Earnings	Deferred Compensation		Treasury Stock
	Shares	Amount
	(in thousands)
Balance, January 31, 2002	113,634	$1,894	$572,992	$1,374,376	$—	$(21,902)	$(986,751)	$940,609
Net income	—	—	—	115,603	—	—	—	115,603
Minimum pension liability adjustment, net of tax	—	—	—	—	—	(5,571)	—	(5,571)
Interest rate swap market adjustment	—	—	—	—	—	10,553	—	10,553

Total comprehensive income								120,585
Exercise of stock options, including tax benefit	—	—	8,203	—	—	—	36,083	44,286
Treasury stock acquired (7,470 shares), at cost	—	—	—	—	—	—	(220,866)	(220,866)
Interim settlements and interest under equity forward agreements, net of tax benefit	—	—	—	—	—	—	(1,656)	(1,656)
Other	—	—	(29)	—	—	—	—	(29)

Balance, January 31, 2003	113,634	1,894	581,166	1,489,979	—	(16,920)	(1,173,190)	882,929
Net income	—	—	—	149,847	—	—	—	149,847
Minimum pension liability adjustment, net of tax	—	—	—	—	—	(11,923)	—	(11,923)
Interest rate swap market adjustment	—	—	—	—	—	5,550	—	5,550

Total comprehensive income								143,474
Exercise of stock options, including tax benefit	—	—	(32,840)	—	—	—	177,532	144,692
Final settlement and interest under equity forward agreements, net of tax benefit	—	—	—	—	—	—	(100,419)	(100,419)
Tax benefit from convertible interest	—	—	7,065	—	—	—	—	7,065
Restricted stock grants, net of cancellations	20	—	696	—	(696)	—	—	—
Restricted stock amortization	—	—	—	—	156	—	—	156
Dividend	—	—	—	(47,627)	—	—	—	(47,627)

Balance, January 31, 2004	113,654	1,894	556,087	1,592,199	(540)	(23,293)	(1,096,077)	1,030,270
Net income	—	—	—	229,062	—	—	—	229,062
Minimum pension liability adjustment, net of tax	—	—	—	—	—	(41,085)	—	(41,085)

Total comprehensive income								187,977
Exercise of stock options, including tax benefit	—	—	(1,885)	—	—	—	34,289	32,404
Tax benefit from convertible interest	—	—	8,280	—	—	—	—	8,280
Restricted stock grants, net of cancellations	1,145	19	68,278	—	(68,297)	—	—	—
Restricted stock amortization	—	—	—	—	16,455	—	—	16,455
Dividend	—	—	—	(36,442)	—	—	—	(36,442)
Other	—	—	286	—	—	—	—	286

Balance, January 31, 2005	114,799	$1,913	$631,046	$1,784,819	$(52,382)	$(64,378)	$(1,061,788)	$1,239,230

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

PENDING MERGER PURSUANT TO WHICH MANDALAY IS TO BECOME A WHOLLY OWNED SUBSIDIARY OF MGM MIRAGE

        On June 16, 2004, Mandalay and MGM MIRAGE jointly announced that they had entered into an Agreement and Plan of Merger dated as of June 15, 2004 among Mandalay, MGM MIRAGE and MGM MIRAGE Acquisition Co. #61, a Nevada corporation (the "Merger Agreement") pursuant to which MGM MIRAGE is to acquire Mandalay for $71.00 in cash for each outstanding share of common stock of Mandalay. The transaction, which was approved by Mandalay stockholders on December 10, 2004, is structured as a merger of a wholly owned subsidiary of MGM MIRAGE with and into Mandalay. Except as otherwise contemplated by the Merger Agreement or with the prior written consent of MGM MIRAGE (which consent may not be unreasonably withheld or delayed), prior to the effective time of the merger or the termination of the Merger Agreement, the Company is required to conduct its business in the ordinary course consistent with past practice, and prohibited, among other things, from paying dividends, purchasing or otherwise acquiring its common stock, issuing indebtedness, making acquisitions, or selling, pledging or encumbering its assets. On March 22, 2005, Mandalay received from MGM MIRAGE a notice of MGM MIRAGE's election to extend the outside date for the closing of the merger from March 31, 2005 to June 30, 2005 (the "Extension Notice") in accordance with the Merger Agreement. The merger remains subject to receipt of the regulatory approval of the Illinois Gaming Board and other customary closing conditions.

        In order to avoid noncompliance with applicable Michigan law, which prohibits MGM MIRAGE from acquiring an interest in a second Detroit casino upon the consummation of the merger, Mandalay, MGM MIRAGE, Circus Circus Michigan, Inc. ("Circus Circus Michigan"), a wholly-owned subsidiary of Mandalay through which Mandalay holds its 53.5% interest in MotorCity Casino, CCM Merger Inc., an unaffiliated entity, and CCM Merger Sub., Inc., a wholly-owned subsidiary of CCM Merger Inc., entered into a merger agreement on March 22, 2005 (the "Michigan Agreement") pursuant to which CCM Merger Inc. is to acquire Circus Circus Michigan for approximately $525 million in cash. Actual cash proceeds are subject to working capital-type adjustments as provided in the Michigan Agreement. Closing of this transaction, which was approved by the Michigan Gaming Control Board on April 13, 2005, is subject to the closing of the merger pursuant to the Merger Agreement and other customary closing conditions.

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

CASH EQUIVALENTS

        At January 31, 2005 and 2004, cash equivalents (consisting principally of money market funds and instruments with maturities at date of purchase of three months or less) had a cost approximately equal to market value.

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

CAPITALIZED INTEREST

        The Company capitalizes interest costs associated with debt incurred in connection with major construction projects. When debt is not specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company's average cost of borrowed money. Capitalization of interest ceases when a project is substantially complete or construction activities are no longer underway. The amounts capitalized during the years ended January 31, 2005, 2004 and 2003, were $1.0 million, $7.6 million and $13.2 million, respectively.

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

SELF-INSURANCE

        The Company is self-insured up to certain limits for workers' compensation and employee medical claims. Self-insurance reserves are estimated based on the Company's historical claims patterns and loss experience, as well as an independent actuarial review (among other factors) and are included in accrued liabilities on the consolidated balance sheets. The self-insurance reserves at January 31, 2005 and 2004 were $15.3 million and $10.5 million, respectively.

TREASURY STOCK

        Shares purchased and placed in treasury are valued at cost. Shares are removed from treasury using the first-in, first-out method. Interest charges and other fees related to the Company's equity forward agreements were included in treasury stock, net of the related tax benefit. (See Note 17—Equity Forward Agreements.)

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

        The estimated cost of providing such complimentary allowances, as they relate to the casino department, was included in casino expenses as follows:

	Year ended January 31,
	2005	2004	2003
	(in thousands)
Rooms	$20,296	$18,847	$17,368
Food and beverage	94,789	90,107	89,218
Other	13,665	11,890	10,972

	$128,750	$120,844	$117,558

PLAYERS' CLUB POINTS

        The Company's players' club allows customers to earn "points" based on the volume of their gaming activity. These points are redeemable for cash rebates and/or certain complimentary services. Expense associated with cash rebates is accrued as a reduction of casino revenues as the points are earned based upon their historical redemption rate multiplied by the cash value. The amount by which casino revenues were reduced was $29.6 million, $29.7 million and $30.0 million in the years ended January 31, 2005, 2004 and 2003, respectively. Expense associated with complimentary services is accrued as casino expense based upon the historical redemption rate multiplied by the cost of the services provided.

PREOPENING EXPENSES

        Preopening expenses consist principally of direct incremental personnel costs and advertising and marketing expenses. In accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5, preopening expenses are expensed as incurred.

        The Company did not incur any preopening expenses during the year ended January 31, 2005. For the year ended January 31, 2004, preopening expenses of $8.2 million related primarily to our new all-suites tower, THEhotel at Mandalay Bay that opened in December 2003, and Mandalay Place, the new retail center connecting Mandalay Bay and Luxor that opened in October 2003. For the year ended January 31, 2003, preopening expenses of $4.6 million related primarily to the new convention center at Mandalay Bay that opened in January 2003.

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

        In September 2004, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on issue No. 04-08, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share", which is effective for reporting periods ending after December 15, 2004. EITF 04-08 requires companies to include shares issuable under convertible instruments in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. In addition, prior period earnings per share amounts presented for comparative purposes must be restated. In March 2003, the Company issued convertible senior debentures with terms as described in Note 9 to the Consolidated Financial Statements. During the fourth quarter of the fiscal year ended January 31, 2005, the Company's Floating Rate Convertible Senior Debentures due 2033 became convertible. The dilutive effect related to these debentures was properly included in the Company's diluted EPS calculation using the treasury method.

        The table below reconciles weighted-average shares outstanding used to calculate basic earnings per share with weighted-average shares outstanding used to calculate diluted earnings per share. There were no reconciling items for net income.

	Year ended January 31,
	2005	2004	2003
	(in thousands, except per share data)
Net income	$229,062	$149,847	$115,603

Weighted-average shares outstanding (basic)	67,197	62,317	67,556
Dilutive effect of stock options	645	2,565	2,524
Convertible debt	1,316	—	—
Equity forward contract	—	—	78

Weighted-average shares outstanding (diluted)	69,158	64,882	70,158

Basic earnings per share	$3.41	$2.40	$1.71

Diluted earnings per share	$3.31	$2.31	$1.65

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

	Year ended January 31,
	2005	2004	2003
	(in thousands, except per share data)
Net income as reported	$229,062	$149,847	$115,603
Less total stock-based employee compensation expense determined under the fair value method, net of tax	(1,033)	(2,834)	(8,224)

Pro forma net income	$228,029	$147,013	$107,379

Net income per share (basic)
As reported	$3.41	$2.40	$1.71
Pro forma	3.39	2.36	1.59
Net income per share (diluted)
As reported	$3.31	$2.31	$1.65
Pro forma	3.30	2.27	1.53

        In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). Under the original standard, FASB No. 123, companies had the option of recording stock options issued to employees at fair value or intrinsic value, which generally leads to no expense being recorded. The Company opted to use this intrinsic value method and make required disclosures of fair value expense. SFAS 123(R) eliminates this intrinsic value alternative. SFAS 123(R) is effective for the Company on February 1, 2006, at which time all future share-based payments must be recorded at fair value. The Company is currently in the process of determining the impact this statement will have on its results of operations.

        The fair value of each option grant (no stock options were granted in fiscal 2005) was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Year ended January 31,
	2005	2004	2003
Expected stock price volatility	—	36.0%	40.7%
Risk-free interest rate	—	2.0%	2.3%
Expected option lives (years)	—	4.4	4.1
Dividend yield	—	2.5%	0.0%
Estimated fair value of options granted (per share)	—	$7.40	$9.58

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

	Year ended January 31,
	2005	2004	2003
Compensation expense	$16,455	$156	$—

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

        The accumulated other comprehensive loss reflected on the balance sheet consisted solely of the minimum pension liability adjustment.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

        During the period covered by these financial statements, the FASB and the EITF have issued certain pronouncements on accounting policies that the Company has adopted as prescribed. Except as otherwise discussed in these notes, the adoption of these accounting policies did not have a material impact on the Company's financial position or results of operations.

Note 2. Accounts Receivable

        The Company extends credit to approved casino customers. These receivables are the principal financial instruments that potentially subject the Company to concentration of credit risk. The Company maintains an allowance for doubtful accounts to reduce the receivables to their estimated collectible amount, which approximates fair value. As of January 31, 2005, management believes that there are no concentrations of credit risk for which an allowance has not been established and recorded. The collectibility of foreign and domestic receivables could be affected by future business or economic conditions or other significant events in the United States or in the countries in which foreign customers reside. Bad debt expense was $.9 million, $2.1 million and $7.2 million for the years ended January 31, 2005, 2004 and 2003, respectively.

        Accounts receivable consisted of the following:

	January 31,
	2005	2004
	(in thousands)
Casino	$29,674	$44,139
Hotel	36,873	31,724
Other	10,816	10,726

	77,363	86,589
Less—allowance for doubtful accounts	(10,343)	(13,999)

	$67,020	$72,590

        The above allowance for doubtful accounts includes $8.5 million and $12.3 million related to casino receivables at January 31, 2005 and 2004, respectively.

Note 3. Property, Equipment and Leasehold Interests

        Property, equipment and leasehold interests consisted of the following:

	January 31,
	2005	2004
	(in thousands)
Land and land leases	$402,150	$401,171
Buildings and improvements	3,742,317	3,610,601
Equipment, furniture and fixtures	1,060,815	1,128,406
Leasehold interests and improvements	3,461	3,525

	5,208,743	5,143,703
Less—accumulated depreciation and amortization	(1,731,046)	(1,596,022)

	3,477,697	3,547,681
Construction in progress	32,406	43,018

	$3,510,103	$3,590,699

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

        The Company has also completed its annual reviews of impairment for fiscal 2005 and 2004 and no additional impairments were noted.

        In September 2004, the Emerging Issues Task Force of the Financial Accounting Standards Board discussed EITF D-108 "Use of the Residual Method to Value Acquired Assets Other Than Goodwill", which is effective the beginning of the Company's first fiscal year after December 15, 2004 and would require companies who have applied the residual method to the valuation of intangible assets for purposes of impairment testing to perform an impairment test using a direct value method on all intangible assets that were previously valued using the residual method. The Company did not early adopt the provisions of this EITF. The Company does not believe the use of a direct value method would result in an impairment to their intangible assets when adopted.

Note 5. Investments in Unconsolidated Affiliates

        The Company has investments in unconsolidated affiliates that are accounted for under the equity method. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of earnings, losses and distributions of these companies. The investment balance also includes interest capitalized during construction. The Company has included these investments in operations in its Consolidated Statements of Income due to the fact that their operations are very similar to those of the Company's wholly owned properties (i.e., hotel/casino). Investments in unconsolidated affiliates consisted of the following:

	January 31,
	2005	2004
	(in thousands)
Circus and Eldorado Joint Venture (50%) (Silver Legacy, Reno, Nevada)	$61,828	$60,032
Elgin Riverboat Resort (50%) (Grand Victoria, Elgin, Illinois)	244,009	246,637
Victoria Partners (50%) (Monte Carlo, Las Vegas, Nevada)	267,820	266,637

	$573,657	$573,306

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

        The Company's unconsolidated affiliates operate with fiscal years ending on December 31. Combined summarized balance sheet information of the unconsolidated affiliates as of December 31, 2004 and 2003 is as follows:

	2004	2003
	(in thousands)
Current assets	$113,146	$103,968
Property and other assets, net	627,903	632,876
Current liabilities	76,661	78,875
Long-term debt and other liabilities	162,767	162,046
Equity	501,621	495,923

        Selected results of operations for each of the unconsolidated affiliates for the years ended December 31, 2004, 2003 and 2002 are as follows:

December 31, 2004	Silver Legacy	Grand Victoria	Monte Carlo	Total
	(in thousands)
Revenues	$153,755	$395,930	$290,011	$839,696
Expenses	126,160	343,661	197,758	667,579
Income from operations	27,595	52,269	92,253	172,117
Net income	10,710	52,472	92,451	155,633
December 31, 2003	Silver Legacy	Grand Victoria	Monte Carlo	Total
	(in thousands)
Revenues	$151,955	$379,157	$260,255	$791,367
Expenses	126,451	312,854	186,413	625,718
Income from operations	25,504	66,303	73,842	165,649
Net income	9,496	66,544	73,948	149,988
December 31, 2002	Silver Legacy	Grand Victoria	Monte Carlo	Total
	(in thousands)
Revenues	$159,432	$402,869	$250,317	$812,618
Expenses	129,124	300,803	184,268	614,195
Income from operations	30,308	102,066	66,049	198,423
Net income	16,766	102,683	64,979	184,428

Note 6. Other Investments

        The Company has adopted a Supplemental Executive Retirement Plan ("SERP"), a defined benefit plan pursuant to which the Company pays supplemental pension benefits to certain key employees upon retirement. The SERP is an unfunded plan. However, the Company is informally funding the plan through life insurance contracts on the participants. These life insurance contracts had cash surrender values of $69.9 million and $53.7 million at January 31, 2005 and 2004, respectively. (See Note 14—Employee Retirement Plans for additional information regarding the SERP.)

Note 7. Intangible Development Costs

        On August 2, 2002, the Detroit City Council approved a revised development agreement pursuant to which MotorCity Casino will expand its current facility by December 31, 2005. Under the revised development agreement, MotorCity Casino had paid the City of Detroit $44 million as of January 31, 2005. MotorCity is further obligated, through letters of credit issued by the Company, to fund approximately $49.4 million to repay bonds issued by the Economic Development Corporation of the

City of Detroit ("EDC"). The Company recorded an intangible asset of $93.4 million, representing the total of the above obligations. As of January 31, 2005, the remaining unpaid obligation is $49.4 million.

        MotorCity is also obligated under an indemnity agreement to indemnify the EDC and the City of Detroit with respect to certain liabilities. As of January 31, 2005, MotorCity had paid $6.3 million under this indemnity agreement. In addition, MotorCity agreed to contribute to the City of Detroit its one-third interest in Jefferson Holdings, LLC, for which it had paid $2.8 million as of January 31, 2005. These payments are also considered to be part of the intangible development costs.

        These intangible development costs have an indefinite life. Based on the Company's annual assessment of intangible development costs for fiscal 2005 and 2004, the Company does not believe that an impairment has occurred or is likely to occur in the near term. (See Note 18—Commitments and Contingent Liabilities for additional details regarding the Company's Detroit joint venture.)

Note 8. Deferred Charges and Other Assets

        Deferred charges and other assets consisted of the following:

	January 31,
	2005	2004
	(in thousands)
Debt issuance costs, net	$29,673	$39,673
Intangible asset related to SERP	20,801	20,417
Other	17,407	14,073

	$67,881	$74,163

        The Company incurs discounts, structuring fees and other costs in connection with its issuance of debt and in connection with its credit facilities. Debt issuance costs are capitalized when incurred and amortized to interest expense based on the anticipated debt maturities using the straight-line method, which approximates the effective interest method. The amortization of debt issuance costs included in interest expense was $10.2 million, $9.6 million and $7.6 million for the years ended January 31, 2005, 2004 and 2003, respectively.

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

Note 9. Long-term Debt

        Long-term debt consisted of the following:

	January 31,
	2005	2004
	(in thousands)
Amounts due under bank credit agreements at floating interest rates, weighted average of 4.3% and 2.9%	$115,000	$450,000
6.45% Senior Notes due 2006 (net of unamortized discount of $44 and $88)	199,956	199,912
10 1/4% Senior Subordinated Notes due 2007	500,000	500,000
9 1/2% Senior Notes due 2008	200,000	200,000
6 1/2% Senior Notes due 2009	250,000	250,000
9 3/8% Senior Subordinated Notes due 2010 (net of unamortized discount of $1,347 and $1,612)	298,653	298,388
6 3/8% Senior Notes due 2011 (net of unamortized discount of $1,666 and $1,907)	248,334	248,093
7 5/8% Senior Subordinated Debentures due 2013	150,000	150,000
Amounts due under Convertible Senior Debentures due 2033 at floating interest rates, weighted average of 3.3% and 1.9%	400,000	400,000
7.0% Debentures due 2036 (net of unamortized discount of $52 and $65)	149,948	149,935
6.70% Debentures due 2096	4,265	4,415
Obligation under capital lease	128,614	145,000
Other notes	3,620	3,888

	2,648,390	2,999,631
Current portion of long-term debt	(16,688)	(16,681)
Debt premium from termination of reverse interest rate swaps (See Note 10)	15,771	17,711
Market value of reverse interest rate swaps	(487)	1,314

	$2,646,986	$3,001,975

        In August 2001, the Company replaced its $1.8 billion unsecured credit facility, dated May 23, 1997, with three separate facilities that totaled $1.25 billion. These credit facilities included a $150 million capital markets term loan facility which was paid in full using a portion of the net proceeds received from the issuance of $300 million of Senior Subordinated Notes in December 2001 (discussed more fully below) and a $250 million term loan facility which was paid in full using the net proceeds from the issuance of $250 million of Senior Notes in November 2003 (discussed more fully below) together with borrowings under the Company's revolving credit facility, thus reducing the borrowing capacity to $850 million under the remaining facility. The remaining credit facility, which is for general corporate purposes, is an $850 million revolving facility, $115 million of which was outstanding at January 31, 2005. The credit facility is unsecured and provides for the payment of interest, at the Company's option, either at a rate equal to or an increment above the higher of the Bank of America, N.A. "prime rate" and the Federal Reserve Board "Federal Funds Rate" plus 50 basis points or, alternatively, at a Eurodollar-based rate. The entire principal amount outstanding under the credit facility becomes due and payable on August 21, 2006, unless the maturity date is extended with the consent of the lenders. While the debt instrument issued under the above credit facility is short term in tenor, it is classified as long-term debt because it is management's intention to continue to replace such borrowings on a rolling basis as various instruments come due and to have such borrowings outstanding for longer than one year. The fair value of the debt issued under the credit facility approximates the carrying value of the debt.

        The credit facility includes financial covenants regarding total debt and interest coverage and contains covenants that limit the Company's ability, among other things, to dispose of assets, make distributions on its capital stock, engage in a merger, incur liens and engage in transactions with its affiliates. In December 2001, the Company amended the covenants under each of its credit facilities to provide for more liberal tests for total debt and interest coverage. These amendments were obtained to address the impact of the terrorist attacks that occurred on September 11, 2001. In February 2003, the Company again amended the covenants under each of its credit facilities. These amendments modified the definition of "Adjusted EBITDA" with respect to the Company's 53.5% ownership in MotorCity Casino in Detroit, Michigan. As previously defined in the credit facilities, Adjusted EBITDA included only the cash distributions the Company actually received from MotorCity Casino. Under the amended definition, Adjusted EBITDA includes the Company's 53.5% share of the Adjusted EBITDA of MotorCity Casino, whether or not distributed. These amendments also provided for a more liberal test for total debt coverage during the fiscal year ended January 31, 2004. At January 31, 2005, the Company was in compliance with all of the covenants in its credit facility and, under the most restrictive loan covenant, was restricted from issuing additional debt in excess of approximately $532 million.

        On November 25, 2003, the Company issued $250 million principal amount of 6 3/8% Senior Notes due December 2011 (the "6 3/8% Notes"), with interest payable each June and December. The 6 3/8% Notes are redeemable prior to maturity at the option of the Company, in whole, at 100% principal amount plus a make-whole premium. The 6 3/8% Notes, which were discounted to $248.1 million, are not subject to any sinking fund requirements. The net proceeds from this issuance, together with borrowings under the revolving credit facility, were used to repay in full the Company's $250 million term loan facility. As of January 31, 2005, the estimated fair value of the 6 3/8% Notes was $261.9 million based on their trading price.

        On July 31, 2003, the Company issued $250 million principal amount of 6 1/2% Senior Notes due 2009 (the "6 1/2% Notes"), with interest payable each January and July. The 6 1/2% Notes are redeemable prior to maturity at the option of the Company, in whole, at 100% principal amount plus a make-whole premium. The 6 1/2% Notes are not subject to any sinking fund requirements. The net proceeds from this issuance were used to repay borrowings under the Company's revolving credit facility. As of January 31, 2005, the estimated fair value of the 6 1/2% Notes was $261.6 million, based on their trading price.

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

        On January 3, 2005, Mandalay issued a press release announcing that the closing price of Mandalay's common stock had exceeded $68.76 per share for at least 20 trading days of the 30 consecutive trading day period ended December 31, 2004, and as a result, the debentures were convertible during the calendar quarter ended March 31, 2005. On April 4, 2005, Mandalay issued a press release announcing that the closing price of Mandalay's common stock had exceeded $68.76 per share for at least 20 trading days of the 30 consecutive trading day period ended March 31, 2005, and as a result, the debentures are convertible during the calendar quarter ending June 30, 2005. In addition, upon determination of the closing date of the proposed merger of Mandalay and MGM MIRAGE, holders of the debentures will be able to surrender their debentures for conversion until 15 days after the effective date of the merger.

        Pursuant to the original indenture, if the convertible debentures are converted, holders will be entitled to receive 17.452 shares per convertible debenture, or an aggregate of 7.0 million shares of Mandalay common stock, subject to our right to deliver cash in lieu of all or a portion of the shares, and subject to adjustment of the conversion rate for any stock dividend; any subdivision or combination, or certain reclassifications, of the shares of our common stock; any distribution to all holders of shares of our common stock of certain rights to purchase shares of our common stock for a period expiring within 60 days at less than the sale price per share of our common stock at the time; any distribution to all holders of shares of our common stock of our assets (including shares of capital stock of a subsidiary), debt securities or certain rights to purchase our securities; or any "extraordinary cash dividend." For this purpose, an extraordinary cash dividend is one the amount of which, together with all other cash dividends paid during the preceding 12-month period, is on a per share basis in excess of the sum of (i) 5% of the sale price of the shares of our common stock on the day preceding the date of declaration of such dividend and (ii) the quotient of the amount of any contingent cash interest paid on a convertible debenture during such 12-month period divided by the number of shares of common stock issuable upon conversion of a convertible debenture at the conversion rate in effect on the payment date of such contingent cash interest. In addition, if at the time of conversion the market price of Mandalay's common stock exceeds the then-applicable base conversion price, holders will be entitled to receive up to an additional 14.2789 shares of Mandalay's common stock for each $1,000 original principal amount of convertible debentures, as determined pursuant to a specified formula, or up to an additional 5.7 million shares in the aggregate, subject to our right to deliver cash in lieu of all or a portion of the shares.

        With respect to the Convertible Senior Debentures due 2033, Mandalay and the Bank of New York, as trustee, executed a supplemental indenture dated as of July 26, 2004. The supplemental indenture amends the notice provisions of the indenture to permit Mandalay, at any time prior to a conversion date, to elect to exercise its right to deliver cash in lieu of shares of Mandalay common stock for all or any portion of the shares due to holders of the debentures upon conversion of the debentures. Thereafter, Mandalay delivered an irrevocable cash settlement notice to The Bank of New York, the conversion agent for the debentures, which irrevocably obligates Mandalay to cash settle a number of shares of common stock equal to the base conversion rate in effect on the conversion date if the debentures are ultimately converted, provided however, that the amount of cash that Mandalay could be required to pay to cash settle the shares is limited to $1,000 for each $1,000 original principal amount of debentures, or a total of $400 million. Any additional obligation to holders who elect conversion will be settled, at the option of Mandalay, in cash or shares of Mandalay common stock. To the extent debentures are converted, the Company has sufficient borrowing capacity available under its revolving credit facility to fund the cash settlement of the entire $400 million.

        On December 20, 2001, the Company issued $300 million principal amount of 9 3/8% Senior Subordinated Notes due February 2010 (the "9 3/8% Notes"), with interest payable each February and August. The 9 3/8% Notes are redeemable prior to maturity at the option of the Company, in whole, at 100% of the principal amount plus a make-whole premium. The 9 3/8% Notes, which were discounted to $297.8 million, are not subject to any sinking fund requirements. The net proceeds from this issuance were used to repay borrowings under the Company's credit facilities. As of January 31, 2005, the estimated fair value of the 9 3/8% Notes was $345.4 million, based on their trading price.

        On August 16, 2000, the Company issued $200 million principal amount of 9 1/2% Senior Notes due August 2008 (the "9 1/2% Notes"), with interest payable each February and August. The 9 1/2% Notes are redeemable prior to maturity at the option of the Company, in whole, at 100% of the principal amount plus a make-whole premium. The 9 1/2% Notes are not subject to any sinking fund requirements. The net proceeds from this issuance were used to repay borrowings under the Company's credit facility. As of January 31, 2005, the estimated fair value of the 9 1/2% Notes was $227.0 million, based on their trading price.

        On July 24, 2000, the Company issued $500 million principal amount of 10 1/4% Senior Subordinated Notes due August 2007 (the "10 1/4% Notes"), with interest payable each February and August. The 10 1/4% Notes are redeemable prior to maturity at the option of the Company, in whole, at 100% of the principal amount plus a make-whole premium. The 10 1/4% Notes are not subject to any sinking fund requirements. The net proceeds from this issuance were used to repay borrowings under the Company's credit facility. As of January 31, 2005, the estimated fair value of the 10 1/4% Notes was $565.0 million, based on their trading price.

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

        In November 1996, the Company issued $150 million principal amount of 7.0% Debentures due November 2036 (the "7.0% Debentures"). The 7.0% Debentures may be redeemed at the option of the holder in November 2008. Also in November 1996, the Company issued $150 million principal amount of 6.70% Debentures due November 2096 (the "6.70% Debentures"). Of the $150 million principal amount outstanding, $145.6 million principal amount of the 6.70% Debentures were put to us by the holders at 100% of their principal amount plus accrued interest on November 17, 2003. The 7.0% Debentures, which were discounted to $149.8 million, and the 6.70% Debentures, which were discounted to $149.7 million, have interest payable each May and November, are not redeemable by the Company prior to maturity and are not subject to any sinking fund requirements. As of January 31, 2005, the estimated fair value of the 7.0% Debentures was $158.4 million and the estimated fair value of the 6.70% Debentures was $4.4 million, based on their trading prices.

        In February 1996, the Company issued $200 million principal amount of 6.45% Senior Notes due February 1, 2006 (the "6.45% Notes"), with interest payable each February and August. The 6.45% Notes, which were discounted to $199.6 million, are not redeemable prior to maturity and are not subject to any sinking fund requirements. As of January 31, 2005, the estimated fair value of the 6.45% Notes was $204.0 million, based on their trading price.

        In July 1993, the Company issued $150 million principal amount of 6 3/4% Senior Subordinated Notes (the "6 3/4% Notes") due July 2003 and $150 million principal amount of 7 5/8% Senior Subordinated Debentures (the "7 5/8% Debentures") due July 2013, with interest payable each July and January. The 6 3/4% Notes, which were discounted to $149.8 million, were repaid in July 2003. The 7 5/8%

Debentures are not redeemable prior to maturity and are not subject to any sinking fund requirements. As of January 31, 2005, the estimated fair value of the 7 5/8% Debentures was $162.8 million, based on their trading price.

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

        The new lease agreement was considered a capital lease for financial reporting purposes, and the Company recorded an asset and a corresponding liability equal to the fair market value of the assets at inception of the lease. The new lease agreement contained financial covenants regarding total debt and interest coverage that were similar to those under the Company's revolving credit facility. The agreement also contained covenants regarding equipment maintenance, insurance requirements and prohibitions on liens. The balance outstanding under the capital lease facility was $128.6 million at January 31, 2005. On March 4, 2005, the Company terminated this capital lease facility and paid off the balance utilizing borrowings under the revolving credit facility.

        Required annual principal payments on long-term debt as of January 31, 2005 are as follows:

Year ending January 31,	(in thousands)
2006	$128,914
2007	315,255
2008	500,299
2009	200,299
2010	250,299
Thereafter	1,253,324

$2,648,390

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

        The Company has entered into various interest rate swaps, principally with its bank group, to manage interest expense, which is subject to fluctuation due to the variable rate nature of the debt under the Company's credit facilities.

        In February 2003, the Company entered into two "reverse" interest rate swap agreements ("fair value hedges") with members of its bank group. Under one agreement, the Company received a fixed interest rate of 9.25% and paid a variable interest rate (based on LIBOR plus 6.35%) on $275 million notional amount. Under the other, the Company received a fixed rate of 6.45% and paid a variable interest rate (based on LIBOR plus 3.57%) on $200 million notional amount. In May 2003, the Company elected to terminate the $275 million swap and received $2.7 million in cash representing the fair market value of the swap. Since the underlying $275 million Senior Subordinated Notes were called on July 15, 2003, the unamortized portion of this gain (along with the unamortized portion of the gain related to a similar interest rate swap that was terminated in October 2002) was offset against the related loss on early retirement of debt. The total gain thus offset was $9.0 million. Meanwhile, in June 2003, the Company elected to terminate the $200 million swap. The Company received $4.1 million in cash, representing the fair market value of the swap, and recorded a corresponding debt premium which is being amortized to interest expense, over the then remaining life of the related debt instrument, which was approximately 2 1/2 years.

        In July 2003, the Company entered into two "reverse" interest rate swap agreements ("fair value hedges") with members of its bank group. Under one agreement, the Company received a fixed interest rate of 6.5% and paid a variable interest rate (based on LIBOR plus 2.39%) on $200 million notional amount. Under the other, the Company received a fixed rate of 6.5% and paid a variable interest rate (based on LIBOR plus 2.42%) on $50 million notional amount. These swaps were being used to hedge the Company's $250 million 6 1/2% Senior Notes due 2009. In March 2004, the Company elected to terminate both of the swaps, pursuant to which it received $5.4 million in cash representing the fair market value of these swaps, and recorded a corresponding debt premium which is being amortized to interest expense over the remaining life of the related debt, which was approximately 5 1/2 years.

        In December 2003, the Company entered into two "reverse" interest rate swap agreements ("fair value hedges") with members of its bank group. Under one agreement, the Company receives a fixed interest rate of 6.375% and pays a variable interest rate (based on LIBOR plus 1.74%, or 4.7% at January 31, 2005) on $125 million notional amount. Under the other, the Company receives a fixed rate of 6.375% and pays a variable interest rate (based on LIBOR plus 1.72%, or 4.7% at January 31, 2005) on $125 million notional amount. These swaps are being used to hedge the Company's $250 million 6 3/8% Senior Notes due 2011.

        In April 2004, the Company entered into a "reverse" interest rate swap agreement ("fair value hedge") with a member of its bank group. Under this agreement, the Company receives a fixed interest rate of 6.5% and pays a variable interest rate (based on LIBOR plus 2.58%, or 5.5% at January 31, 2005) on $250 million notional amount. This swap is being used to hedge the Company's $250 million 6 1/2% Senior Noted due 2009.

        The Company had an interest rate swap agreement ("cash flow hedge") of $200 million notional amount, which terminated on September 24, 2003.

        The net effect of all swaps, including the amortization of debt premiums arising from terminations, resulted in reductions of interest expense of $16.0 million and $7.3 million for the years ended January 31, 2005 and 2004, and resulted in additional interest expense of $12.9 million for the fiscal year ended January 31, 2003.

        The Company is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. However, the Company considers the risk of nonperformance by the counterparties to be minimal because the parties to the swaps are members of the Company's bank group. If the Company had terminated all swaps as of January 31, 2005, the Company would have had to pay a net amount of $0.5 million based on quoted market values from the various financial institutions holding the swaps.

        Our swaps meet the criteria for hedge accounting established by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"

("SFAS 133"), which the Company adopted in fiscal 2002. The fair market value of the swaps designated as fair value hedges decreased $1.8 million during the year ended January 31, 2005, which increased the net liability with a corresponding decrease in long-term debt. The fair market value of the swaps designated as a cash flow hedge (which terminated in September 2003) increased by $7.6 million ($5.6 million, net of tax) during the year ended January 31, 2004, which decreased the net liability, with the corresponding income included as other comprehensive income.

Note 11. Other Long-term Liabilities

        Other long-term liabilities consisted of the following:

	January 31,
	2005	2004
	(in thousands)
Accrued SERP liability	$50,129	$34,616
SERP additional minimum liability	119,845	56,253
Other	10,297	5,524

	$180,271	$96,393

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

        On July 31, 2002, the Company exercised its purchase option under a $12.5 million aircraft lease agreement (part of the $130.5 million lease agreements entered into in December 2001) and on September 30, 2002, the Company exercised its purchase option under a $5.5 million aircraft lease agreement (also part of the $130.5 million lease agreements entered into in December 2001). On June 30, 2003, the Company exercised its purchase options under its remaining operating leases and purchased the equipment for a total purchase price of $198.3 million, representing the equipment's fair market value based upon independent appraisals. The purchase price was financed utilizing the $145 million the Company received under its new capital lease agreement, with the balance being borrowed under the revolving credit facility. On March 4, 2005, the Company terminated this capital lease facility and paid off the remaining balance of $128.6 million utilizing borrowings under our revolving credit facility.

        The Company also leases various storage facilities and has various air space under operating leases expiring individually through 2032. A portion of the Circus Circus facility in Reno is built on leased land with various operating leases expiring through 2033. The following is a schedule of future minimum rental payments required as of January 31, 2005 under operating leases that have lease terms in excess of one year (excluding the aforementioned capital lease, which was terminated on March 4, 2005):

Year ending January 31,	(in thousands)
2006	$1,103
2007	1,021
2008	689
2009	342
2010	291
Thereafter	5,163

$8,609

        Rent expense for all leases accounted for as operating leases was as follows:

	Year ended January 31,
	2005	2004	2003
	(in thousands)
Operating rent expense	$1,407	$21,637	$51,125

Note 13. Income Taxes

        The Company accounts for income taxes according to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied. At January 31, 2005, the Company believes that its deferred tax assets are fully realizable because of the future reversal of existing taxable temporary differences and projected taxable income in the future. Accordingly, there is no valuation allowance at January 31, 2005.

        The components of the provision for income taxes were as follows:

	Year ended January 31,
	2005	2004	2003
	(in thousands)
Current
Federal	$125,607	$50,896	$46,446
State	2,521	821	1,504

	128,128	51,717	47,950
Deferred (see below)
Federal	2,326	30,754	29,919

	$130,454	$82,471	$77,869

        The Company recognized a tax benefit of $12.5 million, $44.9 million and $15.0 million related to the exercise of stock options for the fiscal years ended January 31, 2005, 2004 and 2003, respectively. Such amounts reduced current taxes payable and increased additional paid-in capital. The Company also recognized a tax benefit of $8.3 million and $7.1 million related to the tax deductibility of interest expense attributable to the convertible debt issue for the fiscal years ended January 31, 2005 and 2004.

        The components of deferred income tax expense were as follows:

	Year ended January 31,
	2005	2004	2003
	(in thousands)
Additional depreciation resulting from the use of accelerated methods for tax purposes	$6,048	$22,249	$15,077
Restricted stock expense not currently deductible for tax purposes	(5,666)	—	—
Effect of expensing preopening costs for financial statement purposes versus amortizing over five years for tax purposes	515	3,658	3,830
Pension plan expense not deductible for tax purposes and market value adjustment	(3,325)	(1,313)	(3,969)
Book reserve for bad debts not deductible for tax purposes until written off	1,206	4,717	2,884
Difference between book and tax basis of investments in unconsolidated affiliates	5,244	4,215	1,797
Prepaid gaming taxes	219	(687)	1,289
Entertainment production costs	—	204	1,314
Property tax	750	(783)	1,382
Worker's compensation	(1,555)	(624)	395
Other, net	(1,110)	(882)	5,920

	$2,326	$30,754	$29,919

        The reconciliation of the difference between the federal statutory tax rate and the Company's effective tax rate was as follows:

	Year ended January 31,
	2005	2004	2003
	(in thousands)
Federal statutory tax rate	35.0%	35.0%	35.0%
Nondeductible goodwill impairment	—	—	1.3
Nondeductible merger costs	1.1	—	—
Other, net	0.2	0.5	3.9

Effective tax rate	36.3%	35.5%	40.2%

        The income tax effects of temporary differences between financial and income tax reporting that gave rise to deferred income tax assets and liabilities at January 31, 2005 and 2004, were as follows:

	January 31,
	2005	2004
	(in thousands)
Deferred tax liabilities
Property and equipment	$236,211	$232,366
Investments in unconsolidated affiliates	19,022	12,860
Other	24,500	15,358

Gross deferred tax liabilities	279,733	260,584
Deferred tax assets
Accrued vacation benefits	8,576	9,425
Bad debt reserve	3,326	4,533
Preopening expenses	824	1,335
Pension plan	52,040	24,660
Other	14,121	7,069

Gross deferred tax assets	78,887	47,022

Net deferred tax liabilities	$200,846	$213,562

Note 14. Employee Retirement Plans

        Approximately 39% of the Company's employees (excluding unconsolidated affiliates) are covered by union-sponsored, collectively bargained, multi-employer defined benefit pension plans. The Company contributed $15.0 million, $13.7 million and $11.0 million during the years ended January 31, 2005, 2004 and 2003, respectively, for such plans. These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked.

        The Company also has a profit sharing and investment plan covering primarily nonunion employees who are at least 21 years of age and have at least one year of service. The plan is a voluntary defined contribution plan and is subject to the provisions of the Employee Retirement Income Security Act of 1974. The plan allows for investments in the Company's common stock as one of the investment alternatives. The Company's contributions to this plan include "automatic" contributions based on employees' years of service, and "matching" contributions based on employees' contributions. Employees vest in Company contributions over a period of six years. MotorCity Casino also has a profit sharing and investment plan covering primarily union employees. Contributions to both plans are funded with cash and totaled approximately $9.7 million, $7.6 million and $7.2 million in the years ended January 31, 2005, 2004 and 2003.

        On June 18, 1998, the Company adopted a Supplemental Executive Retirement Plan ("SERP"). The SERP is a defined benefit plan pursuant to which the Company pays supplemental pension benefits to certain key employees upon retirement based upon the employees' years of service, compensation and SERP tier. The Company uses a measurement date of January 31 for its SERP.

        The change in benefit obligation for the SERP was as follows:

	2005	2004
	(in thousands)
Benefit obligation at beginning of year	$106,775	$74,105
Service cost	5,739	4,640
Interest cost	6,451	4,894
Additional liability (1)	1,800	—
Actuarial loss	52,655	24,121
Benefits paid	(1,026)	(985)

Benefit obligation at end of year	$172,394	$106,775

        The fair value of plan assets for the SERP was as follows:

	2005	2004
	(in thousands)
Fair value of plan assets at end of year (2)	—	—

        Amounts recognized in the consolidated balance sheets related to the SERP were as follows:

	2005	2004
	(in thousands)
Funded status	$(172,394)	$(106,775)
Unrecognized actuarial loss	101,464	51,742
Unrecognized prior service cost	20,801	20,417

Net liability recognized	$(50,129)	$(34,616)

	2005	2004
	(in thousands)
Accrued benefit cost	$(169,974)	$(90,869)
Intangible asset	20,801	20,417
Accumulated other comprehensive loss (3)	99,044	35,836

Net liability recognized	$(50,129)	$(34,616)

        Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	2005	2004
	(in thousands)
Projected benefit obligation	$172,394	$106,775
Accumulated benefit obligation	169,974	90,869
Fair value of plan assets	—	—

        The weighted-average assumptions used to determine benefit obligations at January 31 were as follows:

	2005	2004
Discount rate	5.2%	6.1%
Rate of compensation increase tier I	4.0%	4.0%
Rate of compensation increase tiers II and III	2.5%	2.5%

        The components of net periodic pension cost were as follows:

	Year ended January 31,
	2005	2004	2003
	(in thousands)
Service cost	$5,739	$4,640	$3,490
Interest cost	6,451	4,894	3,979
Amortization of prior service cost	1,416	1,416	1,402
Recognized net actuarial loss	2,933	1,444	761

Net periodic pension cost (4)	$16,539	$12,394	$9,632

        The weighted-average assumptions used to determine net periodic benefit costs were as follows:

	Year ended January 31,
	2005	2004	2003
Discount rate	6.1%	6.7%	7.3%
Expected long-term return on plan assets (5)	N/A	N/A	N/A
Rate of compensation increase tier I	4.0%	3.0%	3.0%
Rate of compensation increase tiers II and III	2.5%	3.0%	3.0%

        The following benefit payments, which reflect expected future service as appropriate, are expected to be paid over the next ten years:

Plan year ending January 31,	(in thousands)
2006	$5,170
2007	6,201
2008	7,991
2009	8,212
2010	8,597
2011 – 2015	61,930

(1)
Consists of liability for prior service cost for new participants, plus certain prior year adjustments relating to years of credited service and compensation.

(2)
This plan is a non-qualified retirement plan and contains no plan assets. While the SERP is an unfunded plan, the Company is informally funding the plan through life insurance contracts on the participants. The life insurance contracts had cash surrender values of $69.9 million, $53.7 million and $35.2 million at January 31, 2005, 2004 and 2003, respectively. The life insurance contracts had a face value of $174.5 million at January 31, 2005. The cash surrender value is included in other investments. See Note 6.

(3)
Amount recorded in the Consolidated Statement of Stockholders' Equity is net of income tax of $34.7 million, $12.5 million and $6.1 million in the years ended January 31, 2005, 2004 and 2003, respectively.

(4)
The periodic pension expense is included in departmental expenses.

(5)
Since the plan is an unfunded non-qualified pension plan, the expected long-term rate of return on assets is not applicable.

Note 15. Stock Options and Restricted Stock

        The Company has various stock incentive plans for executive, managerial and supervisory personnel, as well as the Company's outside directors and consultants. All of the plans permit grants of options, and two of the plans also permit the grant of performance shares and restricted stock awards relating to the Company's common stock. As of January 31, 2005, the awards granted pursuant to these plans were stock options, which are generally exercisable in one or more installments beginning not less than six months after the grant date, and restricted stock, which generally vests ratably over three or five years. As of January 31, 2005, the total remaining shares available for grant under these plans (as options, performance shares, or restricted stock) was 2,056,249.

        Summarized information for stock options was as follows:

	Year ended January 31,
	2005		2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	1,744,302	$21.19	7,805,569	$17.39	9,897,371	$16.24
Granted	—	—	70,000	29.31	185,000	27.22
Exercised	(989,668)	20.15	(6,086,467)	16.39	(2,232,668)	13.12
Canceled	(2,500)	23.88	(44,800)	23.92	(44,134)	16.88

Outstanding at end of year	752,134	22.55	1,744,302	21.19	7,805,569	17.39

Options exercisable at end of year	223,934	22.79	216,868	20.01	5,098,535	15.79

Options available for grant at end of year	2,056,249		3,196,474		3,257,324

        The following table summarizes information about stock options outstanding and exercisable at January 31, 2005.

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yrs)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$11.25 to $24.00	480,934	5.86	$19.84	135,734	$19.75
24.38 to 33.54	261,200	7.26	26.97	86,200	27.23
37.64 to 37.64	10,000	8.55	37.64	2,000	37.64

	752,134		22.55	223,934	22.79

        Summarized information for unvested restricted stock was as follows:

	Year ended January 31,
	2005	2004	2003
Unvested at beginning of year	20,250	—	—
Granted	1,145,425	24,300	—
Vested	(6,750)	—	—
Canceled	(700)	(4,050)	—

Unvested at end of year	1,158,225	20,250	—

        The effect of restricted stock grants is to increase the issued and outstanding shares of the Company's common stock and decrease the number of shares available for grant in the plan. Deferred compensation is recorded for the restricted stock grants equal to the market value of the Company's common stock on the date of the grant. The deferred compensation is amortized over the period the restricted stock vests and is recorded as compensation expense in the accompanying Consolidated Statements of Income. The Company recorded compensation expense of $16.5 million in fiscal 2005 and $156,000 in fiscal 2004.

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

        On June 16, 2004, Mandalay and MGM MIRAGE jointly announced that they had entered into a definitive merger agreement pursuant to which MGM MIRAGE will acquire Mandalay for $71.00 in cash for each outstanding share of common stock of Mandalay. The transaction is structured as a merger of a wholly owned subsidiary of MGM MIRAGE with and into Mandalay. The transaction, which was approved by Mandalay's stockholders on December 10, 2004, is subject to the satisfaction of customary closing conditions contained in the definitive merger agreement, including the receipt of all necessary regulatory and governmental approvals. Accordingly, there can be no assurance as to when, or if, the transaction will be consummated. (See Note 1—Summary of Significant Accounting Policies.)

        On June 15, 2004, Mandalay amended its rights agreement to provide, among other things, that neither MGM MIRAGE, nor MGM MIRAGE Acquisition #61 or any affiliate or associate of either shall be deemed to be an acquiring person either individually or collectively, by virtue of (i) the announcement of the merger, (ii) the acquisition of common stock of Mandalay pursuant to that merger, (iii) the execution of the related merger agreement, or (iv) the consummation of the merger or the other transactions contemplated by the merger agreement. On August 2, 2004 the rights agreement was further amended to extend from August 15, 2004 to August 15, 2014 the date the rights issued under the rights agreement will expire, subject to Mandalay's right to extend that date, unless the rights are earlier redeemed or exchanged by Mandalay or terminated.

        In the event the Rights become exercisable, each Right (except the Rights beneficially owned by the acquiring individual or group, which become void) would entitle the holder to purchase, for the exercise price, a number of shares of the Company's common stock having an aggregate current market value equal to two times the exercise price. The Rights expire August 15, 2014, and may be redeemed by the Company at a price of $.01 per Right any time prior to their expiration or the acquisition of

15% or more of the Company's common stock. The Rights should not interfere with any merger or other business combination approved by the Company's Board of Directors and are intended to cause substantial dilution to a person or group that attempts to acquire control of the Company on terms not approved by the Board of Directors.

        The Company is authorized to issue up to 75 million shares of $.01 par value preferred stock in one or more series having such respective terms, rights and preferences as are designated by the Board of Directors. No preferred stock has yet been issued.

        In June 2001, the Board of Directors authorized the purchase of up to 15% of Mandalay's common stock which remained outstanding after a prior share purchase authorization was fully utilized. In March 2003, the Board authorized the purchase of up to an additional 10 million shares of Mandalay's common stock that remain outstanding after the Board of Directors' prior authorization is fully utilized. On March 31, 2003, the Company purchased the remaining 3.3 million shares under its equity forward agreements for $100 million (discussed more fully in Note 17). As of January 31, 2005, the number of additional shares the Company was authorized to purchase was approximately 10.3 million. Any share purchases the Company may make in the future pursuant to this authorization will be dependent upon market conditions, and are expected to be made in accordance with the volume and other limitations of Rule 10b-18 under the Securities Exchange Act of 1934.

        During the years ended January 31, 2005 and 2004, other than as described above, the Company did not purchase any shares of its common stock. In fiscal 2003, the Company purchased 7.5 million shares of its common stock at a cost of $220.9 million. These amounts do not include interim settlements or the final settlement under the Company's equity forward agreements, as discussed in Note 17.

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

        The Company incurred quarterly interest charges on the notional amount at a rate equal to LIBOR plus 1.95%. Total interest charges incurred from inception through March 31, 2003 amounted to $12.3 million. The Company also incurred structuring fees and commissions totaling $3.7 million. These interest charges and other fees are included in the cost of treasury stock, net of the related tax benefit.

Note 18. Commitments and Contingent Liabilities

Detroit

        The Company participates with the Detroit-based Atwater Casino Group in a joint venture that owns and operates a casino in Detroit, Michigan. This joint venture is one of three groups which negotiated casino development agreements with the City of Detroit. The Company has a 53.5% ownership interest in the joint venture.

        On August 2, 2002, the Detroit City Council approved a revised development agreement between the joint venture and the City of Detroit (the "Revised Development Agreement"). Under the Revised Development Agreement, MotorCity Casino is to be expanded into a permanent facility at its current location. The permanent facility is currently expected to include 100,000 square feet of casino space, a 400-room hotel, a 1,200-seat theater, convention space, and additional restaurants, retail space and parking. Depending upon market conditions, the availability of additional land and the joint venture's ability to obtain reasonable financing, the joint venture could be required to construct an additional 400 rooms. Under the terms of this agreement, the joint venture had paid the City a total of $44.0 million as of January 31, 2005. Also, beginning January 1, 2006, the joint venture is to pay the City 1% of its adjusted casino revenues. If its casino revenues top $400 million in any given calendar year, the payment will be increased to 2% for that calendar year.

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

        The Company has committed to contribute 20% of the costs of the permanent facility in the form of an investment in the joint venture. The joint venture will seek to borrow any additional funds (above Mandalay's equity contribution) which may be necessary to complete the expanded permanent facility. Under the operating agreement, the project costs are to be reviewed every six months. As of January 31, 2005, the Company had contributed 20% of the project costs as most recently determined. The cost of the additional facilities (excluding land, capitalized interest and preopening expenses) is currently estimated to be $275 million. Under the Revised Development Agreement, the Company guaranteed completion of the expanded facility and entered into a keep-well agreement with the City that could require it to contribute additional funds to continue operation of the expanded facility until two years following the execution of the completion guarantee and keep-well agreement. There is no contractual limitation on the amount that the Company may be required to contribute under the completion guarantee or the keep-well agreement. However, based on the performance of the casino to date, the Company does not expect that these obligations will require the outlay of additional capital.

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

        On November 26, 2003, we announced that MotorCity Casino had signed a settlement agreement with the Lac Vieux Desert Band of Lake Superior Chippewa Indians. On April 9, 2004, the District Court approved the settlement. On April 23, 2004, MotorCity paid to the Lac Vieux Tribe $1.5 million plus $500,000 in attorney's fees. MGM MIRAGE has appealed the approval of the settlement and the injunction remains in place. Because approval of the settlement agreement was subsequently appealed, all further settlement payments were suspended pending resolution of the appeal. These payments include $1.5 million due 30 days after the first payment, $5.75 million due on the first and second anniversaries of the first payment and $1 million due annually for 25 years, beginning on the third anniversary of the first payment. If the Sixth Circuit Court of Appeals ultimately affirms the approval of the settlement agreement, then, absent filing of another adverse claim, the payment schedule will be reinstated and MotorCity Casino will have to immediately pay all amounts that otherwise would have been due during the period of suspension (plus interest). The occurrence of certain events would suspend, lower and/or terminate the payments. There can be no assurance as to when final resolution will occur with respect to this matter, or what action the courts might take. These payments would satisfy the joint venture's obligations under an indemnity agreement with respect to the Lac Vieux litigation claims. However, the joint venture would still be liable under the indemnity agreement for claims related to the acquisition of the riverfront land, which potentially are capped at $4 million.

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

        For information concerning an agreement to sell the Company's 53.5% interest in this property if Mandalay's proposed merger with a wholly owned subsidiary of MGM MIRAGE is consummated, see "Pending Merger Pursuant to which Mandalay is to Become a Wholly Owned Subsidiary of MGM MIRAGE" in Note 1.

Shareholder Litigation

        The Company and its directors were named defendants in Stephen Ham, Trustee for the J.C. Ham Residuary Trust v. Mandalay Resort Group, et al., Case No. A487100, which was filed on June 11, 2004 in the 8th Judicial District Court for Clark County, Nevada, and Robert Lowinger v. Mandalay Resort Group, et al., Case No. A486782, which was filed on June 7, 2004 also in the 8th Judicial District Court for Clark County, Nevada. Both of these actions make claims concerning the announced merger between the Company and MGM MIRAGE, including claims of breach of fiduciary duty against the Company's directors, and seek injunctive relief and unspecified monetary damages. The plaintiffs in both actions agreed that the Company and the directors did not need to respond to the pending complaints, as they intended to file a joint amended complaint and consolidate both actions. On December 3, 2004, the plaintiff in Ham filed a motion for temporary restraining order and motion for preliminary injunction enjoining the Mandalay shareholder vote on the proposed merger and for an order shortening time to allow plaintiff to conduct expedited discovery. The Company moved to dismiss the amended complaint on April 4, 2005. The court has not yet ruled on that motion.

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

        The consolidated complaints allege that the defendants are involved in a scheme to induce people to play electronic video poker and slot machines based on false beliefs regarding how such machines operate and the extent to which a player is likely to win on any given play. The actions included claims under the Federal Racketeering Influenced and Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seek unspecified compensatory and punitive damages. A motion for class certification was filed in March 1998. On June 26, 2002, the Motion for Class Certification was denied. Subsequently, the Plaintiffs sought permission from the Ninth Circuit Court of Appeals to appeal the issue of class certification and the Court of Appeals granted the Plaintiffs' motion. The appeal was heard and the Court of Appeals upheld the denial of class certification. Thus, the named Plaintiffs now can only proceed individually. Discovery is currently underway and the trial date has been set for September 12, 2005. Currently pending before the Court is Defendants' Motion for Partial Summary Judgment.

Other

        The Company is a defendant in various pending litigation. In management's opinion, the ultimate outcome of such litigation will not have a material effect on the results of operations or the financial position of the Company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Mandalay Resort Group
Las Vegas, Nevada

        We have audited the accompanying consolidated balance sheets of Mandalay Resort Group and subsidiaries (the "Company") as of January 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2005. Our audits also included the financial statement schedule of Valuation and Qualifying Accounts included in Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the 2002 financial statements of Elgin Riverboat Resort-Riverboat Casino, owner of Grand Victoria Casino, the Company's investment in which is accounted for by use of the equity method. Grand Victoria Casino's net income for the 2002 year of $48,998,000 is included in the accompanying financial statements. The 2002 financial statements of Grand Victoria Casino were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such entity for 2002, is based solely on the report of such other auditors.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Mandalay Resort Group and subsidiaries as of January 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As described in Note 4, to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", as of February 1, 2002.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of January 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 18, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Las Vegas, Nevada
April 18, 2005

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

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Fiscal year ended January 31, 2005
(in thousands, except per share amounts)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Net revenues	$729,368	$713,840	$720,323	$645,612	$2,809,143
Income from operations	199,686	155,546	167,034	91,166	613,432
Income before provision for income taxes	134,538	92,134	102,836	30,008	359,516
Net income	87,328	58,214	67,107	16,413	229,062
Basic earnings per share (1)	$1.32	$0.86	$0.99	$0.24	$3.41
Diluted earnings per share (1)	$1.30	$0.85	$0.99	$0.23	$3.31
	Fiscal year ended January 31, 2004
(in thousands, except per share amounts)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Net revenues	$616,510	$644,835	$625,620	$604,134	$2,491,099
Income from operations	137,047	135,804	124,009	93,581	490,441
Income before provision for income taxes	68,823	65,487	62,359	35,649	232,318
Net income	44,046	42,336	40,642	22,823	149,847
Basic earnings per share (1)	$0.72	$0.71	$0.65	$0.35	$2.40
Diluted earnings per share (1)	$0.69	$0.67	$0.63	$0.35	$2.31

(1)
Because earnings per share amounts are calculated using the weighted-average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total earnings per share amounts for the year.

ELGIN RIVERBOAT RESORT—RIVERBOAT CASINO

BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$37,266,131	$40,965,837
Accounts receivable—net of allowance for doubtful accounts of $17,600 and $21,000, respectively	329,814	445,460
Inventories	469,219	583,565
Prepaid expenses	840,573	743,269

Total current assets	38,905,737	42,738,131

Property and equipment—net	60,646,713	66,151,753
Other assets	93,900	68,900

Total assets	$99,646,350	$108,958,784

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
Accounts payable	$1,176,978	$562,272
Accrued liabilities	32,112,144	35,011,742

Total current liabilities	33,289,122	35,574,014

Total liabilities	33,289,122	35,574,014
Commitments and Contingencies
Partners' equity	66,357,228	73,384,770

Total liabilities and partners' equity	$99,646,350	$108,958,784

See notes to financial statements.

ELGIN RIVERBOAT RESORT—RIVERBOAT CASINO

STATEMENTS OF INCOME

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2004

	2004	2003	2002
Revenues:
Casino	$386,213,307	$370,145,041	$392,973,373
Food and beverage	21,624,097	22,297,214	28,093,250
Admissions and other	17,707,292	15,311,528	12,052,427

	425,544,696	407,753,783	433,119,050
Less: promotional allowances	(29,614,733)	(28,596,456)	(30,250,504)

	$395,929,963	$379,157,327	$402,868,546

Operating Expenses:
Casino	$281,191,444	$249,910,875	$228,234,291
Food and beverage	7,847,729	6,890,486	6,513,115
General and administrative	26,801,153	32,137,450	44,947,987
Depreciation and amortization	9,851,056	9,765,740	8,422,486
Other operating expenses	17,969,864	14,149,922	12,684,712

	343,661,246	312,854,473	300,802,591

Operating income	52,268,717	66,302,854	102,065,955

Other income:
Interest income	203,741	241,614	617,223

	203,741	241,614	617,223

Net income	$52,472,458	$66,544,468	$102,683,178

See notes to financial statements.

ELGIN RIVERBOAT RESORT—RIVERBOAT CASINO

STATEMENTS OF PARTNERS' EQUITY

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2004

	Nevada Landing Partnership	RBG, L.P.	Total
BALANCE, December 31, 2001	$42,578,562	$42,578,562	$85,157,124
Net income	51,341,589	51,341,589	102,683,178
Distributions to partners	(50,750,000)	(50,750,000)	(101,500,000)

BALANCE, December 31, 2002	43,170,151	43,170,151	86,340,302
Net income	33,272,234	33,272,234	66,544,468
Distributions to partners	(39,750,000)	(39,750,000)	(79,500,000)

BALANCE, December 31, 2003	36,692,385	36,692,385	73,384,770
Net income	26,236,229	26,236,229	52,472,458
Distributions to partners	(29,750,000)	(29,750,000)	(59,500,000)

BALANCE, December 31, 2004	$33,178,614	$33,178,614	$66,357,228

See notes to financial statements.

ELGIN RIVERBOAT RESORT—RIVERBOAT CASINO

STATEMENTS OF CASH FLOWS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2004

	2004	2003	2002
Cash Flows From Operating Activities:
Net income	$52,472,458	$66,544,468	$102,683,178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,851,056	9,765,740	8,422,486
Changes in assets and liabilities:
Accounts receivable	115,646	221,083	134,807
Inventories	114,346	(13,014)	(151,524)
Prepaid expenses	(97,304)	928,708	(328,552)
Other assets	(25,000)	—	(12,500)
Accounts payable	614,706	(243,389)	398,793
Accrued liabilities	(2,899,598)	(12,504,027)	(4,673,702)

Net cash provided by operating activities	60,146,310	64,699,569	106,472,986

Cash Flows From Investing Activities:
Capital expenditures	(4,346,016)	(6,404,431)	(6,426,667)

Net cash used in investing activities	(4,346,016)	(6,404,431)	(6,426,667)

Cash Flows From Financing Activities:
Distributions to partners	(59,500,000)	(79,500,000)	(101,500,000)

Net cash used in financing activities	(59,500,000)	(79,500,000)	(101,500,000)

Net decrease in cash and cash equivalents	(3,699,706)	(21,204,862)	(1,453,681)
Cash and Cash Equivalents:
Beginning of year	40,965,837	62,170,699	63,624,380

End of year	$37,266,131	$40,965,837	$62,170,699

See notes to financial statements.

ELGIN RIVERBOAT RESORT—RIVERBOAT CASINO
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004 AND 2003 AND
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2004

1.     BUSINESS

        Elgin Riverboat Resort—Riverboat Casino (the "Joint Venture"), doing business as the Grand Victoria Casino, was formed in December 1992, as a partnership, under the Joint Venture Agreement between Nevada Landing Partnership and RBG, L.P., in which each partner owns a 50%.

        The Joint Venture is licensed by the Illinois Gaming Board (the "IGB") to own and operate a riverboat casino on the Fox River in Elgin, Illinois. The original license, issued on October 6, 1994, was valid for 3 years. On October 17, 2000, the IGB approved the renewal of the license for a term of 4 years. The Joint Venture filed an application for renewal in a timely and sufficient manner, but the Illinois Gaming Board has not taken action to approve the application. Accordingly, the Joint Venture's license to operate continues to be in effect with all privileges and responsibilities until such action is taken.

        On January 21, 2003, the Joint Venture and the IGB settled a complaint for alleged violations of the Illinois Riverboat Gambling Act and the IGB's Adopted Rules after the Joint Venture agreed to pay a fine of $3,200,000. The amount was charged to general and administrative expenses in 2002.

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

        Promotional Allowances—The retail value of admissions, food and beverage, and other complimentary items furnished to customers without charge is included in gross revenue and then deducted as promotional allowances. The estimated costs of providing such promotional allowances have been included in casino expenses as follows:

	2004	2003	2002
Admissions and other	$15,994,894	$13,277,760	$9,639,112
Food and beverage	11,959,889	12,883,072	16,677,766

	$27,954,783	$26,160,832	$26,316,878

        Cash and Cash Equivalents—The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Joint Venture maintains cash balances at a financial institution in excess of federally insured limits.

        Inventories—Inventories, consisting of food, beverage, and gift shop items, are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method.

        Advertising Expense—Advertising expenses are expensed as incurred. Advertising expense for the years ended December 31, 2004, 2003, and 2002 was $8,496,782, $5,007,946, and $3,334,814, respectively.

        Property and Equipment—Property, improvements, and equipment are stated at cost. The Joint Venture computes depreciation and amortization using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Buildings	39 years
Riverboat	20 years
Leasehold improvements	15 years
Furniture, fixtures, and equipment, and gaming equipment	2-7 years

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

        Gaming and Admission Taxes—The gaming tax payable to the IGB is based on annual graduated rates ranging from 15% to 70% of adjusted gross receipts (as defined). The maximum gaming tax rate increased from 35% to 50% in July 2002 and again from 50% to 70% in July 2003. The current rates for each range of adjusted gross receipts (in millions) are as follows:

Adjusted Gross Receipts	Rate
$0 – $25	15.0%
$25 – $37.5	27.5%
$37.5 – $50	32.5%
$50 – $75	37.5%
$75 – $100	45.0%
$100 – $250	50.0%
Over $250	70.0%

        The Joint Venture also pays an admission tax to the IGB of $5 per person admitted.

3.     PROPERTY AND EQUIPMENT

        A summary of property and equipment at December 31, 2004 and 2003 is as follows:

	2004	2003
Buildings	$29,170,069	$29,170,069
Riverboat	52,699,655	52,699,655
Leasehold improvements	5,517,891	5,517,891
Furniture, fixtures, and equipment, and gaming equipment	31,897,574	26,853,723
Construction in progress	—	697,835

Total property and equipment	119,285,189	114,939,173
Less accumulated depreciation and amortization	58,638,476	48,787,420

Property and equipment—net	$60,646,713	$66,151,753

4.     ACCRUED LIABILITIES

        A summary of accrued liabilities at December 31, 2004 and 2003 is as follows:

	2004	2003
Accrued commitment to Grand Victoria Foundation and County of Kane	$14,319,915	$17,614,856
Reserve for progressive jackpots	5,430,039	4,738,946
Accrued payroll, vacation, benefits, and related taxes	3,433,854	4,002,070
Reserve for slot club redemptions	1,934,583	2,711,991
Accrued gaming, sales, and state withholding taxes	1,196,768	1,025,967
Unredeemed chip/token liability	1,056,835	943,709
Accrued property taxes	858,453	838,648
Accrued ground lease	649,172	575,252
Accrued promotions and advertising	585,000	453,130
Other	568,128	388,319
Unclaimed property liability	533,845	432,391
Accrued insurance liability	466,957	338,007
Accrued employees' tips	215,378	417,898
Accrued employee expenses payable to Mandalay Resort Group	210,945	247,458
Accrued audit and legal	200,000	158,100
Kane County Forest Preserve trust agreement	125,000	125,000
Unredeemed ticket vouchers	122,722	—
Accrued penalties and fines	204,550	—

Total accrued liabilities	$32,112,144	$35,011,742

5.     FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short maturity of these instruments.

6.     LEASES

        In accordance with the Ground Lease and Development Agreement, as amended, (the "Agreement"), the Joint Venture leases land for a term of 10 years commencing with the initial issuance of the IGB license, with the right to renew the Agreement for successive 5 year terms, not to exceed a total lease term of 30 years. The Agreement requires annual lease payments equal to the greater of (i) $107,195 or (ii) 3% of the Joint Venture's annual net operating income, as defined. The initial lease term expired in October 2004 and was renewed until October 31, 2009.

        The future minimum lease commitments under the ground lease as of December 31, 2004 are as follows:

2005	$107,195
2006	107,195
2007	107,195
2008	107,195
2009	89,280

        Rent expense for the years ended December 31, 2004, 2003, and 2002 was $2,370,415, $2,904,899, and $4,239,215, respectively.

7.     COMMITMENTS AND CONTINGENCIES

        Pursuant to the Fox River Trust Agreement, entered into on July 20, 1993, the Joint Venture has agreed to make certain payments to a trust fund for the benefit of the Fox River. Annual contributions of $500,000 commenced on October 6, 1995, the initial anniversary date of the issuance of the IGB license, and will continue for 12 successive years.

        The Joint Venture has agreed to contribute to both the County of Kane and a foundation that has been established for the benefit of educational, environmental and economic development programs in the region. The total commitment is equal to 20% of adjusted net operating income, as defined. This commitment must be paid within 120 days of the end of the fiscal year for which it has been calculated. Donation expense for the years ended December 31, 2004, 2003, and 2002, was $14,319,915, $17,614,856, and $25,962,289, respectively.

        The Joint Venture is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, these matters will not have a material effect on the Joint Venture's financial position or results of operations.

8.     RELATED-PARTY TRANSACTIONS

        Employment expenses, including salaries, benefits, and incentives, for certain key Joint Venture employees, are paid by one of the Joint Venture Partners and then reimbursed by the Joint Venture.

9.     401(k) PLAN

        The Joint Venture contributes to a defined contribution plan which provides for contributions in accordance with the plan document. The plan covers all eligible employees that have not opted out. The Joint Venture contributes a set dollar amount to all eligible employees as well as a matching contribution of 25% of employee contributions limited to a specified dollar amount as stated in the plan document. Contribution expense for the years ended December 31, 2004, 2003, and 2002 was $839,990, $760,174, and $704,673, respectively.

10.   LETTER OF CREDIT

        The Joint Venture has an irrevocable and unconditional letter of credit in the amount of $940,000 for the benefit of Zurich American Insurance Company and American Zurich Insurance Company (collectively "Zurich"). The letter of credit is being maintained as security for the reimbursement of deductibles or retention payments made on the Joint Venture's behalf by Zurich. The Joint Venture has provided cash deposits in the amount of $940,000 as collateral. The letter of credit expires on September 30, 2005 and is deemed automatically extended for one year, unless prior written notice is provided to Zurich.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners of the Elgin Riverboat Resort-Riverboat Casino

        We have audited the accompanying balance sheets of Elgin Riverboat Resort-Riverboat Casino (the "Joint Venture") as of December 31, 2004 and 2003, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Joint Venture is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Joint Venture's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such financial statements present fairly, in all material respects, the financial position of the Joint Venture as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
March 4, 2005

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

PricewaterhouseCoopers LLP

January 21, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

(a)
Evaluation of Disclosure Controls and Procedures.

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

        An evaluation was performed by management, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that, as of January 31, 2005, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b)
Management's Annual Report on Internal Control Over Financial Reporting.

Management's Responsibilities

        Management is responsible for establishing and maintaining adequate internal control over financial reporting for Mandalay Resort Group (Mandalay) and its subsidiaries (collectively with Mandalay, the "Company"). As we use the term, "internal control over financial reporting" means a process designed by, or under the supervision of, Mandalay's principal executive and principal financial officers, and effected by Mandalay's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

        (i)    pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

        (ii)   provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of Mandalay's management and directors; and

        (iii)  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Objective of Internal Control Over Financial Reporting

        In establishing adequate internal control over financial reporting, management has developed and maintained a system of internal control, policies and procedures designed to provide reasonable assurance that information contained in the accompanying consolidated financial statements and other information presented in this annual report is reliable, does not contain any untrue statement of a material fact or omit to state a material fact, and fairly presents in all material respects the financial condition, results of operations and cash flows of the Company as of and for the periods presented in this annual report. Significant elements of the Company's internal control over financial reporting include, for example:

  •
  Hiring skilled accounting personnel and training them appropriately;

  •
  Written accounting policies;

  •
  Written documentation of accounting systems and procedures;

  •
  Segregation of incompatible duties;

  •
  Internal audit function to monitor the effectiveness of the system of internal control; and

  •
  Oversight by an independent Audit Committee of the Board of Directors.

Management's Evaluation

        Management has evaluated the Company's internal control over financial reporting using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. During this evaluation, no material weakness in the Company's internal control over financial reporting was identified by management. Based on their evaluation as of January 31, 2005, management believes that the Company's internal control over financial reporting is effective in achieving the objectives described above.

Report of Independent Registered Public Accounting Firm

        Deloitte & Touche LLP, which audited the Company's consolidated financial statements as of and for the period ended January 31, 2005 and issued their report thereon, has also issued an attestation report on management's assessment and on the effectiveness of the Company's internal control over financial reporting, which is set forth below.

(c)
Attestation report of the registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Mandalay Resort Group
Las Vegas, Nevada

        We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, that Mandalay Resort Group and subsidiaries (the "Company") maintained effective internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of January 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 31, 2005 of the Company and our report dated April 18, 2005, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
April 18, 2005

(d)
Changes in internal controls over financial reporting.

        No changes in the Company's internal control over financial reporting occurred during the Company's fourth quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

        During the fourth quarter of fiscal 2005, any information required to be reported on Form 8-K was properly reported.

        On February 18, 2005, the Compensation Committee (the "Committee") of Mandalay's Board of Directors took the following actions:

        (i)    evaluated the performances of Michael S. Ensign, Mandalay's Chairman of the Board, Chief Executive Officer and Chief Operating Officer, William A. Richardson, Mandalay's Vice Chairman of the Board, and Glenn W. Schaeffer, Mandalay's President, Chief Financial Officer and a member of Mandalay's Board of Directors (the "Participants") for fiscal 2005, as measured by pre-established performance goals under Mandalay's 2000 Executive Officers' Bonus Plan (the "Plan"), and, in accordance with the pre-established performance goals, awarded to each Participant (a) a performance-based bonus equal to 65% of his base salary for achievement of the performance goal based on a net revenue performance target, plus (b) 55% of his base salary based on a performance goal relating to the comparison of Mandalay's cash flow margin to the cash flow margins of a pre-determined group of competitors;

        (ii)   awarded discretionary bonuses of $625,000 to Mr. Ensign, $550,000, to Mr. Richardson and $425,000 to Mr. Schaeffer, in each case representing 50% of the Participant's base salary for fiscal 2005;

        (iii)   established fiscal 2006 base salaries of $1,400,000 for Mr. Ensign, $1,200,000 for Mr. Richardson and $875,000 for Mr. Schaeffer;

        (iv)  established performance goals for determining the fiscal 2006 bonuses of the Participants under the Plan using the same pre-established performance goals utilized for fiscal 2005, which bonuses are contingent on a further approval of the Plan by shareholders prior to the end of fiscal 2006; and

        (v)   awarded special bonuses (which, if earned, would be in lieu of the bonuses referred to in clause (iv)) that are payable only if the merger with MGM MIRAGE closes before April 15, 2005, as follows: to Mr. Ensign a bonus equal to 154% of his fiscal 2006 base salary through the closing of the merger with MGM MIRAGE, to Mr. Richardson a bonus equal to 153% of his fiscal 2006 base salary through the closing of the merger with MGM MIRAGE and to Mr. Schaeffer a bonus of 143% of his fiscal 2006 base salary through the closing of the merger with MGM MIRAGE. Each special bonus represents a percentage of base salary equal to the average total percentage bonus paid to the Participant since the implementation of the Plan, including, in the case of fiscal 2002, the bonus as calculated before reflection of the Participant's voluntary reduction of that year's bonus due to the events of September 11, 2001.

        On April 15, 2005, the Committee extended to April 30, 2005 the date by which the merger must close in order to receive the special bonuses described in (v), above.

        The Committee's members are William E. Bannen, Jeffrey D. Benjamin and Rose McKinney-James.

        On March 2, 2005, Mandalay's Board of Directors awarded "stay bonuses" of $800,000 to Yvette Landau, Mandalay's Vice President, General Counsel and Secretary and $742,000 to Les Martin, Mandalay's Vice President, Chief Accounting Officer and Treasurer. Payment of each bonus is conditioned upon the recipient continuing in his or her current capacity until the closing of the merger with MGM MIRAGE.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Incorporated herein by this reference is (i) the information beginning immediately following the question "What is the background of this year's nominees?" under the caption "Item 1—Election of Directors and Nominee Biographies" to, but not including, the caption "Compensation of Directors" in the proxy statement to be filed by Mandalay Resort Group with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended January 31, 2005 and forwarded to stockholders prior to the 2005 Annual Meeting of Stockholders (the "2005 Proxy Statement"), (ii) the information in the 2005 Proxy Statement beginning immediately following the caption "Board Committees and Meeting Attendance" to, but not including, the caption "Item 2—Ratification of Selection of Independent Auditors," and (iii) the information in the 2005 Proxy Statement beginning immediately following the caption "Section 16(a) Beneficial Ownership Reporting Compliance" to, but not including, the caption "General."

ITEM 11. EXECUTIVE COMPENSATION.

        Incorporated herein by this reference is (i) the information in the 2005 Proxy Statement beginning immediately following the caption "Compensation of Directors" to, but not including, the caption "Board Committees and Meeting Attendance," (ii) the information in the 2005 Proxy Statement beginning immediately following the caption "Executive Compensation" to, but not including, the caption "Certain Transactions," and (iii) the information in the 2005 Proxy Statement beginning immediately following the caption "Compensation Committee Interlocks and Insider Participation" to, but not including, the caption "Report of the Audit Committee."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        Incorporated herein by this reference is the information in the 2005 Proxy Statement beginning immediately following the caption "Stock Ownership of Certain Beneficial Owners and Management" to, but not including, the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

        Equity Compensation Plan Information.    The following table gives information about our common stock that may be issued under our existing equity compensation plans as of January 31, 2005. Other than stock options, we did not have any warrants or other rights to acquire our common stock outstanding under our plans as of January 31, 2005.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	584,783	$22.69	2,036,349	(2)
Equity compensation plan not approved by security holders (1)	167,351	$22.06	19,900
Total	752,134	$22.55	2,056,249

(1)
Our 1998 Stock Option Plan, which is described below.

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

        No awards other than stock options may be granted under the 1998 Plan. The options granted under the 1998 Plan are not intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended. Each option granted under the plan must be granted at an exercise price which is not less than the fair market value of Mandalay's common stock on the grant date. The purchase price and the number and kind of shares that may be purchased upon the exercise of options granted pursuant to the plan, and the number of shares which may be issued pursuant to the plan, are subject to adjustment in certain events, including any stock split, recapitalization or reorganization. Each option granted under the plan may be for a term of not more than ten years and, by its terms, will not be transferable except by will or the laws of descent and distribution and may be exercised during the optionee's lifetime only by the optionee or the optionee's guardian or legal representative. If a stock option granted under the plan expires or is terminated, canceled or surrendered for any reason without being exercised in full, the shares of common stock which were subject to the unexercised portion of the stock option will again become available for issuance under that plan. Generally, each option granted under the plan, except as otherwise provided by the terms of the specific grant, will continue to be exercisable in the event of a termination of the optionee's employment or other relationship with Mandalay (but only to the extent exercisable at the time of such termination) for a period of three months or until such earlier date as the option expires by its terms. In the event of the optionee's total disability, an option becomes immediately exercisable in full for a period of six months or until the earlier date the option expires by its terms. Each option granted under the plan becomes immediately exercisable in full for a period of 12 months in the event of the optionee's death or until the earlier date the option expires by its terms. Specified acts of misconduct, such as dishonesty, disclosure of confidential information or the inability of the optionee to continue the optionee's relationship with Mandalay under any law or governmental regulation, including any gaming law or regulation, will result in the immediate termination of any options held by the optionee under the plan. The plan will remain in effect for a period of ten years following its adoption by our Board of Directors or until earlier terminated by our Board of Directors.

        Upon consummation of the merger discussed under "Pending Merger Pursuant to Which Mandalay is to Become a Wholly Owned Subsidiary of MGM MIRAGE" in Item 1 of this report, (i) each outstanding unexercised option granted pursuant to the 1998 Plan, whether or not then vested or exercisable in accordance with its terms, will become exercisable in full immediately prior to, and shall expire at, the merger's "Effective Time," and (ii) at the merger's "Effective Time," the option will be canceled and converted into the right to receive from MGM MIRAGE a lump sum cash payment equal to the product of the total number of shares of common stock subject to the option immediately prior to the Effective Time and the excess of $71.00 over the per share exercise price, less withholding taxes.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Incorporated herein by this reference is (i) the information in the 2005 Proxy Statement beginning immediately following the caption "Certain Transactions" to, but not including, the caption "Report of the Board of Directors and the Compensation Committee on Executive Compensation" and (ii) the information immediately following the caption "Compensation Committee Interlocks and Insider Participation" to, but not including, the caption "Report of the Audit Committee."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

        Incorporated herein by this reference is the information in the 2005 Proxy Statement beginning immediately following the caption "Fees to Independent Auditors" to, but not including, the caption "Executive Compensation."

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)  Consolidated Financial Statements:

(a)(2)  Supplemental Financial Statement Schedules:

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at beginning of year	Charged to costs and expenses	Deductions	Balance at end of year
Year ended January 31, 2005
2005 Allowance for doubtful accounts	$13,999	$879	$4,535	$10,343
2004 Allowance for doubtful accounts	27,270	2,105	15,376	13,999
2003 Allowance for doubtful accounts	35,404	7,165	15,299	27,270

(a)(3)  Exhibits:

        The following exhibits are filed as a part of this report or incorporated herein by reference:

3.1.1.	Restated Articles of Incorporation of the Registrant as of July 15, 1998 and Certificate of Amendment thereto, dated June 29, 1989. (Incorporated by reference to Exhibit 3(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1991—Commission File No. 1-8570.)
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
4.3.
Amendment No. 2 to Rights Agreement, dated as of June 15, 2004, among the Registrant and Wells Fargo Bank Minnesota, N.A., as Rights Agent. (Incorporated by reference to Exhibit 2 to the Registrant's Form 8-A/A dated August 2, 2004.)
4.4.
Amendment No. 3 to the Rights Agreement, dated as of August 2, 2004, among Mandalay Resort Group and Wells Fargo Bank Minnesota, N.A., as Rights Agent. (Incorporated by reference to Exhibit 1 to the Registrant's Form 8-A/A dated August 2, 2004.)
4.5.
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

4.6.
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
4.7.
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
4.8.
Second Amendment Agreement, dated February 5, 2003, to the Revolving Loan Agreement and Term Loan Agreement, both dated August 22, 2001, by and among Mandalay Resort Group, the banks named therein and Bank of America, N.A. as administrative agent. (Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated February 5, 2003—Commission File No. 1-8570.)
4.9.
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
4.14.
Indenture by and between the Registrant and First Interstate Bank of Nevada, N.A., as Trustee with respect to the Registrant's 6 3/4% Senior Subordinated Notes due 2003 and its 7 5/8% Senior Subordinated Debentures due 2013. (Incorporated by reference to Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated July 21, 1993—Commission File No. 1-8570.)
4.15.
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
4.18.
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
4.19.
6.70% Senior Notes due February 15, 2096 in the principal amount of $150,000,000. (Incorporated by reference to Exhibit 4(d) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1996—Commission File No. 1-8570.)
4.20
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
4.31.
First Supplemental Indenture dated as of July 26, 2004, relating to Mandalay's Floating Rate Senior Convertible Debentures due 2033. (Incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated July 26, 2004—Commission File No. 1-8570.)
4.32.
Registration Rights Agreement dated as of March 21, 2003 by and between the Registrant and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Banc of America Securities LLC. (Incorporated by reference to Exhibit 4.45 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2003—Commission File No. 1-8570.)
4.33.
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
4.35.
Indenture, dated as of November 25, 2003, by and between the Registrant and The Bank of New York with respect to $250 million aggregate principal amount of 6 3/8% Senior Notes due 2011. (Incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2003—Commission File No. 1-8570.)

4.36.
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
10.1.
Agreement and Plan of Merger dated as of June 15, 2004, among MGM MIRAGE, Mandalay Resort Group and MGM MIRAGE Acquisition Co. #61, a wholly owned subsidiary of MGM MIRAGE. (Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 15, 2004—Commission File No. 1-8570.)
10.2.
Notice of Extension of Outside Date dated as of March 22, 2005 and issued pursuant to the Agreement and Plan of Merger dated as of June 15, 2004 among MGM MIRAGE, Mandalay Resort Group and MGM MIRAGE Acquisition Co. #61. (Incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated March 22, 2005—Commission File No. 1-8570.)
10.3.
Agreement and Plan of Merger dated as of March 22, 2005 among Mandalay Resort Group, MGM MIRAGE, Circus Circus Michigan, Inc., CCM Merger Inc., and CCM Merger Sub., Inc. (Incorporated by reference to Exhibit 2.01 to the Registrant's Current Report on Form 8-K dated March 22, 2005—Commission File No. 1-8570.)
10.4.*
Amended and Restated 1991 Stock Incentive Plan of the Registrant. (Incorporated by reference to Exhibit 10 to the Post Effective Amendment No. 3 to the Registrant's Registration Statement (No. 33-56420) on Form S-8.)
10.5.*
Amended and Restated 1993 Stock Option Plan of the Registrant. (Incorporated by reference to Exhibit 10 to the Post Effective Amendment No. 2 to the Registrant's Registration Statement (No. 33-53303) on Form S-8.)
10.6.*	1998 Stock Option Plan. (Incorporated by reference to Exhibit 4(g) to the Registrant's Registration Statement (No. 333-51073) on Form S-8.)
10.7.
2000 Stock Incentive Plan. (Incorporated by reference to Appendix B to the Registrant's definitive proxy statement dated April 28, 2000 relating to the 2000 Annual Meeting of Registrant's Stockholders.)
10.8.*	2002 Stock Incentive Plan. (Incorporated by reference to Appendix B to the Registrant's definitive proxy statement dated May 14, 2002 relating to the 2002 Annual Meeting of Registrant's Stockholders.)
10.9.*	Stock Incentive and Stock Option Plan Amendments.
10.10.*
Executive Compensation Insurance Plan. (Incorporated by reference to Exhibit 10(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1992—Commission File No. 1-8570.)
10.11.
Eighteenth Amendment and Restatement, dated October 10, 2003, of the Registrant's Employees' Profit Sharing and Investment Plan. (Incorporated by reference to Exhibit 4(d) to Post Effective Amendment No. 13 to the Registrant's Registration Statement (No. 33-18278) on Form S-8.)

10.12.
Nineteenth Amendment, dated December 17, 2003, of the Registrant's Employees' Profit Sharing and Investment Plan. (Incorporated by reference to Exhibit 4(e) to Post Effective Amendment No. 14 to the Registrant's Registration Statement (No. 33-18278) on Form S-8.)
10.13.
Twentieth Amendment, dated September 1, 2004, of the Registrant's Employees' Profit Sharing and Investment Plan. (Incorporated by reference to Exhibit 4(h) to Post Effective Amendment No. 15 to the Registrant's Registration Statement (No. 33-18278) on Form S-8.)
10.14.
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
10.16.
Lease, dated August 3, 1977, by and between B&D Properties, Inc., as lessor, and the Registrant, as lessee; Amendment of Lease, dated May 6, 1983. (Incorporated by reference to Exhibit 10(h) to the Registrant's Registration Statement (No. 2-85794) on Form S-1.)
10.17.
Lease by and between Robert Lewis Uccelli, guardian, as lessor, and Nevada Greens, a limited partnership, William N. Pennington, as trustee, and William G. Bennett, as trustee, and related Assignment of Lease. (Incorporated by reference to Exhibit 10(p) to the Registrant's Registration Statement (No. 33-4475) on Form S-1.)
10.18.
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
10.19.
Amended and Restated Agreement of Joint Venture of Circus and Eldorado Joint Venture by and between Eldorado Limited Liability Company and Galleon, Inc. (Incorporated by reference to Exhibit 3.3 to the Form S-4 Registration Statement of Circus and Eldorado Joint Venture and Silver Legacy Capital Corp.—Commission File No. 333-87202.)
10.20.
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
10.21.
Amendment No. 1 to the Amended and Restated Credit Agreement, by and among Circus and Eldorado Joint Venture, the Banks named therein and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10(w) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2000—Commission File No. 1-8570.)
10.22.
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
10.36.*	2000 Executive Officers' Bonus Plan. (Incorporated by reference to Appendix A to the Registrant's definitive proxy statement dated April 28, 2000 relating to its 2000 Annual Meeting of Stockholders.)
10.37.*	Compensation Arrangements.
10.38.
Amended and Restated Joint Venture Agreement, dated as of June 25, 2002, between Nevada Landing Partnership and RBG, L.P. (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2004—Commission File No. 1-8570.)
10.39.
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
10.40.
Amendment No. 1 to the Victoria Partners Loan Agreement, dated as of January 31, 1995. (Incorporated by reference to Exhibit 10(uu) to the Annual Report on Form 10-K for the year ended December 31, 1994 of Mirage Resorts, Incorporated. Commission File No. 1-6697.)
10.41.
Amendment No. 2 to the Victoria Partners Loan Agreement, dated as of June 30, 1995. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 of Mirage Resorts, Incorporated. Commission File No. 1-6697.)
10.42.
Amendment No. 3 to the Victoria Partners Loan Agreement, dated as of July 28, 1995. (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 of Mirage Resorts, Incorporated. Commission File No. 1-6697.)

10.43.
Amendment No. 4 to the Victoria Partners Loan Agreement, dated as of October 16, 1995. (Incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1995—Commission File No. 1-8570.)
10.44.
Amendment No. 5 to the Victoria Partners Loan Agreement dated as of August 1, 1996. (Incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1996—Commission File No. 1-8570.)
10.45.
Amendment No. 6 to the Victoria Partners Loan Agreement, dated as of April 12, 1997. (Incorporated by reference to Exhibit 10(ccc) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1997—Commission File No. 1-8570.)
10.46.
Amendment No. 7 to the Victoria Partners Loan Agreement, dated as of January 12, 1998. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 of Mirage Resorts, Incorporated. Commission File No. 1-6697.)
10.47.
Amendment No. 8 to the Victoria Partners Loan Agreement, dated as of March 28, 2002. (Incorporated by reference to Exhibit 10.58 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2002—Commission File No. 1-8570.)
10.48.
Joint Venture Agreement, dated as of December 9, 1994, between MRGS Corp. and Gold Strike L.V. (without Exhibit) (the "Victoria Partners Venture Agreement"). (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated December 9, 1994 of Mirage Resorts, Incorporated. Commission File No. 1-6697.)
10.49.
Amendment No. 1 to the Victoria Partners Venture Agreement dated as of April 17, 1995. (Incorporated by reference to Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995 of Mirage Resorts, Incorporated. Commission File No. 1-6697.)
10.50.
Amendment No. 2 to the Victoria Partners Venture Agreement dated as of September 25, 1995. (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995 of Mirage Resorts, Incorporated. Commission File No. 1-6697.)
10.51.
Amendment No. 3 to the Victoria Partners Venture Agreement dated as of February 28, 1996. (Incorporated by reference to Exhibit 10(fff) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1996—Commission File No. 1-8570.)
10.52.
Amendment No. 4 to the Victoria Partners Venture Agreement dated as of May 29, 1996. (Incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1996—Commission File No. 1-8570.)
10.53.
Consulting Agreement, dated June 1, 1995, between Circus Circus Casinos, Inc. (a subsidiary of the Registrant) and Lakeview Company. (Incorporated by reference to Exhibit 10(ggg) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1996—Commission File No. 1-8570.)
10.54.
Operating Agreement, dated October 7, 1997, by and between Circus Circus Michigan, Inc. and Atwater Casino Group, L.L.C. (Incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1997—Commission File No. 1-8570.)

10.55.
First Amendment to Operating Agreement, dated October 7, 1997, by and between Circus Circus Michigan, Inc. and Atwater Casino Group, L.L.C. (Incorporated by reference to Exhibit 10(hhh) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2000—Commission File No. 1-8570.)
10.56.
Amended First Amendment to Operating Agreement, dated October 7, 1997, by and between Circus Circus Michigan, Inc. and Atwater Casino Group, L.L.C. (Incorporated by reference to Exhibit 10(iii) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2000—Commission File No. 1-8570.)
10.57.
Second Amendment to Operating Agreement, dated October 7, 1997, by and between Circus Circus Michigan, Inc. and Atwater Casino Group, L.L.C. (Incorporated by reference to Exhibit 10(jjj) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2000—Commission File No. 1-8570.)
10.58.
Third Amendment, dated January 21, 2001, to Operating Agreement, dated October 7, 1997, by and between Circus Circus Michigan, Inc. and Atwater Casino Group, L.L.C. (Incorporated by reference to Exhibit 10(ddd) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2001—Commission File No. 1-8570.)
10.59.
Fourth Amendment dated August 2, 2002, to Operating Agreement dated October 7, 1997, by and between Circus Circus Michigan, Inc. and Atwater Casino Group, L.L.C. (Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2003—Commission File No. 1-8570.)
10.60.
Fifth Amendment dated October 31, 2003, to Operating Agreement dated October 7, 1997, by and between Circus Circus Michigan, Inc. and Atwater Casino Group, L.L.C. (Incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2003—Commission File No. 1-8570.)
10.61.	Revised Development Agreement effective August 2, 2002, by and among the City of Detroit, The Economic Development Corporation of the City of Detroit and Detroit Entertainment, L.L.C.
10.62.
Conveyance Agreement, dated April 29, 1999, by and among the City of Detroit, the Economic Development Corporation of the City of Detroit and Detroit Entertainment, L.L.C. (Incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1999—Commission File No. 1-8570.)
10.63.
Loan Agreement, dated as of June 30, 1999 among Detroit Entertainment, L.L.C., the Banks named therein and Bank of America National Trust and Savings Association, as administrative agent for the Banks. (Incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999—Commission File No. 1-8570.)
10.64.
Amendment No. 1 to the Loan Agreement, dated June 30, 1999 among Detroit Entertainment, L.L.C., the Banks named therein and Bank of America, N.A., as administrative agent for the Banks. (Incorporated by reference to Exhibit 10(d) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2000—Commission File No. 1-8570.)
10.65.
Amendment No. 2, dated January 31, 2001, to the Loan Agreement, dated June 30, 1999, among Detroit Entertainment, L.L.C., the Banks named therein and Bank of America, N.A., as administrative agent for the Banks. (Incorporated by reference to Exhibit 10(lll) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2001—Commission File No. 1-8570.)

10.66.
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
10.67.
Hotel Management Agreement, dated as of March 10, 1998, by and among the Registrant, Mandalay Corp. and Four Seasons Hotel Limited. (Incorporated by reference to Exhibit 10(lll) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998—Commission File No. 1-8570.)
10.68.
Hotel License Agreement, dated as of March 10, 1998, by and among Mandalay Corp. and Four Seasons Hotel Limited. (Incorporated by reference to Exhibit 10(mmm) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998—Commission File No. 1-8570.)
10.69.
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
10.70.
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
10.71.
Guaranty, dated October 30, 1998, by the Registrant in favor of First Security Bank, National Association, as Trustee, and the Banks named therein. (Incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998—Commission File No. 1-8570.)
10.72.
Master Lease, dated December 21, 2001, among the Registrant, Mandalay Corp., Ramparts, Inc., New Castle Corp., and Circus Circus Casinos, Inc. as lessees and Wells Fargo Bank Northwest, N.A., as lessor. (Incorporated by reference to Exhibit 10.88 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2002—Commission File No. 1-8570.)
10.73.
Guaranty, dated December 21, 2001, by the Registrant and its subsidiaries named therein in favor of Wells Fargo Bank Northwest, N.A., and the other beneficiaries named therein. (Incorporated by reference to Exhibit 10.89 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2002—Commission File No. 1-8570.)
10.74.
Aircraft Lease Agreement between the Registrant and General Electric Capital Corporation. (Incorporated by reference to Exhibit 10.90 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2002—Commission File No. 1-8570.)
10.75.
Aircraft Lease Agreement, dated December 28, 2001, between the Registrant and General Electric Capital Corporation. (Incorporated by reference to Exhibit 10.91 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2002—Commission File No. 1-8570.)

10.76.*
Supplemental Executive Retirement Plan. (Incorporated by reference to Exhibit 10(c) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998—Commission File No. 1-8570.)
10.77.*
Amendment No. 1 to Supplemental Executive Retirement Plan. (Incorporated by reference to Exhibit 10(uuu) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2001—Commission File No. 1-8570.)
10.78.*
Amendment No. 2 to Supplemental Executive Retirement Plan. (Incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2001—Commission File No. 1-8570.)
10.79.*	Amendment No. 3 to Supplemental Executive Retirement Plan.
10.80.
Stock Purchase Agreement, dated as of September 8, 2000, among the Registrant, Bank of America, N.A. and MBG Trust. (Incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2000—Commission File No. 1-8570.)
10.81.
First Amendment, dated as of January 2, 2001, to Stock Purchase Agreement, dated as of September 8, 2000, among the Registrant, Bank of America, N.A., and MBG Trust. (Incorporated by reference to Exhibit 10(www) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2001—Commission File No. 1-8570.)
10.82.
Second Amendment, dated as of March 21, 2001, to Stock Purchase Agreement, dated as of September 8, 2000, among the Registrant, Bank of America, N.A., and MBG Trust. (Incorporated by reference to Exhibit 10(xxx) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2001—Commission File No. 1-8570.)
10.83.
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
10.84.
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
10.85.
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

10.87.
Amendment, dated as of September 15, 2001, to the Amended and Restated Trust Agreement, dated as of September 8, 2000, between NMS Services (Cayman) Inc. and Wilmington Trust Company. (Incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2001—Commission File No. 1-8570.)
10.88.
Master Lease, dated as of June 30, 2003, by and among the Registrant, Mandalay Corp., Ramparts, Inc., New Castle Corp. and Circus Circus Casinos, Inc., as lessees and Wells Fargo Bank Northwest, National Association, as lessor. (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003—Commission File No. 1-8570.)
10.89.
Guaranty, dated as of June 30, 2003, by the Registrant and its subsidiaries named therein in favor of Wells Fargo Bank Northwest, National Association, and the other beneficiaries named therein. (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003—Commission File No. 1-8570.)
10.90.
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
10.91.
Rate Swap Master Agreement, dated as of October 24, 1986, and Rate Swap Supplements One through Four, by and between the Registrant and Bank of America, N.A. (Incorporated by reference to Exhibit 4(j) to the Registrant's Current Report on Form 8-K dated December 29, 1986—Commission File No. 1-8570.)
10.92.
Interest Rate Swap Agreement, dated as of September 27, 1999, by and between the Registrant and Bank of America, N.A. (Incorporated by reference to Exhibit 4(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1999—Commission File No. 1-8570.)
10.93.
Interest Rate Swap Agreement, dated as of September 27, 1999, by and between the Registrant and Bank of America, N.A. (Incorporated by reference to Exhibit 4(b) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1999—Commission File No. 1-8570.)
10.94.
Interest Rate Swap Agreement, dated as of June 3, 2002, by and between the Registrant and Citibank, N.A. (Incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2002—Commission File No. 1-8570.)
10.95.
Interest Rate Swap Agreement, dated as of June 3, 2002, by and between the Registrant and Citibank, N.A. (Incorporated by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2002—Commission File No. 1-8570.)
10.96.
Interest Rate Swap Agreement, dated as of August 7, 2002, by and between the Registrant and Citibank, N.A. (Incorporated by reference to Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2002—Commission File No. 1-8570.)

10.97.
Interest Rate Swap Agreement, dated as of August 7, 2002, by and between the Registrant and Bank of America, N.A. (Incorporated by reference to Exhibit 4.4 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2002—Commission File No. 1-8570.)
10.98.
Interest Rate Swap Agreement, dated as of February 13, 2003, by and between the Registrant and Bank of America, N.A. (Incorporated by reference to Exhibit 4.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2003—Commission File No. 1-8570.)
10.99.
Interest Rate Swap Agreement, dated as of February 12, 2003, by and between the Registrant and The Bank of Nova Scotia. (Incorporated by reference to Exhibit 4.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2003—Commission File No. 1-8570.)
10.100.
Interest Rate Cap Agreement, dated October 20, 1997, between the Registrant and Morgan Guaranty Trust Company of New York. (Incorporated by reference to Exhibit 4(f) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1997—Commission File No. 1-8570.)
10.101.
Interest Rate Cap Agreement, dated January 13, 1998, between the Registrant and Morgan Guaranty Trust Company of New York. (Incorporated by reference to Exhibit 4(h) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998—Commission File No. 1-8570.)
10.102.
Interest Rate Cap Agreement dated June 14, 2000, between the Registrant and Morgan Guaranty Trust Company of New York. (Incorporated by reference to Exhibit 4(e) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2000—Commission File No. 1-8570.)
10.103.
Interest Rate Cap Agreement dated June 29, 2000, between the Registrant and Morgan Guaranty Trust Company of New York. (Incorporated by reference to Exhibit 4(f) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2000—Commission File No. 1-8570.)
10.104.
Interest Rate Swap Agreement, dated as of July 31, 2003, by and between the Registrant and Bank of America, N.A. (Incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003—Commission File No. 1-8570.)
10.105.
Interest Rate Swap Agreement, dated as of July 31, 2003, by and between the Registrant and Bank of America, N.A. (Incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003—Commission File No. 1-8570.)
10.106.
Interest Rate Swap Agreement, dated as of December 2, 2003, by and between the Registrant and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2003—Commission File No. 1-8570.)
10.107.
Interest Rate Swap Agreement, dated as of December 1, 2003, by and between the Registrant and Deutsche Bank AG. (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2003—Commission File No. 1-8570.)

10.108.
Interest Rate Swap Agreement, dated as of April 6, 2004, by and between the Registrant and Bank of America, N.A. (Incorporated by reference to Exhibit 10.128 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2005—Commission File No. 1-8570.)
12.	Statement regarding Computation of Ratio of Earnings to Fixed Charges.
21.	Subsidiaries of the Registrant.
23.1.	Consent of Deloitte & Touche LLP related to the Registrant's Consolidated Financial Statements.
23.2	Consent of Deloitte & Touche LLP related to the financial statements of Elgin Riverboat Resort-Riverboat Casino.
23.3.	Consent of PricewaterhouseCoopers LLP related to the financial statements of Elgin Riverboat Resort-Riverboat Casino.
31.1.	Certification of Michael S. Ensign, Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2.	Certification of Glenn Schaeffer, Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1.	Certification of Michael S. Ensign Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2.	Certification of Glenn Schaeffer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

        (b)   The exhibits required by Item 601 of Regulation S-K, filed as part of this report or incorporated herein by reference, are listed in Item 15(a)(3) above, and the exhibits filed herewith are listed on the Index to Exhibits which accompanies this report.

        (c)   See Item 15(a)(2) of this report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANDALAY RESORT GROUP
Dated: April 15, 2005	By:	/s/ MICHAEL S. ENSIGN Michael S. Ensign Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL S. ENSIGN Michael S. Ensign	Chairman of the Board, Chief Executive Officer and Chief Operating Officer (Principal Executive Officer)	April 15, 2005
/s/ WILLIAM A. RICHARDSON William A. Richardson	Vice Chairman of the Board	April 15, 2005
/s/ GLENN SCHAEFFER Glenn Schaeffer	President, Chief Financial Officer and Director (Principal Financial Officer)	April 15, 2005
/s/ LES MARTIN Les Martin	Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)	April 15, 2005
/s/ WILLIAM E. BANNEN William E. Bannen	Director	April 15, 2005
/s/ JEFFREY D. BENJAMIN Jeffrey D. Benjamin	Director	April 15, 2005
/s/ ROSE MCKINNEY-JAMES Rose McKinney-James	Director	April 15, 2005
/s/ MICHAEL D. MCKEE Michael D. McKee	Director	April 15, 2005
/s/ DONNA B. MORE Donna B. More	Director	April 15, 2005
/s/ HAROLD J. PHILLIPS Harold J. Phillips	Director	April 15, 2005

INDEX TO EXHIBITS
FORM 10-K
Fiscal Year Ended
January 31, 2005

Exhibit Number
10.9.	Stock Incentive and Stock Option Plan Amendments.
10.37.	Compensation Arrangements.
10.61.	Revised Development Agreement effective August 2, 2002, by and among the City of Detroit, The Economic Development Corporation of the City of Detroit and Detroit Entertainment, L.L.C.
10.79.	Amendment No. 3 to Supplemental Executive Retirement Plan.
12.	Statement regarding Computation of Ratio of Earnings to Fixed Charges.
21.	Subsidiaries of the Registrant.
23.1.	Consent of Deloitte & Touche LLP related to the Registrant's Consolidated Financial Statements.
23.2.	Consent of Deloitte & Touche LLP related to the financial statements of Elgin Riverboat Resort-Riverboat Casino.
23.3.	Consent of PricewaterhouseCoopers LLP related to the financial statements of Elgin Riverboat Resort-Riverboat Casino.
31.1.	Certification of Michael S. Ensign, Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2.	Certification of Glenn Schaeffer, Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1.	Certification of Michael S. Ensign Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2.	Certification of Glenn Schaeffer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
  ITEM 1. BUSINESS.
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
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
MANDALAY RESORT GROUP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Management's Report on Financial Statements
SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
ELGIN RIVERBOAT RESORT—RIVERBOAT CASINO BALANCE SHEETS DECEMBER 31, 2004 AND 2003
ELGIN RIVERBOAT RESORT—RIVERBOAT CASINO STATEMENTS OF INCOME FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2004
ELGIN RIVERBOAT RESORT—RIVERBOAT CASINO STATEMENTS OF PARTNERS' EQUITY FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2004
ELGIN RIVERBOAT RESORT—RIVERBOAT CASINO STATEMENTS OF CASH FLOWS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2004
ELGIN RIVERBOAT RESORT—RIVERBOAT CASINO NOTES TO FINANCIAL STATEMENTS AS OF DECEMBER 31, 2004 AND 2003 AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2004
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Report of Independent Accountants
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
  ITEM 9A. CONTROLS AND PROCEDURES.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Equity Compensation Plan Information
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (in thousands)
SIGNATURES
INDEX TO EXHIBITS FORM 10-K Fiscal Year Ended January 31, 2005